Form 10-K
BEL FUSE INC /NJ
filed 1995-03-30
CIK 729580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

          For the Fiscal Year Ended December 31, 1994

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period
          from               to
              ---------------  --------------

                         Commission File Number 0-11676
                             ----------------------

                                 BEL FUSE INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                            22-1463699
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              198 Van Vorst Street, Jersey City, New Jersey 07302
                                 (201) 432-0463
      (Address and telephone number, including area code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                      No
                            ---                        ---

[X] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of voting stock held by non-affiliates as of March 15, 1995 was approximately $32,609,732 (based upon the closing sales price of
                            ----------
those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Number of shares of Common Stock outstanding as of March 15, 1995:
4,974,445
---------
Documents incorporated by reference:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                 BEL FUSE INC.

                                     INDEX

Part I                                                    Page
------                                                    ----

Item 1. Business..........................................  1

Item 2. Properties........................................  3

Item 3. Legal Proceedings.................................  4

Item 4. Submission of Matters to Vote of Security
        Holders...........................................  4

Item 4A. Executive Officers of the Registrant.............  4

Part II
-------

Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters................... 5

Item 6. Selected Financial Data........................... 6

Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................ 6

Item 8. Financial Statements and Supplementary
        Data.............................................. 10*

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure. .......... 11

Part III
--------

Item 10. Directors of the Registrant...................... 11

Item 11. Executive Compensation........................... 11

Item 12. Security Ownership of Certain
         Beneficial Owners and Management................. 11

Item 13. Certain Relationships and Related
         Transactions..................................... 11

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K.......................... 12

Signatures................................................ 14

-------------------
*Page F-1 follows page 10.

                                     PART I
                                     ------
Item 1.        Business
               --------

     General
     -------

     Bel Fuse Inc. (the "Company"), organized under New Jersey law, is engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company operates facilities in New Jersey, California, Indiana, Hong Kong, Macau and France. The Company maintains its principal executive offices at 198 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     Recent Developments
     -------------------

     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839. For additional information regarding the Company's purchase of these shares see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Product Groups
--------------

     Magnetic Components
     -------------------

     The Company manufactures a broad range of magnetic components. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. The Company directs its design and marketing efforts to supply the needs of the following markets: manufacturers of networking and telecommunication equipment, computer manufacturers, and consumer, automotive and industrial electronic manufacturers. Although applications tend to overlap, the magnetic components manufactured by the Company fall into four major groups:

     1. Pulse Transformers
        ------------------

          These small wire-wound components offer the end user an inexpensive answer to surge protection, isolation and signal transfer. The major customers are the manufacturers of networking equipment, telecommunication equipment and computers.

     2. Delay Lines, Filters and DC/DC Converters
        -----------------------------------------

          These components are supplied to the same customer base as pulse transformers. They are densely packaged combinations of wire-wound components and other passive and active components such as capacitors, resistors and silicon integrated circuits (IC's). They perform the critical functions of timing, signal conditioning and power conversion.

     3. Power Transformers, Line Chokes, Coils
        --------------------------------------

          The basic functions of power transformers include AC voltage conversion and isolation, and they convert the power from the supply line to the supply circuitry of a given electronic instrument such as a TV or VCR. Line chokes block the conducted and radiated emissions of a power supply, and coils are used for supply and control circuitry in TV's and VCR's. These products are typically sold in large volume orders and are subject to highly competitive pricing pressures.

     4. Packaged Modules
        ----------------

          The Company supplies packaged modules to end users in several other industries whose requirements can be satisfied by combining in one integrated package one or more of the Company's capabilities in circuit board assembly, automatic winding, hybrid fabrication and component encapsulation.

     Miniature and Micro Fuses
     -------------------------

     Fuses prevent currents in an electrical or electronic circuit from exceeding certain predetermined values. Fuses act as a safety valve to protect expensive components from damage or to cut off high currents before they can generate enough heat to cause smoke or fire. The Company manufactures miniature and micro fuses for supplementary circuit protection. The Company sells its fuses to a world-wide market. They are used in such products as televisions, VCR's, power supplies, computers, telephones and networking assemblies.

     Thick Film Hybrids
     ------------------

     Thick film hybrids are dense, reliable, high quality electronic microcircuits. The term "thick film hybrid" describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This substrate becomes a hybrid circuit when components such as integrated circuits, transistors, capacitors, and inductors are added to the substrate in order to form a functioning electrical circuit. The Company incorporates facets of this technology in the design and manufacture of many of its other products.

Marketing
---------

     The Company sells its products to approximately 556 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations, authorized distributors and the Company's sales personnel. Presently the Company has 52 sales representative organizations, 27 non-exclusive distributors and a sales staff of 18 persons.

     The Company has written agreements with all of its sales representatives organizations and major distributors. Written agreements terminable on short notice by either party are standard in the industry.

     Finished products manufactured by the Company in its Far East facilities are, in general, either sold to the Company's Jersey City facility for resale to customers or are shipped directly to customers throughout the world. For further information regarding the Company's geographic operations, see Note 7 of Notes to Consolidated Financial Statements.

     The Company had sales in excess of ten percent of 1994 consolidated sales to one customer who manufactures electronic equipment. The amounts and percentage of consolidated sales were approximately $4,602,000 (10%).

Foreign Land Leases
-------------------

     The territories of Hong Kong and Macau will revert to the Peoples Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 71% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases would likely have a material adverse effect on the Company.

Research and Development
------------------------

     The Company's research and development efforts in 1994 were spread amongst all of the Company's current product lines. The Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. The Company's research and development facilities are located in Indiana, California and Hong Kong.

Suppliers
---------

     The Company has multiple suppliers for most of the raw materials that it purchases. Increasing demand for surface-mount components throughout the electronics industry may result in longer lead times. Where possible, the Company has contractual agreements with suppliers to assure continuing supply of critical components.

     With respect to those items which are purchased from single sources, the Company believes that compatible items would be available in the event that there were a termination of the Company's existing business relationships with any such particular supplier. While such an eventuality resulting from such termination could produce a disruption in production, the Company does not believe that the termination of business with any of its suppliers would have a material adverse effect on its long-term operations.

Backlog
-------

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of December 31, 1994 was approximately $19.1 million, as compared with a backlog of $9.5 million as of December 31, 1993. Management expects that substantially all of the Company's backlog as of December 31, 1994 will be shipped by June 30, 1995.

Trademarks and Patents
----------------------

     The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will issue from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue.

     The Company utilizes seven U.S. registered trademarks -- BELIMITER, BELFUSE, BEL, SLOBEL, MICROBEL, KEMFUZE and SURFUSE -- to identify various products that it manufactures. The trademarks survive as long as they are in use.

Competition
-----------

     There are numerous independent companies and divisions of major companies which manufacture products that are competitive with one or more of the Company's products. Some of the Company's competitors possess greater financial, marketing and other resources than those available to the Company. The Company's ability to compete is dependent upon several factors, including product performance, quality, reliability, design and price. For information regarding the effect of price competition on the Company's consolidated results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees
---------

     As of December 31, 1994, the Company had 707 full-time employees. The Company employed 86 people in its U.S. facilities, 618 in its Far East facilities, and 3 in its French facility, excluding workers employed by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Item 2. Properties
        ----------

     The Company currently occupies approximately 229,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. In addition, the Company has production processing arrangements with subcontractors in the People's Republic of China occupying approximately 60,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China, Hong Kong, Macau (the Far East), California, Indiana (U.S.A.) and France (Europe). The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 68% of the 229,000 square feet the Company occupies is owned while the remainder is leased. See Note 11 of Notes to Consolidated Financial Statements for additional information pertaining to lease properties.

Item 3. Legal Proceedings
        -----------------

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1994.

Item 4A. Executive Officers of the Registrant
         ------------------------------------

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.


                                              Positions and Offices
                             Officer            With the Company/
   Name and Age               Since            Business Experience
   ------------              -------          ---------------------

Elliot Bernstein, 71          1954           Chairman of the Board,
                                             Chief Executive Officer
                                             and Director

Daniel Bernstein, 41          1985           President, Managing
                                             Director of the Company's
                                             Macau Subsidiary and
                                             Director

Robert H. Simandl, 66         1967           Secretary and Director

Arnold Sutta, 68              1985           Vice President

Peter Christoffer, 53         1986           Vice President

Colin Dunn, 50                1992           Vice President and
                                             Treasurer

     Elliot Bernstein has been a Director of the Company since its inception in January 1949, served as President and Chief Executive Officer from 1954 to 1992, and has served as Chairman of the Board and Chief Executive Officer since 1992. One of his sons (Daniel Bernstein) is the President and a Director of the Company and his brother (Howard Bernstein) is a Director of the Company. Another one of his sons (Alexander Bernstein) formerly was an executive officer of the Company.

     Daniel Bernstein has served the Company as President since June, 1992. He previously served as Vice President (1985-1992) and Treasurer (1986-1992) and has served as a Director since 1986. He occupied other positions with the Company since 1978. He was appointed Managing Director of the Company's Macau subsidiary during 1991. Daniel Bernstein is Elliot Bernstein's son, and Howard Bernstein's nephew.

     Robert H. Simandl, a director of the Company since 1967 and Secretary of the Company since 1967, is a member of the law firm of Simandl and Gerr, Counsellors of Law. He has been a practicing attorney in New Jersey since 1953.

     Arnold Sutta joined the Company in 1966 and has served the Company as Vice President, Marketing, since 1985. Mr. Sutta supervises the worldwide marketing functions of the Company.

     Peter Christoffer has served the Company as Vice President since 1986 and in 1990 became the President of the Company's former subsidiary, CAC Microcircuits, Inc. ("CAC"). His responsibilities included the supervision of engineering and production of thick film hybrids at CAC. Since 1991, he has supervised the engineering and production of thick film hybrids at the Company's Indiana facility.

     Colin Dunn joined the Company in 1991 as Finance Manager and in 1992 was named Vice President of Finance and Treasurer. Prior to joining the Company, Mr. Dunn was Vice President of Finance and Operations at Kentek Information Systems, Inc. from 1985 to 1991 and had previously held a series of senior management positions with Braintech Inc. and Weyerhaeuser Company.

                                    PART II

Item 5.   Market for Registrant's Common Equity and
          -----------------------------------------
          Related Stockholder Matters
          ---------------------------

          (a) Market Information

     The Company's common stock, par value $.10 per share (the "Common Stock"), is traded in the over-the-counter market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock in the over-the-counter market for each quarter during the past two years.

                                        High           Low
                                        ----           ---
Year Ended December 31, 1993:
First Quarter......................... $18 1/4       $12 3/4
Second Quarter........................  17             9 1/4
Third Quarter.........................  10 7/8         8 1/4
Fourth Quarter........................  10             8 1/4

Year Ended December 31, 1994:
First Quarter.........................   9 1/8         7 1/4
Second Quarter........................   7 3/8         5 7/8
Third Quarter.........................   7 3/4         6
Fourth Quarter........................   8 5/8         6 7/8


     The Common Stock is reported under the symbol BELF in the NASDAQ National Market.

          (b) Holders.

     As of March 21, 1995, there were 342 registered shareholders of the Company's Common Stock plus an estimated 3,298 beneficial shareholders.

          (c) Dividends.

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no contractual restrictions on the Company's ability to pay dividends.

       Item 6.     Selected Financial Data
                   -----------------------

                                          Year Ended December 31,
                                          -----------------------
                            1994        1993       1992       1991        1990
                            ----        ----       ----       ----        ----
                             (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales ............   $ 45,747    $ 47,460   $ 50,354   $ 36,641    $ 36,588
Cost of sales ........     36,349      32,711     31,726     23,539      26,203
Selling, general and
 administrative ex-
 penses ..............     11,458      11,338     10,181      9,595       9,986
Provision for plant
 closings ............       --          --         --        6,395         475
Gain on sale of
 building -- net .....       --          --       11,410       --          --
Earnings (loss) before
 income taxes ........     (1,761)      4,005     20,132     (2,775)        (27)
Income tax provision
 (benefit) ...........       (203)        222      1,204        480        (739)
Net earnings (loss)  .     (1,558)      3,783     18,928     (3,255)        712
Earnings (loss) per
 common share ........       (.32)        .77       3.88       (.67)        .15


                                            As of December 31,
                                            ------------------
                            1994        1993       1992       1991        1990
                            ----        ----       ----       ----        ----
                             (In thousands of dollars, except per share data)

Selected Balance Sheet Data:

Working capital ....   $22,670   $27,875   $26,966   $12,015   $ 9,611
Total assets .......    51,653    53,122    50,005    28,430    34,452
Long-term debt, ex-
 cluding current
 installments ......      --        --        --           7       265
Stockholders' equity    45,926    48,270    44,423    25,315    28,542
Book value per share      9.25      9.78      9.04      5.23      5.90

Item 7. Managements' Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

Results of Operations

     The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                        Percentage of Net Sales
                                      ---------------------------
                                        Year Ended December 31,
                                      ---------------------------
                                      1994        1993       1992
                                      ----        ----       ----
Net sales .........................  100.0%      100.0%     100.0%
Cost of sales .....................   79.5        68.9       63.0
Selling, general and administrative
 expenses .........................   25.0        23.9       20.2
Gain on sale of building -- net ...    --          --        22.7
Earnings (loss) before income taxes   (3.8)        8.4       40.0
Income tax provision (benefit) ....    (.4)         .5        2.4
Net earnings (loss) ...............   (3.4)        7.9       37.6

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                         Increase (Decrease) from
                                               Prior Period
                                         ------------------------
                                      1994 Compared    1993 Compared
                                        with 1993        with 1992
                                      -------------    -------------

Net sales ..............................  (3.6)%           (5.7)%

Cost of sales ..........................  11.1              3.1

Selling, general and administrative
 expenses ..............................   1.1             11.4

Earnings (loss) before income taxes ....   *              (80.1)

Income tax provision ...................   *              (81.6)

Net earnings (loss) ....................   *              (80.0)

* Percentage not meaningful.

     Sales
     -----
     Net sales decreased 3.6% from 1993 to 1994 from approximately $47.5 million to $45.7 million. The Company attributes this decrease primarily to decreases in transformer unit sales and selling prices as a result of continuing competition in the industry, and decreases in delay line unit sales due to the maturity of this product line, offset in part by an increase in sales of packaged modules.

     Net sales decreased 5.7% from 1992 to 1993 from approximately $50.4 million to $47.5 million. The Company attributes this decrease primarily to decreases in thick film hybrid sales, selling price reductions on several mature products and delays in the introduction of certain new products.

     Cost of Sales
     -------------

     Cost of sales as a percentage of net sales increased from 68.9% in 1993 to 79.5% in 1994. The substantial increase in the relative percentage of cost of sales to net sales was due primarily to selling price reductions on several mature products and decreased sales. In addition, such percentage increased as a result of increases in raw material costs due to product mix, and depreciation expense in the Company's Far East facility and increased costs at the Company's technical facilities in California and Indiana.

     Cost of sales as a percentage of net sales increased from 63.0% in 1992 to 68.9% in 1993. The increases in the cost of sales percentage is primarily attributable to an increase in manufacturing labor and related overhead in the Company's Far East facilities and increases in engineering and related expenses at the Company's Indiana facility. In addition, the relative percentage of material, labor and overhead costs have increased due to selling price reductions on several mature products.

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales increased 1.1% from 1994 to 1993. The Company attributes the increase primarily to (1) severance and related moving and training expenses incurred during the second quarter of 1994 in the amount of $1,190,000 in connection with its Far East subsidiary's decision to move its manufacturing from Hong Kong to lower cost areas in Macau and The People's Republic of China and (2) decreased sales. Selling, general and administrative expenses increased in dollar amount by 1.1% principally as a result of expenses in connection with the manufacturing move described above offset in part by reductions in commissions and related selling expenses.

     The percentage relationship of selling, general and administrative expenses to net sales increased by 3.7% from 1992 to 1993. The Company attributes the increase primarily to decreased sales in 1993, the expansion of the sales and marketing force and other sales related expenses, and certain housing expenses and related amenities related to expatriates working at the Far East facilities. These increases were offset by a duty refund received by the Company and its Far East subsidiary and lower depreciation charges in the Far East. Selling, general and administrative expenses increased in dollar amount by 11.4%.


     Other Income and Expenses; Gain on Sale
     ---------------------------------------

     Other income, consisting principally of earnings on cash and cash equivalents and marketable securities offset in part by realized losses on the sale of marketable securities and the loss on abandonment of fixed assets incurred in connection with the Company's move from Hong Kong to Macau and The People's Republic of China, decreased by approximately $288,000 in 1994 from 1993. The decrease is attributable to the

Company and its Far East subsidiary realizing approximately $135,000 of losses from the sale of marketable securities during 1994, the loss on abandonment of fixed assets of approximately $167,000 during 1994 and lower earnings on invested funds due to lower average balances during 1994 versus 1993.

     Other income, increased by approximately $311,000 from 1992 to 1993. The Company attributes the increase primarily to increased cash balances and marketable securities resulting from the sale of the Company's Hong Kong principal manufacturing and office facility in November, 1992.

     Provision for Income Taxes
     --------------------------

     The Company has historically followed a policy of reinvesting substantially all of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated funds were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No funds were repatriated during 1994, 1993 or 1992. (See Note 6 of Notes to Consolidated Financial Statements).

     The income tax provision decreased from a charge of $222,000 in 1993 to a $203,000 benefit in 1994. The Company attributes this change primarily to the loss before income tax provision during 1994 versus earnings before income tax provision for 1993.

     The provision for income taxes increased from 1992 to 1993. The Company attributes this increase primarily to greater earnings at the Company's Far East and U.S. operations, offset by the utilization of U.S. net operating loss carryforward which reduced income taxes by approximately $750,000.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of lower rates in Hong Kong and Macau. In addition, during 1992, substantially all of the gain on the sale of the Company's Hong Kong subsidiary's principal manufacturing and office facility was not subject to taxation and in 1993 the tax rate was impacted for the utilization of net operating loss carryforward in the United States. During 1994 there was no utilization of net operating loss carryforward in the United States.

     Inflation
     ---------

     During the past two years, the effect of inflation on the Company's profitability was not material. Fluctuation of the U.S. dollar against other major currencies does not significantly affect the Company's foreign operations as most transactions are denominated in U.S. dollars.

     Liquidity and Capital Resources
     -------------------------------
     Historically, the Company has financed its capital expenditures through operating profits. In addition, the capital base was enhanced in prior years as a result of public offerings of common stock by the Company and, in 1992, by the sale of a facility in Hong Kong. Management believes that its existing capital base and the Company's available lines of credit will be sufficient to fund its operations for the near term.

     The Company has lines of credit, in the aggregate amount of $5,000,000, of which $3,000,000 is from domestic banks and $2,000,000 is from foreign banks. During 1994, the Company borrowed $300,000 under its domestic line-of-credit with interest at the prime rate, 8.5% per annum. The Company repaid the loan in full on March 2, 1995.

     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

     The Company has proposed to acquire all of Pulse's common stock for $6 per share, consisting of $3 in cash and $3 of the Company's Common Stock, subject to, among other things, a mutually acceptable definitive merger agreement. Pulse has advised the Company that is has retained an investment banker to study the Company's offer. Pulse has given no other indication as to whether it intends to accept or reject the Company's offer or otherwise pursue negotiations.

     The Company intends to review its investment in Pulse on a continuing basis and, depending on various factors, including Pulse's business affairs and financial position, the price levels of its Common Stock, conditions in the securities markets and general economic and industry conditions, it may in the future take such actions with respect to its investment in Pulse as it deems appropriate in light of the circumstances existing from time to time, including, but not limited to, purchasing additional shares of Pulse's common stock, selling some or all of its Pulse shares, proposing a slate of nominees for election as directors at Pulse's annual meeting, or commencing a tender offer for all, or a majority of, Pulse's outstanding stock.

     The Company is in the process of seeking financing for the proposed transaction. Because of its financial condition and banking relationships, the Company has advised Pulse that it is confident that financing would not be an impediment to consummation of the proposed transaction.

     On March 23, 1995, Pulse announced that it had received an offer from Technitrol, Inc. ("Technitrol") to acquire all of Pulse's outstanding stock at a price of $6.25 per share, one-half (1/2) of such consideration to be in cash and one-half (1/2) to be in Technitrol stock. Pulse has asked potential acquirers for final offers on or about April 19, 1995. The Company is analyzing its alternatives in light of this announcement.

     The Company's cash and cash equivalent position declined by $5.3 million, principally reflecting $6.3 million in purchases of property, plant and equipment.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during 1994 or 1993.

     The Company's shareholders' equity declined by $2.3 million from December 31, 1993 to December 31, 1994, reflecting the Company's 1994 net loss of $1.6 million and a net unrealized loss on marketable securities of $.9 million. Such unrealized loss on marketable securities primarily reflects the decline in value of certain U.S. Government agencies--collateralized mortgage obligations, including principal only strips. (See Note 3 of Notes to Consolidated Financial Statements.)

     Cash, accounts receivable and marketable securities comprised approximately 35.7% and 43.9% of the Company's total assets at December 31, 1994 and December 31, 1993, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.1 to 1 at December 31, 1994 and 7.3 to 1 at December 31, 1993.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

        Index to Consolidated Financial Statements
           and Supplementary Financial Data                           Page
        ------------------------------------------                    ----

Independent Auditors' Report ....................................     F-1

Financial Statements:

     Consolidated Balance Sheets, December 31, 1994
       and 1993 .................................................  F-2 -- F-3

     Consolidated Statements of Operations, Years
       Ended December 31, 1994, 1993 and 1992 ...................     F-4

     Consolidated Statements of Stockholders' Equity,
       Years Ended December 31, 1994, 1993 and 1992 .............     F-5

     Consolidated Statements of Cash Flows, Years
       Ended December 31, 1994, 1993 and 1992 ...................  F-6 -- F-7

     Notes to Consolidated Financial Statements .................  F-8 -- F-15

Supplementary Financial Data:

     Selected Quarterly Financial Data (Unaudited)
       Years Ended December 31, 1994 and 1993 ...................     F-16

     Schedule VIII: Valuation and Qualifying Accounts ...........     S-1

[DELOITTE LOGO & LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
     Bel Fuse Inc.
Jersey City, New Jersey


We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

March 8, 1995

[DELOITTE TOHMATSU LOGO]

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                 December 31,
                                          -------------------------
                                              1994          1993
                                              ----          ----

Current Assets:
Cash and cash equivalents .............   $ 2,842,894   $ 8,102,768
Marketable securities (Note 3) ........     7,508,304     9,140,906
Accounts receivable -- less allowance
  for doubtful accounts of $70,000 ....     8,079,971     6,062,867
Inventories (Note 4) ..................     8,766,203     8,827,945
Prepaid expenses and other current
  assets (Note 10) ....................       959,764       152,413
                                          -----------   -----------
Total Current Assets ..................    28,157,136    32,286,899

Property, plant and equipment -- net
  (Notes 5 and 11) ....................    22,226,076    19,479,971

Unamortized excess of cost over fair
  value of assets acquired ............       166,925       188,273

Other assets (Note 11) ................     1,102,898     1,166,601
                                          -----------   -----------

TOTAL ASSETS ..........................   $51,653,035   $53,121,744
                                          ===========   ===========


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,
                                                ----------------------------
                                                     1994            1993
                                                     ----            ----

Current Liabilities:
  Note payable (Note 11) ....................   $    300,000    $      3,139
  Accounts payable ..........................      3,171,408       1,261,093
  Accrued expenses ..........................      1,987,536       2,020,860
  Income taxes payable (Note 6) .............           --           924,251
  Deferred income taxes .....................         28,000         203,000
                                                ------------    ------------

    Total Current Liabilities ...............      5,486,944       4,412,343

Deferred income taxes (Note 6) ..............        240,000         439,000
                                                ------------    ------------
    Total Liabilities .......................      5,726,944       4,851,343
                                                ------------    ------------

Commitments and Contingencies
  (Notes 6, 7, 8, 9 and 11)

Stockholders' Equity (Note 9):
  Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued .............................           --              --
  Common stock, par value $.10 per share --
    authorized 10,000,000 shares; out-
    standing 4,965,195 and 4,934,288
    shares ..................................        496,520         493,429

  Additional paid-in capital ................      6,288,987       6,201,682

  Retained earnings .........................     40,017,231      41,575,290

  Net unrealized loss on marketable
    securities (Note 3) .....................       (876,647)           --
                                                ------------    ------------

    Total Stockholders' Equity ..............     45,926,091      48,270,401
                                                ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY ................................   $ 51,653,035    $ 53,121,744
                                                ============    ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                 -----------------------------------------
                                    1994            1993           1992
                                    ----            ----           ----

Net sales ..................   $ 45,746,724    $ 47,460,108   $ 50,354,150
                               ------------    ------------   ------------
Costs and Expenses:

  Cost of sales ............     36,349,461      32,711,024     31,726,012
  Selling, general and
    administrative .........     11,458,246      11,337,782     10,181,482
                               ------------    ------------   ------------
                                 47,807,707      44,048,806     41,907,494
                               ------------    ------------   ------------
Income (loss) from
  operations ...............     (2,060,983)      3,411,302      8,446,656
                               ------------    ------------   ------------
Gain on sale of
  building -- net (Note 2)..           --              --       11,410,084
Other income (net) .........        306,477         594,415        283,878
Interest expense ...........          6,553           1,204          8,268
                               ------------    ------------   ------------
Earnings (loss) before
  income taxes .............     (1,761,059)      4,004,513     20,132,350

Income tax provision
  (benefit) (Note 6) .......       (203,000)        222,000      1,204,000
                               ------------    ------------   ------------
Net earnings (loss) ........   $ (1,558,059)   $  3,782,513   $ 18,928,350
                               ============    ============   ============
Earnings (loss) per
  common share .............          $(.32)           $.77          $3.88
                                      =====            ====          =====
Weighted average number
  of common shares out-
  standing .................      4,947,060       4,921,076      4,883,913
                               ============    ============   ============


                See notes to consolidated financial statements.

                                                           BEL FUSE INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock                                           Net Unreal-
                                   -----------------------        Additional                   ized Loss on
                                     Shares           Par          Paid-in       Retained       Marketable
                                   Outstanding       Value         Capital       Earnings       Securities         Total
                                   -----------       -----        ----------     --------      ------------        -----
Balance, January 1, 1992 ......      4,853,707   $    485,371   $  5,964,977   $ 18,864,427            --      $ 25,314,775

Exercise of stock options .....         59,199          5,920        173,946           --              --           179,866

Net earnings ..................           --             --             --       18,928,350            --        18,928,350
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1992.....      4,912,906        491,291      6,138,923     37,792,777            --        44,422,991

Exercise of stock options .....         21,382          2,138         62,759           --              --            64,897

Net earnings ..................           --             --             --        3,782,513            --         3,782,513
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1993.....      4,934,288        493,429      6,201,682     41,575,290            --        48,270,401

Exercise of stock options .....         30,907          3,091         87,305           --              --            90,396

Net (loss) ....................           --             --             --       (1,558,059)           --        (1,558,059)

Net unrealized loss on
  marketable securities .......           --             --             --             --          (876,647)       (876,647)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1994.....      4,965,195   $    496,520   $  6,288,987   $ 40,017,231    $   (876,647)   $ 45,926,091
                                  ============   ============   ============   ============    ============    ============



                See notes to consolidated financial statements.

                                                            BEL FUSE INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                   -----------------------------------------------
                                                         1994             1993             1992
                                                         ----             ----             ----
Cash flows from operating activities:
Net income (loss) ..............................   $  (1,558,059)   $   3,782,513    $  18,928,350
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization ..............       2,619,083        2,409,123        2,365,426
    Deferred income taxes ......................        (374,000)         (87,000)         (77,600)
    (Gain) on sale of building .................            --               --        (12,379,084)
    Net (gain) loss on sale of marketable
      securities ...............................         134,743           30,844          (76,361)
    Provision for doubtful accounts ............          16,175           20,000             --
    Inventory reserve adjustment ...............         658,432          194,272             --
    Loss on disposal/abandonment
      of property and equipment ................         167,094           25,017             --
    Changes in operating assets
      and liabilities ..........................      (2,449,875)      (1,259,191)        (294,435)
                                                   -------------    -------------    -------------
          Net Cash Provided by (used in)
            Operating Activities ...............        (786,407)       5,115,578        8,466,296
                                                   -------------    -------------    -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment ....      (6,318,700)      (5,099,913)      (7,913,672)
  Proceeds from sale of building ...............            --               --         14,569,923
  Purchase of marketable securities ............      (4,924,030)     (12,478,210)            --
  Proceeds from sale of marketable securities...       5,545,242        3,286,460          105,979
  Proceeds from sale of equipment ..............         807,764           50,372             --
  Payments to contractor .......................            --               --           (640,000)
  Proceeds from repayment by contractor ........          29,000           29,000           29,000
                                                   -------------    -------------    -------------
          Net Cash Provided by (used in)
            Investing Activities ...............      (4,860,724)     (14,212,291)       6,151,230
                                                   -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from exercise of stock options ......          90,396           64,897          179,866
  Proceeds from borrowings .....................         300,000              --               --
  Repayment of borrowings ......................          (3,139)          (4,264)          (3,785)
                                                   -------------    -------------    -------------
          Net Cash Provided by Financing
            Activities .........................         387,257           60,633          176,081
                                                   -------------    -------------    -------------

 Net Increase (Decrease) in Cash and Cash
   Equivalents ..................................     (5,259,874)      (9,036,080)      14,793,607

 Cash and Cash Equivalents -- beginning of year..      8,102,768       17,138,848        2,345,241
                                                   -------------    -------------    -------------
 Cash and Cash Equivalents -- end of year .......    $ 2,842,894     $  8,102,768     $ 17,138,848
                                                   =============    =============    =============



                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                               Year Ended December 31,
                                -----------------------------------------------
                                      1994            1993              1992
                                      ----            ----              ----

Changes in operating assets
 and liabilities consist of:
 (Increase) decrease in
  accounts receivable .......     (2,033,279)      1,450,207         (1,803,143)
 (Increase) in inventories ..       (596,690)     (2,019,177)        (1,256,602)
 (Increase) decrease in
  prepaid expenses and
  other current assets ......       (836,351)         51,909            178,735
 (Increase) decrease in other
  assets ....................         63,703        (102,709)            11,152
 Increase (decrease) in
  accounts payable ..........      1,910,315         (14,489)           434,640
 Increase (decrease) in
  accrued expenses ..........       (957,573)       (549,128)         1,140,733
 Increase (decrease) in
  income taxes payable ......           --           (75,804)         1,000,050
                                ------------    ------------       ------------

                                $ (2,449,875)   $ (1,259,191)      $   (294,435)
                                ============    ============       ============

Supplementary information:
 Cash paid  during  year for:
  Interest ..................   $      4,778    $      1,204       $      8,268
                                ============    ============       ============
  Income taxes ..............   $    680,783    $    387,809       $    250,883
                                ============    ============       ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Bel Fuse Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     CASH AND CASH EQUIVALENTS -- Cash equivalents include short-term investments with an original maturity of three months or less when purchased (principally commercial paper, U.S. treasury bills, and municipal funds) which amounted to $1,291,000 at December 31, 1993.

     MARKETABLE SECURITIES -- Effective January 1, 1994, the Company implemented Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115 the Company classifies its investments in debt and equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, as a separate component of stockholders' equity. At December 31, 1994, the income tax benefit attributable to the unrealized loss on marketable securities, was entirely offset by a valuation allowance.

     Marketable securities are held by both the parent company and its Hong Kong subsidiary. The fair values are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     INVENTORIES -- Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

     DEPRECIATION -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings over their estimated useful lives.

     INCOME TAXES -- Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax bases of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED -- The excess of cost over fair market value of assets acquired is being amortized on a straight-line basis over forty years. Amortization was approximately $21,000, for each of the years ended December 31, 1994, 1993 and 1992.

     EARNINGS (LOSS) PER COMMON SHARE -- Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year. The dilutive effect of outstanding options were not material in 1993 and 1992 and were not considered in 1994 as their effect is antidilutive.


     RECLASSIFICATIONS -- Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SALE OF BUILDING

     On November 18, 1992 the Company's Hong Kong subsidiary sold its principal Hong Kong manufacturing and office facility for approximately $14,900,000 resulting in a gain of $12,400,000, net of approximately $1,000,000 in related severance and moving expenses, in connection with the Company's move to new manufacturing and office facilities in Hong Kong and Macau.

3. MARKETABLE SECURITIES

                                         Estimated       Gross          Gross
                           Amortized        Fair       Unrealized     Unrealized
                              Cost         Value         Gains          Losses
                           ---------     ---------     ----------     ----------

December 31, 1994:
  Municipalities .....   $ 1,214,699   $ 1,197,913   $      --     $    (16,786)

  U.S. Government
    agencies--
    collateralized
    mortgage
    obligations(2)....     1,575,511       924,942          --         (650,569)
  Equities:
    Common stock (1) .     3,857,214     3,746,375       138,939       (249,778)
    Preferred stock ..       830,690       762,800          --          (67,890)

  Mutual funds .......       545,963       528,350          --          (17,613)

  Foreign corporation
    bonds ............       360,575       347,625          --          (12,950)
                         -----------   -----------   -----------    -----------

                         $ 8,384,652   $ 7,508,005   $   138,939    $(1,015,586)
                         ===========   ===========   ===========    ===========

----------
(1) During the fourth quarter of 1994 the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc., 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

(2) Includes principal only strips valued at amortized cost of $987,716 and an estimated fair value of $415,649.

December 31, 1993:
  Municipalities ........................   $2,976,755
  U.S. Government
    bonds ...............................    1,100,086
  U.S. Government agencies--
    collateralized mortgage obligations .    1,603,996

  Equities:
    Common stock ........................    1,487,452
    Preferred stock .....................      691,172

  Foreign corporation
    bonds ................................   1,281,445
                                            ----------
                                            $9,140,906
                                            ==========

     At December 31, 1993, fair value approximated amortized cost.

     Gross realized gains were $34,964 in 1994 ($38,128 in 1993 and $76,361 in 1992). Gross realized losses were $169,707 in 1994 ($68,972 in 1993 and $-0- in
1992).

     The amortized cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are as follows:

                                              Estimated
                                    Cost      Fair Value
                                    ----      ----------

Due in one year or less .....   $  600,552   $  597,705
Due in one year through three
  years .....................      860,153      842,235
Due after three years .......    1,690,080    1,030,540
                                ----------   ----------
                                $3,150,785   $2,470,480
                                ==========   ==========

4. INVENTORIES
                                      December 31,
                              --------------------------
                                   1994          1993
                                   ----          ----
Raw materials ..............   $ 6,552,826   $ 5,367,270
Work in process.............        35,897       282,247
Finished goods..............     2,177,480     3,178,428
                               -----------   -----------
                               $ 8,766,203   $ 8,827,945
                               ===========   ===========

5. PROPERTY, PLANT AND EQUIPMENT
                                          December 31,
                                   -------------------------
                                       1994          1993
                                       ----          ----
Land ...........................   $   686,987   $   458,039
Buildings and improvements .....    10,121,169     6,760,978
Construction in progress .......          --       2,935,478
Machinery and equipment ........    27,004,661    22,798,347
Idle property held for sale ....       935,000       935,000
                                   -----------   -----------
                                    38,747,817    33,887,842
Less accumulated depreciation...    16,521,742    14,407,871
                                   -----------   -----------
                                   $22,226,075   $19,479,971
                                   ===========   ===========

     Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $2,597,735, $2,367,777, and $2,344,081, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                            Year Ended December 31,
                  -----------------------------------------
                      1994          1993           1992
                      ----          ----           ----
Current:
  Federal(a)...   $      --      $    22,000    $    40,000
  Foreign .....       162,000        286,000      1,242,000
  State .......         9,000          1,000           --
                  -----------    -----------    -----------
                      171,000        309,000      1,282,000
                  -----------    -----------    -----------
Deferred:
  Foreign .....      (374,000)       (87,000)       (78,000)
                  -----------    -----------    -----------
                  $  (203,000)   $   222,000    $ 1,204,000
                  ===========    ===========    ===========

----------
(a) Reduced by $645,000 and $750,000 in 1993 and 1992 for utilization of a net operating loss carryforward.


     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:


                                              Years Ended December 31,
                                     -----------------------------------------
                                         1994           1993           1992
                                         ----           ----           ----

Tax provision (benefit) computed
  at the Federal statutory rate ..   $  (599,000)   $ 1,361,000    $ 6,845,000
Increase (decrease) in taxes
  resulting from:
Effect of unused U.S. tax
  losses .........................       163,000           --             --
Utilization of Federal net
  operating loss carryforward --
  U.S ............................          --         (645,000)      (750,000)
Alternative minimum tax -- U.S ...          --           22,000         40,000
Lower tax rates applicable
  to foreign operations ..........          --         (516,000)      (774,000)
Exclusion of taxes applicable
  to gain on sale of foreign
  property .......................          --             --       (4,215,000)
Effect of unused foreign tax
  losses .........................       107,000           --           58,000
Other, net .......................       126,000          --             --
                                     -----------    -----------    -----------
                                     $  (203,000)   $   222,000    $ 1,204,000
                                     ===========    ===========    ===========

                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:


                                             December 31,
                     ----------------------------------------------------------
                                 1994                           1993
                                 ----                           ----
                      Temporary                        Temporary
                     Difference        Tax Effect     Difference     Tax Effect
                     ----------        ----------     ----------     ----------

Depreciation ....   $ 3,947,000       $   576,000    $ 4,152,000    $   786,000
Net operating
 loss carry-
 forward ........    (3,074,000)         (682,000)      (455,000)      (155,000)
Net unrealized
 loss on mar-
 ketable
 securities .....      (356,000)         (121,000)          --             --
Vacation and
 medical accruals          --                --         (198,000)       (67,000)
Allowance
 accruals .......       (70,000)          (20,000)       (50,000)       (17,000)
Accrued moving
 expenses .......          --                --         (366,000)       (29,000)
Amortization ....          --                --           97,000          7,000
Tax credit carry-
 forward ........      (175,000)         (175,000)      (175,000)      (175,000)
Valuation
 allowances .....     1,786,000           690,000        520,000        292,000
                    -----------       -----------    -----------    -----------
                    $ 2,058,000       $   268,000    $3,525,000     $   642,000
                    ===========       ===========    ===========    ===========


     The United States net operating loss carryforward of approximately $746,000 expires in 2007. Approximately $300,000 of such amounts arose from deductions related to incentive stock options. Upon utilization, additional paid-in-capital will be increased by the tax benefit realized.

     It is management's intention to permanently reinvest a substantial portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No funds were repatriated during 1994. Unrepatriated earnings, upon which income taxes have not been accrued, amounted to approximately $37,282,000 at December 31, 1994. The related amount of income taxes would approximate $6,338,000.

                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

                                                       Adjustments
                          United         Foreign          and
                          States        Countries     Eliminations    Consolidated
                      ------------    ------------    ------------    ------------

1994
----
Sales to unaffil-
 iated customers ..   $ 25,917,319    $ 19,829,405    $       --      $ 45,746,724
Transfers between
 geographic areas .      1,674,378      17,256,984     (18,931,362)           --
                      ------------    ------------    ------------    ------------
  Total Revenue ...   $ 27,591,697    $ 37,086,389    $(18,931,362)   $ 45,746,724
                      ============    ============    ============    ============

Operating (loss) ..   $ (1,125,758)   $   (935,225)   $       --      $ (2,060,983)
                      ============    ============    ============    ============


Identifiable assets
 as at December 31,
 1994 .............   $ 15,124,357    $ 36,536,422    $     (7,744)   $ 51,653,035
                      ============    ============    ============    ============

1993
----
Sales to unaffil-
 iated customers ..   $ 25,381,690    $ 22,078,418    $       --      $ 47,460,108
Transfers between
 geographic areas .      3,364,331      16,891,277     (20,255,608)           --
                      ------------    ------------    ------------    ------------
Total Revenue .....   $ 28,746,021    $ 38,969,695    $(20,255,608)   $ 47,460,108
                      ============    ============    ============    ============

Operating income ..   $  1,181,644    $  2,229,658    $       --      $  3,411,302
                      ============    ============    ============    ============

Identifiable assets
 as at December 31,
 1993 .............   $ 12,811,141    $ 40,318,347    $     (7,744)   $ 53,121,744
                      ============    ============    ============    ============

1992
----
Sales to unaffil-
 iated customers ..   $ 25,532,563    $ 24,821,587    $       --      $ 50,354,150
Transfers between
 geographic areas .      4,446,317      16,867,689     (21,314,006)           --
                      ------------    ------------    ------------    ------------
Total Revenue .....   $ 29,978,880    $ 41,689,276    $(21,314,006)   $ 50,354,150
                      ============    ============    ============    ============

Operating income ..   $  1,644,331    $  6,802,325    $       --      $  8,446,656
                      ============    ============    ============    ============

Identifiable assets
 as at December 31,
 1992 .............   $ 13,352,922    $ 36,659,839    $     (7,744)   $ 50,005,017
                      ============    ============    ============    ============


                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT
   SALES (Continued)

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to foreign countries to be manufactured into finished products and finished products manufactured in foreign countries and transferred to the United States for sale. Operating income (loss) represents total revenue less operating expenses. In computing operating income (loss), none of the following items have been included: gain on sale of building, interest income or expense, other income and income taxes.

     Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

     The Company realized exchange (gains) losses of approximately $(2,000), $32,000, and $71,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Unrealized exchange gains (losses) on foreign currency amounted to approximately $72,000, $(101,000), and $31,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     The Company had sales in excess of ten percent to customers who manufacture electronic equipment. The amounts and percentages were approximately $4,602,000 (10%) in 1994; $6,720,000 (14%) and $5,338,000 (11%) in 1993; and $7,251,000
(14%) in 1992.

     The Company's foreign operations are principally in the Far East and the Company has minor operations in Europe.

8. RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan to a contributory stock ownership and savings 401(K) plan which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock. The expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $125,000, $107,000 and $122,000, respectively.

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $345,000, $459,000 and $356,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan.

9. STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 700,000 shares, all of which have been registered as of December 31, 1994.

     On May 26, 1994 the Company cancelled 103,500 options to employees exercisable at $9.125 to $9.75 per share and regranted them at an option price of $6.50 per share. On May 26, 1994 the Company granted options to employees covering 43,000 shares at option prices of $6.50 to $7.00 per share and on September 27, 1994 40,000 options to officers of the Company at an option price of $7.70 per share.

     Substantially all options outstanding become exercisable twenty-five percent one year from the date of the grant and twenty-five percent for each of the three years thereafter.

     The following summarizes the stock option transactions for the years ended December 31, 1994, 1993 and 1992:


                                      Number of    Per Share
                                       Shares     Option Price
                                      ---------   ------------

Outstanding at January 1, 1992 ...    187,863     $2.34-$3.75
  Cancelled ......................     (8,000)    $3.00-$9.125
  Granted ........................     84,500       $ 9.125
  Exercised ......................    (59,199)    $2.34-$3.75

Outstanding at December 31, 1992..    205,164     $2.34-$9.125
  Cancelled ......................    (18,000)    $3.00-$9.125
  Granted ........................     38,000       $ 9.75
  Exercised ......................    (21,382)    $2.34-$9.75

Outstanding at December 31, 1993..    203,782     $2.34-$9.75
  Cancelled ......................   (116,625)    $3.00-$9.75
  Granted ........................    186,500     $6.50-$7.70
  Exercised ......................    (30,907)    $2.34-$3.75

Outstanding at December 31, 1994..    242,750     $2.34-$7.70

Available for future grant .......    203,875
  December 31, 1994

Exercisable at December 31, 1994..     67,250


10. RELATED PARTY TRANSACTIONS

     At December 31, 1994 and 1993 prepaid expenses and other current assets include advances against compensation of $49,577 and $47,500, respectively, to the Company's Chief Executive Officer.


11. COMMITMENTS AND CONTINGENCIES

     Pulse Engineering, Inc.
     -----------------------
     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

     The Company has proposed to acquire all of Pulse's common stock for $6 per share, consisting of $3 in cash and $3 of the Company's Common Stock, subject to, among other things, a mutually acceptable definitive merger agreement. Pulse has advised the Company that is has retained an investment banker to study the Company's offer. Pulse has given no other indication as to whether it intends to accept or reject the Company's offer or otherwise pursue negotiations.

     The Company intends to review its investment in Pulse on a continuing basis and, depending on various factors, including Pulse's business affairs and financial position, the price levels of its Common Stock, conditions in the securities markets and general economic and industry conditions, it may in the future take such actions with respect to its investment in Pulse as it deems appropriate in light of the circumstances existing from time to time, including, but not limited to, purchasing additional shares of Pulse's common stock, selling some or all of its Pulse shares, proposing a slate of nominees for election as directors at Pulse's annual meeting, or commencing a tender offer for all, or a majority of, Pulse's outstanding stock.

     The Company is in the process of seeking financing for the proposed transaction. Because of its financial condition and banking relationships, the Company has advised Pulse that it is confident that financing would not be an impediment to consummation of the proposed transaction.

     On March 23, 1995, Pulse announced that it had received an offer from Technitrol, Inc. ("Technitrol") to acquire all of Pulse's outstanding stock at a price of $6.25 per share, one-half (1/2) of such consideration to be in cash and one-half (1/2) to be in Technitrol stock. Pulse has asked potential acquirers for final offers on or about April 19, 1995. The Company is analyzing its alternatives in light of this announcement.

                         BEL FUSE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

     Leases
     ------

     The Company leases various facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are as follows:

                             Year Ending December 31,
                         --------------------------------
                         1995 ...............  $  377,000
                         1996 ...............     297,000
                         1997 ...............     141,000
                         1998 ...............     102,000
                         1999 ...............     102,000
                         Thereafter .........      34,000
                                               ----------
                                               $1,053,000
                                               ==========

     Rental expense was approximately $318,000, $267,000 and $86,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Credit Facilities
     -----------------

     The Company has two domestic unsecured lines of credit totalling $3,000,000, of which $300,000 was outstanding at December 31, 1994 with interest at the prime rate, 8.5% per annum. On March 2, 1995 the Company repaid the loan. The lines of credit are renewable annually.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in August, 1995 and was unused at December 31, 1994. The line of credit is guaranteed by the U.S. parent.

     Production Arrangements
     -----------------------

     The Company's Hong Kong subsidiary has an agreement with a contractor in the People's Republic of China for the assembly of electronic components. The Company advanced the contractor monies for the construction of a 50,000 square foot facility of which $288,681 is outstanding at December 31, 1994. The Company is obligated to the contractor in the amount of approximately $259,000 a year through 2003 for minimum labor charges offset in part by the $288,681 owed to the Company by the contractor.

                         BEL FUSE INC. AND SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                                               Total Year
                                                                                  Ended
                  March 31,       June 30,      September 30,  December 31,    December 31,
                    1994            1994            1994           1994           1994
                    ----            ----            ----           ----           ----
Net sales ....  $  9,423,962    $ 10,110,328    $ 12,191,187   $ 14,021,247   $ 45,746,724
                ------------    ------------    ------------   ------------   ------------

Gross
  Profit .....  $  1,668,823    $  1,787,821    $  2,578,092   $  3,362,527   $  9,397,263
                ------------    ------------    ------------   ------------   ------------

Net
  earnings
  (loss) .....  $   (665,492)   $ (2,206,886)   $    354,731   $    959,588   $ (1,558,059)
                ============    ============    ============   ============   ============

Earnings
  per share ..         $(.13)          $(.45)           $.07           $.19          $(.32)
                       =====           =====            ====           ====          =====


                                                                               Total Year
                                                                                  Ended
                  March 31,       June 30,      September 30,  December 31,    December 31,
                    1993            1993            1993           1993           1993
                    ----            ----            ----           ----           ----
Net sales ....   $11,740,440    $12,042,854      $13,359,525    $10,317,299    $47,460,108
                 -----------    -----------      -----------    -----------    -----------

Gross
  profit .....   $ 3,929,582    $ 3,902,320      $ 4,266,647    $ 2,650,535    $14,749,084
                 -----------    -----------      -----------    -----------    -----------

Net
  earnings ...   $ 1,365,466    $ 1,029,156      $ 1,324,757    $    63,134    $ 3,782,513
                 ===========    ===========      ===========    ===========    ===========

Earnings
  per
  share ......          $.28           $.21             $.27           $.01           $.77
                        ====           ====             ====           ====           ====



Item 9. Changes in and Disagreements with Accountants
        ---------------------------------------------
        on Accounting and Financial Disclosure
        --------------------------------------

        None.

                                    PART III
                                    --------


Item 10. Directors of the Registrant
         ---------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1995 Annual Meeting of Shareholders.


Item 11. Executive Compensation
         ----------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1995 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1995 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1995 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------


Page
----
(a)

     1. Financial statements filed as a part of this report:

        Independent Auditors' Report ...............................    F-1

        Consolidated Balance Sheets as of December 31,
          1994 and 1993 ............................................ F-2 -- F-3

        Consolidated Statements of Operations for Each
          of the Three Years in the Period Ended
          December 31, 1994 ........................................    F-4

        Consolidated Statements of Stockholders' Equity
          for Each of the Three Years in the Period
          Ended December 31, 1994 ..................................    F-5

        Consolidated Statements of Cash Flows for Each
          of the Three Years in the Period Ended
          December 31, 1994 ........................................ F-6 -- F-7

        Notes to Consolidated Financial Statements ................. F-8 -- F-15

        Selected Quarterly Financial Data--Years Ended
          December 31, 1994 and 1993 (Unaudited) ...................    F-16

     2. Financial statement schedules filed as part of this report:

        Schedule VIII: Valuation and Qualifying Accounts ...........    S-1

        All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)

     3. Exhibits filed as part of this report.

Exhibit No.:
------------

       3.1 Certificate of Incorporation, as amended -- Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

       3.2   By-laws, as amended, are hereby incorporated by reference to
             Exhibit 4.2 of the Company's Registration Statement on Form S-2 (Registration No. 33-16703) filed with the Securities and Exchange Commission on August 25, 1987.

       10.1 Agency agreement dated October 1, 1988 between Bel Fuse Ltd. and Rush Profit Ltd.

       10.2 Contract dated March 16, 1990 between Accessorios Electronicos (Bel Fuse Macau Ltd.) and the Government of Macau.

       10.3  Loan agreement dated February 14, 1990 between Bel
             Fuse, Ltd. (as lender) and Luen Fat Lee Electronic Factory (as borrower). -- Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

Item 14. Exhibits. Financial Statement Schedules and Reports on
         ------------------------------------------------------
         Form 8-K (Continued)
         --------------------

Exhibit No. ___:
---------------

       10.4 Lease dated April 15, 1990 between the Company's French subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit
             10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

       10.5 Lease dated March 20, 1992 between the Company's Central Coil Company, Inc. subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

       10.6 Stock Option Plan -- Incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-53462) filed with the Securities and Exchange Commission on October 20, 1992.

       10.7 Contract for purchase of the new manufacturing and office space of the Company's Macau subsidiary located in Macau, dated May 4, 1993 between Fundicio e Construciones Mecanicas (Macau) S.A.R.L. (seller) and Accessorios Electronicos "Bel Fuse" Macau LDA (buyer) -- Incorporated by reference to Exhibit 10-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

       11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

       22.1  Subsidiaries of the Registrant.

       23.1  Consent of Independent Auditors.

(c) The Company did not file any reports or Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      BEL FUSE, INC.

                                      BY:/s/  DANIEL BERNSTEIN
                                         ---------------------------
                                         Daniel Bernstein, President


Dated: March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Title                              Date
     ---------                     -----                              ----


/s/ ELLIOT BERNSTEIN
-------------------------     Chairman of the Board              March 29, 1995
    Elliot Bernstein          and Director (Principal
                              Executive Officer)


/s/ DANIEL BERNSTEIN
-------------------------     President, (Principal              March 29, 1995
    Daniel Bernstein          Financial and Account-
                              ing Officer) and
                              Director


-------------------------     Director
  Howard B. Bernstein


/s/ ROBERT H. SIMANDL
-------------------------     Director                           March 29, 1995
    Robert H. Simandl


/s/    DAVID OLSAN
-------------------------     Director                           March 29, 1995
       David Olsan


-------------------------     Director
      Peter Gilbert

                         BEL FUSE INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                                   Schedule VIII


       Column A                   Column B       Column C      Column D      Column E        Column F
       --------                   --------       --------      --------      --------        --------
                                                        Additions
                                                ------------------------
                                                   (1)           (2)
                                                 Charged       Charged
                                 Balance to     to profit      to other                      Balance
                                  Beginning      and loss      accounts     Deductions       at close
                                  of period     or income     (describe)    (describe)      of period
     Description                 ----------     ---------     ----------    ----------      ---------
     -----------
Year ended December 31, 1994
  Allowance for doubtful
  accounts .................     $   70,000     $   16,175     $   --       $   16,175(a)    $ 70,000
                                 ==========     ==========     ========     ==========       ========


Year ended December 31, 1993
  Allowance for doubtful
  accounts .................     $   50,000     $   20,000     $   --            --          $ 70,000
                                 ==========     ==========     ========     ==========        ========


Year ended December 31, 1992
  Allowance for doubtful
  accounts .................     $   50,000     $   11,882     $   --       $   11,882(a)     $ 50,000
                                 ==========     ==========     ========     ==========        ========

----------
(a) Write-offs.

Exhibit No.:                      Description
------------                      -----------

       3.1 Certificate of Incorporation, as amended -- Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

       3.2   By-laws, as amended, are hereby incorporated by reference to
             Exhibit 4.2 of the Company's Registration Statement on Form S-2 (Registration No. 33-16703) filed with the Securities and Exchange Commission on August 25, 1987.

       10.1 Agency agreement dated October 1, 1988 between Bel Fuse Ltd. and Rush Profit Ltd.

       10.2 Contract dated March 16, 1990 between Accessorios Electronicos (Bel Fuse Macau Ltd.) and the Government of Macau.

       10.3  Loan agreement dated February 14, 1990 between Bel
             Fuse, Ltd. (as lender) and Luen Fat Lee Electronic Factory (as borrower). -- Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

       10.4 Lease dated April 15, 1990 between the Company's French subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit
             10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

       10.5 Lease dated March 20, 1992 between the Company's Central Coil Company, Inc. subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

       10.6 Stock Option Plan -- Incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-53462) filed with the Securities and Exchange Commission on October 20, 1992.

       10.7 Contract for purchase of the new manufacturing and office space of the Company's Macau subsidiary located in Macau, dated May 4, 1993 between Fundicio e Construciones Mecanicas (Macau) S.A.R.L. (seller) and Accessorios Electronicos "Bel Fuse" Macau LDA (buyer) -- Incorporated by reference to Exhibit 10-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

       11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

       22.1  Subsidiaries of the Registrant.

       23.1  Consent of Independent Auditors.