Form 10-Q
period 1995-03-31
BEL FUSE INC /NJ
filed 1995-05-11
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............

         Commission file number:    0-11676

                                 BEL FUSE INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-1463699
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                              198 Van Vorst Street
                         Jersey City, New Jersey 07302
                    (Address of principal executive offices)
                                   (Zip Code)

                                  201-432-0463
              (Registrant's telephone number, including area code)

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 1, 1995, there were 4,977,820 shares of Common Stock, $.10 par value, outstanding.

                                 BEL FUSE INC.

                                     INDEX


                                                                     Page Number
                                                                     -----------

Part I.                    Financial Information

  Item 1.                  Financial Statements                           1

                           Consolidated Balance Sheets as of
                           March 31, 1995 (unaudited) and
                           December 31, 1994                            2-3

                           Consolidated Statements of Operations
                           for the Three Months Ended
                           March 31, 1995 and 1994 (unaudited)            4

                           Consolidated Statements of
                           Cash Flows for the Three Months
                           Ended March 31, 1995 and 1994
                           (unaudited)                                  5-6

                           Notes to Consolidated Financial
                           Statements (unaudited)                       7-8

  Item 2.                  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               9-12

Part II.                   Other Information

  Item 6.                  Exhibits and Reports on Form 8-K              13
Signatures                                                               14

PART I.  Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to insure that the information presented is not misleading. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      March 31,     December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (unaudited)

Current Assets:
    Cash and equivalents .......................     $ 2,177,517     $ 2,842,894
    Marketable securities ......................       7,569,389       7,508,304
    Accounts receivable, less allowance
     for doubtful accounts of $70,000 ..........      10,022,230       8,079,971
    Inventories ................................       9,567,749       8,766,203
    Prepaid expenses and other current
     assets ....................................         470,270         959,764
                                                     -----------     -----------
         Total Current Assets ..................      29,807,155      28,157,136
                                                     -----------     -----------

Property, plant and equipment--net .............      22,734,203      22,226,076

Unamortized excess of cost over fair
 value of assets acquired ......................         161,754         166,925

Other assets ...................................       1,067,574       1,102,898
                                                     -----------     -----------

         TOTAL ASSETS ..........................     $53,770,686     $51,653,035
                                                     ===========     ===========






















                                                                     (Continued)

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (unaudited)
Current Liabilities:
    Note payable ...............................    $      --       $   300,000
    Accounts payable ...........................      2,713,891       3,171,408
    Accrued expenses ...........................      2,516,529       1,987,536
    Deferred income taxes ......................         28,000          28,000
                                                    -----------     -----------

         Total Current Liabilities .............      5,258,420       5,486,944

Deferred income taxes ..........................        338,000         240,000
                                                    -----------     -----------
         Total Liabilities .....................      5,596,420       5,726,944
                                                    -----------     -----------

Stockholders' Equity:
    Preferred stock, no par value--
     authorized 1,000,000 shares;
     none issued ...............................           --              --
    Common stock, par value $.10 per
     share--authorized 10,000,000
     shares; outstanding 4,975,445 and
     4,965,195 shares ..........................        497,545         496,520

    Additional paid-in capital .................      6,321,900       6,288,987

    Retained earnings ..........................     41,490,803      40,017,231

    Net unrealized loss on marketable
     securities ................................       (135,982)       (876,647)
                                                    -----------     -----------

         Total Stockholders' Equity ............     48,174,266      45,926,091
                                                    -----------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ...............................    $53,770,686     $51,653,035
                                                    ===========     ===========












                See notes to consolidated financial statements.
.
                                      -3-

                         BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                   ----------------------------
                                                       1995             1994
                                                   -----------      -----------

Sales .......................................      $15,849,971      $ 9,423,962
                                                   -----------      -----------
Costs and Expenses:

  Cost of sales .............................       11,637,932        7,755,139
  Selling, general and administrative
    expenses ................................        2,680,975        2,537,609
                                                   -----------      -----------
                                                    14,318,907       10,292,748
                                                   -----------      -----------

Income (loss) from operations ...............        1,531,064         (868,786)

Other income--net ...........................           51,395          172,697
Interest expense ............................            2,887              403
                                                   -----------      -----------

Earnings (loss) before income taxes .........        1,579,572         (696,492)

Income tax provision (benefit) ..............          106,000          (31,000)
                                                   -----------      -----------

Net earnings (loss) .........................      $ 1,473,572      $  (665,492)
                                                   ===========      ===========


Earnings (loss) per common share ............      $       .30      $      (.13)
                                                           ===             ====

Weighted average number of common
  shares outstanding ........................        4,969,594        4,935,821
                                                   ===========      ===========



















                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended
                                                               March 31,
                                                   -----------------------------
                                                      1995              1994
                                                   -----------       -----------
Cash flows from operating activities:
     Net income (loss) .......................     $ 1,473,572      $  (665,492)
 Adjustments to reconcile net income
    (loss) to net cash provided from
     operating activities:
     Depreciation and amortization ...........         640,495          599,070
     Deferred income taxes ...................          98,000          (33,000)
     Net (gain) loss on sale of
      marketable securities ..................          66,702           (8,165)
     Changes in operating assets and
      liabilities ............................      (2,162,820)         136,163
                                                   -----------      -----------
         Net Cash Provided by Operating
          Activities .........................         115,949           28,576
                                                   -----------      -----------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment ..................................      (1,143,452)      (1,714,086)
 Purchase of marketable securities ...........            --         (2,218,762)
 Proceeds from sale of marketable
    securities ...............................         620,938          817,977
 Proceeds from repayment by contractor .......           7,250            7,250
                                                   -----------      -----------
         Net Cash (used in) Investing
          Activities .........................        (515,264)      (3,107,621)
                                                   -----------      -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options .....          33,938           11,625
 Repayment of borrowings .....................        (300,000)          (1,148)
                                                   -----------      -----------
         Net Cash Provided by (used in)
          Financing Activities ...............        (266,062)          10,477
                                                   -----------      -----------

Net Decrease in Cash and Cash
  Equivalents ................................        (665,377)      (3,068,568)
Cash and Cash Equivalents--Beginning
 of Period ...................................       2,842,894        8,102,768
                                                   -----------      -----------
Cash and Cash Equivalents--End of
 Period ......................................     $ 2,177,517      $ 5,034,200
                                                   ===========      ===========









                                                                     (Continued)
                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) decrease in accounts
     receivable ..................................   $(1,942,259)   $   500,337
    (Increase) decrease in inventories ...........      (801,546)       350,680
    (Increase) decrease in prepaid
     expenses and other current assets ...........       482,244       (226,365)
    Increase (decrease) in other assets ..........        35,324       (165,866)
    (Decrease) in accounts payable ...............      (457,517)       (44,303)
    Increase (decrease) in accrued
     expenses ....................................       520,934       (278,320)
                                                     -----------     ----------

                                                     $(2,162,820)   $   136,163
                                                     ===========    ===========
Supplementary information:
Cash paid during the period for:

    Interest .....................................   $     2,887    $       403
                                                     ===========    ===========
    Income taxes .................................   $    11,000    $   589,000
                                                     ===========    ===========

Supplemental disclosures of non-cash activities:

   Unrealized gains (losses) on
      marketable securities ......................   $   740,665    $  (192,000)
                                                     ===========    ===========




















                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     1. The consolidated balance sheet as of March 31, 1995, and the consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1994 financial statements have been reclassified to conform to March 31, 1995 classifications.

     2. Earnings (Loss) Per Share--Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at March 31, 1995 was not material and were not considered at March 31, 1994 as their effect is antidilutive.

     3. Inventories consist of the following:

                                        March 31, 1995       December 31, 1994
                                        --------------       -----------------

Raw materials ......................      $ 6,962,796            $ 6,552,826
Work-in-process ....................          325,838                 35,897
Finished goods .....................        2,279,115              2,177,480
                                           ----------             ----------
                                          $ 9,567,749            $ 8,766,203
                                           ==========             ==========

     4. Property, plant and equipment consists of the following:

                                        March 31, 1995        December 31, 1994
                                        --------------        -----------------

Land ...............................      $   686,987            $   686,987
Buildings and improvements .........       10,346,434             10,121,169
Machinery and equipment ............       27,922,848             27,004,662
Idle property held for sale ........          935,000                935,000
                                          -----------            -----------
                                           39,891,269             38,747,818
Less accumulated depreciation
 and amortization ..................       17,157,066             16,521,742
                                          -----------           -----------

Net property, plant and equipment ..      $22,734,203            $22,226,076
                                          ===========            ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the three months ended March 31, 1995 and 1994, the Company recognized approximately $288,000 and $-0-, respectively as a reduction of United States and Far East tax expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations

     The following table sets forth, for the period indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations and the percentage increase for such items.

                                                           Increase (Decrease)
                                Percentage of Net Sales     from Prior Period
                                ------------------------   ------------------
                                 Three Months Ended        Three Months Ended
                                      March 31,             March 31, 1995
                                  1995       1994          Compared with 1994
                                --------   --------        ------------------
Net sales .................      100.0%      100.0%                68.2%
Cost of sales .............       73.4        82.3                 50.1
Selling, general and
 administrative expenses ..       16.9        26.9                  5.7
Other income, net of
 interest expense .........         .3         1.8                (70.2)
Earnings (loss) before
 income tax provision
 (benefit) ................       10.0        (7.4)                   *
Income tax provision
 (benefit) ................         .7         (.3)                   *
Net earnings (loss) .......        9.3        (7.1)                   *

* Percentage not meaningful

     Sales

     Net sales increased 68.2% from $9,423,962 during the first quarter of 1994 to $15,849,971 during the first quarter of 1995. The Company attributes this increase primarily to increases in sales of packaged modules and transformers.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 8.9% from 82.3% during the first quarter of 1994 to 73.4% during the first quarter of 1995. The decrease in the cost of sales percentage is primarily attributable to increased sales, which resulted in better absorption of labor and overhead despite higher material costs associated with the manufacture of packaged modules, and the move to lower cost manufacturing facilities in the Far East.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased 10% from the first quarter of 1994 to the first quarter of 1995. The Company attributes the decrease primarily to the increase in sales. Selling, general and administrative expenses increased in dollar amount by 5.7%. The Company attributes the increase primarily to commissions and other sales related expenses due to higher sales.

     Other Income and Expenses

     Other income, consisting of earnings on cash equivalents and marketable securities offset by realized losses on the sale of marketable securities, decreased by approximately $124,000 from the first quarter of 1994 to the first quarter of 1995. This decrease is primarily due to the Company and its Far East subsidiary realizing approximately $67,000 of losses from the sale of marketable securities during the first quarter of 1995, lower earnings on invested funds due to lower average balances, and certain non-income generating securities owned in 1995.

     Provision for Income Taxes

     The provision (benefit) for income taxes increased from a (benefit) of $31,000 for the first quarter of 1994 to a provision of $106,000 for the first quarter of 1995. The Company attributes this change primarily to the earnings before income tax for the first quarter of 1995 versus the loss before income tax during the first quarter of 1994. The utilization of United States and Far East net operating loss carryforward in 1995 reduced income taxes by approximately $288,000 and had no impact in 1994.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau and the utilization of tax benefits arising from the operating loss carryforward in the United States and the Far East.

     Liquidity and Capital Resources

     Historically, the Company has financed its capital expenditures through operating profits. In addition, the capital base was enhanced in prior years as a result of public offerings of common stock by the Company and, in 1992, by the sale of a facility in Hong Kong. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at March 31, 1995, in the aggregate amount of $5,000,000, of which $3,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     From October 3, 1994 through November 8, 1994, the Company acquired in the market 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares at a cost of $2,464,839.

     On April 19, 1995 the Company proposed, subject to a definitive merger agreement, to acquire all of Pulse's common stock. The Company's offer involved the issuance of stock (0.73 shares of the Company's Common Stock for each Pulse share) and contingent value rights (assuring that such 0.73 share interest would produce at least $8.00 of value within three years) and the partial spin-off of certain assets associated with Pulse's Spectrum business.

     Pulse subsequently announced that its Board of Directors had accepted a revised offer from Technitrol, Inc. ("Technitrol"), to acquire all of Pulse's outstanding common stock at a per share price of $4.25 per share in cash plus .2906 shares of Technitrol common stock, subject to certain adjustments. The Company understands that Pulse and Technitrol are presently seeking to negotiate a definitive agreement, although the Company has had no involvement in such negotiations.

     As of the date hereof, the Company had made no decision regarding the steps that it may take with respect to its Pulse shares.

     During the first quarter of 1995, the Company's cash and cash equivalent position declined by $665,000, principally reflecting $1.1 million in purchases of fixed assets and repayment of $300,000 of long-term debt, offset by the proceeds of approximately $620,000 from the sale of marketable securities.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first quarter of 1995 or 1994.

     The Company's shareholders' equity increased by $2.2 million from December 31, 1994 to March 31, 1995, reflecting the Company's first quarter profit of $1.5 million and a reduction of the net unrealized loss on marketable securities of $740,000.

     Cash, accounts receivable and marketable securities comprised approximately 36.8% and 35.7% of the Company's total assets at March 31, 1995 and December 31, 1994, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.7 to 1 and 5.1 to 1 at March 31, 1995 and December 31, 1994, respectively.

PART II.     Other Information

     Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits:  None

        (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BEL FUSE INC.





                                               By:   /s/ DANIEL BERNSTEIN
                                                   --------------------------
                                                  Daniel Bernstein, President
                                                   (Principal Financial and
                                                      Accounting Officer)



Dated: May 12, 1995