Form 10-Q
period 1995-06-30
BEL FUSE INC /NJ
filed 1995-08-11
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 1, 1995, there were 5,019,070 shares of Common Stock, $.10 par value, outstanding.

                                 BEL FUSE INC.

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I. Financial Information

        Item 1. Financial Statements ..................................        1

                Consolidated Balance Sheets as of
                June 30, 1995 (unaudited) and
                December 31, 1994 .....................................    2 - 3

                Consolidated Statements of Opera-
                tions for the Six Months and Three
                Months Ended June 30, 1995 and
                1994 (unaudited) ......................................        4

                Consolidated Statements of
                Cash Flows for the Six Months Ended
                June 30, 1995 and 1994 (unaudited) ....................    5 - 6

                Notes to Consolidated Financial
                Statements (unaudited) ................................    7 - 8

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations .........................................   9 - 13

Part II. Other Information

       Item 4. Submission of Matters to a Vote of
               Security Holders ........................................      14

       Item 6. Exhibits and Reports on Form 8-K ........................      14

Signatures .............................................................      15

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

     The results of operations for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      June 30,      December 31,
                                                        1995           1994
                                                     ----------     ------------
                                                     (unaudited)
Current Assets:
  Cash and equivalents ...........................   $ 2,694,924     $ 2,842,894
  Marketable securities ..........................     6,885,314       7,508,304
  Accounts receivable, less allowance
    for doubtful accounts of $82,000 and $70,000..    11,091,587       8,079,971
  Inventories ....................................     9,778,309       8,766,203
  Prepaid expenses and other current assets ......       425,435         959,764
                                                     -----------     -----------
         Total Current Assets ....................    30,875,569      28,157,136
                                                     -----------     -----------

Property, plant and equipment--net ...............    26,543,173      22,226,076

Unamortized excess of cost over fair
  value of assets acquired .......................       156,582         166,925

Other assets .....................................     1,055,019       1,102,898
                                                     -----------     -----------

         TOTAL ASSETS ............................   $58,630,343     $51,653,035
                                                     ===========     ===========





















                                                                     (Continued)

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,     December 31,
                                                        1995            1994
                                                    ------------   ------------
                                                     (unaudited)
Current Liabilities:
    Note payable ................................   $       --     $    300,000
    Accounts payable ............................      4,257,157      3,171,408
    Accrued expenses ............................      3,205,173      1,987,536
    Income taxes payable ........................        191,844           --
    Deferred income taxes .......................        321,000         28,000
                                                    ------------   ------------
         Total Current Liabilities ..............      7,975,174      5,486,944

Deferred income taxes ...........................        326,000        240,000
                                                    ------------   ------------
         Total Liabilities ......................      8,301,174      5,726,944
                                                    ------------   ------------
Stockholders' Equity:
    Preferred stock, no par value--
      authorized 1,000,000 shares;
      none issued ................................           --             --
    Common stock, par value $.10 per
      share-- authorized 10,000,000
      shares; outstanding 5,017,820 and
      4,965,195 shares ...........................       501,782        496,520

    Additional paid-in capital ...................     6,500,575      6,288,987

    Retained earnings ............................    42,987,538     40,017,231

    Net unrealized gain (loss) on
      marketable securities ......................       339,274       (876,647)
                                                    ------------   ------------
         Total Stockholders' Equity .............     50,329,169     45,926,091
                                                    ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ................................  $ 58,630,343   $ 51,653,035
                                                    ============   ============




                See notes to consolidated financial statements.


                                                  BEL FUSE INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)

                                                            Six Months Ended                     Three Months Ended
                                                                June 30,                               June 30,
                                                     -------------------------------        ---------------------------------
                                                         1995               1994               1995                  1994
                                                     -----------         -----------        ----------            -----------

Sales .........................................      $33,960,253        $19,534,290         $18,110,282           $10,110,328
                                                     -----------        -----------         -----------           -----------

Costs and Expenses:

  Cost of sales ...............................       25,027,402         16,077,646          13,389,470             8,322,507
  Selling, general and administrative
    expenses ..................................        5,770,437          6,660,987           3,089,462             4,123,378
                                                     -----------        -----------         -----------           -----------
                                                      30,797,839         22,738,633          16,478,932            12,445,885
                                                     -----------        -----------         -----------           -----------
Income (loss) from operations .................        3,162,414         (3,204,343)          1,631,350            (2,335,557)

Other income--net .............................          115,004            342,436              63,609               169,739
Interest expense ..............................            3,111                471                 224                    68
                                                     -----------        -----------         -----------           -----------
Earnings (loss) before income taxes ...........        3,274,307         (2,862,378)          1,694,735            (2,165,886)

Income tax provision ..........................          304,000             10,000             198,000                41,000
                                                     -----------        -----------         -----------           -----------
Net earnings (loss) ...........................      $ 2,970,307        $(2,872,378)        $ 1,496,735           $(2,206,886)
                                                     ===========        ===========         ===========           ===========
Earnings (loss) per common share ..............             $.60              $(.58)               $.30                 $(.45)
                                                            ====              =====                ====                 =====
Weighted average number of common
  shares outstanding ..........................        4,981,293          4,938,816           4,992,864             4,941,777
                                                     ===========        ===========         ===========           ===========



                See notes to consolidated financial statements.


                                              BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ---------------------------------
                                                                         1995                  1994
                                                                      -----------          ------------
Cash flows from operating activities:
   Net income (loss) ..........................................       $ 2,970,307          $(2,872,378)
 Adjustments to reconcile net income
   (loss) to net cash provided from
   operating activities:
     Depreciation and amortization ............................         1,345,912            1,113,017
     Deferred income taxes ....................................            86,000             (154,000)
     Bad debt reserve .........................................            12,000                 --
     Inventory obsolescence reserve ...........................           180,000                 --
     Net (gain) loss on sale of
       marketable securities ..................................            95,086                6,236
     Changes in operating assets and liabilities ..............        (1,480,784)              92,501
                                                                      -----------          -----------
       Net Cash Provided by Operating Activities ..............         3,208,521           (1,814,624)
                                                                      -----------          ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment ...................        (5,652,667)          (3,025,439)
  Purchase of marketable securities ...........................               --            (2,598,034)
  Proceeds from sale of marketable securities .................         2,364,826            1,956,836
  Proceeds from repayment by contractor .......................            14,500               14,500
                                                                      -----------          -----------
       Net Cash (used in) Investing Activities ................        (3,273,341)          (3,652,137)
                                                                      -----------          -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options .....................           216,850               26,025
  Repayment of borrowings .....................................          (300,000)              (2,331)
                                                                      -----------          -----------
       Net Cash Provided by (used in)
         Financing Activities .................................           (83,150)              23,694
                                                                      -----------          -----------
Net Decrease in Cash and Cash Equivalents .....................          (147,970)          (5,443,067)
Cash and Cash Equivalents--Beginning of Period ................         2,842,894            8,102,768
                                                                      -----------          -----------
Cash and Cash Equivalents--End of Period ......................       $ 2,694,924          $ 2,659,701
                                                                      ===========          ===========



                                                                                            (Continued)

                See notes to consolidated financial statements.

                                      -5-


                                              BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Continued)
                                                        (unaudited)

                                                                                Six Months Ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                           1995                 1994
                                                                       -----------            --------

Changes in operating assets and liabilities consist of:
  (Increase) decrease in accounts receivable ......................    $(3,035,616)           $ 141,424
  (Increase) decrease in inventories ..............................     (1,192,106)             389,554
  (Increase) decrease in prepaid expenses and other
    current assets ................................................        519,829             (332,391)
  Decrease in refundable income taxes .............................            --                12,000
  Increase (decrease) in other assets .............................         47,879             (206,100)
  Increase (decrease) in accounts payable .........................      1,085,749              (39,869)
  Increase in accrued expenses ....................................        901,637              615,514
  Increase (decrease) in income taxes payable .....................        191,844             (487,631)
                                                                       -----------            ---------
                                                                       $(1,480,784)           $  92,501
                                                                       ===========            =========
Supplementary information:
Cash paid during the period for:
  Interest ........................................................    $     3,111            $     471
                                                                       ===========            =========
  Income taxes ....................................................    $    13,000            $ 639,000
                                                                       ===========            =========
Supplemental disclosures of non-cash activities:
   Unrealized gains (losses) on marketable securities .............    $ 1,215,921            $(414,000)
                                                                       ===========            =========
   Investment advisory fee ........................................    $   316,000            $    --
                                                                       ===========            =========







                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The consolidated balance sheet as of June 30, 1995, and the consolidated statements of operations and cash flows for the six months ended June 30, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the June 30, 1994 financial statements have been reclassified to conform to June 30, 1995 classifications.

2. Earnings (Loss) Per Share--Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at June 30, 1995 was not material and were not considered at June 30, 1994 as their effect is antidilutive.

3. Inventories consist of the following:

                                 June 30, 1995            December 31, 1994
                                 -------------            -----------------
Raw materials ..................   $7,027,485               $ 6,552,826
Work-in-process ................      333,761                    35,897
Finished goods .................    2,417,063                 2,177,480
                                   ----------               -----------
                                   $9,778,309               $ 8,766,203
                                   ==========               ===========

4. Property, plant and equipment consists of the following:

                                  June 30, 1995           December 31, 1994
                                  -------------           -----------------
Land ...........................   $   686,987              $   686,987
Buildings and improvements .....    13,779,836               10,121,169
Machinery and equipment ........    28,998,661               27,004,662
Idle property held for sale ....       935,000                  935,000
                                   -----------              -----------
                                    44,400,484               38,747,818
Less accumulated depreciation
  and amortization .............    17,857,311               16,521,742
                                   -----------              -----------
Net property, plant and
  equipment ....................    $26,543,173              $22,226,076
                                   ===========              ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5.  INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the six months ended June 30, 1995 and 1994, the Company recognized approximately $208,000 and $-0-, respectively as a reduction of United States and Far East tax expense.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Results of Operations
    ---------------------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations and the percentage increase for such items.

                                              Percentage of Net Sales
                                     --------------------------------------
                                      Six Months Ended    Three Months Ended
                                           June 30,           June 30,
                                     -------------------  -----------------
                                       1995       1994      1995      1994
                                     --------   --------  --------   ------
Net sales ..........................  100.0%     100.0%    100.0%    100.0%
Cost of sales ......................   73.7       82.3      73.9      82.3
Selling, general and
 administrative expenses ...........   17.0       34.1      17.1      40.8
Other income, net of
 interest expense ..................     .3        1.7        .4       1.7
Earnings (loss) before
 income tax provision ..............    9.6      (14.7)      9.4     (21.4)
Income tax provision ...............     .9        --        1.1        .4
Net earnings (loss) ................    8.7      (14.7)      8.3     (21.8)


         The following table sets forth, for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease) from Prior Period
                                      ------------------------------------------
                                       Six Months Ended     Three Months Ended
                                        June 30, 1995         June 30, 1995
                                      compared with 1994    compared with 1994
                                      ------------------    --------------------
Net sales ..........................        73.8%                79.1%
Cost of sales ......................        55.7                 60.9
Selling, general and
 administrative expenses ...........       (13.4)               (25.1)
Other income--net ..................       (66.4)               (62.6)
Earnings (loss) before
 income tax provision ..............       214.4                178.2
Income tax provision ...............         *                  382.9
Net earnings (loss) ................       203.4                167.8
- --------------------
* Percentage not meaningful

Six Months 1995 vs. Six Months 1994
- -----------------------------------
     Sales
     -----
     Net sales increased 73.8% from $19,534,290 during the first six months of 1994 to $33,960,253 during the first six months of 1995. The Company attributes this increase primarily to increases in sales of packaged modules and transformers.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales decreased 8.6% from 82.3% during the first six months of 1994 to 73.7% during the first six months of 1995. The decrease in the cost of sales percentage is primarily attributable to increased sales, which resulted in better absorption of labor and overhead despite higher material costs associated with the manufacture of packaged modules, and the move to lower cost manufacturing facilities in the Far East.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales decreased from 34.1% for the first six months of 1994 to 17.0% for the first six months of 1995. The Company attributes the decrease primarily to the decrease in the absolute dollar amount of such expenses and to the increase in sales. Selling, general and administrative expenses decreased in dollar amount by 13.4%. The Company attributes the decrease in the dollar amount of such expenses primarily to a $1,190,000 charge related to severance costs and moving expenses associated with a certain subsidiary's move to lower cost production facilities during the first six months of 1994, offset in part by increases in commissions and other sales related expenses due to higher sales and the write off of certain expenses related to the unrealized acquisition of Pulse Engineering, Inc. during the first six months of 1995.

     Other Income and Expenses
     -------------------------
     Other income, consisting of earnings on cash equivalents and marketable securities offset by net realized losses on the sale of marketable securities, decreased by approximately $227,000 from the first six months of 1994 to the first six months of 1995. This decrease is primarily due to the Company's and its Far East subsidiary's realizing approximately $95,000 of losses from the sale of marketable securities during the first six months of 1995, lower earnings on invested funds due to lower average balances, and certain non-income generating securities owned in 1995.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes increased from $10,000 for the first six months of 1994 to $304,000 for the first six months of 1995. The Company attributes this change primarily to the earnings before income tax for the first six months of 1995 versus the loss before income tax during the first six months of 1994. The utilization of the United States and Far East net operating loss carryforward in 1995 reduced income taxes by approximately $208,000 and had no impact in 1994.

     --------------------------------------
     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau and the utilization of tax benefits arising from the operating loss carryforward in the United States and the Far East.

Three Months 1995 vs. Three Months 1994
- ---------------------------------------

     Sales
     -----
     Net sales increased 79.1% from $10,110,328 during the second quarter of 1994 to $18,110,282 during the second quarter of 1995. The Company attributes this increase primarily to those reasons set forth in the six month analysis.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales decreased 8.4% from 82.3% during the second quarter of 1994 to 73.9% during the second quarter of 1995. The Company attributes this decrease primarily to those reasons set forth in the six month analysis.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales decreased 23.7% from the second quarter of 1994 to the second quarter of 1995 and selling, general and administrative expenses decreased in dollar amount by 25.1%. The Company attributes these decreases to those reasons set forth in the six month analysis.

     Other Income and Expenses
     -------------------------
     Other income for the second quarter of 1995 compared to the second quarter of 1994 decreased in dollar amount by 62.6% due to those reasons set forth in the six month analysis.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes increased from $41,000 for the second quarter of 1994 to $198,000 for the second quarter of 1995 due primarily to those reasons set forth in the six month analysis.

     Liquidity and Capital Resources
     -------------------------------

     Historically, the Company has financed its capital expenditures through operating cash flows. In addition, the capital base was enhanced in prior years as a result of public offerings of common stock by the Company and, in 1992, by the sale of a facility in Hong Kong. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at June 30, 1995, in the aggregate amount of $5,000,000, of which $3,000,000 is from domestic banks and $2,000,000 is from foreign banks.

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

     On July 20, 1995, Pulse announced that its Board of Directors had accepted a revised offer from Technitrol, Inc. ("Technitrol"), to acquire all of Pulse's outstanding common stock at a per share price of $4.25 per share in cash plus
 .2906 shares of Technitrol common stock, subject to certain adjustments. Pulse and Technitrol have signed a definitive agreement, although that transaction has not closed.

     As of the date hereof, the Company had made no decision regarding the steps that it may take with respect to its Pulse shares.

     During June, 1995, the Company's Far East subsidiary acquired 22,000 square feet of additional production facilities for approximately $3,200,000 in cash. The Company estimates that approximately $195,000 will be required to refurbish the facility.

     During the first six months of 1995, the Company's cash and cash equivalent position declined by $148,000, principally reflecting $5.7 million in purchases of fixed assets (including the above mentioned production facilities) and repayment of $300,000 of long-term debt, offset by $3.2 million provided by operating activities, the proceeds of approximately $2.4 million from the sale of marketable securities and $217,000 from the exercise of stock options.

     -------------------------------------------

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first six months of 1995 or 1994.

     The Company's shareholders' equity increased by $4.4 million from December 31, 1994 to June 30, 1995, reflecting the Company's first six months profit of $3.0 million, a reduction of the net unrealized loss on marketable securities of $1.2 million and the exercise of incentive stock options.

     Cash, accounts receivable and marketable securities comprised approximately 35.3% and 35.7% of the Company's total assets at June 30, 1995 and December 31, 1994, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.9 to 1 and 5.1 to 1 at June 30, 1995 and December 31, 1994, respectively.

PART II.   Other Information

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                    The Company's annual meeting of security holders was held on
               May 25, 1995. At the meeting, the Board's nominees were elected to the Board of Directors for a term of three years. The votes were cast as follows:

               Daniel Bernstein: 4,112,100 votes for, 38,059 withheld

               David Olsan: 4,106,490 votes for, 43,669 withheld

               There were -0- abstentions and -0- broker non-votes.

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

              (a) Exhibits:  None

              (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEL FUSE INC.




                                        By: /s/ DANIEL BERNSTEIN
                                           -------------------------------------
                                            Daniel Bernstein, President
                                            Principal Financial and
                                            Accounting Officer)

Dated: August 11, 1995