Form 10-Q
period 1995-09-30
BEL FUSE INC /NJ
filed 1995-11-13
CIK 729580

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to_____

                         Commission file number: 0-11676

                                  BEL FUSE INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                     22-1463699
 -------------------------------                      ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                              198 Van Vorst Street
                          Jersey City, New Jersey 07302
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  201-432-0463
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     At November 1, 1995, there were 5,051,445 shares of Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.          Financial Information

  Item 1.        Financial Statements ............................        1

                 Consolidated Balance Sheets as of September
                 30, 1995 (unaudited) and December 31, 1994 ......      2 - 3

                 Consolidated Statements of Operations for
                 the Nine Months and Three Months Ended
                 September 30, 1995 and 1994 (unaudited) .........        4

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 1995
                 and 1994 (unaudited) ............................      5 - 6

                 Notes to Consolidated Financial
                 Statements (unaudited) ..........................      7 - 8

 Item 2.         Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ...................................      9 - 13

Part II.         Other Information

 Item 4.         Submission of Matters to a Vote of
                 Security Holders ................................        14

 Item 6.         Exhibits and Reports on Form 8-K ................        14

Signatures .......................................................        15

                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------
     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    September 30,   December 31,
                                                        1995            1994
                                                    -------------   ------------
                                                     (unaudited)

Current Assets:
  Cash .......................................      $ 4,428,900    $ 2,842,894
  Marketable securities ......................        5,272,684      7,508,304
  Accounts receivable, less allowance
   for doubtful accounts of $82,000
   and $70,000 ...............................       11,460,181      8,079,971
 Inventories .................................       10,499,790      8,766,203
 Prepaid expenses and other current
  assets .....................................        1,989,661        959,764
                                                    -----------    -----------
    Total Current Assets .....................       33,651,216     28,157,136
                                                    -----------    -----------
Property, plant and equipment--net ..........        26,760,849     22,226,076

Unamortized excess of cost over fair
 value of assets acquired ....................          151,412        166,925

Other assets .................................        1,017,345      1,102,898
                                                    -----------    -----------
    TOTAL ASSETS .............................      $61,580,822    $51,653,035
                                                    ===========    ===========









                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       1995             1994
                                                   -------------    ------------
                                                    (unaudited)
Current Liabilities:
  Note payable ..............................     $       --       $    300,000
  Accounts payable ..........................        3,657,642        3,171,408
  Accrued expenses ..........................        4,174,239        1,987,536
  Income taxes payable ......................          280,993             --
  Deferred income taxes .....................          322,000           28,000
                                                  ------------     ------------
    Total Current Liabilities ...............        8,434,874        5,486,944

Deferred income taxes .......................          554,000          240,000
                                                  ------------     ------------
    Total Liabilities .......................        8,988,874        5,726,944
                                                  ------------     ------------
Stockholders' Equity:
  Preferred stock, no par value--
    authorized 1,000,000 shares;
    none issued .............................             --               --
  Common stock, par value $.10 per
    share--authorized 10,000,000
    shares; outstanding 5,049,820 and
    4,965,195 shares ........................          504,982          496,520

   Additional paid-in capital ...............        6,696,187        6,288,987

   Retained earnings ........................       44,967,238       40,017,231

   Net unrealized gain (loss) on
     marketable securities ..................          423,541         (876,647)
                                                  ------------     ------------
     Total Stockholders' Equity .............       52,591,948       45,926,091
                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ...............................     $ 61,580,822     $ 51,653,035
                                                  ============     ============

                 See notes to consolidated financial statements.


                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Nine Months Ended                       Three Months Ended
                                                                      September 30,                           September 30,
                                                           --------------------------------        ---------------------------------
                                                                1995               1994                1995                1994
                                                           ------------        ------------        ------------        ------------
Sales ..............................................       $ 51,527,885        $ 31,725,477        $ 17,567,632        $ 12,191,187
                                                           ------------        ------------        ------------        ------------
Costs and Expenses:

  Cost of sales ....................................         37,617,231          25,690,741          12,589,829           9,613,095
  Selling, general and administrative
    expenses .......................................          9,047,109           9,127,718           3,276,672           2,466,731
                                                           ------------        ------------        ------------        ------------
                                                             46,664,340          34,818,459          15,866,501          12,079,826
                                                           ------------        ------------        ------------        ------------
Income (loss) from operations ......................          4,863,545          (3,092,982)          1,701,131             111,361

Other income--net ..................................            847,311             490,007             732,307             147,571
Interest expense ...................................             (3,849)               (672)               (738)               (201)
                                                           ------------        ------------        ------------        ------------
Earnings (loss) before income taxes ................          5,707,007          (2,603,647)          2,432,700             258,731

Income tax provision (benefit) .....................            757,000             (86,000)            453,000             (96,000)
                                                           ------------        ------------        ------------        ------------
Net earnings (loss) ................................       $  4,950,007        $ (2,517,647)       $  1,979,700        $    354,731
                                                           ============        ============        ============        ============
Earnings (loss) per common share ...................       $        .99        $       (.51)       $        .39        $        .07
                                                           ============        ============        ============        ============
Weighted average number of common
  shares outstanding ...............................          4,997,173           4,942,372           5,028,415           4,949,368
                                                           ============        ============        ============        ============




                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                       1995             1994
                                                   -----------      -----------
Cash flows from operating activities:

  Net income (loss) ..........................     $ 4,950,007      $(2,517,647)
  Adjustments to reconcile net income
  (loss) to net cash provided from
  operating activities:

  Depreciation and amortization ..............       2,023,331        1,847,274
  Deferred income taxes ......................         255,000         (332,000)
  Bad debt reserve ...........................          12,000             --
  Inventory obsolescence reserve .............         270,000             --
  Loss on disposition of equipment ...........         111,000             --
  Tax effect of non-qualifying
    disposition of incentive stock
    options ..................................         116,000           83,000
  Net (gain) loss on sale of
    marketable securities ....................        (565,490)          13,268
  Changes in operating assets and
    liabilities ..............................      (2,119,024)        (612,991)
                                                   -----------      -----------
  Net Cash Provided by Operating
    Activities ...............................       5,052,824       (1,519,096)
                                                   -----------      ------------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ................................      (6,653,591)      (4,328,991)
  Purchase of marketable securities ..........              --       (2,923,066)
  Proceeds from sale of marketable
    securities ...............................       3,165,361        3,030,904
  Proceeds from repayment by contractor ......          21,750           21,750
                                                   -----------      -----------
  Net Cash (used in) Investing
    Activities ...............................      (3,466,480)      (4,199,403)
                                                   -----------      ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options ....         299,662           73,371
  Repayment of borrowings ....................        (300,000)          (3,139)
                                                   -----------      -----------
   Net Cash Provided by (used in)
     Financing Activities ....................            (338)          70,232
                                                   -----------      ------------
Net Increase (Decrease) in Cash ..............       1,586,006       (5,648,267)

Cash--beginning of period ....................       2,842,894        8,102,768
                                                   -----------      -----------
Cash--end of period ..........................     $ 4,428,900      $ 2,454,501
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Changes in operating assets and liabilities
 consist of:
  (Increase) in accounts receivable ..............   $(3,392,210)   $(1,362,398)
  (Increase) decrease in inventories .............    (2,003,587)       396,096
  (Increase) decrease in prepaid
    expenses and other current assets ............       606,321       (181,775)
  Decrease in refundable income taxes ............          --           12,000
  (Increase) decrease in other assets ............        85,553       (242,196)
  Increase in accounts payable ...................       486,234        762,758
  Increase in accrued expenses ...................     1,817,672        490,157
  Increase (decrease) in income taxes
    payable ......................................       280,993       (487,633)
                                                     -----------    -----------
                                                     $(2,119,024)   $  (612,991)
                                                     ===========    ===========
Supplementary information:
Cash paid during the period for:

  Interest .......................................   $     3,849    $       672
                                                     ===========    ===========
  Income taxes ...................................   $    33,000    $   639,000
                                                     ===========    ===========

Supplemental disclosures of non-cash activities:
  Unrealized gains (losses) on
    marketable securities ........................   $ 1,300,188    $   496,000
                                                     ===========    ===========
  Investment advisory fee ........................   $   322,000    $      --
                                                     ===========    ===========






                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of September 30, 1995, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1994 financial statements have been reclassified to conform to September 30, 1995 classifications. The information for December 31, 1994 was derived from audited financial statements.

2. Earnings (Loss) Per Share - Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at September 30, 1995 was not material and were not considered at September 30, 1994 as their effect is antidilutive.

3. Inventories consist of the following:

                                          September 30, 1995   December 31, 1994
                                          ------------------   -----------------

Raw materials ......................         $ 7,747,029         $ 6,552,826
Work-in-process ....................             124,194              35,897
Finished goods .....................           2,628,567           2,177,480
                                             -----------         -----------
                                             $10,499,790         $ 8,766,203
                                             ===========         ===========

4. Property, plant and equipment consists of the following:

                                          September 30, 1995   December 31, 1994
                                          ------------------   -----------------

Land ..................................       $   686,987       $   686,987
Buildings and improvements ............        13,828,649        10,121,169
Machinery and equipment ...............        29,839,773        27,004,662
Idle property held for sale ...........           935,000           935,000
                                              -----------       -----------
                                               45,290,409        38,747,818
Less accumulated depreciation
 and amortization .....................        18,529,560        16,521,742
                                              -----------       -----------
Net property, plant and
 equipment ............................       $26,760,849       $22,226,076
                                              ===========       ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the nine months ended September 30, 1995 and 1994, the Company recognized approximately $286,000 and $-0-, respectively as a reduction of United States and Far East tax expense.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

a. Results of Operations
   ---------------------
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations and the percentage increase for such items.

                                              Percentage of Net Sales
                                       -----------------------------------------
                                       Nine Months Ended      Three Months Ended
                                          September 30,          September 30,
                                       -----------------      ------------------
                                          1995      1994       1995      1994
                                         ------    ------     ------    ------
Net sales ........................       100.0%    100.0%     100.0%    100.0%
Cost of sales ....................        73.0      81.0       71.7      78.9
Selling, general and
 administrative expenses .........        17.5      28.8       18.7      20.2
Other income, net of
 interest expense ................         1.6       1.6        4.2       1.2
Earnings (loss) before
 income tax provision (benefit) ..        11.1      (8.2)      13.8       2.1
Income tax provision (benefit) ...         1.5       (.3)       2.6       (.8)
Net earnings (loss) ..............         9.6      (7.9)      11.2       2.9


     The following table sets forth, for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statements of operations.

                                         Increase (Decrease) from Prior Period
                                        ----------------------------------------
                                         Nine Months Ended    Three Months Ended
                                        September 30, 1995    September 30, 1995
                                        compared with 1994    compared with 1994
                                        ------------------    ------------------
Net sales ...........................          62.4%                 44. %
Cost of sales .......................          46.4                  31.0
Selling, general and
 administrative expenses ............           (.9)                 32.8
Other income--net ...................          72.4                    *
Earnings (loss) before
 income tax provision (benefit) .....            *                     *
Income tax provision (benefit) ......            *                     *
Net earnings (loss) .................            *                     *
-----------
* Percentage not meaningful.

Nine Months 1995 vs. Nine Months 1994
-------------------------------------

     Sales
     -----
     Net sales increased 62.4% from $31,725,477 during the first nine months of 1994 to $51,527,885 during the first nine months of 1995. The Company attributes this increase primarily to strong demand from OEM customers for local area network ("LAN") products. Increased LAN market share is due to a greater focus on certain key OEM accounts and sales growth from improvements in the Company's engineering service and support to major OEM customers.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales decreased 8% from 81% during the first nine months of 1994 to 73% during the first nine months of 1995. The decrease in the cost of sales percentage is primarily attributable to increased sales, which resulted in better absorption of indirect labor and overhead despite higher material content associated with the manufacture of packaged modules, and the move to lower cost manufacturing facilities in the Far East.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales decreased from 28.8% for the first nine months of 1994 to 17.5% for the first nine months of 1995. The Company attributes the decrease primarily to the increase in sales and the decrease in the dollar amount of such expenses. Selling, general and administrative expenses decreased in dollar amount by .9%. The Company attributes the decrease in the dollar amount of such expenses primarily to a $1,190,000 charge during the first nine months of 1994 related to severance costs and moving expenses associated with a move to lower cost production facilities offset in part by increases in commissions and other sales related expenses due to higher sales, accrued severance and bonus amounts, the write off in June 1995 of certain expenses related to the unrealized acquisition of Pulse Engineering, Inc. ("Pulse") and the abandonment of certain fixed assets during the first nine months of 1995.

     Other Income and Expenses
     -------------------------
     Other income, consisting of earnings on cash equivalents and marketable securities and net realized gains on the sale of marketable securities, increased by approximately $354,000 from the first nine months of 1994 to the first nine months of 1995. This increase is primarily due to the Company realizing approximately $650,000 of gains from the partial liquidation of the Company's investment in Pulse's common stock upon Pulse's acquisition by Technitrol Corporation in September 1995, offset in part by lower earnings on invested funds due to lower average balances, and certain non-income generating securities owned in 1995.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes for the first nine months of 1995 was $757,000 as compared to a benefit of $86,000 for the first nine months of 1994. The Company attributes this change primarily to the earnings before income tax for the first nine months of 1995 versus the loss before income tax during the first nine months of 1994. In addition, the Company utilized U.S. carryforward and current deductions arising from the exercise of incentive stock options which increased both the provision for income taxes and additional paid-in-capital by approximately $116,000. The utilization of United States and Far East net operating loss carryforward in 1995 reduced income taxes by approximately $286,000.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau and the utilization of tax benefits arising from the operating loss carryforward in the United States and the Far East.

Three Months 1995 vs. Three Months 1994
---------------------------------------
     Sales
     -----
     Net sales increased 44.1% from $12,191,187 during the third quarter of 1994 to $17,567,632 during the third quarter of 1995. The Company attributes this increase primarily to those reasons set forth in the nine month analysis.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales decreased 7.2% from 78.9% during the third quarter of 1994 to 71.7% during the third quarter of 1995. The Company attributes this decrease primarily to those reasons set forth in the nine month analysis.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales decreased 1.5% from the third quarter of 1994 to the third quarter of 1995 and selling, general and administrative expenses increased in dollar amount by 32.8%. The Company attributes this increase in dollar amount primarily to increases in commissions and other sales related expenses due to higher sales, accrued severance and bonus amounts, and the abandonment of certain fixed assets.

     Other Income and Expenses
     -------------------------
     Other income for the third quarter of 1995 compared to the third quarter of 1994 increased in dollar amount by approximately $584,000 due to those reasons set forth in the nine month analysis.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes for the third quarter of 1995 was $453,000 as compared to a benefit of $96,000 for the third quarter of 1994 due primarily to those reasons set forth in the nine month analysis.

     Liquidity and Capital Resources
     -------------------------------
     Historically, the Company has financed its capital expenditures through operating cash flows. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at September 30, 1995, in the aggregate amount of $3,000,000, of which $1,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares at a cost of $2,464,839.

     On July 20, 1995, Pulse announced that its Board of Directors had accepted a revised offer from Technitrol, Inc. ("Technitrol"), to acquire all of Pulse's outstanding common stock. Effective September 29, 1995, Technitrol acquired the Pulse common stock from the Company at a per share price of $3.12 per share in cash plus .364 shares of Technitrol common stock resulting in the Company receiving $1,657,968 in cash and 193,430 shares of Technitrol common stock.

     As of the date hereof, the Company had made no decision regarding the steps that it may take with respect to its Technitrol shares.

     During June 1995, the Company's Far East subsidiary acquired 22,000 square feet of additional production facilities for approximately $2,300,000 in cash. The Company estimates that approximately $195,000 will be required to refurbish the facility.

     During the first nine months of 1995, the Company's cash positions increased by $1.6 million, principally reflecting $5.1 million provided by operating activities, the proceeds of approximately $3.2 million from the sale of marketable securities and $300,000 from the exercise of stock options offset in part by $6.7 million in purchases of fixed assets (including the above mentioned production facilities) and repayment of $300,000 of short-term debt.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first nine months of 1995 or 1994.

     -------------------------------------------
     The Company's shareholders' equity increased by $6.6 million from December 31, 1994 to September 30, 1995, reflecting the Company's first nine months profit of $4.9 million, an improvement from a $877,000 net unrealized loss on marketable securities at December 31, 1994 to a $424,000 net unrealized gain on marketable securities at September 30, 1995, the exercise of incentive stock options and the utilization for U.S. tax purposes of carryforward and current incentive stock option deductions of $400,000.

     Cash, accounts receivable, marketable securities and amounts receivable from the sale of marketable securities included in prepaid expenses and other current assets comprised approximately 37.1% and 35.7% of the Company's total assets at September 30, 1995 and December 31, 1994, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.0 to 1 and 5.1 to 1 at September 30, 1995 and December 31, 1994, respectively.

                           PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------
                  None.

         Item 6. Exhibits and Reports on Form 8-K
                 --------------------------------
           (a)   Exhibits:  None

           (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1995.

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

Dated: November 10, 1995