Form 10-K
period 1995-12-31
BEL FUSE INC /NJ
filed 1996-03-29
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K


 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

          For the Fiscal Year Ended December 31, 1995

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________ to _________

                         Commission File Number 0-11676

                             -----------------------

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

                         Yes   X              No
                             -----              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of March 15, 1996 was approximately $42,162,897 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Number of shares of Common Stock outstanding as of March 15, 1996:
5,052,445

Documents incorporated by reference:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

Part I                                                     Page
------                                                     -----
 Item 1.    Business...................................      1

 Item 2.    Properties.................................      6

 Item 3.    Legal Proceedings..........................      7

 Item 4.    Submission of Matters to Vote of Security
            Holders....................................      7

 Item 4A.   Executive Officers of the Registrant.......      8

Part II
--------
 Item 5.    Market for Registrant's Common Equity
            and Related Stockholder Matters............     10

 Item 6.    Selected Financial Data....................     11

 Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.................................     12

 Item 8.    Financial Statements and Supplementary
            Data.......................................     17*

 Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure ................................     18

Part III
--------
 Item 10.   Directors of the Registrant.................    18

 Item 11.   Executive Compensation......................    18

 Item 12.   Security Ownership of Certain
            Beneficial Owners and Management............    18

 Item 13.   Certain Relationships and Related

            Transactions................................    18

Part IV
--------
 Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.....................    19

Signatures .............................................    22

------------
*Page F-1 follows page 17.

                                     PART I
                                     ------
Item 1. Business
        --------

     General
     -------
     Bel Fuse Inc. (the "Company"), organized under New Jersey law, is engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment, automotive and consumer electronic applications. The Company operates facilities throughout the world. The Company maintains its principal executive offices at 198 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     Recent Developments
     -------------------

     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

     Effective September 29, 1995 Technitrol, Inc. ("Technitrol") acquired all of the outstanding common stock of Pulse under an Agreement and Plan of Merger dated May 23, 1995. The Company received $1,662,000 in cash plus 193,585 shares of Technitrol common stock valued at $3,194,000. As of the date hereof, the Company owns 112,485 shares of Technitrol, Inc. common stock.

     At December 31, 1995, the Company accrued $400,000 of severance and relocation costs in connection with the relocation of its sales office in France to the United Kingdom to service its changing European customer base.

Product Groups
--------------

     Magnetic Components
     -------------------

     The Company manufactures a broad range of magnetic components. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. The Company directs its design and marketing efforts to supply the needs of the following markets: manufacturers of networking and telecommunication equipment, computer manufacturers, and consumer, automotive and industrial electronic manufacturers. Although applications tend to overlap, the magnetic components manufactured by the Company fall into three major groups:

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

     3. Power Transformers, Line Chokes, Coils
        --------------------------------------

          The basic functions of power transformers include AC voltage conversion and isolation; and they convert the power from the supply line to the supply circuitry of a given electronic instrument such as a TV or VCR. Line chokes block the conducted and radiated emissions of a power supply, and coils are used for supply and control circuitry in TV's and VCR's. These products are typically sold in large volume orders and are subject to highly competitive pricing pressures.

     Packaged Modules and Thick Film Hybrids
     ---------------------------------------

     The Company supplies packaged modules to end users in several other industries whose requirements can be satisfied by combining in one integrated package one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

     Thick film hybrids are dense, reliable, high quality electronic microcircuits. The term "thick film hybrid" describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This substrate becomes a hybrid circuit when components such as integrated circuits, transistors, capacitors, and inductors are added to the substrate in order to form a functioning electrical circuit. The Company incorporates facets of this technology in the design and manufacture of many of its other products including packaged modules.

     MINIATURE AND MICRO FUSES
     -------------------------

     Fuses prevent currents in an electrical or electronic circuit from exceeding certain predetermined levels. Fuses act as a safety valve to protect expensive components from damage or to cut off high currents before they can generate enough heat to cause smoke or fire. The Company manufactures miniature and micro fuses for supplementary circuit protection. The Company sells its fuses to a world-wide market. They are used in such products as televisions, VCR's, power supplies, computers, telephones and networking assemblies.

     Marketing
     ---------

     The Company sells its products to approximately 530 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's regional sales personnel throughout the world. Presently the Company has 49 sales representative organizations, 24 non-exclusive distributors and a sales staff of 17 persons.

     The Company has written agreements with all of its sales representative organizations and major distributors. Written agreements terminable on short notice by either party are standard in the industry.

     Finished products manufactured by the Company in its Far East facilities are, in general, either sold to the Company's Jersey City facility for resale to customers or are shipped directly to customers throughout the world. For further information regarding the Company's geographic operations, see Note 6 of Notes to Consolidated Financial Statements.

     The Company had sales to two customers who manufacture electronic equipment in excess of ten percent of 1995 consolidated sales. The amounts and percentage of consolidated sales were approximately $9,163,000 (13%) and $8,606,000 (12%).

     Foreign Land Leases
     -------------------

     The territories of Hong Kong and Macau will revert to the Peoples Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 81% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     Research and Development
     ------------------------

     The Company's research and development efforts in 1995 were spread amongst all of the Company's current product lines. The Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. The Company's research and development facilities are located in Indiana, California and Hong Kong. Research and development costs amounted to $3,384,000 in 1995.

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

     Backlog
     -------

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of February 29, 1996 was approximately $28.0 million, as compared with a backlog of $19.9 million as of February 28, 1995. Management expects that the Company's backlog as of February 29, 1995 will be shipped by December 31, 1996 except for approximately $7.0.

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

     The Company utilizes six U.S. registered trademarks -- BELIMITER, BELFUSE, BEL, SLOBEL, MICROBEL and SURFUSE -- to identify various products that it manufactures. The trademarks survive as long as they are in use and expire between 1997 and 2007.

     Competition
     -----------

     There are numerous independent companies and divisions of major companies which manufacture products that are competitive with one or more of the Company's products. Some of the Company's competitors possess greater financial, marketing and other resources than those available to the Company. The Company's ability to compete is dependent upon several factors, including product performance, quality, reliability, design and price. For information regarding the effect of price competition on the Company's consolidated results of operations, see "Managements' Discussion and Analysis of Financial Condition and Results of Operations".

     Employees
     ---------

     As of December 31, 1995, the Company had 680 full-time employees. The Company employed 83 people in its U.S. facilities and 597 throughout the rest of the world excluding workers employed by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Item 2. Properties
        ----------

     The Company currently occupies approximately 247,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. The Company has additional production processing arrangements with subcontractors in the People's Republic of China occupying approximately 60,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China, Hong Kong and Macau in The Far East, in California and Indiana in the U.S.A. and in The United Kingdom and France in Europe. During March, 1996 the office in France was closed. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 75% of the 247,000 square feet the Company occupies is owned while the remainder is leased. See
Note 10 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

     The territories of Hong Kong and Macau will revert to the People's Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 81% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

Item 3. Legal Proceedings
        -----------------

     In March 1996, legal proceedings were commenced in New York State Supreme Court and New Jersey Superior Court relating to a claim by Peers & Co., a former investment banker of the Company, seeking certain fees in connection with the Company's acquisition of common stock of Pulse Engineering, Inc. ("Pulse") and the subsequent acquisition of Pulse by Technitrol, Inc. The Company denies the substance of Peers' claim and intends to vigorously litigate this matter. Although outcomes of legal proceedings cannot be assured, the Company does not believe that such proceedings will materially adversely affect the Company's consolidated financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

Item 4A. Executive Officers of the Registrant
         ------------------------------------

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                  Positions and Offices
                                Officer             With the Company/
Name and Age                     Since             Business Experience
------------                    -------            -------------------
Elliot Bernstein, 72 ........    1954             Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Director

Daniel Bernstein, 42 ........    1985             President, Managing
                                                  Director of the Company's
                                                  Macau Subsidiary and
                                                  Director

Robert H. Simandl, 67 .......    1967             Secretary and Director

Arnold Sutta, 69 ............    1985             Vice President

Peter Christoffer, 54 .......    1986             Vice President

Colin Dunn, 51 ..............    1992             Vice President and
                                                  Treasurer

Joseph Meccariello, 45 ......    1995             Vice President of
                                                  Manufacturing

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

         ------------------------------------

     Robert H. Simandl, a director of the Company since 1967 and Secretary of the Company since 1967, is a member of the law firm of Robert H. Simandl, Counsellor At Law. He has been a practicing attorney in New Jersey since 1953.

     Arnold Sutta joined the Company in 1966 and has served the Company as Vice President, sales since 1985. Mr. Sutta supervises the worldwide sales of the Company.

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

     Joseph Meccariello joined the Company in 1979 as a Manager of Mechanical Engineering and in 1994 became the Deputy Managing Director of the Company's foreign subsidiary, Bel Fuse, Ltd. In 1995 he was named Vice President of Manufacturing with responsibility for Far East production operations.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters
        -------------------------------------------------

     (a) Market Information
         ------------------

     The Company's common stock, par value $.10 per share (the "Common Stock"), is traded in the over-the-counter market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock in the over-the-counter market for each quarter during the past two years.

                                             High           Low
                                             ----           ---
Year Ended December 31, 1994:
First Quarter.........................    $ 9 1/8       $ 7 1/4
Second Quarter........................      7 3/8         5 7/8
Third Quarter.........................      7 3/4         6
Fourth Quarter........................      8 5/8         6 7/8

Year Ended December 31, 1995:
First Quarter.........................      9 1/2         7 3/4
Second Quarter........................     12 1/2         8 1/4
Third Quarter.........................     14 1/4        11
Fourth Quarter........................     13 1/4        10 3/8


     The Common Stock is reported under the symbol BELF in the NASDAQ National Market.

     (b) Holders.
         --------

     As of March 21, 1996, there were 287 registered shareholders of the Company's Common Stock plus an estimated 2,969 beneficial shareholders.

     (c) Dividends.
         ----------

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no contractual restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data
        -----------------------


                                                    Years Ended December 31,
                            ------------------------------------------------------------------------
                            1995              1994            1993              1992             1991
                            ----              ----            ----              ----             ----
                                         (In thousands of dollars, except per share data)
Selected Statements of Operations Data:
Net sales..............  $ 70,706          $ 45,747         $ 47,460          $ 50,354         $36,641
Cost of sales..........    50,590            36,349           32,711            31,726          23,539
Selling, general and
 administrative
 expenses.............     12,554            11,458           11,338            10,181           9,595
Provision for plant
 closings.............        --                --               --                --            6,395
Gain on sale of
 building - net.......        --                --               --             11,410             --
Earnings (loss) before
 income taxes.........      9,320            (1,761)           4,005            20,132          (2,775)
Income tax provision
 (benefit)............      1,222              (203)             222             1,204             480
Net earnings (loss)...      8,098            (1,558)           3,783            18,928          (3,255)
Earnings (loss) per
 common share.........       1.62              (.32)             .77              3.88            (.67)


                                                      As of December 31,
                            -------------------------------------------------------------------------
                            1995              1994            1993              1992             1991
                            ----              ----            ----              ----             ----
                                           (In thousands of dollars, except per share data)
Selected Balance Sheet Data:
Working capital.......   $ 28,644          $ 22,670         $ 27,875          $ 26,966         $ 12,015
Total assets..........     64,475            51,653           53,122            50,005           28,430
Long-term debt,
 excluding current
 installments.........       --                 --               --                --                 7
Stockholders' equity..     55,889            45,926           48,270            44,423           25,315
Book value per share..      11.06              9.25             9.78              9.04             5.23


Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

Results of Operations
---------------------

     The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                            Percentage of Net Sales
                                     ---------------------------------------
                                            Years Ended December 31,
                                     ---------------------------------------
                                     1995              1994             1993
                                     ----              ----             ----

Net sales.......................     100.0%            100.0%           100.0%
Cost of sales...................      71.5              79.5             68.9
Selling, general and
 administrative expenses........      17.8              25.0             23.9
Other income, net of interest
 expense........................       2.5                .7              1.3
Earnings (loss) before income
 taxes .........................      13.2              (3.8)             8.4
Income tax provision (benefit)..       1.7               (.4)              .5
Net earnings (loss).............      11.5              (3.4)             7.9

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                             Increase (Decrease) from
                                                  Prior Period
                                        ----------------------------------
                                        1995 Compared        1994 Compared
                                          with 1994            with 1993
                                        -------------        -------------
Net sales............................      54.6%                 (3.6)%
Cost of sales........................      39.2                  11.1
Selling, general and administrative
 expenses............................       9.6                   1.1
Other income - net                           *                  (49.4)
Earnings (loss) before income taxes..        *                     *
Income tax provision (benefit).......        *                     *
Net earnings (loss)..................        *                     *

----------
* Percentage not meaningful.

     Sales
     -----

     Net sales increased 54.6% from 1994 to 1995 from approximately $45.7 million to $70.7 million. The Company attributes this increase primarily to strong demand from OEM customers for Network products and increased sales to the automotive industry. Increased Network sales are due to a greater focus on certain key OEM accounts and sales growth from improvements in the Company's engineering service and support to major OEM customers.

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

     Cost of Sales
     -------------

     Cost of sales as a percentage of net sales decreased 8% from 79.5% in 1994 to 71.5% in 1995. The decrease in the cost of sales percentage is primarily attributable to increased sales, which resulted in better absorption of indirect labor and overhead and the move to lower cost manufacturing facilities in The Far East offset in part by higher material content associated with the manufacture of packaged modules. The Company regularly reviews its inventory for slow moving, obsolete and overstocked inventory. The Company uses the direct write-off method except for items that have a high scrap value or overstocked positions where the reserve method is generally used. As at December 31, 1995 the inventory reserve for those items was approximately $141,000.

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

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales decreased 7.2% from 1995 to 1994. The Company attributes the decrease primarily to the increase in sales. Selling, general and administrative expenses increased in dollar amount by 9.6%. The Company attributes the increase in the dollar amount of such expenses primarily to increases in commission and other sales related expenses, due to increased sales, accrued severance amounts principally associated with the closing of the Company's sales office in France (Europe) and increases in administrative salaries and related office expenses. During 1994, the Company incurred a $1,190,000 charge related to severance costs and moving expenses associated with a move to lower cost production facilities.

     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales increased by 1.1% from 1994 to 1993. The Company attributes the increase primarily to (1) severance and related moving and training expenses incurred during the second quarter of 1994 in the amount of $1,190,000 in connection with its Far East subsidiary's decision to move its manufacturing from Hong Kong to lower cost areas in Macau and The People's Republic of China and (2) decreased sales. Selling, general and administrative expenses increased in dollar amount by 1.1% principally as a result of expenses in connection with the manufacturing move described above offset in part by reductions in commissions and related selling expenses.

     Other Income and Expenses; Gain on Sale
     ---------------------------------------

     Other income, consisting of earnings on cash equivalents and marketable securities and net realized gains on the sale of marketable securities increased by approximately $1,457,000 in 1995 from 1994. The increase is primarily due to the Company's realizing approximately $1,483,000 of gains from the partial liquidation of the Company's investment in Pulse's common stock upon Pulse's acquisition by Technitrol, Inc. in September, 1995 offset in part by losses on the sale of other marketable securities.

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

     Provision for Income Taxes
     --------------------------

     The Company has historically followed a policy of reinvesting substantially all of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated funds were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No funds were repatriated during 1995, 1994 or 1993. (See Note 5 of Notes to Consolidated Financial Statements).

     The income tax provision was $1,222,000 in 1995 as compared to a benefit of $203,000 in 1994. The Company attributes this change primarily to the earnings before income tax provision in 1995 versus a loss before income tax provision in 1994. The utilization of United States and Far East net operating loss carryforward and general business credits in the United States in 1995 reduced income taxes by approximately $577,000.

     --------------------------

     The income tax provision decreased from a charge of $222,000 in 1993 to a $203,000 benefit in 1994. The Company attributes this change primarily to the loss before income tax provision during 1994 versus earnings before income tax provision for 1993.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of lower rates in Hong Kong and Macau. In 1995 the tax rate was impacted by the utilization of net operating loss carryforward in the United States, Hong Kong and Macau and the utilization of general business credits in the United States. In 1993 the tax rate was impacted by the utilization of net operating loss carryforward in the United States. During 1994 there was no utilization of net operating loss carryforward.

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

     The Company has lines of credit, all of which were unused at December 31, 1995, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     From October 3, 1994 through November 8, 1994, the Company acquired 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

     On July 20, 1995, Pulse announced that its Board of Directors had accepted a revised offer from Technitrol, Inc. ("Technitrol"), to acquire all of Pulse's outstanding common stock. Effective September 29, 1995, Technitrol acquired the Pulse common stock from the Company at a per share price of $3.12 per share in cash plus .364 shares of Technitrol common stock resulting in the Company receiving $1,662,000 in cash and 193,585 shares of Technitrol common stock. As of the date hereof, the Company owns 112,485 shares of Technitrol common stock.

     During June 1995, the Company's Far East subsidiary acquired 22,500 square feet of additional production facilities for approximately $2,500,000 in cash including improvements.

     -------------------------------

     During 1995, the Company's cash positions increased by $5.5 million, principally reflecting $7.0 million provided by operating activities, the proceeds of approximately $7.1 million from the sale of marketable securities and $310,000 from the exercise of stock options offset in part by $7.4 million in purchases of fixed assets (including the above mentioned production facilities), $1.2 million in purchases of marketable securities and repayment of $300,000 of short-term debt.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States Federal income taxes. No funds were repatriated during 1995 or 1994.

     The Company's shareholders' equity increased by $10.0 million from December 31, 1994 to December 31, 1995, reflecting the Company's 1995 net earnings of $8.1 million, a $1.3 million increase in the net unrealized gain on marketable securities, the exercise of incentive stock options of $310,000 and the utilization for U.S. tax purposes of carryforward and current incentive stock option deductions of $221,000.

     Cash, accounts receivable and marketable securities comprised approximately 39.7% and 35.7% of the Company's total assets at December 31, 1995 and December 31, 1994, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.6 to 1 and 5.1 to 1 at December 31, 1995 and December 31, 1994, respectively.

     Accounting Standards
     --------------------

     For information regarding certain recently promulgated accounting standards, see Note 1 of the Notes to the Company's Consolidated Financial Statements.

     Other Matters
     -------------

     The territories of Hong Kong and Macau will revert to the People's Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 81% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                   Index to Consolidated Financial Statements
                     and Supplementary Financial Data Page
                   ------------------------------------------
                                                                   Page
                                                                   ----
Independent Auditors' Report ...............................        F-1

Financial Statements:

    Consolidated Balance Sheets, December 31, 1995
     and 1994 ..............................................     F-2 - F-3

    Consolidated Statements of Operations, Years
     Ended December 31, 1995, 1994 and 1993 ................        F-4

    Consolidated Statements of Stockholders' Equity,
     Years Ended December 31, 1995, 1994 and 1993 ..........        F-5

    Consolidated Statements of Cash Flows, Years
     Ended December 31, 1995, 1994 and 1993 ................     F-6 - F-8

    Notes to Consolidated Financial Statements .............     F-9 - F-19

Supplementary Financial Data:

    Selected Quarterly Financial Data (Unaudited)
     Years Ended December 31, 1995 and 1994 ................        F-20

    Schedule II: Valuation and Qualifying Accounts .........        S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

     We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

March 6, 1996
Deloitte & Touche LLP
                                      F-1

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             December 31,
                                                    ---------------------------
                                                        1995           1994
                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents ...................     $ 8,343,925     $ 2,842,894
  Marketable securities (Note 2) ..............       5,556,740       7,508,304
  Accounts receivable - less allowance
   for doubtful accounts of $155,000
   and $70,000 ................................      11,705,344       8,079,971
  Inventories (Note 3) ........................      10,799,731       8,766,203
  Prepaid expenses and other current
   assets (Note 9) ............................         239,511         959,764
                                                    -----------     -----------
     Total Current Assets .....................      36,645,251      28,157,136

Property, plant and equipment - net
  (Notes 4 and 10) ............................      26,662,351      22,226,076

Unamortized excess of cost over fair
    value of assets acquired ..................         145,579         166,925

Other assets (Note 10) ........................       1,022,493       1,102,898
                                                    -----------     -----------
     TOTAL ASSETS .............................     $64,475,674     $51,653,035
                                                    ===========     ===========




                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            December 31,
                                                    ---------------------------
                                                        1995            1994
                                                    -----------     -----------
Current Liabilities:

  Note payable (Note 10) ......................     $      --       $   300,000
  Accounts payable ............................       3,374,433       3,171,408
  Accrued expenses ............................       4,049,366       1,987,536
  Income taxes payable (Note 5) ...............         539,924            --
  Deferred income taxes .......................          38,000          28,000
                                                    -----------     -----------
    Total Current Liabilities .................       8,001,723       5,486,944

Deferred income taxes (Note 5) ................         584,000         240,000
                                                    -----------     -----------
    Total Liabilities .........................       8,585,723       5,726,944
                                                    -----------     -----------
Commitments and Contingencies
  (Notes 5, 6, 7, 8 and 10)

Stockholders' Equity (Note 8):
  Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued ...............................             --              --
  Common stock, par value $.10 per share -
    authorized 10,000,000 shares; out-
    standing 5,051,445 and 4,965,195
    shares ....................................         505,145         496,520
  Additional paid-in capital ..................       6,811,900       6,288,987
  Retained earnings ...........................      48,115,306      40,017,231
  Net unrealized gain (loss) on
    marketable securities (Note 2) ............         457,600        (876,647)
                                                    -----------     -----------
       Total Stockholders' Equity .............      55,889,951      45,926,091
                                                    -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY ................................     $64,475,674     $51,653,035
                                                    ===========     ===========




                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years Ended December 31,
                                       ----------------------------------------
                                           1995           1994           1993
                                       -----------    -----------    -----------
Net sales ........................     $70,706,311    $45,746,724    $47,460,108
                                       -----------    -----------    -----------
Costs and Expenses:
    Cost of sales ................      50,590,056     36,349,461     32,711,024
    Selling, general and
     administrative ..............      12,554,649     11,458,246     11,337,782
                                       -----------    -----------    -----------
                                        63,144,705     47,807,707     44,048,806
                                       -----------    -----------    -----------
Income (loss) from
 operations ......................       7,561,606     (2,060,983)     3,411,302
                                       -----------    -----------    -----------
Other income (net) ...............       1,762,522        306,477        594,415
Interest expense .................           4,053          6,553          1,204
                                       -----------    -----------    -----------
Earnings (loss) before
 income taxes ....................       9,320,075     (1,761,059)     4,004,513
Income tax provision
 (benefit) (Note 6) ..............       1,222,000       (203,000)       222,000
                                       -----------    -----------    -----------
Net earnings (loss) ..............     $ 8,098,075    $(1,558,059)   $ 3,782,513
                                       ===========    ===========    ===========
Earnings (loss) per
 common share ....................           $1.62          $(.32)          $.77
                                              ====           ====            ===
Weighted average number
 of common shares
 outstanding .....................       5,010,778      4,947,060      4,921,076
                                       ===========    ===========    ===========




                 See notes to consolidated financial statements.


                                                       BEL FUSE INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common Stock                                           Net Unreal-
                                            -----------------------      Additional                    ized Loss on
                                              Shares          Par         Paid-in        Retained       Marketable
                                            Outstanding      Value        Capital        Earnings       Securities       Total
                                            -----------    --------     ----------     -----------     -----------    -----------
Balance, January 1, 1993 .............       4,912,906     $491,291     $6,138,923     $37,792,777     $     --       $44,422,991
Exercise of stock options ............          21,382        2,138         62,759            --             --            64,897
Net earnings .........................            --           --             --         3,782,513           --         3,782,513
                                             ---------     --------     ----------     -----------     ----------     -----------
Balance, December 31, 1993 ...........       4,934,288      493,429      6,201,682      41,575,290           --        48,270,401
Exercise of stock options ............          30,907        3,091         87,305            --             --            90,396
Net unrealized loss on
  marketable securities ..............            --           --             --              --         (876,647)       (876,647)
Net (loss) ...........................            --           --             --        (1,558,059)          -         (1,558,059)
                                             ---------     --------     ----------     -----------     ----------     -----------
Balance, December 31, 1994 ...........       4,965,195      496,520      6,288,987      40,017,231       (876,647)     45,926,091
Exercise of stock options ............          86,250        8,625        301,913            --             --           310,538
Tax benefits arising from the
 non-qualified dispositions of
 incentive stock options .............            --           --          221,000            --             --           221,000
Net unrealized gain on
 marketable securities ...............            --           --             --              --        1,334,247       1,334,247
Net earnings .........................            --           --             --         8,098,075           --         8,098,075
                                             ---------     --------     ----------     -----------     ----------     -----------
Balance, December 31, 1995 ...........       5,051,445     $505,145     $6,811,900     $48,115,306     $  457,600     $55,889,951
                                             =========     ========     ==========     ===========     ==========     ===========


                                        See notes to consolidated financial statements.


                                                BEL FUSE INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years Ended December 31,
                                                      ---------------------------------------------
                                                          1995            1994             1993
                                                      -----------     -----------      ------------
Cash flows from operating activities:
  Net income (loss) .............................     $ 8,098,075     $(1,558,059)     $  3,782,513
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Depreciation and amortization .............       2,955,181       2,619,083         2,409,123
      Deferred income taxes .....................          50,000        (374,000)          (87,000)
      Tax effect of non-qualifying
        disposition of incentive
        stock options ...........................         221,000            --                --
      Net (gain) loss on sale of
        marketable securities ...................      (1,359,343)        134,743            30,844
      Provision for doubtful
        accounts ................................          85,000          16,175            20,000
      Inventory reserve and write-
        offs ....................................         487,000         658,432           194,272
      Loss on disposal/abandonment
        of property and equipment ...............          74,805         167,094            25,017
      Changes in operating assets
        and liabilities .........................      (3,576,366)     (2,449,875)       (1,259,191)
                                                       ----------      ----------       -----------
          Net Cash Provided by (used
            in) Operating Activities ............       7,035,352        (786,407)        5,115,578
                                                       ----------      ----------       -----------
Cash  flows from investing activities:
  Purchase of property, plant
    and equipment ...............................      (7,444,915)     (6,318,700)       (5,099,913)
  Purchase of marketable
    securities ..................................      (1,329,414)     (4,924,030)      (12,478,210)
  Proceeds from sale of
    marketable securities .......................       7,140,470       5,545,242         3,286,460
  Proceeds from sale of
    equipment ...................................            --           807,764            50,372
  Proceeds from repayment
    by contractors ..............................          89,000          29,000            29,000
                                                       ----------      ----------       -----------
          Net Cash (used in)
            Investing Activities ................      (1,544,859)     (4,860,724)      (14,212,291)
                                                       ----------      ----------       -----------



                                                                                           (Continued)

                                        See notes to consolidated financial statements.


                                          BEL FUSE INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                 Years Ended December 31,
                                                      ---------------------------------------------
                                                          1995            1994             1993
                                                      -----------     -----------      ------------
Cash flows from financing activities:
  Proceeds from exercise of
    stock options ...............................         310,538          90,396            64,897
  Proceeds from borrowings ......................            --           300,000               --
  Repayment of borrowings .......................        (300,000)         (3,139)           (4,264)
                                                       ----------      ----------        ----------
    Net Cash Provided
      by Financing
      Activities ................................          10,538         387,257            60,633
                                                       ----------      ----------        ----------
Net Increase (Decrease)
  in Cash and Cash Equivalents ..................       5,501,031      (5,259,874)       (9,036,080)
Cash and Cash Equivalents
  -- beginning of year ..........................       2,842,894       8,102,768        17,138,848
                                                       ----------      ----------        ----------
Cash and Cash Equivalents
  -- end of year ................................      $8,343,925     $ 2,842,894       $ 8,102,768
                                                       ==========     ===========       ===========



                                                                                              (Continued)

                                        See notes to consolidated financial statements.


                                                BEL FUSE INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                 Years Ended December 31,
                                                      ---------------------------------------------
                                                          1995            1994             1993
                                                      -----------     -----------      ------------
Changes in operating assets
  and liabilities consist of:
    (Increase) decrease in
      accounts receivable .......................      (3,710,373)     (2,033,279)        1,450,207
    (Increase) in inventories ...................      (2,520,528)       (596,690)       (2,019,177)
    (Increase) decrease in
      prepaid expenses and
      other current assets ......................         631,253        (836,351)           51,909
    (Increase) decrease in other
      assets ....................................          80,405          63,703          (102,709)
    Increase (decrease) in
      accounts payable ..........................         203,025       1,910,315           (14,489)
    Increase (decrease) in
      accrued expenses ..........................       1,199,928        (957,573)         (549,128)
    Increase (decrease) in
      income taxes payable ......................         539,924            --             (75,804)
                                                      -----------     -----------      ------------

                                                      $(3,576,366)    $(2,449,875)     $ (1,259,191)
                                                      ===========     ===========      ============

Supplementary information:
    Cash paid during year for:

     Interest ...................................     $     5,828     $     4,778      $      1,204
                                                      ===========     ===========      ============
     Income taxes ...............................     $   428,834     $   680,783      $    387,809
                                                      ===========     ===========      ============


Supplemental disclosure of non-cash
  investing and financing activities:
    Unrealized (gain) loss on
      marketable securities .....................     $(1,334,247)    $   876,647
                                                      ===========     ===========




                                        See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Bel Fuse Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. Sales are predominantly in North America, Western Europe and the Far East.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS -- Cash equivalents include short-term investments in U.S. treasury bills with an original maturity of three months or less when purchased.

     MARKETABLE SECURITIES -- The Company classifies its investments in debt and equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity. At December 31, 1994, the income tax benefit attributable to the unrealized loss on marketable securities was entirely offset by a valuation allowance.

     Marketable securities are held by the parent company, a domestic subsidiary and its Hong Kong subsidiary. The fair values are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     CONCENTRATION OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, temporary cash investments and investments. The Company grants credit primarily to original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependant on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and maintains allowances for anticipated losses.

     The Company places its temporary cash investments and investments with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

                         BEL FUSE INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVENTORIES -- Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

     DEPRECIATION -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings over their estimated useful lives.

     INCOME TAXES -- Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and taxes on unrealized gains on marketable securities.

     LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition and results of operations from the adoption of this statement to be material.

     RECENTLY ISSUED ACCOUNTING STANDARD -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations.

     EARNINGS (LOSS) PER COMMON SHARE -- Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year. The dilutive effect of outstanding options were not material in 1995 and 1993 and were not considered in 1994 as their effect was antidilutive.

                         BEL FUSE INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of their short maturities. The fair value of marketable securities are based on quoted market prices, or based on bid prices for the principal only strips.

     RECLASSIFICATIONS -- Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2. MARKETABLE SECURITIES



                                                 Estimated        Gross           Gross
                                  Amortized         Fair        Unrealized      Unrealized
                                    Cost           Value          Gains           Losses
                                 ----------      ----------     ----------     -----------
December 31, 1995:
  Municipalities .............   $1,329,414      $1,325,576     $     --       $    (3,838)
  U.S. Government
   agencies -- colla-
   teralized mortgage
   obligations (1) ...........      987,716         779,180           --          (208,536)
  Equities:
   Common stock (3) ..........    1,678,638       3,185,434      1,636,300        (129,504)
   Preferred stock ...........      319,212         266,550           --           (52,662)
                                 ----------      ----------     ----------     -----------
                                 $4,314,980      $5,556,740     $1,636,300     $  (394,540)
                                 ==========      ==========     ==========     ===========

December 31, 1994:
  Municipalities .............   $1,214,699      $1,197,913     $     --       $   (16,786)
  U.S. Government
   agencies -- colla-
   teralized mortgage
   obligations (1) ...........    1,575,511         924,942           --          (650,569)
  Equities:
   Common stock (2) ..........    3,857,513       3,746,674        138,939        (249,778)
   Preferred stock ...........      830,690         762,800           --           (67,890)
  Mutual funds ...............      545,963         528,350           --           (17,613)
  Foreign corporation
   bonds .....................      360,575         347,625           --           (12,950)
                                 ----------      ----------     ----------     -----------
                                 $8,384,951      $7,508,304     $  138,939     $(1,015,586)
                                 ==========      ==========     ==========     ===========

--------------


(1) Includes principal only strips valued at amortized cost of $987,716 and an estimated fair value of $779,180 and $415,649 at December 31, 1995 and 1994, respectively.

(2) Includes 531,400 Class A Voting Common Shares of Pulse Engineering, Inc. ("Pulse"), representing approximately 9.7% of Pulse's outstanding shares, at a cost of $2,464,839.

                         BEL FUSE INC. AND SUBSIDIARIES

2. MARKETABLE SECURITIES (Continued)

     (3) Includes 112,485 shares of Technitrol, Inc. common stock at a cost of $945,120.

     Gross realized gains were $1,529,489 in 1995 ($34,964 in 1994 and $38,128 in 1993). Gross realized losses were $151,472 in 1995 ($169,707 in 1994 and $68,972 in 1993).

     All debt securities mature after December 31, 1998.

3. INVENTORIES

                                                      December 31,
                                             -----------------------------
                                                1995               1994
                                             -----------        ----------
Raw materials ...........................    $ 7,059,330        $6,552,826
Work in process .........................        191,518            35,897
Finished goods ..........................      3,548,883         2,177,480
                                             -----------        ----------
                                             $10,799,731        $8,766,203
                                             ===========        ==========

4. PROPERTY, PLANT AND EQUIPMENT

                                                      December 31,
                                             ----------------------------
                                                1995               1994
                                             -----------       -----------

Land ....................................    $   835,218       $   686,988
Buildings and improvements ..............     13,481,550        10,121,169
Machinery and equipment .................     30,379,639        27,004,661
Idle property held for sale .............        935,000           935,000
                                             -----------       -----------
                                              45,631,407        38,747,818
Less accumulated depreciation ...........     18,969,056        16,521,742
                                             -----------       -----------
                                             $26,662,351       $22,226,076
                                             ===========       ===========

     Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $2,933,835, $2,597,735, and $2,367,777, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES

5. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                            Years Ended December 31,
                                  -------------------------------------------
                                     1995            1994              1993
                                  ----------      ----------        ----------
Current:

  Federal(a) ..................   $  654,000       $   --            $ 22,000
  Foreign(b) ..................      464,000         162,000          286,000
  State .......................       54,000           9,000            1,000
                                  ----------       ---------         --------
                                   1,172,000         171,000          309,000
                                  ----------       ---------         --------
Deferred:
  Federal .....................     (195,000)           --               --
  Foreign .....................      245,000        (374,000)         (87,000)
                                  ----------       ---------         --------
                                      50,000        (374,000)         (87,000)
                                  ----------       ---------         --------

                                  $1,222,000       $(203,000)        $222,000
                                  ==========       =========         ========

-----------------

(a) Reduced by $177,000 and $645,000 in 1995 and 1993 for utilization of a net operating loss carryforward and $175,000 of tax credits carry-forward in 1995.

(b) Reduced by $224,000 in 1995 for utilization of a net operating loss carryforward.

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:


                                                Years Ended December 31,
                                         -------------------------------------
                                            1995         1994          1993
                                         -----------   ---------    ----------
Tax provision (benefit) computed
 at the Federal statutory rate ........  $ 3,169,000   $(599,000)   $1,361,000
Increase (decrease) in taxes
 resulting from:
Effect of unused U.S. tax
 losses ...............................       --         163,000           --
Utilization of Federal and
 foreign net operating loss
 carryforward and various
 Federal tax credits ..................     (577,000)       --        (645,000)
Alternative minimum tax - U.S. ........       --            --          22,000
Lower tax rates applicable
 to foreign operations ................   (1,356,000)       --        (516,000)
Effect of unused foreign tax
 losses ...............................       --         107,000           --
Other, net ............................      (14,000)    126,000           --
                                         -----------   ---------    ----------
                                         $ 1,222,000   $(203,000)   $  222,000
                                         ===========   =========    ==========

                         BEL FUSE INC. AND SUBSIDIARIES

5. INCOME TAXES (Continued)

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                              December 31,
                            ----------------------------------------------------
                                    1995                         1994
                            -----------------------     ------------------------
                            Temporary                   Temporary
                            Difference    Tax Effect    Difference   Tax Effect
                            ----------    ---------     -----------   ---------
Depreciation .............  $3,780,000    $ 585,000     $ 3,947,000   $ 576,000
Net operating loss carry-
 forward .................    (904,000)    (252,000)     (3,074,000)   (682,000)
Net unrealized gain
 (loss) on marketable
 securities ..............     895,000      304,000        (356,000)   (121,000)
Other temporary
 differences .............    (786,000)    (267,000)        (70,000)    (20,000)
Tax credit carry forward..        --           --          (175,000)   (175,000)
Valuation allowances(1) ..     904,000      252,000       1,786,000     690,000
                            ----------    ---------     -----------   ---------
                            $3,889,000    $ 622,000     $ 2,058,000   $ 268,000
                            ==========    =========     ===========   =========

---------------

(1) Valuation allowances relate to net operating losses in foreign countries as the realization of this deferred tax benefit is not more than likely. Additionally in 1994, the valuation allowance was recorded to reduce the net deferred tax benefit relating to net unrealized losses on marketable securities.

     It is management's intention to permanently reinvest a substantial portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No funds were repatriated during 1995. Unrepatriated earnings, upon which income taxes have not been accrued, amounted to approximately $46,085,000 at December 31, 1995. The related amount of income taxes would approximate $10,838,000.

                         BEL FUSE INC. AND SUBSIDIARIES

6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES


                                                                      Adjustments
                                     United          Foreign              and
                                     States         Countries(1)       Eliminations      Consolidated
                                  -----------       -----------        ------------      ------------
1995
----
Sales to unaffiliated
 customers ....................   $44,702,623       $26,003,688        $     --          $70,706,311
Transfers between geographic
 areas ........................     6,580,116        35,775,197         (42,355,313)            --
                                  -----------       -----------        ------------      -----------
         Total Revenues .......   $51,282,739       $61,778,885        $(42,355,313)     $70,706,311
                                  ===========       ===========        ============      ===========
Operating income ..............   $ 1,155,081       $ 6,406,525        $      --         $ 7,561,606
                                  ===========       ===========        ============      ===========
Identifiable assets as at
 December 31, 1995 ............   $12,472,024       $52,011,394        $     (7,744)     $64,475,674
                                  ===========       ===========        ============      ===========

1994
----
Sales to unaffiliated
 customers ....................   $25,917,319       $19,829,405        $      --         $45,746,724
Transfers between geographic
 areas ........................     1,674,378        17,256,984         (18,931,362)            --
                                  -----------       -----------        ------------      -----------
         Total Revenues .......   $27,591,697       $37,086,389        $(18,931,362)     $45,746,724
                                  ===========       ===========        ============      ===========
Operating (loss) ..............   $  (621,758)      $(1,439,225)       $      --         $(2,060,983)
                                  ===========       ===========        ============      ===========
Identifiable assets as at
 December 31, 1994 ............   $15,124,357       $36,536,422        $     (7,744)     $51,653,035
                                  ===========       ===========        ============      ===========
1993
----
Sales to unaffiliated
 customers ....................   $25,381,690       $22,078,418        $      --         $47,460,108
Transfers between geographic
 areas ........................     3,364,331        16,891,277         (20,255,608)           --
                                  -----------       -----------        ------------      -----------
         Total Revenues .......   $28,746,021       $38,969,695        $(20,255,608)     $47,460,108
                                  ===========       ===========        ============      ===========

Operating income ..............   $ 1,685,644       $ 1,725,658        $      --         $ 3,411,302
                                  ===========       ===========        ============      ===========
Identifiable assets as at
 December 31,  1993 ...........   $12,811,141       $40,318,347        $     (7,744)     $53,121,744
                                  ===========       ===========        ============      ===========

--------------

(1)  Consist principally of operations in The Far East.

                         BEL FUSE INC. AND SUBSIDIARIES

6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES
   (Continued)

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

     The territories of Hong Kong and Macau will revert to the People's Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 81% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     The Company realized exchange (gains) losses of approximately $(32,886), $(2,000), and $32,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Unrealized exchange gains (losses) on foreign currency amounted to approximately $7,835, $72,000, and $(101,000) for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company's research and development facilities are located in Indiana, California and Hong Kong. Research and development costs amounted to $3,384,000 in 1995.

     The Company had sales in excess of ten percent to two customers who manufacture electronic equipment. The amounts and percentages were approximately 9,163,000 (13%) and $8,606,000 (12%) in 1995; $4,602,000 (10%) in 1994 and
$6,720,000 (14%) and $5,338,000 (11%) in 1993.

7. RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan, a contributory stock ownership and savings 401(K) plan which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock. The expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $137,000, $125,000 and $107,000, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES

7. RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $311,000, $345,000 and $459,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan.

8. STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 700,000 shares.

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

     The following summarizes the stock option transactions for the years ended December 31, 1995, 1994 and 1993:


                                                                Number of                Per Share
                                                                 Shares                 Option Price
                                                                ---------               --------------

Outstanding at January 1, 1993 .............................     205,164                $2.34 - $9.125
 Cancelled .................................................     (18,000)               $2.34 - $9.125
 Granted ...................................................      38,000                    $9.75
 Exercised .................................................     (21,382)               $2.34 - $9.75

Outstanding at December 31, 1993 ...........................     203,782                $2.34 - $9.75
 Cancelled .................................................    (116,625)               $3.00 - $9.75
 Granted ...................................................     186,500                $6.50 - $7.70
 Exercised .................................................     (30,907)               $2.34 - $3.75

Outstanding at December 31, 1994 ...........................     242,750                $2.34 - $7.70
 Cancelled .................................................     (14,500)               $6.50 - $7.00
 Granted ...................................................        -                         -
 Exercised .................................................     (86,250)               $2.34 - $7.00

Outstanding at December 31, 1995 ...........................     142,000                $3.75 - $7.70

Available for future grant
 December 31, 1995 .........................................     218,375

Exercisable at December 31, 1995 ...........................      26,125


                         BEL FUSE INC. AND SUBSIDIARIES

9. RELATED PARTY TRANSACTIONS

     At December 31, 1994 prepaid expenses and other current assets include advances against compensation of $49,577, to the Company's Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases various facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are as follows:

                        Years
                        Ending
                      December 31,
                      ------------
                        1996 .............  $  584,000
                        1997 .............     203,000
                        1998 .............     115,000
                        1999 .............     111,000
                        2000 ..............       --
                        Thereafter ........       --
                                            ----------
                                            $1,013,000
                                            ==========

     Rental expense was approximately $474,000, $318,000 and $267,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Credit Facilities
     -----------------

     The Company has two domestic unsecured line of credit amounting to $5,000,000 which was unused at December 31, 1995. The lines of credit are renewable annually.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in August, 1996 and was unused at December 31, 1995. Borrowing on the line of credit is guaranteed by the U.S. parent.

     Production Arrangements
     -----------------------

     The Company's Hong Kong subsidiary has an agreement with a contractor in the People's Republic of China for the assembly of electronic components. The Company advanced the contractor monies for the construction of a 50,000 square foot facility of which $256,000 is outstanding at December 31, 1995. The Company is obligated to the contractor in the amount of approximately $259,000 a year through 2003 for minimum labor charges which will be offset in part by the $256,000 owed to the Company by the contractor.

     Litigation
     ----------

     In March 1996, legal proceedings were commenced relating to a claim by a former investment banker of the Company which is seeking certain fees in connection with the Company's acquisition of common stock of Pulse Engineering, Inc. ("Pulse") and the subsequent acquisition of Pulse by Technitrol, Inc. The Company denies the substance of the investment banker's claim and intends to vigorously litigate this matter. Although outcomes of legal proceedings cannot be assured, the Company does not believe that such proceedings will materially adversely affect the Company's consolidated financial condition or results of operations.

                         BEL FUSE INC. AND SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)



                                                                                                       Total Year
                                                                                                         Ended
                                March 31,      June 30,        September 30,       December 31,       December 31,
                                  1995           1995              1995                1995               1995
                              -----------    -----------       ------------        -----------        -----------


Net sales .................   $15,849,971    $18,110,282       $17,567,632         $19,178,426        $70,706,311

Gross profit ..............   $ 4,212,339    $ 4,720,512       $ 4,977,803         $ 6,205,601        $20,116,255

Net earnings ..............   $ 1,473,572    $ 1,496,735       $ 1,979,700         $ 3,148,068        $ 8,098,075

Earnings per share(1) .....          $.30           $.30              $.39                $.62              $1.62


-------------

(1) Earnings per share is computed on a quarterly basis. The quarterly amounts of earnings per share may not agree to the total for the year.



                                                                                                       Total Year
                                                                                                         Ended
                                March 31,      June 30,        September 30,       December 31,       December 31,
                                  1994           1994              1994                1994               1994
                              -----------     -----------       -----------         -----------       -----------

Net sales .................   $ 9,423,962     $10,110,328       $12,191,187         $14,021,247       $45,746,724

Gross profit ..............   $ 1,668,823     $ 1,787,821       $ 2,578,092         $ 3,362,527       $ 9,397,263

Net earnings (loss) .......   $  (665,492)    $(2,206,886)      $   354,731         $   959,588       $(1,558,059)

Earnings (loss) per share .         $(.13)          $(.45)             $.07                $.19             $(.32)


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    PART III

Item 10. Directors of the Registrant
         ---------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Shareholders.

Item 11. Executive Compensation
         ----------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ----------------------------------------------------------------


                                                                                    Page
                                                                                    -----

(a)

   1.   Financial statements filed as a part of this report:

        Independent Auditors' Report ..........................................      F-1

        Consolidated Balance Sheets as of December 31, 1995 and 1994 ..........    F-2 - F-3

        Consolidated Statements of Operations for Each of the Three
          Years in the Period Ended December 31, 1995 .........................      F-4

        Consolidated Statements of Stockholders' Equity for
          Each of the Three Years in the Period  Ended
          December 31, 1995 ...................................................      F-5

        Consolidated Statements of Cash Flows for Each of the
          Three Years in the Period Ended December 31, 1995 ...................    F-6 - F-8

        Notes to Consolidated Financial Statements ............................    F-9 - F-19

        Selected Quarterly Financial Data - Years Ended
          December 31, 1995 and 1994 (Unaudited) ..............................      F-20

   2.   Financial statement schedules filed as part of this report:

        Schedule II:  Valuation and Qualifying Accounts .......................      S-1

        All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)

   3.   Exhibits filed as part of this report.


Item 14. Exhibits, Financial Statement Schedules and Reports on
         ------------------------------------------------------
         Form 8-K (continued)
         --------

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

   10.1       Agency agreement dated October 1, 1988 between Bel Fuse Ltd.
              and Rush Profit Ltd. -- Incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10K for the year ended December 31, 1994.

   10.2 Contract dated March 16, 1990 between Accessorios Elec-tronicos (Bel Fuse Macau Ltd.) and the Government of Macau. -- Incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10K for the year ended December 31, 1994.

   10.3 Loan agreement dated February 14, 1990 between Bel Fuse, Ltd. (as lender) and Luen Fat Lee Electronic Factory (as borrower).

   10.4 Lease dated April 15, 1990 between the Company's French subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

   10.5 Lease dated March 20, 1992 between the Company's Central Coil Company, Inc. subsidiary (as lessee) and lessor. -- In-corporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on
         ------------------------------------------------------
         Form 8-K (continued)
         --------

Exhibit No.:
------------
   11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

   22.1       Subsidiaries of the Registrant.

   23.1       Consent of Independent Auditors.

   27.1       Financial Data Schedule.

     (c) The Company did not file any reports or Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              BEL FUSE, INC.


                                              BY: /s/ DANIEL BERNSTEIN
                                                  ------------------------------
                                                  Daniel Bernstein, President

Dated:  March 29, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                              Date
      ---------                   -----                              ----

/s/ ELLIOT BERNSTEIN          Chairman of the Board
-------------------------     and Director (Principal           March 29, 1996
Elliot Bernstein              Executive Officer)

/s/ DANIEL BERNSTEIN          President, (Principal
-------------------------     Financial and Account-            March 29, 1996
Daniel Bernstein              ing Officer) and
                              Director

/s/ HOWARD B. BERNSTEIN       Director                          March 29, 1996
-------------------------
Howard B. Bernstein

/s/ ROBERT H. SIMANDL         Director                          March 29, 1996
-------------------------
Robert H. Simandl

/s/ PETER GILBERT             Director                          March 29, 1996
-------------------------
Peter Gilbert



                                                BEL FUSE INC. AND SUBSIDIARIES

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Column A                      Column B           Column C           Column D          Column E           Column F
                --------                      --------           --------           --------          --------           --------
                                                                           Additions
                                                                 ---------------------------
                                                                    (1)               (2)
                                                                  Charged           Charged
                                              Balance at         to profit          to other                             Balance
                                              Beginning          and loss           accounts         Deductions          at close
              Description                     of period          or income         (describe)        (describe)          of period
              -----------                     ---------          ---------         ----------        ----------          ---------
Year ended December 31, 1995
  Allowance for doubtful
   accounts ..............................     $  70,000          $  85,000         $   --           $     --            $ 155,000
                                               =========          =========         =======          =========           =========
  Allowance for excess and obsolete
   inventory .............................     $    --            $ 141,000         $   --           $     --            $ 141,000
                                               =========          =========         =======          =========           =========

Year ended December 31, 1994
  Allowance for doubtful
   accounts ..............................     $  70,000          $  16,175         $   --           $  16,175(a)        $  70,000
                                               =========          =========         =======          =========           =========


Year ended December 31, 1993
  Allowance for doubtful
     accounts ............................     $  50,000          $  20,000         $   --           $     --            $  70,000
                                               =========          =========         =======          =========           =========
----------

(a) Write offs.