Form 10-K/A
period 1995-12-31
BEL FUSE INC /NJ
filed 1996-04-15
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KA/1

                 (Amends and restates Item 1 solely to correct
                     one figure under the caption "Backlog")

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

Product Groups
- --------------

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

     Backlog
     -------

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of February 29, 1996 was approximately $28.0 million, as compared with a backlog of $19.9 million as of February 28, 1995. Management expects that the Company's backlog as of February 29, 1995 will be shipped by December 31, 1996 except for approximately $7.0 million.

Trademarks and Patents
- ----------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10KA/1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              BEL FUSE, INC.


                                              BY: /s/ DANIEL BERNSTEIN
                                                  ------------------------------
                                                  Daniel Bernstein, President

Dated:  April 15, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                              Date
      ---------                   -----                              ----

/s/ ELLIOT BERNSTEIN          Chairman of the Board
- -------------------------     and Director (Principal           April 15, 1996
Elliot Bernstein              Executive Officer)

/s/ DANIEL BERNSTEIN          President, (Principal
- -------------------------     Financial and Account-            April 15, 1996
Daniel Bernstein              ing Officer) and
                              Director

/s/ HOWARD B. BERNSTEIN       Director                          April 15, 1996
- -------------------------
Howard B. Bernstein

/s/ ROBERT H. SIMANDL         Director                          April 15, 1996
- -------------------------
Robert H. Simandl

/s/ PETER GILBERT             Director                          April 15, 1996
- -------------------------
Peter Gilbert