Form 10-Q
period 1996-03-31
BEL FUSE INC /NJ
filed 1996-05-13
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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

    ----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

     At May 1, 1996, there were 5,054,445 shares of Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                    Page Number
                                                                    -----------
Part I.       Financial Information

  Item 1.     Financial Statements .................................       1

              Consolidated Balance Sheets as of
              March 31, 1996 (unaudited) and
              December 31, 1995 ....................................   2 - 3

              Consolidated Statements of Opera-
              tions for the Three Months Ended
              March 31, 1996 and 1995
              (unaudited) ..........................................       4

              Consolidated Statements of
              Cash Flows for the Three Months
              Ended March 31, 1996 and 1995
              (unaudited) ..........................................   5 - 6

              Notes to Consolidated Financial
              Statements (unaudited) ...............................   7 - 8

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations ........................................  9 - 11

Part II.      Other Information

  Item 1.     Legal Proceedings ....................................      12

  Item 6.     Exhibits and Reports on Form 8-K .....................      12

Signatures .........................................................      13

PART I. Financial Information

     Item 1. Financial Statements
             --------------------

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     March 31,      December 31,
                                                       1996             1995
                                                    -----------     ------------
                                                    (unaudited)

Current Assets:
    Cash and cash equivalents ..................     $12,052,634     $ 8,343,925
    Marketable securities ......................       5,701,320       5,556,740
    Accounts receivable, less allowance
     for doubtful accounts of $155,000 .........      10,515,351      11,705,344
    Inventories ................................      10,406,607      10,799,731
    Prepaid expenses and other current
     assets ....................................         524,833         239,511
                                                     -----------     -----------
         Total Current Assets ..................      39,200,745      36,645,251

Property, plant and equipment - net ............      26,369,821      26,662,351

Unamortized excess of cost over fair
 value of assets acquired ......................         139,747         145,579

Other assets ...................................         960,677       1,022,493
                                                     -----------     -----------

         TOTAL ASSETS ..........................     $66,670,990     $64,475,674
                                                     ===========     ===========



                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         1996           1995
                                                      ----------    ------------
                                                      (unaudited)

Current Liabilities:
    Accounts payable .............................    $ 2,717,133    $ 3,374,433
    Accrued expenses .............................      4,086,405      4,049,366
    Income taxes payable .........................        598,895        539,924
    Deferred income taxes ........................        366,000         38,000
                                                      -----------    -----------
         Total Current Liabilities ...............      7,768,433      8,001,723

Deferred income taxes ............................        532,000        584,000
                                                      -----------    -----------
         Total Liabilities .......................      8,300,433      8,585,723
                                                      -----------    -----------
Stockholders' Equity:
    Preferred stock, no par value -
     authorized 1,000,000 shares;
     none issued .................................           --             --
    Common stock, par value $.10 per
     share - authorized 10,000,000
     shares; outstanding 5,055,445 and
     5,051,445 shares ............................        505,545        505,145

    Additional paid-in capital ...................      6,836,000      6,811,900

    Retained earnings ............................     50,348,215     48,115,306

    Net unrealized gain on marketable
     securities ..................................        680,797        457,600
                                                      -----------    -----------
         Total Stockholders' Equity ..............     58,370,557     55,889,951
                                                      -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY .................................    $66,670,990    $64,475,674
                                                      ===========    ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1996            1995
                                                    ----------      -----------

Sales ..........................................    $17,262,328     $15,849,971
                                                    -----------     -----------

Costs and Expenses:
    Cost of sales ..............................     12,040,350      11,637,932
    Selling, general and administrative
     expenses ..................................      2,794,291       2,680,975
                                                    -----------     -----------
                                                     14,834,641      14,318,907
                                                    -----------     -----------
Income from operations .........................      2,427,687       1,531,064

Other income - net .............................        166,222          51,395
Interest (expense) .............................           --            (2,887)
                                                    -----------     -----------
Earnings before income taxes ...................      2,593,909       1,579,572

Income tax provision ...........................        361,000         106,000
                                                    -----------     -----------
Net earnings ...................................    $ 2,232,909     $ 1,473,572
                                                    ===========     ===========
Earnings per common share ......................    $       .44     $       .30
                                                    ===========     ===========
Weighted average number of common
    shares outstanding .........................      5,051,857       4,969,594
                                                    ===========     ===========



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1996            1995
                                                   -----------      -----------
Cash flows from operating activities:
     Net income ..............................     $ 2,232,909      $ 1,473,572
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization ...........         763,745          640,495
     Deferred income taxes ...................         104,000           98,000
     Net loss on sale of marketable
      securities .............................             888           66,702
     Changes in operating assets and
      liabilities ............................         633,300       (2,162,820)
                                                   -----------      -----------
         Net Cash Provided by Operating
          Activities .........................       3,734,842          115,949
                                                   -----------      -----------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment ..................................        (465,383)      (1,143,452)
 Proceeds from sale of marketable
    securities ...............................         400,000          620,938
 Proceeds from repayment by contractor .......          14,750            7,250
                                                   -----------      -----------
         Net Cash (used in) Investing
          Activities .........................         (50,633)        (515,264)
                                                   -----------      -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options .....          24,500           33,938
 Repayment of borrowings .....................            --           (300,000)
                                                   -----------      -----------
         Net Cash Provided by (used in)
          Financing Activities ...............          24,500         (266,062)
                                                   -----------      -----------
Net Increase (Decrease) in Cash ..............       3,708,709         (665,377)

Cash and Cash Equivalents -
 beginning of period .........................       8,343,925        2,842,894
                                                   -----------      -----------
Cash and Cash Equivalents -
 end of period ...............................     $12,052,634      $ 2,177,517
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
Changes in operating assets and
 liabilities consist of:
    Decrease (increase) in accounts
     receivable ..................................    $1,189,993    $(1,942,259)
    Decrease (increase) in inventories ...........       393,124       (801,546)
    Decrease (increase) in prepaid
     expenses and other current assets ...........      (301,983)       482,244
    Decrease in other assets .....................        61,819         35,324
    Decrease in accounts payable .................      (657,300)      (457,517)
    Increase (decrease) in accrued
     expenses ....................................      (110,824)       520,934
    Increase in income taxes payable .............        58,471           --
                                                      ----------    -----------
                                                      $  633,300    $(2,162,820)
                                                      ==========    ===========

Supplementary information:
Cash paid during the period for:

    Interest .....................................    $     --      $     2,887
                                                      ==========    ===========
    Income taxes .................................    $  184,000    $    11,000
                                                      ==========    ===========
Supplemental disclosures of non-cash activities:

   Unrealized gains on marketable
      securities .................................    $  223,197    $   740,665
                                                      ==========    ===========




                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of March 31, 1996, and the consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1995 financial statements have been reclassified to conform to March 31, 1996 classifications. The information for December 31, 1995 was derived from audited financial statements.

2. Earnings Per Share--Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at March 31, 1996 and 1995 was not material.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded diclosures of stock-based compensation arrangements with employees in notes to annual financial statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

4. Inventories consist of the following:

                                 March 31, 1996          December 31, 1995
                                 --------------          -----------------
Raw materials .................    $ 7,328,712               $ 7,059,330
Work-in-process ...............         67,243                   191,518
Finished goods ................      3,010,652                 3,548,883
                                   -----------               -----------
                                   $10,406,607               $10,799,731
                                   ===========               ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Property, plant and equipment consists of the following:

                                          March 31, 1996       December 31, 1995
                                          --------------       -----------------

Land ................................      $   835,218           $   835,218
Buildings and improvements ..........       13,571,011            13,481,550
Machinery and equipment .............       30,755,561            30,379,639
Idle property held for sale .........          935,000               935,000
                                           -----------           -----------
                                            46,096,790            45,631,407
Less accumulated
 depreciation and
 amortization .......................       19,726,969            18,969,056
                                           -----------           -----------
Net property, plant and
 equipment ..........................      $26,369,821           $26,662,351
                                           ===========           ===========

6. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the three months ended March 31, 1995, the Company recognized $286,000, as a reduction of United States and Far East tax expense.

7. SUBSEQUENT EVENT

     During April, 1996 the Company sold 112,485 shares of Technitrol, Inc. ("Technitrol") common stock for net proceeds of approximately $3.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------

a. Results of Operations
   ---------------------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations and the percentage increase for such items.

                                                   Percentage of Net Sales
                                                 --------------------------
                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                   1996              1995
                                                ----------        ---------

Net sales .....................................    100.0%           100.0%
Cost of sales .................................     69.8             73.4
Selling, general and
 administrative expenses ......................     16.2             16.9
Other income, net of
 interest expense .............................      1.0               .3
Earnings before income
 tax provision ................................     15.0             10.0
Income tax provision ..........................       *                *
Net earnings ..................................     12.9              9.3

     The following table sets forth, for the periods indicated, the percentage increase of items included in the Company's consolidated statements of operations.

                                                      Increase from
                                                      Prior Period
                                                   -------------------
                                                    Three Months Ended
                                                     March 31, 1996
                                                    compared with 1995
                                                   -------------------
Net sales ........................................         8.9%
Cost of sales ....................................         3.5
Selling, general and
 administrative expenses .........................         4.2
Other income--net ...............................           *
Earnings before income tax
 provision .......................................        64.2
Income tax provision .............................          *
Net earnings .....................................        51.5

* Percentage not meaningful

     Sales
     -----

     Net sales increased 8.9% from $15,849,971 during the first three months of 1995 to $17,262,328 during the first three months of 1996. The Company attributes this increase primarily to strong demand from OEM customers for network products and increased sales to the automotive industry. Increased network sales are due primarily to a greater focus on certain key OEM accounts and sales growth from improvements in the Company's engineering service and support to major OEM customers.

     Cost of Sales
    --------------

     Cost of sales as a percentage of net sales decreased 3.6% from 73.4% during the first three months of 1995 to 69.8% during the first three months of 1996. The decrease in the cost of sales percentage is primarily attributable to (i) increased sales, which resulted in better absorption of indirect labor and overhead and (ii) lower material content associated with the current sales mix.

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.9% for the first three months of 1995 to 16.2% for the first three months of 1996. The Company attributes the decrease primarily to the increase in sales, as the Company was able to leverage the increase in the dollar amount of such expenses over an increased revenue base. Selling, general and administrative expenses increased in dollar amount by 4.2%. The Company attributes the increase in the dollar amount of such expenses primarily to increases in commissions and other sales related expenses due to higher sales.

     Other Income and Expenses
     -------------------------

     Other income, consisting of earnings on cash equivalents and marketable securities and net realized losses on the sale of marketable securities, increased by approximately $118,000 from the first three months of 1995 to the first three months of 1996. This increase is primarily due to higher earnings on invested funds due to higher average balances and lower net realized losses in the first three months of 1996 compared to the first three months of 1995.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the first three months of 1996 was $361,000 as compared to $106,000 for the first three months of 1995. The Company attributes this change primarily to the higher earnings before income tax for the first three months of 1996 versus 1995.

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

         The Company has lines of credit, all of which were unused at March 31, 1996, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

         During April, 1996 the Company sold 112,485 shares of Technitrol, Inc. ("Technitrol") common stock for net proceeds of approximately $3.6 million.

         During the first three months of 1996, the Company's cash increased by $3.7 million, principally reflecting $3.7 million provided by operating activities and $400,000 from the sale of marketable securities offset in part by $465,000 in purchases of property, plant and equipment.

         The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first three months of 1996 or 1995.

         The Company's shareholders' equity increased by $2.5 million from December 31, 1995 to March 31, 1996, reflecting the Company's first three months profit of $2.2 million, an increase of $223,000 net unrealized gain on marketable securities and the exercise of incentive stock options of $25,000.

         Cash, accounts receivable and marketable securities comprised approximately 42.4% and 39.7% of the Company's total assets at March 31, 1996 and December 31, 1995, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.1 to 1 and 4.6 to 1 at March 31, 1996 and December 31, 1995, respectively.

PART II. Other Information

           Item 1. Legal Proceedings
                   -----------------

                   See Item 3 of the Company's Form 10-K for the year ended December 31, 1995.

           Item 6. Exhibits and Reports on Form 8-K
                   --------------------------------

              (a)  Exhibits:  Exhibit 27.1 Financial Data Schedule.

              (b) There were no Current Reports on Form 8-K filed by
                  the registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BEL FUSE INC.

                                               By: /s/ DANIEL BERNSTEIN
                                                   --------------------
                                                   Daniel Bernstein, President
                                                   (Principal Financial and
                                                   Accounting Officer)

Dated: May 14, 1996