Form 10-Q
period 1996-06-30
BEL FUSE INC /NJ
filed 1996-08-12
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-11676


                                  BEL FUSE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New Jersey                               22-1463699
      -------------------------------                -------------------
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


         _______________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)


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

     At August 1, 1996, there were 5,070,195 shares of Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                  ------------

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.     Financial Information

  Item 1.   Financial Statements ....................................       1

            Consolidated Balance Sheets as of
            June 30, 1996 (unaudited) and
            December 31, 1995 .......................................     2 - 3

            Consolidated Statements of Operations
            for the Six Months and Three Months
            Ended June 30, 1996 and 1995
            (unaudited) .............................................       4

            Consolidated Statements of
            Cash Flows for the Six Months
            Ended June 30, 1996 and 1995
            (unaudited) .............................................     5 - 6

            Notes to Consolidated Financial
            Statements (unaudited) ..................................     7 - 8

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations ...........................................     9 - 12

Part II.    Other Information

  Item 1.   Legal Proceedings .......................................       13

  Item 6.   Exhibits and Reports on Form 8-K ........................       13

Signatures ..........................................................       14

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

     The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      June 30,      December 31,
                                                        1996            1995
                                                    -----------     -----------
                                                    (unaudited)
Current Assets:
    Cash and cash equivalents ..................    $17,741,231     $ 8,343,925
    Marketable securities ......................      1,591,553       5,556,740
    Accounts receivable, less allowance
      for doubtful accounts of $155,000 ........     10,593,570      11,705,344
    Inventories ................................      9,516,877      10,799,731
    Prepaid expenses and other current
      assets ...................................        607,390         239,511
                                                    -----------     -----------
         Total Current Assets ..................     40,050,621      36,645,251

Property, plant and equipment -- net ...........     26,326,591      26,662,351

Other assets ...................................      1,082,574       1,168,072
                                                    -----------     -----------

         TOTAL ASSETS ..........................    $67,459,786     $64,475,674
                                                    ===========     ===========


                                                                     (Continued)


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    -----------
                                                     (unaudited)
Current Liabilities:
    Accounts payable .............................   $ 1,802,483    $ 3,374,433
    Accrued expenses .............................     4,307,253      4,049,366
    Income taxes payable .........................     1,036,955        539,924
    Deferred income taxes ........................          --           38,000
                                                     -----------    -----------

         Total Current Liabilities ...............     7,146,691      8,001,723

Deferred income taxes ............................       297,000        584,000
                                                     -----------    -----------
         Total Liabilities .......................     7,443,691      8,585,723
                                                     -----------    -----------

Stockholders' Equity:
    Preferred stock, no par value --
      authorized 1,000,000 shares;
      none issued ................................          --             --
    Common stock, par value $.10 per
      share -- authorized 10,000,000
      shares; outstanding 5,070,195 and
      5,051,445 shares ...........................       507,020        505,145

    Additional paid-in capital ...................     6,974,587      6,811,900

    Retained earnings ............................    52,534,488     48,115,306

    Net unrealized gain on marketable
      securities .................................          --          457,600
                                                     -----------    -----------

         Total Stockholders' Equity ..............    60,016,095     55,889,951
                                                     -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ................................   $67,459,786    $64,475,674
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                                     BEL FUSE INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                                        Six Months Ended           Three Months Ended
                                                            June 30,                    June 30,
                                                   -------------------------   -------------------------
                                                      1996          1995          1996          1995
                                                   -----------   -----------   -----------   -----------
Sales ..........................................   $33,405,932   $33,960,253   $16,143,604   $18,110,282
                                                   -----------   -----------   -----------   -----------

Costs and Expenses:

  Cost of sales ................................    23,363,494    25,027,402    11,323,144    13,389,470
  Selling, general and administrative expenses..     5,699,664     5,770,437     2,905,373     3,089,462
                                                   -----------   -----------   -----------   -----------
                                                    29,063,158    30,797,839    14,228,517    16,478,932
                                                   -----------   -----------   -----------   -----------

Income from operations .........................     4,342,774     3,162,414     1,915,087     1,631,350

Other income -- net ............................     1,453,628       115,004     1,287,406        63,609
Interest (expense) .............................         1,220         3,111         1,220           224
                                                   -----------   -----------   -----------   -----------

Earnings before income taxes ...................     5,795,182     3,274,307     3,201,273     1,694,735

Income tax provision ...........................     1,376,000       304,000     1,015,000       198,000
                                                   -----------   -----------   -----------   -----------

Net earnings ...................................   $ 4,419,182   $ 2,970,307   $ 2,186,273   $ 1,496,735
                                                   ===========   ===========   ===========   ===========


Earnings per common share ......................          $.87          $.60          $.43          $.30
                                                          ====          ====          ====          ====

Weighted average number of common
  shares outstanding ...........................     5,057,201     4,981,293     5,061,919     4,992,864
                                                     =========     =========     =========     =========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                       1996            1995
                                                   -----------     -----------
Cash flows from operating activities:
     Net income ..............................     $ 4,419,182     $ 2,970,307
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization ...........       1,419,396       1,345,912
     Deferred income taxes ...................        (325,000)         86,000
     Tax effect of non-qualifying
       disposition of stock options ..........          42,000            --
     Bad debt reserve ........................            --            12,000
     Inventory obsolescence reserve ..........         300,000         180,000
     Net (gain) loss on marketable
       securities ............................      (1,152,237)         95,086
     Changes in operating assets and
       liabilities ...........................         944,712      (1,480,784)
                                                   -----------     -----------
         Net Cash Provided by Operating
           Activities ........................       5,648,053       3,208,521
                                                   -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ................................      (1,072,633)     (5,652,667)
  Purchase of marketable securities ..........      (1,023,641)           --
  Proceeds from sale of marketable
    securities ...............................       5,683,465       2,364,826
  Proceeds from repayment by contractor ......          39,500          14,500
                                                   -----------     -----------
         Net Cash Provided by (used in)
           Investing Activities ..............       3,626,691      (3,273,341)
                                                   -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ....         122,562         216,850
  Repayment of borrowings ....................            --          (300,000)
                                                   -----------     -----------
         Net Cash Provided by (used in)
           Financing Activities ..............         122,562         (83,150)
                                                   -----------     -----------

Net Increase (Decrease) in Cash ..............       9,397,306        (147,970)

Cash and Cash Equivalents --
  beginning of period ........................       8,343,925       2,842,894
                                                   -----------     -----------
Cash and Cash Equivalents --
  end of period ..............................     $17,741,231     $ 2,694,924
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
Changes in operating assets and
  liabilities consist of:
    Decrease (increase) in accounts
      receivable .............................     $ 1,111,774      $(3,035,616)
    Decrease (increase) in inventories .......         982,854       (1,192,106)
    (Increase) decrease in prepaid
      expenses and other current assets ......        (409,290)         519,829
    Decrease in other assets .................          74,495           47,879
    (Decrease) increase in accounts
      payable ................................      (1,571,950)       1,085,749
    Increase in accrued expenses .............         257,887          901,637
    Increase in income taxes payable .........         497,031          191,844
                                                   -----------      -----------
                                                   $   944,712      $(1,480,784)
                                                   ===========      ===========

Supplementary information:
Cash paid during the period for:

    Interest .................................     $     1,220      $     3,111
                                                   ===========      ===========
    Income taxes .............................     $   778,775      $    13,000
                                                   ===========      ===========

Supplemental disclosures of non-cash
  activities:

    Unrealized gains (losses) on
      marketable securities ..................     $  (457,600)     $ 1,215,921
                                                   ===========      ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations and cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the June 30, 1995 financial statements have been reclassified to conform to June 30, 1996 classifications. The information for December 31, 1995 was derived from audited financial statements.

2. Earnings Per Share -- Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at June 30, 1996 and 1995 was not material.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

4. Inventories consist of the following:

                                        June 30, 1996     December 31, 1995
                                        -------------     -----------------
    Raw materials ..................      $5,974,799         $ 7,059,330
    Work-in-process ................          53,575             191,518
    Finished goods .................       3,488,503           3,548,883
                                          ----------         -----------
                                          $9,516,877         $10,799,731
                                          ==========         ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Property, plant and equipment consists of the following:

                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------
    Land .................................     $   835,218        $   835,218
    Buildings and improvements ...........      13,570,013         13,481,550
    Machinery and equipment ..............      31,363,620         30,379,639
    Idle property held for sale ..........         935,000            935,000
                                               -----------        -----------
                                                46,703,851         45,631,407
    Less accumulated
      depreciation and
      amortization .......................      20,377,260         18,969,056
                                               -----------        -----------
    Net property, plant and
      equipment ..........................     $26,326,591        $26,662,351
                                               ===========        ===========

6. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the six months ended June 30, 1995, the Company recognized $208,000, as a reduction of United States and Far East tax expense.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------

a. Results of Operations
   ---------------------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                Percentage of Net Sales
                                        ----------------------------------------
                                        Six Months Ended      Three Months Ended
                                            June 30,               June 30,
                                        -----------------     ------------------
                                         1996       1995        1996       1995
                                        ------     ------      ------     ------
Net sales ..........................    100.0%     100.0%      100.0%     100.0%
Cost of sales ......................     69.9       73.7        70.1       73.9
Selling, general and
  administrative expenses ..........     17.1       17.0        18.0       17.1
Other income, net of
  interest expense .................      4.3         .4         7.9         .4
Earnings before income
  tax provision ....................     17.3        9.7        19.8        9.4
Income tax provision ...............      4.1         .9         6.3        1.1
Net earnings .......................     13.2        8.8        13.5        8.3

     The following table sets forth, for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statements of operations.

                                         Increase (Decrease) from Prior Period
                                       -----------------------------------------
                                        Six Months Ended      Three Months Ended
                                         June 30, 1996           June 30, 1996
                                       compared with 1995     compared with 1995
                                       ------------------     ------------------

Net sales ...........................         (1.6)%               (10.9)%
Cost of sales .......................         (6.6)                (15.4)
Selling, general and
  administrative expenses ...........         (1.2)                 (6.0)
Other income -- net .................           *                     *
Earnings before income tax
  provision .........................         77.0                  88.9
Income tax provision ................        352.6                 412.6
Net earnings ........................         48.8                  46.1

- ----------
* Percentage not meaningful

Six Months 1996 vs. Six Months 1995
- -----------------------------------

     Sales
     -----

     Net sales decreased 1.6% to $33,405,932 during the first six months of 1996 from $33,960,253 during the first six months of 1995. The Company attributes this decrease primarily to a general softening in sales and the elimination of certain low margin products.

     Cost of Sales
     -------------

     Cost of sales as a percentage of net sales decreased 3.8% to 69.9% during the first six months of 1996 from 73.7% during the first six months of 1995. The decrease in the cost of sales percentage is primarily attributable to lower raw material content associated with the current sales mix and elimination of certain low margin products.

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant for the first six months of 1996 compared to the first six months of 1995. Selling, general and administrative expenses decreased in dollar amount by 1.2%. The decrease in the dollar amount of such expenses is the result of the Company's cost containment measures.

     Other Income and Expenses
     -------------------------

     Other income, consisting of net realized gains on the sale of marketable securities and interest and dividends earned on marketable securities and on cash equivalents increased by $1,338,624 from the first six months of 1995 compared to the first six months of 1996. This increase is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock and to higher earnings on invested funds due to higher average balances in the first six months of 1996 compared to the first six months of 1995 offset in part by the loss on other marketable securities.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the first six months of 1996 was $1,376,000 as compared to $304,000 for the first six months of 1995. This increase is due primarily to the higher pretax earnings including the gain on the sale of the Technitrol, Inc. common stock for the first six months of 1996 versus 1995. The 1995 provision for income taxes was reduced by the use of a net operating loss carryforward which was no longer available in 1996.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau and the utilization of tax benefits arising from the operating loss carryforward in the United States and the Far East.

Three Months 1996 vs. Three Months 1995
- ---------------------------------------

     Sales
     -----

     Sales decreased 10.9% to $16,143,604 during the second quarter of 1996 from $18,110,282 during the second quarter of 1995. The Company attributes this decrease primarily to the reason set forth in the six month analysis.

     Cost of Sales
     -------------

     Cost of sales as a percentage of net sales decreased 2.8% to 70.1% during the second quarter of 1996 from 73.9% during the second quarter of 1995. The Company attributes this decrease primarily to the reason set forth in the six month analysis.

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales increased .9% from the second quarter of 1995 to the second quarter of 1996 and selling, general and administrative expenses decreased in dollar amount by 6%. The Company attributes the increase in selling, general and administrative expenses to net sales primarily to lower sales and the decrease in dollar amount of selling, general and administrative expenses primarily to decreases in commissions and other sales related expenses due to lower sales and to those reasons set forth in the six month analysis.

     Other Income and Expense
     ------------------------

     Other income for the second quarter of 1996 compared to the second quarter of 1995 increased due to those reasons set forth in the six month analysis.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes increased to $1,015,000 for the second quarter 1996 from $198,000 for the second quarter of 1995 primarily for those reasons set forth in the six month analysis.

     Liquidity and Capital Resources
     -------------------------------

     Historically, the Company has financed its capital expenditures through operating cash flows. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at June 30, 1996, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     -------------------------------

     During the first six months of 1996, the Company's cash increased by $9.4 million, principally reflecting $5.6 million provided by operating activities and $4.7 from the sale of marketable securities offset in part by $1.1 in purchases of property, plant and equipment.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first six months of 1996 or 1995.

     The Company's shareholders' equity increased by $4.1 million from December 31, 1995 to June 30, 1996, reflecting the Company's first six months profit of $4.4 million, and the exercise of incentive stock options of $122,000 offset by a decrease of $400,000 in net unrealized gain on marketable securities as all gains and losses were realized during the second quarter of 1996.

     Cash, accounts receivable and marketable securities comprised approximately 44.4% and 39.7% of the Company's total assets at June 30, 1996 and December 31, 1995, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.6 to 1 and 4.6 to 1 at June 30, 1996 and December 31, 1995, respectively.

PART II. Other Information

     Item 1. Legal Proceedings
             -----------------

                  See Item 3 of the Company's Form 10-K for the year ended
             December 31, 1995.

     Item 4. Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

                  The Company's annual meeting of security holders was held on
             May 29, 1996. At the meeting, the Board's nominees were elected to the Board of Directors for terms of one to three years. The votes were cast as follows:

                                         FOR           WITHHELD
                                      ---------        --------
             Elliot Bernstein:        4,801,360         12,645

             Peter Gilbert:           4,661,960        152,045

             John Johnson:            4,793,460         20,545

             Robert Simandl:          4,799,660         14,345

             John Tweedy:             4,795,760         18,245

                  There were -0- abstentions and -0- broker non-votes.

     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------

         (a) Exhibits: Exhibit 27.1 Financial Data Schedule.

         (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BEL FUSE INC.


                                            By: /s/ DANIEL BERNSTEIN
                                                -------------------------------
                                                Daniel Bernstein, President
                                                (Principal Financial and
                                                Accounting Officer)



Dated:  August 13, 1996