Form 10-Q
period 1996-09-30
BEL FUSE INC /NJ
filed 1996-11-12
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

      At November 1, 1996, there were 5,070,195 shares of Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                  Page Number
                                                                  -----------

Part I.   Financial Information

  Item 1. Financial Statements                                         1

          Consolidated Balance Sheets as of September 30,
          1996 (unaudited) and December 31, 1995                     2 - 3

          Consolidated Statements of Operations for the Nine
          and Three Months Ended September 30, 1996 and 1995
          (unaudited)                                                  4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995
          (unaudited)                                                5 - 6

          Notes to Consolidated Financial Statements
          (unaudited)                                                7 - 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9 - 12

Part II.  Other Information

  Item 1. Legal Proceedings                                           13

  Item 6. Exhibits and Reports on Form 8-K                            13

Signatures                                                            14

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

      The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                September 30,    December 31,
                                                     1996             1995
                                                -----------       -----------

Current Assets:
   Cash and cash equivalents                    $21,373,843       $ 8,343,925
   Marketable securities                          2,002,036         5,556,740
   Accounts receivable, less allowance
    for doubtful accounts of $155,000             9,781,200        11,705,344
   Inventories                                    8,585,970        10,799,731
   Prepaid expenses and other current
    assets                                          492,360           239,511
                                                -----------       -----------
      Total Current Assets                       42,235,409        36,645,251

Property, plant and equipment - net              26,188,294        26,662,351

Other assets                                      1,035,954         1,168,072
                                                -----------       -----------

      TOTAL ASSETS                              $69,459,657       $64,475,674
                                                ===========       ===========

                                                                  (Continued)

                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,     December 31,
                                                    1996              1995
                                                -----------       -----------

Current Liabilities:
   Accounts payable                             $ 2,068,613       $ 3,374,433
   Accrued expenses                               4,782,679         4,049,366
  Income taxes payable                            1,010,334           539,924
   Deferred income taxes                               -               38,000
                                                -----------       -----------

      Total Current Liabilities                   7,861,626         8,001,723

Deferred income taxes                               350,000           584,000
                                                -----------       -----------
      Total Liabilities                           8,211,626         8,585,723
                                                -----------       -----------

Stockholders' Equity:
   Preferred stock, no par value -
    authorized 1,000,000 shares;
    none issued                                        -                 -
   Common stock, par value $.10 per
    share - authorized 10,000,000
    shares; outstanding 5,070,195 and
    5,051,445 shares                                507,020           505,145

   Additional paid-in capital                     6,974,587         6,811,900

   Retained earnings                             53,766,424        48,115,306

   Net unrealized gain on marketable
    securities                                         -              457,600
                                                -----------       -----------

      Total Stockholders' Equity                 61,248,031        55,889,951
                                                -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $69,459,657       $64,475,674
                                                ===========       ===========

                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended                  Three Months Ended
                                               ---------------------------         ---------------------------
                                                      September 30,                     September 30,
                                               ---------------------------         ---------------------------
                                                  1996            1995                 1996           1995
                                               -----------     -----------         -----------     -----------
Sales                                          $47,832,403     $51,527,885         $14,426,471     $17,567,632
                                               -----------     -----------         -----------     -----------
Costs and Expenses:

   Cost of sales                                33,984,034      37,617,231          10,620,540      12,589,829
   Selling, general and administrative
    expenses                                     8,472,248       9,047,109           2,772,584       3,276,672
                                               -----------     -----------         -----------     -----------
                                                42,456,282      46,664,340          13,393,124      15,866,501
                                               -----------     -----------         -----------     -----------

Income from operations                           5,376,121       4,863,545           1,033,347       1,701,131

Other income - net                               1,691,570         847,311             237,942         732,307
Interest (expense)                                  (1,573)         (3,849)               (353)           (738)
                                               -----------     -----------         -----------     -----------

Earnings before income taxes                     7,066,118       5,707,007           1,270,936       2,432,700

Income tax provision                             1,415,000         757,000              39,000         453,000
                                               -----------     -----------         -----------     -----------

Net earnings                                   $ 5,651,118     $ 4,950,007         $ 1,231,936     $ 1,979,700
                                               ===========     ===========         ===========     ===========


Earnings per common share                            $1.12            $.99                $.24            $.39
                                                     =====            ====                ====            ====

Weighted average number of common
   shares outstanding                            5,061,564       4,997,173           5,070,195       5,028,415
                                               ===========     ===========         ===========     ===========

                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                   1996            1995
                                               -----------     -----------

Cash flows from operating activities:
    Net income                                 $ 5,651,118     $ 4,950,007
 Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                2,149,570       2,023,331
    Deferred income taxes                         (272,000)        255,000
    Bad debt reserve                                  -             12,000
    Inventory obsolescence reserve                 450,000         270,000
    Loss on disposition of equipment                  -            111,000
    Tax effect of non-qualifying
     disposition of incentive stock
     options                                        42,000         116,000
    Net (gain) on sale of marketable
     securities                                 (1,158,957)       (565,490)
    Changes in operating assets and
     liabilities                                 3,387,153      (2,219,024)
                                               -----------     -----------
      Net Cash Provided by Operating
       Activities                               10,248,884       4,952,824
                                               -----------     -----------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                     (1,659,339)     (6,653,591)
 Purchase of marketable securities              (2,002,786)           -
 Proceeds from sale of marketable
   securities                                    6,258,847       3,265,361
 Proceeds from repayment by contractor              61,750          21,750
                                               -----------     -----------
      Net Cash Provided by (Used in)
       Investing Activities                      2,658,472      (3,366,480)
                                               -----------     -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options           122,562         299,662
 Repayment of borrowings                              -           (300,000)
                                               -----------     -----------
      Net Cash Provided by (used in)
       Financing Activities                        122,562            (338)
                                               -----------     -----------

Net Increase in Cash                            13,029,918       1,586,006

Cash and Cash Equivalents -
 beginning of period                             8,343,925       2,842,894
                                               -----------     -----------

Cash and Cash Equivalents -
 end of period                                 $21,373,843     $ 4,428,900
                                               ===========     ===========

                                                               (Continued)

                  See notes to consolidated financial statements.

                          BEL FUSE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Continued)


                                                    Nine Months Ended
                                               ---------------------------
                                                      September 30,
                                               ---------------------------
                                                   1996            1995
                                               -----------     -----------
Changes in operating assets and
 liabilities consist of:
   Decrease (increase) in accounts
    receivable                                 $ 1,924,144     $(3,392,210)
   Decrease (increase) in inventories            1,763,761      (2,003,587)
   (Increase) decrease in prepaid
    expenses and other current assets             (314,599)        606,321
   Decrease in other assets                        115,944          85,553
   Increase (decrease) in accounts
    payable                                     (1,305,820)        486,234
   Increase in accrued expenses                    733,313       1,717,672
   Increase in income taxes payable                470,410         280,993
                                               -----------     -----------
                                               $ 3,387,153     $(2,219,024)
                                               ===========     ===========

Supplementary information:
Cash paid during the period for:

   Interest                                    $     1,573     $     3,849
                                               ===========     ===========
   Income taxes                                $   778,775     $    33,000
                                               ===========     ===========

Supplemental disclosures of non-cash
 activities:

   Unrealized gains (losses) on
     marketable securities                     $  (457,600)    $ 1,300,188
                                               ===========     ===========
   Investment advisory fee                     $      -        $   322,000
                                               ===========     ===========

                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1995 financial statements have been reclassified to conform to September 30, 1996 classifications. The information for December 31, 1995 was derived from audited financial statements.

2. Earnings Per Share - Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at September 30, 1996 and 1995 was not material.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in notes to its annual financial statements.

4. Inventories consist of the following:

                                  September 30, 1996      December 31, 1995
                                  ------------------      -----------------

Raw materials                         $ 5,621,444             $ 7,059,330
Work-in-process                            73,759                 191,518
Finished goods                          2,890,767               3,548,883
                                      -----------             -----------
                                      $ 8,585,970             $10,799,731
                                      ===========             ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Property, plant and equipment consists of the following:

                                  September 30, 1996      December 31, 1995
                                  ------------------      -----------------

Land                                 $   835,218              $   835,218
Buildings and improvements            13,579,480               13,481,550
Machinery and equipment               31,941,048               30,379,639
Idle property held for sale              935,000                  935,000
                                     -----------              -----------
                                      47,290,746               45,631,407
Less accumulated
 depreciation and
 amortization                         21,102,452               18,969,056
                                     -----------              -----------

Net property, plant and
 equipment                           $26,188,294              $26,662,351
                                     ===========              ===========

6. INCOME TAXES

      Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At December 31, 1994, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. For the nine months ended September 30, 1995, the Company recognized $286,000, as a reduction of United States and Far East tax expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

a. Results of Operations
   ---------------------

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                         Percentage of Net Sales
                            --------------------------------------------------
                               Nine Months Ended          Three Months Ended
                                  September 30,               September 30,
                               1996          1995           1996          1995
                            ----------    ----------     ----------    -------

Net sales                     100.0%         100.0%        100.0%        100.0%
Cost of sales                  71.0           73.0          73.6          71.7
Selling, general and
 administrative expenses       17.7           17.5          19.2          18.7
Other income, net of
 interest expense               3.5            1.6           1.6           4.2
Earnings before income
 tax provision                 14.8           11.1           8.8          13.8
Income tax provision            3.0            1.5            .3           2.6
Net earnings                   11.8            9.6           8.5          11.2

      The following table sets forth, for the periods indicated, the percentage increase or decrease of such items included in the Company's consolidated statements of operations.

                                      Increase (Decrease) from Prior Period
                                  ---------------------------------------------
                                  Nine Months Ended          Three Months Ended
                                  September 30, 1996         September 30, 1996
                                  compared with 1995         compared with 1995
                                  ------------------         ------------------

Net sales                                (7.2) %                    (17.9) %
Cost of sales                            (9.7)                      (15.6)
Selling, general and
 administrative expenses                 (6.4)                      (15.4)
Other income - net                      100.4                       (67.5)
Earnings before income tax
 provision                               23.8                       (47.8)
Income tax provision                     86.9                       (91.4)
Net earnings                             14.2                       (37.8)

Nine Months 1996 vs. Nine Months 1995
-------------------------------------

      Sales
      -----

      Net sales decreased 7.2% from $51,527,885 during the first nine months of 1995 to $47,832,403 during the first nine months of 1996. The Company attributes this decrease primarily to a general softening in the market as previously disclosed and the elimination of certain low margin products.

      Cost of Sales
      -------------

      Cost of sales as a percentage of net sales decreased 2.0% from 73.0% during the first nine months of 1995 to 71.0% during the first nine months of 1996. The decrease in the cost of sales percentage is primarily attributable to lower material content associated with the current sales mix and the elimination of certain low margin products.

      Selling, General and Administrative Expenses
      --------------------------------------------

      The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant for the first nine months of 1996 compared to the first nine months of 1995. Selling, general and administrative expenses decreased in dollar amount by 6.4%. The Company attributes the decrease in the dollar amount of such expenses primarily to accrued severance and bonus amounts, the write-off of certain expenses related to the unrealized acquisition of Pulse Engineering, Inc. and the abandonment of certain fixed assets during the first nine months of 1995 along with the Company's continued cost containment measures during the first nine months of 1996.

      Other Income and Expenses
      -------------------------

      Other income, consisting of net realized gains on the sale of marketable securities and interest and dividends earned on marketable securities and on cash equivalents, increased by $844,259 from the first nine months of 1996 compared to the first nine months of 1995. This increase is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock and to higher earnings on invested funds due to higher average balances in the first nine months of 1996 compared to the first nine months of 1995, offset in part by a loss on other marketable securities.

      Provision for Income Taxes
      --------------------------

      The provision for income taxes for the first nine months of 1996 was $1,415,000 as compared to $757,000 for the first nine months of 1995. This increase is due primarily to the higher pretax earnings, including the gain on the sale of the Technitrol, Inc. common stock, for the first nine months of 1996 versus 1995. The 1995 provision for income taxes was reduced by the use of a net operating loss carry-forward which was no longer available in 1996.

      The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in the Far East and the utilization of tax benefits arising from the operating loss carryforward in the United States and the Far East.

Three Months 1996 vs. Three Months 1995
---------------------------------------

      Sales
      -----

      Sales decreased 17.9% to $14,426,471 during the third quarter of 1996 from $17,567,632 during the third quarter of 1995. The Company attributes this decrease primarily to those reasons set forth in the nine month analysis.

      Cost of Sales
      -------------

      Cost of sales as a percentage of net sales increased 1.9% to 73.6% during the third quarter of 1996 from 71.7% during the third quarter of 1995. The Company attributes this increase primarily to the higher percentage relationship of labor and overheads to sales due to decreased sales, despite lower actual expenditures in these areas during the third quarter of 1996 vs. 1995 offset in part by lower material costs during the third quarter of 1996 vs. 1995 due to the reasons set forth in the nine month analysis.

      Selling, General and Administrative Expenses
      --------------------------------------------

      The percentage relationship of selling, general and administrative expenses to net sales increased .5% from the third quarter of 1995 to the third quarter of 1996 and selling, general and administrative expenses decreased in dollar amount by 15.4%. The Company attributes the increase in selling, general and administrative expenses to net sales primarily to lower sales and the decrease in dollar amount of selling, general and administrative expenses primarily to accrued severences and bonus amounts and the write-off of certain expenses related to the unrealized acquisition of Pulse Engineering, Inc. during the third quarter of 1995.

      Other Income and Expenses
      -------------------------

      Other income for the third quarter of 1996 compared to the third quarter of 1995 decreased due to a gain of approximately $650,000 on the partial liquidation of the Company's investment in Pulse Engineering, Inc. common stock during the third quarter of 1995, offset in part by higher earnings on invested funds due to higher average balances during the third quarter of 1996.

      Provision for Income Taxes
      --------------------------

      The provision for income taxes decreased to $39,000 for the third quarter 1996 from $453,000 for the third quarter of 1995 primarily due to certain tax benefits arising from the write-off of the Company's investment in its foreign subsidiary, Bel Fuse SARL, (France), reduced pre-tax earnings and tax overaccruals from 1995 recognized during the third quarter of 1996.

      Liquidity and Capital Resources
      -------------------------------

      Historically, the Company has financed its capital expenditures through operating cash flows. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

      -------------------------------

      The Company has lines of credit, all of which were unused at September 30, 1996, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

      During the first nine months of 1996, the Company's cash increased by $13.0 million, principally reflecting $10.2 million provided by operating activities and $6.3 million from the sale of marketable securities offset in part by $2.0 million in purchases of marketable securities and $1.7 million in purchases of plant and equipment.

      The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first nine months of 1996 or 1995.

      The Company's shareholders' equity increased by $5.4 million from December 31, 1995 to September 30, 1996, reflecting the Company's first nine months profit of $5.7 million and the exercise of incentive stock options of $122,000 offset by a decrease of $457,000 in net unrealized gain on marketable securities as all gains and losses were realized during the second quarter of 1996.

      Cash, accounts receivable and marketable securities comprised approximately 47.7% and 39.7% of the Company's total assets at September 30, 1996 and December 31, 1995, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.4 to 1 and 4.6 to 1 at September 30, 1996 and December 31, 1995, respectively.

PART II.     Other Information

         Item 1.  Legal Proceedings
                  -----------------

                        See Item 3 of the Company's Form 10-K for the year ended
                  December 31, 1995.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

            (a)   Exhibits: Exhibit 27.1 Financial Data Schedule.

            (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BEL FUSE INC.


                                         By:/s/ Daniel Bernstein
                                         ---------------------------
                                         Daniel Bernstein, President
                                         (Principal Financial and
                                         Accounting Officer)

Dated:   November 12, 1996