Form 10-K
period 1996-12-31
BEL FUSE INC /NJ
filed 1997-03-31
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------


    [X]       Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1996

            Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No Fee Required)
            For the transition period from __________ to __________


                         Commission File Number 0-11676


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


               198 VAN VORST STREET, JERSEY CITY, NEW JERSEY 07302
                                 (201) 432-0463
               ---------------------------------------------------
               (Address and telephone number, including area code,
                  of registrant's principal executive office)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of March 15, 1997 was approximately $52,903,541(based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

  Number of shares of Common Stock outstanding as of March 15, 1997: 5,073,195

Documents incorporated by reference:
------------------------------------

         Bel Fuse Inc.'s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III.

================================================================================

                                  BEL FUSE INC.

                                   ----------

                                      INDEX

                                                                            Page
                                                                            ----
PART I

   Item 1.    Business.................................................       1

   Item 2.    Properties...............................................       7

   Item 3.    Legal Proceedings........................................       7

   Item 4.    Submission of Matters to Vote of Security Holders........       7

   Item 4A.   Executive Officers of the Registrant.....................       8


PART II

   Item 5.    Market for Registrant's Common Equity
                and Related Stockholder Matters........................      10

   Item 6.    Selected Financial Data..................................      11

   Item 7.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations.......      12

   Item 8.    Financial Statements and Supplementary Data..............      17*

   Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.................      18

PART III

   Item 10.   Directors of the Registrant..............................      18

   Item 11.   Executive Compensation...................................      18

   Item 12.   Security Ownership of Certain
                Beneficial Owners and Management.......................      18

   Item 13.   Certain Relationships and Related Transactions...........      18

PART IV

   Item 14.   Exhibits, Financial Statement Schedules
                and Reports on Form 8-K................................      19

Signatures.............................................................      22

----------

*Page F-1 follows page 17.

                                     PART I

ITEM 1. BUSINESS

     GENERAL

     Bel Fuse Inc. (the "Company"), organized under New Jersey law, is engaged in the design, manufacture and sale of products used in networking, telecommunication, automotive and consumer electronic applications. The Company operates facilities in the United States, Europe and the Far East. The Company maintains its principal executive offices at 198 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "--Risks and Uncertainties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

PRODUCT GROUPS

     MAGNETIC COMPONENTS

     The Company manufactures a broad range of magnetic components. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. The Company directs its design and marketing efforts to supply the needs of the following markets: manufacturers of networking and telecommunication equipment, computer manufacturers, and consumer, automotive and industrial electronic manufacturers. Although applications tend to overlap, the magnetic components manufactured by the Company fall into three major groups:

          1. PULSE TRANSFORMERS

          These small transformers offer the end user an inexpensive method to provide isolation, impedance matching, and removal of DC from a data signal. The major customers are manufacturers of network and telecommunications hardware such as Ethernet, Fast Ethernet, ATM, ISDN, T1, E1, E3, CEPT, Modems and xDSI.

          2. DELAY LINES, FILTERS AND DC/DC CONVERTERS

          These components are primarily supplied to the same customer base as pulse transformers. They are densely packaged combinations of wire-wound components and other passive and active components such as capacitors, resistors and silicon integrated circuits (IC's). They perform the functions of timing, signal conditioning and power conversion.

          3. POWER TRANSFORMERS, LINE CHOKES, COILS

          The basic functions of power transformers include AC voltage conversion and isolation. Power transformers convert the power from the supply line to the supply circuitry of a given electronic instrument such as a telecommunications application, TV set-top box, computer, add in card, or peripheral. Generally these products include a switchmode or flyback power supply transformer, various DC filtering inductors and line chokes used to block the conducted and radiated emissions of power supplies.

     PACKAGED MODULES AND THICK FILM HYBRIDS

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

MARKETING

     The Company sells its products to approximately 500 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's regional sales personnel throughout the world. As of December 31, 1996, the Company had a sales staff of 24 persons that supported 42 sales representative organizations and 9 non-exclusive distributors.

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

     The Company had sales to three customers who manufacture electronic equipment in excess of ten percent of 1996 consolidated sales. The amounts and percentage of consolidated sales were approximately $12,853,000 (19.6%), $7,313,000 (11.2%) and $6,670,000 (10.2%), respectively.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts in 1996 were spread amongst all of the Company's current product groups. The Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. The Company's research and development facilities are located in California, Indiana, and Hong Kong. Research and development costs amounted to $3,529,000 in 1996.

SUPPLIERS

     The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure continuing supply of critical components.

     With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such particular supplier. While such a termination could produce a disruption in production, the Company does not believe that the termination of business with any of its suppliers would have a material adverse effect on its long-term operations.

BACKLOG

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of February 25, 1997 was approximately $19.5 million, as compared with a backlog of $28.0 million as of February 29, 1996. Management expects that all but $4 million of the Company's backlog as of February 25, 1997 will be shipped by December 31, 1997.

TRADEMARKS AND PATENTS

     The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will issue from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from September 30, 2002 to December 15, 2013.

     The Company utilizes six U.S. registered trademarks -- BELIMITER, BELFUSE, BEL, SLO-BEL, MICROBEL and SURFUSE - to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

COMPETITION

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

EMPLOYEES

     As of December 31, 1996, the Company had 832 full-time employees. The Company employed 84 people in its U.S. facilities and 748 throughout the rest of the world excluding workers employed by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

RISKS AND UNCERTAINTIES

     The Company's business is subject to several risks and uncertainties, including (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters", (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company,
(d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, and (e) the Company's reliance on certain substantial customers. Such factors, as well as shortfalls in the Company's results of operations as compared with analysts' expectations, capital market conditions and general and economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.

     ITEM 2. PROPERTIES

     The Company currently occupies approximately 265,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. The Company has additional production processing arrangements with subcontractors in the People's Republic of China occupying approximately 61,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China, Hong Kong and Macau in the Far East, in California and Indiana in the U.S.A. and in the United Kingdom in Europe. During March, 1996 the Company's office in France was closed. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 68% of the 265,000 square feet the Company occupies is owned while the remainder is leased. See
Note 10 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

     ITEM 3. LEGAL PROCEEDINGS

     In March 1996, legal proceedings were commenced in New York State Supreme Court and New Jersey Superior Court relating to a claim by Peers & Co., a former investment banker of the Company, seeking certain fees in connection with the Company's acquisition of common stock of Pulse Engineering, Inc. ("Pulse") and the subsequent acquisition of Pulse by Technitrol, Inc. This claim was settled during December, 1996. The settlement did not have a material impact on the Company's financial statements.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

     ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                     Positions and Offices
                                        Officer        With the Company/
Name and Age                             Since        Business Experience
------------                            -------      ----------------------
Elliot Bernstein, 73 .............       1954        Chairman of the Board,
                                                       Chief Executive Officer
                                                       and Director

Daniel Bernstein, 43 .............       1985        President, Managing
                                                       Director of the Company's
                                                       Macau Subsidiary and
                                                       Director

Robert H. Simandl, 68 ............       1967        Secretary and Director

Arnold Sutta, 70 .................       1985        Vice President

Peter Christoffer, 55 ............       1986        Vice President

Colin Dunn, 52 ...................       1992        Vice President and
                                                       Treasurer

Joseph Meccariello, 46 ...........       1995        Vice President of
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

     Robert H. Simandl, a Director and Secretary of the Company since 1967, is a member of the law firm of Robert H. Simandl, Counsellor At Law. He has been a practicing attorney in New Jersey since 1953.

     Arnold Sutta joined the Company in 1966 and has served the Company as Vice President, Sales since 1985. Mr. Sutta supervises the worldwide sales force of the Company.

     Peter Christoffer has served the Company as Vice President since 1986. Since 1991, he has supervised the engineering and production of thick film hybrids at the Company's Indiana facility.

     Colin Dunn joined the Company in 1991 as Finance Manager and in 1992 was named Vice President of Finance and Treasurer. Prior to joining the Company, Mr. Dunn was Vice President of Finance and Operations at Kentek Information Systems, Inc. from 1985 to 1991 and had previously held a series of senior management positions with Braintech Inc. and Weyerhaeuser Company.

     Joseph Meccariello joined the Company in 1979 as a Manager of Mechanical Engineering and in 1994 became the Deputy Managing Director of the Company's Hong Kong subsidiary, Bel Fuse, Ltd. In 1995 he was named Vice President of Manufacturing with responsibility for Far East production operations.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     (a) MARKET INFORMATION

     The Company's common stock, par value $.10 per share (the "Common Stock"), is traded in the over-the-counter market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock in the over-the-counter market for each quarter during the past two years.

                                             High          Low
                                           -------       -------
Year Ended December 31, 1995:
First Quarter.........................     $ 9 1/2       $ 7 3/4
Second Quarter........................      12 1/2         8 1/4
Third Quarter.........................      14 1/4        11
Fourth Quarter........................      13 1/4        10 3/8

Year Ended December 31, 1996:
First Quarter.........................     $20 1/4       $10 1/2
Second Quarter........................      22 1/8        15 1/4
Third Quarter.........................      17             8 1/4
Fourth Quarter........................      14 1/8        10 1/4

     The Common Stock is reported under the symbol BELF in the NASDAQ National Market.

     (b) HOLDERS

     As of March 21, 1997, there were 249 registered shareholders of the Company's Common Stock plus an estimated 3,729 beneficial shareholders.

     (c) DIVIDENDS

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no contractual restrictions on the Company's ability to pay dividends.


ITEM 6. SELECTED FINANCIAL DATA

                                                                     Years Ended December 31,
                                                          ---------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                          -------    -------    -------    -------    -------
                                                            (In thousands of dollars, except per share data)
Selected Statements of Operations Data:

  Net sales .........................................     $65,458    $70,706    $45,747    $47,460    $50,354
  Cost of sales .....................................      46,539     50,590     36,349     32,711     31,726
  Selling, general and administrative expenses ......      11,494     12,554     11,458     11,338     10,181
  Gain on sale of building - net ....................        --         --         --         --       11,410
  Other income - net (a) ............................       2,306      1,758       --         --         --
  Earnings (loss) before income taxes ...............       9,731      9,320     (1,761)     4,005     20,132
  Income tax provision (benefit) ....................       1,925      1,222       (203)       222      1,204
  Net earnings (loss) ...............................       7,806      8,098     (1,558)     3,783     18,928
  Earnings (loss) per common share ..................        1.54       1.62       (.32)       .77       3.88
----------
(a) Includes gains of $1,267 and $1,359 from the
    sale of marketable securities.

                                                                           As of December 31,
                                                          ---------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                          -------    -------    -------    -------    -------
                                                            (In thousands of dollars, except per share data)
Selected Balance Sheet Data:

  Working capital....................................     $36,873    $28,644    $22,670    $27,875    $26,966
  Total assets.......................................      71,614     64,475     51,653     53,122     50,005
  Stockholders' equity...............................      63,399     55,889     45,926     48,270     44,423
  Book value per share...............................       12.50      11.06       9.25       9.78       9.04


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

                                                   Percentage of Net Sales
                                              ----------------------------------
                                                   Years Ended December 31,
                                              ----------------------------------
                                               1996          1995          1994
                                              ------        ------        ------
Net sales...............................      100.0%        100.0%        100.0%
Cost of sales...........................       71.1          71.5          79.5
Selling, general and administrative
  expenses..............................       17.6          17.8          25.0
Other income, net of interest
  expense...............................        3.5           2.5            .7
Earnings (loss) before income taxes.....       14.9          13.2          (3.8)
Income tax provision (benefit)..........        2.9           1.7           (.4)
Net earnings (loss).....................       11.9          11.5          (3.4)

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                                     Increase (Decrease) from
                                                           Prior Period
                                                  ------------------------------
                                                  1996 Compared    1995 Compared
                                                    with 1995        with 1994
                                                  -------------    -------------
Net sales......................................       (7.4)%           54.6%
Cost of sales..................................       (8.0)            39.2
Selling, general and administrative expenses...       (8.4)             9.6

     SALES

     Net sales decreased 7.4% from 1995 to 1996 from approximately $70.7 million to $65.5 million. The Company attributes this decrease primarily to a general softening in the market place during the second and third quarters of 1996 as previously disclosed and the elimination of certain low margin products.

     Net sales increased 54.6% from 1994 to 1995 from approximately $45.7 million to $70.7 million. The Company attributes this increase primarily to strong demand from OEM customers for Network products and increased sales to the automotive industry. Increased Network sales are due to a greater focus by the Company on certain key OEM accounts and sales growth resulting from improvements in the Company's engineering service and support to major OEM customers.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased .4% from 71.5% in 1995 to 71.1% in 1996. The decrease in the cost of sales percentage is primarily attributable to lower material content associated with the current sales mix and the elimination of certain low margin products. The Company regularly reviews its inventory for slow moving, obsolete and overstocked inventory. The Company generally uses the direct write-off method for such inventory except for items that have a high scrap value or overstocked positions, where the reserve method is generally used. As at December 31, 1996 the inventory reserve for those items was approximately $100,000.

     Cost of sales as a percentage of net sales decreased 8% from 79.5% in 1994 to 71.5% in 1995. The decrease in the costs of sales percentage is primarily attributable to increased sales, which resulted in better absorption of indirect labor costs and overhead and the move to lower cost manufacturing facilities in the Far East. These factors were offset in part by higher material content associated with the manufacture of packaged modules.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant for the year 1996 compared to the year 1995. Selling, general and administrative expenses decreased in dollar amount by 8.4%. The Company attributes the decrease in dollar amount of such expenses primarily to accrued severance amounts principally associated with the closing of the Company's sales office in France during 1995 along with the Company's continued cost containment measures during 1996.

     The percentage relationship of selling, general and administrative expenses to net sales decreased 7.2% to 17.8% in 1995 from 25.0% in 1994. The Company attributes the decrease primarily to the increase in sales. Selling, general and administrative expenses increased in dollar amount by 9.6%. The Company attributes the increase in the dollar amount of such expenses primarily to increases in commission and other sales related expenses, due to increased sales, accrued severance amounts principally associated with the closing of the Company's sales office in France and increases in administrative salaries and related office expenses. During 1994, the Company incurred a $1,190,000 charge related to severance costs and moving expenses associated with a move to lower cost production facilities.

     OTHER INCOME AND EXPENSES; GAIN ON SALE

     Other income consisting of net realized gains on the sale of marketable securities and interest and dividends earned on marketable securities and on cash equivalents, increased by $544,374 or 30.9%, in 1996 from 1995. The increase is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock and to higher earnings on invested funds due to higher average balances in 1996 compared to 1995, offset in part by a loss on other marketable securities.

     Other income increased by approximately $1,457,000 in 1995 from 1994. The increase is primarily due to the Company's realizing approximately $1,483,000 of gains from the partial liquidation of the Company's investment in Pulse's common stock upon Pulse's acquisition by Technitrol, Inc. in September, 1995 offset in part by losses on the sale of other marketable securities.

     PROVISION FOR INCOME TAXES

     The Company has historically followed a practice of reinvesting substantially all of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated funds were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No funds were repatriated during 1996, 1995 or 1994. (See Note 5 of Notes to Consolidated Financial Statements).

     The provision for income taxes for 1996 was $1,925,000 as compared to $1,222,000 in 1995. This increase is due primarily to the higher pretax earnings, including the gain on the sale of the Technitrol, Inc. common stock, for the year 1996 versus 1995. The 1995 provision for income taxes was reduced by the use of a net operating loss carryforward which was no longer available in 1996.

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

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of lower rates in Hong Kong and Macau. In 1995 the tax rate was impacted by the utilization of net operating loss carryforward in the United States, Hong Kong and Macau and the utilization of general business credits in the United States. During 1996 and 1994 there was no utilization of a net operating loss carryforward.

     INFLATION

     During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most transactions have been denominated in U.S. dollars.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at December 31, 1996, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     During 1996, the Company's cash increased by $15.2 million, reflecting $14.3 million provided by operating activities, $6.3 million from the sale of marketable securities and $.3 million from contractor repayments and proceeds from the exercise of stock options offset in part by $3.0 million in purchases of marketable securities and $2.7 million in purchases of plant and equipment.

     The Company has historically followed a practice of reinvesting the earnings of foreign subsidiaries in The Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during 1996 or 1995.

     The Company's shareholders' equity increased by $7.5 million from December 31, 1995, reflecting the Company's net earnings of $7.8 million, the exercise of incentive stock options and the utilization for U.S. tax purposes of incentive stock option deductions of $169,000, offset by a decrease of $458,000 in net unrealized gains on marketable securities.

     Cash, accounts receivable and marketable securities comprised approximately 49.4% and 39.7% of the Company's total assets at December 31, 1996 and 1995, respectively. The Company's working capital ratio (i.e., the ratio of current assets to current liabilities) was 5.9 to 1 and 4.6 to 1 at December 31, 1996 and 1995, respectively.

     ACCOUNTING STANDARDS

     For information regarding certain recently promulgated accounting standards, see Note 1 of the Notes to the Company's Consolidated Financial Statements.

     OTHER MATTERS

     The territories of Hong Kong and Macau will revert to the People's Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 52% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     This Form 10-K, other than the historical financial information, may consist of forward looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraph as well as those set forth under "Business--Risks and Uncertainties" in this Form 10-K.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND SUPPLEMENTARY FINANCIAL DATA

                                                                      Page
                                                                   ------------
Independent Auditors' Report ...................................       F-1

Financial Statements:

     Consolidated Balance Sheets, December 31, 1996
       and 1995 ................................................    F-2 - F-3

     Consolidated Statements of Operations, Years
       Ended December 31, 1996, 1995 and 1994 ..................       F-4

     Consolidated Statements of Stockholders' Equity,
       Years Ended December 31, 1996, 1995 and 1994 ............       F-5

     Consolidated Statements of Cash Flows, Years
       Ended December 31, 1996, 1995 and 1994 ..................    F-6 - F-8

     Notes to Consolidated Financial Statements ................    F-9 - F-19

Supplementary Financial Data:

     Selected Quarterly Financial Data (Unaudited)
       Years Ended December 31, 1996 and 1995 ..................       F-20

     Schedule II: Valuation and Qualifying Accounts ............       S-1

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey




We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

March 4, 1997
New York, New York

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                    ---------------------------
                                                        1996            1995
                                                    ------------    -----------
Current Assets:
  Cash and cash equivalents .....................   $23,498,491     $ 8,343,925
  Marketable securities (Note 2) ................     2,981,020       5,556,740
  Accounts receivable - less allowance
    for doubtful accounts of $195,000
    and $155,000 ................................     8,866,440      11,705,344
  Inventories (Note 3) ..........................     8,411,540      10,799,731
  Prepaid expenses and other current
    assets (Note 9) .............................       479,012         239,511
  Deferred income taxes .........................       101,000             -
                                                    -----------     -----------
       Total Current Assets .....................    44,337,503      36,645,251

Property, plant and equipment - net
 (Notes 4 and 9)   ..............................    26,321,014      26,662,351
Other assets (Note 9) ...........................       955,491       1,168,072
                                                    -----------     -----------
       TOTAL ASSETS .............................   $71,614,008     $64,475,674
                                                    ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------
Current Liabilities:
  Accounts payable ..............................   $ 3,297,825    $ 3,374,433
  Accrued expenses ..............................     3,846,626      4,049,366
  Income taxes payable (Note 5) .................       320,460        539,924
  Deferred income taxes .........................          --           38,000
                                                    -----------    -----------
     Total Current Liabilities ..................     7,464,911      8,001,723
Deferred income taxes (Note 5) ..................       750,000        584,000
                                                    -----------    -----------
     Total Liabilities ..........................     8,214,911      8,585,723
                                                    -----------    -----------

Commitments and Contingencies
  (Notes 5, 6, 7, 8 and 9)

Stockholders' Equity (Note 8):
  Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued .................................         --             --
  Common stock, par value $.10 per share -
    authorized 10,000,000 shares; outstanding
    5,070,820 and 5,051,445 shares ..............       507,082        505,145
  Additional paid-in capital ....................     6,978,900      6,811,900
  Retained earnings .............................    55,920,836     48,115,306
  Net unrealized gain on
    marketable securities (Note 2) ..............          --          457,600
  Cumulative currency translation
    adjustment ..................................        (7,721)          --
                                                     ----------    -----------
     Total Stockholders' Equity .................    63,399,097     55,889,951
                                                     ----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY .................................   $71,614,008    $64,475,674
                                                    ===========    ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
Net sales ...........................   $65,457,521   $70,706,311   $45,746,724
                                        -----------   -----------   -----------
Costs and Expenses:
  Cost of sales .....................    46,539,465    50,590,056    36,349,461
  Selling, general and
    administrative ..................    11,493,869    12,554,649    11,458,246
                                        -----------   -----------   -----------
                                         58,033,334    63,144,705    47,807,707
                                        -----------   -----------   -----------
Income (loss) from
  operations ........................     7,424,187     7,561,606    (2,060,983)
                                        -----------   -----------   -----------
Other income (net) ..................     2,306,896     1,762,522       306,477
Interest expense ....................           553         4,053         6,553
                                        -----------   -----------   -----------
Earnings (loss) before
  income taxes ......................     9,730,530     9,320,075    (1,761,059)

Income tax provision
  (benefit) (Note 6) ................     1,925,000     1,222,000      (203,000)
                                        -----------   -----------   -----------
Net earnings (loss) .................   $ 7,805,530   $ 8,098,075   $(1,558,059)
                                        ===========   ===========   ===========
Earnings (loss) per
  common share ......................   $      1.54   $      1.62   $      (.32)
                                        ===========   ===========   ===========
Weighted average number
 of common shares outstanding .......     5,063,776     5,010,778     4,947,060
                                        ===========   ===========   ===========


                 See notes to consolidated financial statements.

                                                   BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Net
                                                                                           Unrealized
                                         Common Stock                                         Gain       Cumulative
                                    ----------------------     Additional                  (Loss) on      Currency
                                       Shares        Par        Paid-in       Retained     Marketable    Translation
                                    Outstanding     Value       Capital       Earnings     Securities     Adjustment       Total
                                    -----------   --------    ----------    -----------    ----------    -----------    -----------
Balance, January 1, 1994 .........   4,934,288    $493,429    $6,201,682    $41,575,290    $     --      $              $48,270,401

Exercise of stock options ........      30,907       3,091        87,305           --            --                          90,396
Net unrealized loss on
  marketable securities ..........        --          --            --             --        (876,647)                     (876,647)
Net (loss) .......................        --          --            --       (1,558,059)         --                      (1,558,059)
                                     ---------    --------    ----------    -----------    ----------                   -----------
Balance, December 31, 1994 .......   4,965,195     496,520     6,288,987     40,017,231      (876,647)                   45,926,091

Exercise of stock options ........      86,250       8,625       301,913           --            --                         310,538
Tax benefits arising from the
  non-qualified dispositions of
  incentive stock options ........        --          --         221,000           --            --                         221,000
Net unrealized gain on
  marketable securities ..........        --          --            --             --       1,334,247                     1,334,247
Net earnings .....................        --          --            --        8,098,075          --                       8,098,075
                                     ---------    --------    ----------    -----------    ----------                   -----------
Balance, December 31, 1995 .......   5,051,445     505,145     6,811,900     48,115,306       457,600                    55,889,951

Exercise of stock options ........      19,375       1,937       125,000           --            --                         126,937
Tax benefits arising from the
  non-qualified dispositions of
  incentive stock options ........        --          --          42,000           --            --             --           42,000
Net unrealized gain on
  marketable securities ..........        --          --            --             --        (457,600)                     (457,600)
Cumulative currency translation
  adjustment .....................        --          --            --             --            --           (7,721)        (7,721)
Net earnings .....................        --          --            --        7,805,530          --             --        7,805,530
                                     ---------    --------    ----------    -----------    ----------    -----------    -----------
Balance, December 31, 1996 .......   5,070,820    $507,082    $6,978,900    $55,920,836    $     --      $    (7,721)   $63,399,097
                                     =========    ========    ==========    ===========    ==========    ===========    ===========


                                           See notes to consolidated financial statements.

                                    BEL FUSE INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                         --------------------------------------------
                                                             1996            1995             1994
                                                         -----------      -----------     -----------
Cash flows from operating activities:
 Net income (loss) .................................     $ 7,805,530      $ 8,098,075     $(1,558,059)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
   Depreciation and amortization ...................       2,995,967        2,955,181       2,619,083
   Deferred income taxes ...........................         389,000           50,000        (374,000)
   Tax effect of non-qualifying
     disposition of incentive
     stock options .................................          42,000          221,000            -
   Net (gain) loss on sale of
     marketable securities .........................      (1,265,710)      (1,359,343)        134,743
   Provision for doubtful
     accounts ......................................          40,000           85,000          16,175
   Loss on disposal/abandonment
     of property and equipment .....................           9,926           74,805         167,094
   Changes in operating assets
     and liabilities ...............................       4,261,263       (3,089,366)     (1,791,443)
                                                          ----------       ----------      ----------
       Net Cash Provided by (used
        in) Operating Activities ...................      14,277,976        7,035,352        (786,407)
                                                          ----------       ----------      ----------
Cash  flows from investing activities:
 Purchase of property, plant
  and equipment ....................................      (2,675,352)      (7,444,915)     (6,318,700)
 Purchase of marketable
  securities .......................................      (2,981,020)      (1,329,414)     (4,924,030)
 Proceeds from sale of
  marketable securities ............................       6,259,657        7,140,470       5,545,242
 Proceeds from sale of
  equipment ........................................          31,330             -            807,764
 Proceeds from repayment
  by contractors ...................................         122,759           89,000          29,000
                                                          ----------       ----------      ----------
       Net Cash Provided by
        (used in) Investing Activities .............         757,374       (1,544,859)     (4,860,724)
                                                          ----------       ----------      ----------


                                                                                           (Continued)

                           See notes to consolidated financial statements.

                                   BEL FUSE INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Years Ended December 31,
                                                         --------------------------------------------
                                                             1996            1995             1994
                                                         -----------     ----------       -----------
Cash flows from financing activities:
 Proceeds from exercise of
  stock options .....................................        126,937        310,538           90,396
 Proceeds from borrowings ...........................           -              -             300,000
 Repayment of borrowings ............................           -          (300,000)          (3,139)
                                                         -----------     ----------      -----------
       Net Cash Provided
        by Financing Activities .....................        126,937         10,538          387,257
                                                         -----------     ----------      -----------

Effect of exchange rate changes
 on cash and cash equivalents........................         (7,721)          -                -
                                                         -----------     ----------      -----------
Net Increase (Decrease)
 in Cash and Cash Equivalents .......................     15,154,566      5,501,031       (5,259,874)
Cash and Cash Equivalents
 - beginning of year ................................      8,343,925      2,842,894        8,102,768
                                                         -----------     ----------       ----------
Cash and Cash Equivalents
 - end of year ......................................    $23,498,491     $8,343,925      $ 2,842,894
                                                         ===========     ==========      ===========


                                                                                          (Continued)

                                        See notes to consolidated financial statements.

                                    BEL FUSE INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Years Ended December 31,
                                                         --------------------------------------------
                                                             1996           1995             1994
                                                         -----------    ------------     ------------
Changes in operating assets
 and liabilities consist of:
  (Increase) decrease in
    accounts receivable ..........................       $2,798,904      (3,710,373)      (2,033,279)
  (Increase) decrease in
    inventories ..................................        2,388,191      (2,033,528)          61,742
  (Increase) decrease in
    prepaid expenses and
    other current assets .........................         (364,171)        631,253         (836,351)
  Decrease in other
    assets .......................................          191,236          80,405           63,703
  Increase (decrease) in
   accounts payable ..............................          (76,608)        203,025        1,910,315
  Increase (decrease) in
    accrued expenses .............................         (456,825)      1,199,928         (957,573)
  Increase (decrease) in
    income taxes payable .........................         (219,464)        539,924             -
                                                         ----------     -----------      -----------
                                                         $4,261,263     $(3,089,366)     $(1,791,443)
                                                         ==========     ===========      ===========
Supplementary information:
 Cash paid during year for:
  Interest .......................................       $      553     $     5,828      $     4,778
                                                         ==========     ===========      ===========
  Income taxes ...................................       $1,712,013     $   428,834      $   680,783
                                                         ==========     ===========      ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Unrealized (gain) loss on
    marketable securities ........................       $ (457,600)    $(1,334,247)     $   876,647
                                                         ==========     ===========      ===========


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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased.

     MARKETABLE SECURITIES - The Company classifies its investments in debt and equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity.

     The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, temporary cash investments and investments. The Company grants credit primarily to original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

     The Company places its temporary cash investments and investments with quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (Continued)

     INVENTORIES - Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

     DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings over their estimated useful lives.

     INCOME TAXES - Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment, certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and taxes on unrealized gains on marketable securities.

     LONG-LIVED ASSETS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". This Statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the value and future benefits of long-lived assets, the carrying value would be reduced by the excess, if any, of the long-lived assets over management's estimates of the anticipated undiscounted future net cash flows of the related asset. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

     STOCK BASED COMPENSATION - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure-only provisions of SFAS 123 for pro forma net income and earnings per share.

     EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year. The dilutive effect of outstanding options were not material in 1996 and 1995 and were not considered in 1994 as their effect was antidilutive.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. The fair value of marketable securities are based on quoted market prices, or based on bid prices for the principal only strips.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2. MARKETABLE SECURITIES

                                            Estimated     Gross         Gross
                               Amortized       Fair     Unrealized    Unrealized
                                 Cost         Value       Gains         Losses
                              ----------   ----------   ----------    ---------
December 31, 1996:
  U.S. Government
    agencies ..............   $2,000,211   $2,000,211   $     --      $    --
  Commercial paper ........      980,809      980,809         --           --
                              ----------   ----------   ----------    ---------
                              $2,981,020   $2,981,020   $     --      $    --
                              ==========   ==========   ==========    =========
December 31, 1995:
  Municipalities ..........   $1,329,414   $1,325,576   $     --      $  (3,838)
  U.S. Government agencies
   - collateralized
   mortgage
   obligations (1) ........      987,716      779,180         --       (208,536)
  Equities:
   Common stock (2) .......   1,678,638    3,185,434    1,636,300     (129,504)
   Preferred stock ........      319,212      266,550         --        (52,662)
                              ----------   ----------   ----------    ---------
                              $4,314,980   $5,556,740   $1,636,300    $(394,540)
                              ==========   ==========   ==========    =========

(1) Includes principal only strips valued at amortized cost of $987,716 and an estimated fair value of $779,180 at December 1995.

(2) Includes 112,485 shares of Technitrol, Inc. common stock at a cost of $945,120.

     Gross realized gains were $1,956,597 in 1996 ($1,510,815 in 1995 and $34,964 in 1994). Gross realized losses were $690,887 in 1996 ($151,472 in 1995 and $169,707 in 1994).

     All debt securities at December 31, 1996 mature prior to December 31, 1997.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     3. INVENTORIES
                                                             December 31,
                                                     ---------------------------
                                                         1996            1995
                                                     -----------     -----------
Raw materials ....................................   $ 5,718,079     $ 7,059,330
Work in process ..................................        89,660         191,518
Finished goods ...................................     2,603,801       3,548,883
                                                     -----------     -----------
                                                     $ 8,411,540     $10,799,731
                                                     ===========     ===========

     4. PROPERTY, PLANT AND EQUIPMENT
                                                             December 31,
                                                     ---------------------------
                                                         1996            1995
                                                     -----------     -----------
Land .............................................   $   835,218     $   835,218
Buildings and improvements .......................    13,510,703      13,481,550
Machinery and equipment ..........................    32,856,003      30,379,639
Idle property held for sale ......................       935,000         935,000
                                                     -----------     -----------
                                                      48,136,924      45,631,407
Less accumulated depreciation ....................    21,815,910      18,969,056
                                                     -----------     -----------
                                                     $26,321,014     $26,662,351
                                                     ===========     ===========

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $2,974,622, $2,933,835, and $2,597,735, respectively.

     5. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                              Years Ended December 31,
                                      -----------------------------------------
                                         1996            1995            1994
                                      ----------      ----------      ---------
Current:
  Federal .........................   $  931,000      $  654,000(a)   $    --
  Foreign .........................      540,000         464,000(b)     162,000
  State ...........................       65,000          54,000          9,000
                                      ----------      ----------      ---------
                                       1,536,000       1,172,000        171,000
                                      ----------      ----------      ---------
Deferred:
  Federal .........................      268,000        (195,000)          -
  Foreign .........................      121,000         245,000       (374,000)
                                      ----------      ----------      ---------
                                         389,000          50,000       (374,000)
                                      ----------      ----------      ---------
                                      $1,925,000      $1,222,000      $(203,000)
                                      ==========      ==========      =========

(a) Reduced by $177,000 for utilization of a net operating loss carryforward and $175,000 of tax credits carryforwards.

(b)  Reduced by $224,000 for utilization of a net operating loss carryforward.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     5. INCOME TAXES (Continued)

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                               Years Ended December 31,
                                     -----------------------------------------
                                         1996           1995           1994
                                     -----------    -----------    -----------
Tax provision (benefit) computed
 at the Federal statutory rate....   $ 3,309,000    $ 3,169,000    $  (599,000)
Increase (decrease) in taxes
 resulting from:
Lower tax rates applicable
 to foreign operations ...........    (1,349,000)    (1,356,000)          --
Utilization of Federal and
 foreign net operating loss
 carryforward and various
 Federal tax credits .............         --          (576,000)          --
Effect of unused U.S. tax
 losses ..........................         --              --          163,000
Effect of unused foreign tax
 losses ..........................         --              --          107,000
Other, net .......................       (35,000)       (15,000)       126,000
                                     -----------    -----------    -----------
                                     $ 1,925,000    $ 1,222,000    $  (203,000)
                                     ===========    ===========    ===========

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                 December 31,
                              --------------------------------------------------
                                        1996                      1995
                              -----------------------   ------------------------
                              Temporary                 Temporary
                              Difference   Tax Effect   Difference    Tax Effect
                              ----------   ----------   ----------    ----------
Depreciation .............    $4,420,000   $ 750,000    $3,780,000    $ 585,000
Net operating
  loss carryforward ......          --          --        (904,000)    (252,000)
Net unrealized
  gain (loss) on
  marketable
  securities .............          --          --         895,000      304,000
Other temporary
  differences ............      (297,000)   (101,000)     (786,000)    (267,000)
Valuation
  allowances (1) .........          --          --         904,000      252,000
                              ----------   ---------    ----------    ---------
                              $4,123,000   $ 649,000    $3,889,000    $ 622,000
                              ==========   =========    ==========    =========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INCOME TAXES (Continued)

     (1) Valuation allowances relate to net operating losses in foreign countries as the realization of this deferred tax benefit is not more than likely. Such net operating losses expired in 1996 associated with the closing of a foreign facility.

     It is management's intention to permanently reinvest a substantial portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No funds were repatriated during 1996, 1995 or 1994. Unrepatriated earnings, upon which income taxes have not been accrued, amounted to approximately $51,570,000 at December 31, 1996. The related amount of income taxes would approximate $12,165,000.

                                       BEL FUSE INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

                                                                       Adjustments
                                          United         Foreign           and
                                          States       Countries(1)    Eliminations     Consolidated
                                       -----------     -----------     ------------     ------------
1996
----
Sales to unaffiliated
 customers ........................    $41,538,256     $23,919,265     $       -        $65,457,521
Transfers between
 geographic areas .................      4,356,898      30,148,968      (34,505,866)           -
                                       -----------     -----------     ------------     -----------
     Total Revenues ...............    $45,895,154     $54,068,233     $(34,505,866)    $65,457,521
                                       ===========     ===========     ============     ===========
Operating income ..................    $ 1,500,248     $ 5,923,939     $       -        $ 7,424,187
                                       ===========     ===========     ============     ===========
Identifiable assets
 as at December 31, 1996 ..........    $21,716,125     $59,458,585     $ (9,560,702)    $71,614,008
                                       ===========     ===========     ============     ===========

1995
----
Sales to unaffiliated
 customers ........................    $44,702,623     $26,003,688     $       -        $70,706,311
Transfers between
 geographic areas .................      6,580,116      35,775,197      (42,355,313)           -
                                       -----------     -----------     ------------     -----------
     Total Revenues ...............    $51,282,739     $61,778,885     $(42,355,313)    $70,706,311
                                       ===========     ===========     ============     ===========
Operating income ..................    $ 1,155,081     $ 6,406,525     $       -        $ 7,561,606
                                       ===========     ===========     ============     ===========
Identifiable assets
 as at December 31, 1995 ..........    $23,407,811     $52,011,394     $(10,943,531)    $64,475,674
                                       ===========     ===========     ============     ===========

1994
----
Sales to unaffiliated
 customers ........................    $25,917,319     $19,829,405     $       -        $45,746,724
Transfers between
 geographic areas .................      1,674,378      17,256,984      (18,931,362)           -
                                       -----------     -----------     ------------     -----------
     Total Revenues ...............    $27,591,697     $37,086,389     $(18,931,362)    $45,746,724
                                       ===========     ===========     ============     ===========
Operating (loss) ..................    $  (621,758)    $(1,439,225)    $       -        $(2,060,983)
                                       ===========     ===========     ============     ===========

Identifiable assets
 as at December 31, 1994 ..........    $15,184,984     $44,958,132     $ (8,490,081)    $51,653,035
                                       ===========     ===========     ============     ===========


(1)  Consist principally of operations in the Far East.


                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The territories of Hong Kong and Macau will revert to the People's Republic of China pursuant to long-term land leases which expire in the middle of 1997 and the end of 1999, respectively. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 52% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     The Company's research and development facilities are located in California, Indiana, and Hong Kong. Research and development costs amounted to $3,529,000 in 1996, $3,384,000 in 1995 and $2,993,000 in 1994.

     The Company had sales in excess of ten percent to customers who manufacture electronic equipment as follows: The amounts and percentages were approximately $12,853,000 (19.6%), $7,313,000 (11.2%) and $6,670,000 (10.2%) in 1996;
$9,163,000 (13%) and $8,606,000 (12%) in 1995 and $4,602,000 (10%) in 1994.

     7. RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan, a contributory stock ownership and savings 401(K) plan which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock. The expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $136,000, $137,000 and $125,000, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $267,000, $311,000 and $345,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan. As of December 31, 1996, the Fund owned 16,847 shares of Bel Fuse Inc. common stock.

8. STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 700,000 shares. Substantially all options outstanding become exercisable twenty-five (25%) percent one year from the date of grant and twenty-five (25%) percent for each year of the three years thereafter. The price of the options granted pursuant to the plan will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after five years from the date granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

     Net earnings - as reported .......................    $7,805,530
     Net earnings - pro forma .........................    $7,667,434
     Earnings per share - as reported .................    $1.54
     Earnings per share - pro forma ...................    $1.51

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividends yield of -0-%, expected volatility of 52%, risk-free interest rate of 5.1%, and expected lives of 6 years.

     On May 26, 1994, the Company cancelled 103,500 options to employees exercisable at $9.125 to $9.75 per share and regranted them at an option price of $6.50 per share (market value at May 26, 1994). On May 26, 1994, the Company granted options to employees covering 43,000 shares at option prices of $6.50 to $7.00 per share and on September 27, 1994, 40,000 options to officers of the Company at an option price of $7.70 per share.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     8. STOCK OPTION PLAN (Continued)

     Information regarding the Company's Plan for 1996, 1995 and 1994 is as follows:

                                                     1996                                 1995                      1994
                                           --------------------------           ------------------------           ------
                                                            Weighted-                          Weighted-
                                                             Average                            Average
                                                            Exercise                           Exercise
                                            Shares           Price              Shares          Price              Shares
                                           --------         --------            ------         --------            ------
Options outstanding,
 beginning of year ................        142,000           $6.92              242,750          $5.73            203,782
Options exercised .................        (19,375)           6.55              (86,250)          3.60            (30,907)
Options granted ...................         71,000           14.00                 -               -              186,500
Options cancelled .................         (7,625)           8.59              (14,500)          3.60           (116,625)
                                           -------            ----             --------          -----            -------
Options outstanding,
 end of year ......................        186,000           $9.59              142,000          $6.92            242,750
                                           =======           =====              =======          =====            =======
Options price range
 at end of year ...................    $6.50 to $14.00                      $3.75 to $7.70         -       $2.34 to $7.70

Option price range for
 exercised shares .................     $3.75 to $7.00                      $2.34 to $7.00         -       $2.34 to $3.75

Options available for
 grant at end of year .............        155,000                              218,375            -              203,875

Weighted-average fair value
 of options, granted during
 the year .........................          $7.78           $ -                 $ -             $ -               $ -



     The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                                       Weighted-
                                        Number          Average         Weighted         Number        Weighted-
   Range of                          Outstanding       Remaining         Average      Exercisable       Average
   Exercise                          at December      Contractual       Exercise      at December      Exercise
    Prices                            31, 1996          Life             Price         31, 1996         Price
   --------                          -----------      -----------      ---------      -----------      -------

$ 6.50 to $ 7.70 .................     117,000          3 years          $ 7.00          41,000         $ 7.16

$14.00 ...........................      69,000          5 years          $14.00            --             --
----------------                       -------                                           ------
$ 6.50 to $14.00 .................     186,000                                           41,000
================                       =======                                           ======



9. RELATED PARTY TRANSACTIONS

     At December 31, 1996 accrued expenses includes compensation payable to the Company's President in the amount of $100,000.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases various facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

                           Years Ending December 31,
             1997 .....................................    $391,000
             1998 .....................................     287,000
             1999 .....................................     184,000
             2000 .....................................      65,000
             Thereafter ...............................      55,000
                                                           --------
                                                           $982,000
                                                           ========

     Rental expense was approximately $442,000, $474,000 and $318,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     CREDIT FACILITIES

     The Company has two domestic unsecured lines of credit amounting to $5,000,000 which was unused at December 31, 1996. The lines of credit are renewable annually.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in August, 1997 and was unused at December 31, 1996. Borrowing on the line of credit is guaranteed by the U.S. parent.

     PRODUCTION ARRANGEMENTS

     The Company's Hong Kong subsidiary has an agreement with a contractor in the People's Republic of China for the assembly of electronic components. The Company advanced the contractor monies for the construction of a 50,000 square foot facility of which $226,000 is outstanding at December 31, 1996. The Company is obligated to the contractor in the amount of approximately $259,000 a year through 2003 for minimum labor charges which will be offset in part by the $226,000 owed to the Company by the contractor.

     LITIGATION

     In March 1996, legal proceedings were commenced relating to a claim by a former investment banker of the Company seeking certain fees in connection with the Company's acquisition of common stock of Pulse Engineering, Inc. ("Pulse") and the subsequent acquisition of Pulse by Technitrol, Inc. This claim was settled during December, 1996. The settlement did not have a material impact on the Company's financial position or results of operations.

                                         BEL FUSE INC. AND SUBSIDIARIES
                                        SELECTED QUARTERLY FINANCIAL DATA
                                                   (UNAUDITED)

                                                                                                      Total Year
                                                                                                         Ended
                                   March 31,        June 30,      September 30,     December 31,     December 31,
                                     1996             1996             1996             1996             1996
                                 -----------      -----------      -----------      -----------      -----------
Net sales ....................   $17,262,328      $16,143,604      $14,426,471      $17,625,118      $65,457,521

Gross profit .................     5,221,978        4,820,460        3,805,931        5,069,687       18,918,056

Net earnings .................     2,232,909        2,186,273        1,231,936        2,154,412        7,805,530

Earnings per share (1) .......          $.44             $.43             $.24             $.42            $1.54



                                                                                                      Total Year
                                                                                                         Ended
                                   March 31,        June 30,      September 30,     December 31,     December 31,
                                     1995             1995             1995             1995             1995
                                 -----------      -----------      -----------      -----------      -----------
Net sales ....................   $15,849,971      $18,110,282      $17,567,632      $19,178,426      $70,706,311

Gross profit .................   $ 4,212,339      $ 4,720,512      $ 4,977,803      $ 6,205,601      $20,116,255

Net earnings .................   $ 1,473,572      $ 1,496,735      $ 1,979,700      $ 3,148,068      $ 8,098,075

Earnings per share (1) .......          $.30             $.30             $.39             $.62            $1.62


(1)  Earnings per share is computed on a quarterly basis. The quarterly amounts of earnings per share may not agree to the total for the year.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

     ITEM 10. DIRECTORS OF THE REGISTRANT

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Shareholders.

     ITEM 11. EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Shareholders.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Shareholders.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K
                                                                        Page
                                                                     ----------
     (a)
     1.  Financial statements filed as a part of this report:

         Independent Auditors' Report ............................       F-1

         Consolidated Balance Sheets as of December 31,
           1996 and 1995 .........................................    F-2 - F-3

         Consolidated Statements of Operations for Each
           of the Three Years in the Period Ended
           December 31, 1996 .....................................       F-4

         Consolidated Statements of Stockholders' Equity
           for Each of the Three Years in the Period
           Ended December 31, 1996 ...............................       F-5

         Consolidated Statements of Cash Flows for Each
           of the Three Years in the Period Ended
           December 31, 1996 .....................................    F-6 - F-8

         Notes to Consolidated Financial Statements ..............    F-9 - F-19

         Selected Quarterly Financial Data - Years Ended
           December 31, 1996 and 1995 (Unaudited) ................       F-20

     2. Financial statement schedules filed as part of this report:

         Schedule II:  Valuation and Qualifying Accounts .........       S-1

         All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b)
     3.  Exhibits filed as part of this report.

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K (Continued)


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

        10.1 Agency agreement dated October 1, 1988 between Bel Fuse Ltd. and Rush Profit Ltd. -- Incorporated by reference to Exhibit
                 10.1 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

        10.2     Contract dated March 16, 1990 between Accessorios
                 Electronicos (Bel Fuse Macau Ltd.) and the Government of Macau. -- Incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

        10.3 Loan agreement dated February 14, 1990 between Bel Fuse, Ltd. (as lender) and Luen Fat Lee Electronic Factory (as borrower).
                 - Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        10.4 Lease dated March 20, 1992 between the Company's Central Coil Company, Inc. subsidiary (as lessee) and lessor. -- Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

        10.5     Stock Option Plan - Incorporated by reference to Exhibit
                 28.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-53462) filed with the Securities and Exchange Commission on October 20, 1992.

        10.6 Contract for purchase of the new manufacturing and office space of the Company's Macau subsidiary located in Macau, dated May 4, 1993 between Fundicio e Construciones Mecanicas (Macau) S.A.R.L. (seller) and Accessorios Electronicos "Bel Fuse" Macau LDA (buyer) -- Incorporated by reference to
                 Exhibit 10-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K (Continued)


     Exhibit No.:
     ------------
        11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

        22.1     Subsidiaries of the Registrant.

        23.1     Consent of Independent Auditors.

        27.1     Financial Data Schedule.


     (c) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          BEL FUSE, INC.


                                          By: /s/ DANIEL BERNSTEIN
                                              --------------------------------
                                              Daniel Bernstein, President

Dated:  March 28, 1997


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ ELLIOT BERNSTEIN              Chairman of the Board
-------------------------           and Director (Principal       March 28, 1997
    Elliot Bernstein                Executive Officer)


/s/ DANIEL BERNSTEIN              President, (Principal
-------------------------           Financial and Accounting      March 28, 1997
    Daniel Bernstein                Officer) and Director


/s/ HOWARD B. BERNSTEIN           Director                        March 28, 1997
-------------------------
    Howard B. Bernstein


/s/ ROBERT H. SIMANDL             Director                        March 28, 1997
-------------------------
    Robert H. Simandl


/s/ PETER GILBERT                 Director                        March 28, 1997
-------------------------
    Peter Gilbert


/s/ JOHN TWEEDY                   Director                        March 28, 1997
-------------------------
    John Tweedy


                                  Director                        March 28, 1997
-------------------------
    John Johnson

                          SUBSIDIARIES OF BEL FUSE INC.


                                                         Jurisdiction of
                Name                                      Incorporation
                ----                                      -------------

    Bel Fuse Limited                                     Hong Kong

    Bel Fuse Macau LDA                                   Macau

    Bel Hybrids and Magnetics Inc.                       Indiana

    Bel Fuse Acquisition Corporation                     Delaware

    Bel Fuse Europe Ltd.                                 United Kingdom

                                                BEL FUSE INC. AND SUBSIDIARIES
                                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                Column A                              Column B        Column C         Column D      Column E        Column F
                --------                              --------        --------         --------      --------        --------
                                                                              Additions
                                                                      -------------------------
                                                                         (1)            (2)
                                                                       Charged        Charged
                                                      Balance at      to profit       to other                        Balance
                                                      Beginning       and loss        accounts       Deductions      at close
              Description                             of period       or income      (describe)      (describe)      of period
              -----------                             ---------       ---------      ----------      ----------      ---------
Year ended December 31, 1996
  Allowance for doubtful accounts                     $155,000        $ 40,000       $  --           $  --           $195,000
                                                      ========        ========       ========        ========        ========
  Allowance for excess and obsolete
   inventory                                          $141,000        $600,000       $  --           $641,000(a)     $100,000
                                                      ========        ========       ========        ========        ========
Year ended December 31, 1995
  Allowance for doubtful accounts                     $ 70,000        $ 85,000       $  --           $  --           $155,000
                                                      ========        ========       ========        ========        ========
  Allowance for excess and obsolete
   inventory                                          $  --           $141,000       $  --           $  --           $141,000
                                                      ========        ========       ========        ========        ========
Year ended December 31, 1994
  Allowance for doubtful accounts                     $ 70,000        $ 16,175       $  --           $ 16,175(a)     $ 70,000
                                                      ========        ========       ========        ========        ========
---------------

(a) Write offs.
