Form 10-Q
period 1997-03-31
BEL FUSE INC /NJ
filed 1997-05-12
CIK 729580

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

     At May 1, 1997, there were 5,073,195 shares of Common Stock, $.10 par value, outstanding.
================================================================================

                                 BEL FUSE INC.

                                     INDEX


                                                                     Page Number
                                                                     -----------

Part I.                    Financial Information

  Item 1.                  Financial Statements                           1

                           Consolidated Balance Sheets as of
                           March 31, 1997 (unaudited) and
                           December 31, 1996                            2-3

                           Consolidated Statements of Operations
                           for the Three Months Ended
                           March 31, 1997 and 1996 (unaudited)            4

                           Consolidated Statements of
                           Cash Flows for the Three Months
                           Ended March 31, 1997 and 1996
                           (unaudited)                                  5-6

                           Notes to Consolidated Financial
                           Statements (unaudited)                       7-8

  Item 2.                  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               9-11

Part II.                   Other Information

  Item 1.                  Legal Proceedings                             12

  Item 6.                  Exhibits and Reports on Form 8-K              12

Signatures                                                               13

PART I.   Financial Information

    Item 1.     Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   March 31,       December 31,
                                                     1997              1996
                                                 -----------       -----------
                                                 (unaudited)
Current Assets:
  Cash and cash equivalents ...................  $21,947,633       $23,498,491
  Marketable securities .......................    4,347,610         2,981,020
  Accounts receivable, less allowance
   for doubtful accounts of $195,000 ..........    8,431,920         8,866,440
  Inventories .................................    9,814,403         8,411,540
  Prepaid expenses and other current
   assets .....................................      533,298           479,012
  Deferred income taxes .......................      101,000           101,000
                                                 -----------       -----------
      Total Current Assets ....................   45,175,864        44,337,503

Property, plant and equipment - net ...........   26,820,507        26,321,014

Other assets ..................................      842,073           955,491
                                                 -----------       -----------
      TOTAL ASSETS ............................  $72,838,444       $71,614,008
                                                 ===========       ===========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,       December 31,
                                                     1997              1996
                                                 -----------       -----------
                                                 (unaudited)
Current Liabilities:
  Accounts payable                               $ 2,738,651       $ 3,297,825
  Accrued expenses                                 4,099,313         3,846,626
  Income taxes payable                               448,858           320,460
                                                 -----------       -----------
      Total Current Liabilities                    7,286,822         7,464,911
Deferred income taxes                                812,000           750,000
                                                 -----------       -----------
      Total Liabilities                            8,098,822         8,214,911
                                                 -----------       -----------
Stockholders' Equity:
  Preferred stock, no par value --
   authorized 1,000,000 shares;
   none issued                                         --                --
  Common stock, par value $.10 per
   share - authorized 10,000,000
   shares; outstanding 5,073,195 and
   5,070,820 shares                                  507,320           507,082
  Additional paid-in capital                       6,994,412         6,978,900
  Retained earnings                               57,230,695        55,920,836
  Cumulative currency translation
   adjustment                                          7,195            (7,721)
                                                 -----------       -----------
      Total Stockholders' Equity                  64,739,622        63,399,097
                                                 -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $72,838,444       $71,614,008
                                                 ===========       ===========

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three  Months Ended
                                                  ---------------------------
                                                            March 31,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
Sales .........................................   $15,962,204     $17,262,328
                                                  -----------     -----------
Costs and Expenses:
  Cost of sales ...............................    11,370,115      12,040,350
  Selling, general and administrative
   expenses ...................................     3,093,309       2,794,291
                                                  -----------     -----------
                                                   14,463,424      14,834,641
                                                  -----------     -----------

Income from operations ........................     1,498,780       2,427,687

Other income -- net ...........................       340,079         166,222
                                                  -----------     -----------

Earnings before income taxes ..................     1,838,859       2,593,909

Income tax provision ..........................       529,000         361,000
                                                  -----------     -----------

Net earnings ..................................   $ 1,309,859     $ 2,232,909
                                                  ===========     ===========


Earnings per common share .....................          $.26            $.44
                                                          ===             ===

Weighted average number of common
  shares outstanding ........................     5,072,094       5,051,857
                                                  ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        Three  Months Ended
                                                   ---------------------------
                                                             March 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------
Cash flows from operating activities:
   Net income ..................................   $ 1,309,859     $ 2,232,909
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization ...............       775,307         763,745
   Deferred income taxes .......................        62,000         104,000
   Net loss on sale of marketable
    securities .................................          --               888
   Changes in operating assets and
    liabilities ................................    (1,133,907)        633,300
                                                   -----------      -----------
      Net Cash Provided by Operating
        Activities .............................     1,013,259       3,734,842
                                                   -----------     -----------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment ....................................    (1,269,628)       (465,383)
 Purchase of marketable securities .............    (2,000,000)           -
 Proceeds from sale of marketable
  securities ...................................       633,410         400,000
 Proceeds from repayment by contractor .........        41,445          14,750
                                                   -----------      -----------
      Net Cash (used in) Investing
        Activities .............................    (2,594,773)        (50,633)
                                                   -----------     -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ......         15,750          24,500
                                                   -----------     -----------

Effect of exchange rate changes on
 cash and cash equivalents .....................        14,906            --
                                                   -----------     -----------
Net (Decrease) Increase in Cash ................    (1,550,858)      3,708,709
Cash and Cash Equivalents --
 beginning of period ...........................    23,498,491       8,343,925
                                                   -----------     -----------
Cash and Cash Equivalents --
 end of period .................................   $21,947,633     $12,052,634
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)


                                                         Three  Months Ended
                                                    ---------------------------
                                                              March 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Changes in operating assets and liabilities
 consist of:
  Decrease in accounts receivable ...............   $   434,520     $ 1,189,993
  (Increase) decrease in inventories ............    (1,402,863)        393,124
  (Increase) in prepaid expenses and
   other current assets .........................       (95,731)       (301,983)
  Decrease in other assets ......................       108,246          61,819
  (Decrease) in accounts payable ................      (559,174)       (657,300)
  Increase (decrease) in accrued
   expenses .....................................       252,697        (110,824)
  Increase in income taxes payable ..............       128,398          58,471
                                                    -----------     -----------
                                                    $(1,133,907)    $   633,300
                                                    ===========     ===========
Supplementary information:
Cash paid during the period for:
    Interest ....................................   $      --       $      --
                                                    ===========     ===========
    Income taxes ................................   $   337,000     $   184,000
                                                    ===========     ===========

Supplemental disclosures of non-cash
 activities:
   Unrealized gains on marketable
     securities .................................   $      --       $   223,197
                                                    ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1996 financial statements have been reclassified to conform to March 31, 1997 classifications. The information for December 31, 1996 was derived from audited financial statements.

2. Earnings Per Share - Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at March 31, 1997 and 1996 was not material.

3. Inventories consist of the following:

                                     March 31, 1997       December 31, 1996
                                     --------------       -----------------

Raw materials ....................    $ 6,933,550            $ 5,718,079
Work-in-process ..................         76,108                 89,660
Finished goods ...................      2,804,745              2,603,801
                                      -----------            -----------
                                      $ 9,814,403            $ 8,411,540
                                      ===========            ===========


4. Property, plant and equipment consists of the following:

                                     March 31, 1997       December 31, 1996
                                     --------------       -----------------

Land .............................    $   835,218            $   835,218
Buildings and improvements .......     13,708,175             13,510,703
Machinery and equipment ..........     33,928,159             32,856,003
Idle property held for sale ......        935,000                935,000
                                      -----------             -----------
                                       49,406,552             48,136,924
Less accumulated
 depreciation and
 amortization ....................     22,586,045             21,815,910
                                      -----------             -----------
Net property, plant and
 equipment .......................    $26,820,507            $26,321,014
                                      ===========             ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company will begin reporting net income per share according to this new standard in its 1997 annual report on Form 10K. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the Company's computation of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.
                                             Percentage of Net Sales
                                             -----------------------
                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                               1997          1996
                                               ----          ----
Net sales .................................   100.0%        100.0%
Cost of sales .............................    71.2          69.8
Selling, general and
 administrative expenses ..................    19.4          16.2
Other income, net of
 interest expense .........................     2.1           1.0
Earnings before income
 tax provision ............................    11.5          15.0
Income tax provision ......................     3.3           2.1
Net earnings ..............................     8.2          12.9

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease)
                                        --------------------
                                          from Prior Period
                                        --------------------
                                        Three Months Ended
                                              March 31,
                                       1997 compared with 1996
                                       -----------------------
Net sales .............................        (7.5)%
Cost of sales .........................        (5.6)
Selling, general and
 administrative expenses ..............        10.7
Other income - net ....................       104.6
Earnings before income tax
 provision ............................       (29.1)
Income tax provision ..................        46.5
Net earnings ..........................       (41.3)

  Sales

     Net sales decreased 7.5% from $17,262,328 during the first three months of 1996 to $15,962,204 during the first three months of 1997. The Company attributes this decrease primarily to reduced sales of customer-specific value-added circuits and assemblies offset, in part, by sales growth in network and fuse products.

  Cost of Sales

     Cost of sales as a percentage of net sales increased 1.4% from 69.8% during the first three months of 1996 to 71.2% during the first three months of 1997. The increase in the cost of sales percentage is primarily attributable to increases in direct labor due to the current sales mix which has higher direct labor associated with it offset, in part, by lower material content associated with the current sales mix.

  Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased from 16.2% for the first three months of 1996 to 19.4% for the first three months of 1997. The Company attributes the increase primarily to increases in sales salaries and related expenses and the decrease in sales. Selling, general and administrative expenses increased in dollar amount by 10.7%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales salaries and sales related expenses.

  Other Income and Expenses

     Other income, consisting of interest and dividends earned on marketable securities and on cash equivalents, increased by approximately $174,000 from the first three months of 1996 to the first three months of 1997. The increase is primarily due to higher earnings on invested funds due to higher average balances in 1997 compared to 1996.

  Provision for Income Taxes

     The provision for income taxes for the first three months of 1996 was $361,000 as compared to $529,000 for the first three months of 1997. This increase is due primarily to higher United States pretax earnings for the first three months of 1997 versus 1996 despite lower overall Company earnings.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau.

  Liquidity and Capital Resources

     Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. This statement represents a forward-looking statement. Actual results could differ materially from such statement if the Company experiences substantial unanticipated cash requirements.

     The Company has lines of credit, all of which were unused at March 31, 1997, in the aggregate amount of $7,000,000, of which $5,000,000 is from domestic banks and $2,000,000 is from foreign banks.

     The Company has entered into an agreement to purchase an additional 3,100 square feet of manufacturing space in Hong Kong for approximately $260,000.

     During the first three months of 1997, the Company's cash and cash equivalents decreased by $1.6 million, reflecting $2.0 million in purchases of marketable securities and $1.3 million in purchases of plant and equipment, offset in part by $1.0 million provided by operating activities and $.6 million from the sale of marketable securities.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first three months of 1997 or 1996.

     Cash, accounts receivable and marketable securities comprised approximately 47.7% and 49.3% of the Company's total assets at March 31, 1997 and December 31, 1996, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.2 to 1 and 5.9 to 1 at March 31, 1997 and December 31, 1996, respectively.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-K for the year ended December 31, 1996.

PART II.     Other Information

      Item 1.  Legal Proceedings

                    See Item 3 of the  Company's  Form 10-K for the year ended
               December 31, 1996.

      Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:  Exhibit 27.1 Financial Data Schedule.

         (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BEL FUSE INC.


                                      By: /s/ DANIEL BERNSTEIN
                                          ---------------------------------
                                          Daniel Bernstein, President
                                          (Principal Financial and
                                          Accounting Officer)

Dated:  May 13, 1997