Form 10-Q
period 1997-06-30
BEL FUSE INC /NJ
filed 1997-08-12
CIK 729580

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

     At August 1, 1997, there were 5,074,945 shares of Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
Part I.        Financial Information

  Item 1.      Financial Statements                                       1

               Consolidated Balance Sheets as of
               June 30, 1997 (unaudited) and
               December 31, 1996                                        2 - 3

               Consolidated Statements of Operations
               for the Six Months and Three Months
               Ended June 30, 1997 and 1996 (unaudited)                   4

               Consolidated Statements of
               Cash Flows for the Six Months
               Ended June 30, 1997 and 1996
               (unaudited)                                              5 - 6

               Notes to Consolidated Financial
               Statements (unaudited)                                   7 - 8

  Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                            9 - 12

Part II.       Other Information

  Item 1.      Legal Proceedings                                         13

  Item 4.      Submission of Matters to a Vote
               of Security Holders                                       13

  Item 6.      Exhibits and Reports on Form 8-K                          13

Signatures                                                               14

PART I.  Financial Information

  Item 1.  Financial Statements
           ---------------------

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

     The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    June 30,        December 31,
                                                     1997               1996
                                                 ------------       ------------
                                                 (unaudited)

Current Assets:
    Cash and cash equivalents                    $20,640,328        $23,498,491
    Marketable securities                          3,963,220          2,981,020
    Accounts receivable, less allowance
      for doubtful accounts of $195,000           10,619,865          8,866,440
    Inventories                                   10,562,175          8,411,540
    Prepaid expenses and other current
      assets                                         719,030            479,012
    Deferred income taxes                            101,000            101,000
                                                 -----------        -----------
         Total Current Assets                     46,605,618         44,337,503

Property, plant and equipment - net               28,556,479         26,321,014

Other assets                                         798,420            955,491
                                                 -----------        -----------
         TOTAL ASSETS                            $75,960,517        $71,614,008
                                                 ===========        ===========





                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,       December 31,
                                                       1997             1996
                                                   -----------      ------------
                                                    (unaudited)

Current Liabilities:
    Accounts payable                               $ 3,002,473      $ 3,297,825
    Accrued expenses                                 4,821,505        3,846,626
    Income taxes payable                               333,320          320,460
                                                   -----------      -----------
         Total Current Liabilities                   8,157,298        7,464,911

Deferred income taxes                                  912,000          750,000
                                                   -----------      -----------
         Total Liabilities                           9,069,298        8,214,911
                                                   -----------      -----------
Stockholders' Equity:
    Preferred stock, no par value -
      authorized 1,000,000 shares;
      none issued                                         --               --
    Common stock, par value $.10 per
      share - authorized 10,000,000
      shares; outstanding 5,074,945 and
      5,070,820 shares                                 507,495          507,082
    Additional paid-in capital                       7,012,612        6,978,900
    Retained earnings                               59,363,457       55,920,836
    Cumulative currency translation
      adjustment                                         7,655           (7,721)
                                                   -----------      -----------
         Total Stockholders' Equity                 66,891,219       63,399,097
                                                   -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                  $75,960,517      $71,614,008
                                                   ===========      ===========






                 See notes to consolidated financial statements.


                                              BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)

                                               Six Months Ended              Three Months Ended
                                                    June 30,                       June 30,
                                          ---------------------------    --------------------------
                                             1997            1996           1997            1996
                                          -----------     -----------    -----------    -----------
Sales                                     $34,710,894     $33,405,932    $18,748,690    $16,143,604
                                          -----------     -----------    -----------    -----------

Costs and Expenses:

    Cost of sales                          24,478,017      23,363,494     13,107,902     11,323,144
    Selling, general and
     administrative expenses                6,503,284       5,699,664      3,408,975      2,905,373
                                          -----------     -----------    -----------    -----------
                                           30,981,301      29,063,158     16,516,877     14,228,517
                                          -----------     -----------    -----------    -----------

Income from operations                      3,729,593       4,342,774      2,231,813      1,915,087

Other income - net                            682,028       1,453,628        341,949      1,287,406

Interest (expense)                               --             1,220           --            1,220
                                          -----------     -----------    -----------    -----------
Earnings before income taxes                4,411,621       5,795,182      2,573,762      3,201,273

Income tax provision                          969,000       1,376,000        441,000      1,015,000
                                          -----------     -----------    -----------    -----------
Net earnings                              $ 3,442,621     $ 4,419,182    $ 2,132,762    $ 2,186,273
                                          ===========     ===========    ===========    ===========


Earnings per common share                        $.68            $.87           $.42           $.43
                                                 ====            ====           ====           ====

Weighted average number of
 common shares outstanding                  5,072,919       5,051,857      5,073,736      5,061,919
                                            =========       =========      =========      =========



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                --------------------------------
                                                    1997                1996
                                                -----------         -----------
Cash flows from operating activities:
     Net income                                 $ 3,442,621         $ 4,419,182
 Adjustments to reconcile net income
    to net cash provided by operating
     activities:
     Depreciation and amortization                1,630,050           1,419,396
     Deferred income taxes                          162,000            (325,000)
     Tax effect on non-qualifying
      disposition of stock options                    7,000              42,000
     Net (gain) on sale of marketable
      securities                                       --            (1,152,237)

     Changes in operating assets and
      liabilities                                (3,375,201)          1,244,712
                                                -----------         -----------
         Net Cash Provided by Operating
          Activities                              1,866,470           5,648,053
                                                -----------         -----------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                      (3,855,172)         (1,072,633)
 Purchase of marketable securities               (3,962,825)         (1,023,641)
 Proceeds from sale of marketable
  securities                                      2,982,450           5,683,465
 Proceeds from repayment by contractor               83,789              39,500
                                                -----------         -----------
         Net Cash (used in) provided by
          Investing Activities                   (4,751,758)          3,626,691
                                                -----------         -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options             27,125             122,562
                                                -----------         -----------

Net (Decrease) Increase in Cash                  (2,858,163)          9,397,306

Cash and Cash Equivalents -
 beginning of period                             23,498,491           8,343,925
                                                -----------         -----------
Cash and Cash Equivalents -
 end of period                                  $20,640,328         $17,741,231
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                -------------------------------
                                                    1997               1996
                                                -----------        -----------
Changes in operating assets and
 liabilities consist of:
    (Increase) decrease in accounts
     receivable                                 $(1,753,425)       $ 1,111,774
    (Increase) decrease in inventories           (2,150,635)         1,282,854
    (Increase) in prepaid expenses and
     other current assets                          (323,807)          (407,379)
    Decrease in other assets                        146,728             74,495
    (Decrease) in accounts payable                 (295,352)        (1,571,950)
    Increase in accrued expenses                    988,430            257,887
    Increase in income taxes payable                 12,860            497,031
                                                -----------        -----------
                                                $(3,375,201)       $ 1,244,712
                                                ===========        ===========

Supplementary information:
Cash paid during the period for:

    Interest                                    $      --          $     1,220
                                                ===========        ===========
    Income taxes                                $   787,941        $   778,775
                                                ===========        ===========

Supplemental disclosures of non-cash
 activities:

   Unrealized gains on marketable
      securities                                $      --          $  (457,600)
                                                ===========        ===========




                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of June 30, 1997, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the June 30, 1996 financial statements have been reclassified to conform to June 30, 1997 classifications. The information for December 31, 1996 was derived from audited financial statements.

2. Earnings Per Share - Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at June 30, 1997 and 1996 was not material.

3. Inventories consist of the following:

                                June 30, 1997             December 31, 1996
                                -------------             -----------------
Raw materials                    $ 6,878,294                 $ 5,718,079
Work-in-process                       66,475                      89,660
Finished goods                     3,617,406                   2,603,801
                                 -----------                 -----------
                                 $10,562,175                 $ 8,411,540
                                 ===========                 ===========


4. Property, plant and equipment consists of the following:

                                June 30, 1997             December 31, 1996
                                -------------             -----------------
Land                             $ 1,165,821                 $   835,218
Buildings and improvements        13,963,648                  13,510,703
Machinery and equipment           35,927,627                  32,856,003
Idle property held for sale          935,000                     935,000
                                 -----------                 -----------
                                  51,992,096                  48,136,924
Less accumulated
 depreciation and
 amortization                     23,435,617                  21,815,910
                                 -----------                 -----------
Net property, plant and
 equipment                       $28,556,479                 $26,321,014
                                 ===========                 ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company will begin reporting net income per share according to this new standard in its 1997 annual report on Form 10-K. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the Company's computation of earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") and No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Both of these statements are effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting these standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

     Results of Operations
     ---------------------
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                             Percentage of Net Sales
                                  -------------------------------------------
                                    Six Months Ended       Three Months Ended
                                        June 30,                 June 30,
                                  -------------------      ------------------
                                   1997         1996        1997        1996
                                  ------       ------      ------      ------

Net sales                         100.0%       100.0%      100.0%      100.0%
Cost of sales                      70.5         69.9        69.9        70.1
Selling, general and
  administrative expenses          18.7         17.1        18.2        18.0
Other income, net of
  interest expense                  2.0          4.3         1.8         7.9
Earnings before income
  tax provision                    12.7         17.3        13.7        19.8
Income tax provision                2.8          4.1         2.3         6.3
Net earnings                        9.9         13.2        11.4        13.5

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                       Increase (Decrease) from Prior Period
                                   --------------------------------------------
                                    Six Months Ended         Three Months Ended
                                     June 30, 1997             June 30, 1997
                                   compared with 1996        compared with 1996
                                   ------------------        ------------------

Net sales                                 3.9 %                    16.1 %
Cost of sales                             4.8                      15.8
Selling, general and
  administrative
  expenses                               14.1                      17.3
Other income - net                      (53.1)                    (73.4)
Earnings before
 income tax provision                   (23.9)                    (19.6)
Income tax provision                    (29.6)                    (56.6)
Net earnings                            (22.1)                     (2.5)

     Six Months 1997 vs. Six Months 1996
     -----------------------------------

     Sales
     -----
     Net sales increased 3.9% from $33,405,932 during the first six months of 1996 to $34,710,894 during the first six months of 1997. The Company attributes this increase primarily to sales growth in magnetic components for network and fuse products offset, in part, by reduced sales of customer-specific value-added circuits and assemblies. Sales growth consisted of growth in unit sales.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales increased .6% to 70.5% during the first six months of 1997 from 69.9% during the first six months of 1996. The increase in the cost of sales percentage is primarily attributable to increases in direct labor due to the current sales mix which has higher direct labor associated with it offset, in part, by lower material content associated with the current sales mix.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales increased from 17.1% for the first six months of 1996 to 18.7% for the first six months of 1997. The Company attributes the increase primarily to increases in sales salaries and sales related expenses. Selling, general and administrative expenses increased in dollar amount by 14.1%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales salaries and sales related expenses.

     Other Income and Expenses
     -------------------------
     Other income, consisting of net realized gains on the sale of marketable securities, interest and dividends earned on marketable securities and on cash equivalents, decreased by approximately $771,600 from the first six months of 1996 to the first six months of 1997. The decrease is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock during the first six months of 1996 offset in part by higher earnings on invested funds due to higher average balances in 1997 compared to 1996.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes for the first six months of 1996 was $1,376,000 as compared to $969,000 for the first six months of 1997. This decrease is due primarily to higher pretax earnings for the first six months of 1996 versus 1997 (including the gain on the sale of Technitrol, Inc. common stock during the second quarter of 1996) offset in part by higher United States pretax earnings during the first six months of 1997.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau.

Three Months 1997 vs. Three Months 1996
---------------------------------------

     Sales
     -----
     Sales increased 16.1% to $18,748,690 during the second quarter of 1997 from $16,143,604 during the second quarter of 1996. The Company attributes the increase primarily to the reason set forth in the six month analysis.

     Cost of Sales
     -------------
     Cost of sales as a percentage of net sales remained relatively constant during the second quarter of 1997 as compared to 1996.

     Selling, General and Administrative Expenses
     --------------------------------------------
     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant during the second quarter of 1997 as compared to 1996. Selling, general and administrative expenses increased in dollar amount by 17.3%. The Company attributes the increase in dollar amount to the reasons set forth in the six month analysis.

     Other Income and Expense
     ------------------------
     Other income decreased for the second quarter of 1997 compared to the second quarter of 1996 due to those reasons set forth in the six month analysis.

     Provision for Income Taxes
     --------------------------
     The provision for income taxes decreased to $441,000 for the second quarter of 1997 from $1,015,000 for the second quarter of 1996 primarily for those reasons set forth in the six month analysis.

     Liquidity and Capital Resources
     -------------------------------
     Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. This statement represents a forward-looking statement. Actual results could differ materially from such statement if the Company experiences substantial unanticipated cash requirements.

     The Company has lines of credit, all of which were unused at June 30, 1997, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     During the first six months of 1997, the Company's cash and cash equivalents decreased by $2.9 million, reflecting $4.0 million in purchases of marketable securities and $3.9 million in purchases of plant and equipment, offset in part by $1.9 million provided by operating activities and $3.0 million from the sale of marketable securities.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated funds were distributed to the parent corporation, such funds would be subject to United States federal income taxes. No funds were repatriated during the first six months of 1997 or 1996.

     Cash, accounts receivable and marketable securities comprised approximately 46.4% and 49.3% of the Company's total assets at June 30, 1997 and December 31, 1996, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.7 to 1 and 5.9 to 1 at June 30, 1997 and December 31, 1996, respectively.

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

PART II.   Other Information

     Item 1.  Legal Proceedings
              -----------------

              See Item 3 of the Company's Form 10-K for the year ended December 31, 1996.

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The Company's annual meeting of security holders was held on May 29, 1997. At the meeting the Board's nominees were elected to the Board of Directors for a term of three years. The votes were cast as follows:

                                   For         Withheld
                                   ---         --------
         Howard Bernstein       4,355,604       19,835

         John Tweedy            4,358,929       16,510

              There were -0- abstentions and -0- broker non-votes.


      Item 6.  Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 1997.

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



Dated:  August 12, 1997