Form 10-Q
period 1997-09-30
BEL FUSE INC /NJ
filed 1997-11-10
CIK 729580

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............


                         Commission file number: 0-11676


                                  BEL FUSE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW JERSEY                                       22-1463699
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


          198 VAN VORST STREET
        JERSEY CITY, NEW JERSEY                                    07302
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                  201-432-0463
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     At November 1, 1997, there were 5,118,545 shares of Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS ................................         1

             Consolidated Balance Sheets as of
               September 30, 1997 (unaudited) and
               December 31, 1996 .................................       2 - 3

             Consolidated Statements of Operations
               for the Nine Months and Three
               Months Ended September 30, 1997
               and 1996 (unaudited) ..............................         4

             Consolidated Statements of
               Cash Flows for the Nine Months
               Ended September 30, 1997 and 1996
               (unaudited) .......................................       5 - 6

             Notes to Consolidated Financial
               Statements (unaudited) ............................       7 - 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......       9 - 12

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS ...................................         13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................         13

     Signatures ..................................................         14

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

     The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    September 30,   December 31,
                                                         1997            1996
                                                     -----------     -----------
                                                     (unaudited)

Current Assets:
    Cash and cash equivalents ..................     $24,871,426     $23,498,491
    Marketable securities ......................       2,472,654       2,981,020
    Accounts receivable, less allowance
      for doubtful accounts of $195,000 ........       9,803,863       8,866,440
    Inventories ................................      11,710,759       8,411,540
    Prepaid expenses and other current
      assets ...................................         628,390         479,012
    Deferred income taxes ......................            --           101,000
                                                     -----------     -----------
         Total Current Assets ..................      49,487,092      44,337,503
Property, plant and equipment -- net ...........      29,065,283      26,321,014
Other assets ...................................         690,918         955,491
                                                     -----------     -----------
         TOTAL ASSETS ..........................     $79,243,293     $71,614,008
                                                     ===========     ===========

                                                                     (Continued)


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,   December 31,
                                                         1997            1996
                                                     -----------     -----------
                                                     (unaudited)
Current Liabilities:
    Accounts payable ............................   $ 2,884,470     $ 3,297,825
    Accrued expenses ............................     5,333,445       3,846,626
    Income taxes payable ........................       650,939         320,460
    Deferred income taxes .......................        47,000            --
                                                    -----------     -----------
         Total Current Liabilities ..............     8,915,854       7,464,911
Deferred income taxes ...........................       904,000         750,000
                                                    -----------     -----------
         Total Liabilities ......................     9,819,854       8,214,911
                                                    -----------     -----------

Stockholders' Equity:
    Preferred stock, no par value --
      authorized 1,000,000 shares;
      none issued ...............................          --              --
    Common stock, par value $.10 per
      share -- authorized 10,000,000
      shares; outstanding 5,110,420 and
      5,070,820 shares ..........................       511,042         507,082
    Additional paid-in capital ..................     7,359,652       6,978,900
    Retained earnings ...........................    61,538,300      55,920,836
    Cumulative currency translation
      adjustment ................................        14,445          (7,721)
                                                    -----------     -----------
         Total Stockholders' Equity .............    69,423,439      63,399,097
                                                    -----------     -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ...............................   $79,243,293     $71,614,008
                                                    ===========     ===========


                 See notes to consolidated financial statements.

                                        BEL FUSE INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)

                                                        Nine Months Ended             Three Months Ended
                                                          September 30,                  September 30,
                                                   --------------------------     ---------------------------
                                                      1997           1996            1997            1996
                                                   -----------    -----------     -----------     -----------
Sales ..........................................   $53,119,948    $47,832,403     $18,409,054     $14,426,471
                                                   -----------    -----------     -----------     -----------
Costs and Expenses:
  Cost of sales ................................    37,165,097     33,984,034      12,687,080      10,620,540
  Selling, general and
    administrative expenses ....................     9,894,632      8,472,248       3,391,348       2,772,584
                                                   -----------    -----------     -----------     -----------
                                                    47,059,729     42,456,282      16,078,428      13,393,124
                                                   -----------    -----------     -----------     -----------
Income from operations .........................     6,060,219      5,376,121       2,330,626       1,033,347
Other income -- net ............................     1,045,245      1,689,997         363,217         237,589
                                                   -----------    -----------     -----------     -----------
Earnings before income taxes ...................     7,105,464      7,066,118       2,693,843       1,270,936
Income tax provision ...........................     1,488,000      1,415,000         519,000          39,000
                                                   -----------    -----------     -----------     -----------
Net earnings ...................................   $ 5,617,464    $ 5,651,118     $ 2,174,843     $ 1,231,936
                                                   ===========    ===========     ===========     ===========

Earnings per common share ......................         $1.11          $1.12            $.43            $.24
                                                         =====          =====            ====            ====
Weighted average number of
  common shares outstanding ....................     5,078,135      5,061,564       5,089,495       5,070,195
                                                   ===========    ===========     ===========     ===========


                               See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
Cash flows from operating activities:
  Net income .................................    $ 5,617,464     $ 5,651,118
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization ..........      2,494,566       2,149,570
      Deferred income taxes ..................        302,000        (272,000)
      Tax effect of non-qualifying
        disposition of stock options .........         65,000          42,000
      Net gain on sale of marketable
        securities ...........................         (1,430)     (1,158,957)
      Changes in operating assets and
        liabilities ..........................     (2,838,361)      3,837,153
                                                  -----------     -----------
          Net Cash Provided by Operating
            Activities .......................      5,639,239      10,248,884
                                                  -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment .................................     (5,223,321)     (1,659,339)
  Purchase of marketable securities ..........     (3,470,829)     (2,002,786)
  Proceeds from sale of marketable
    securities ...............................      3,982,450       6,258,847
  Proceeds from repayment by contractors .....        125,684          61,750
                                                  -----------     -----------
          Net Cash (Used in) provided by
            Investing Activities .............     (4,586,016)      2,658,472
                                                  -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ....        319,712         122,562
                                                  -----------     -----------
Net Increase in Cash .........................      1,372,935      13,029,918

Cash and Cash Equivalents --
  beginning of period ........................     23,498,491       8,343,925
                                                  -----------     -----------
Cash and Cash Equivalents --
  end of period ..............................    $24,871,426     $21,373,843
                                                  ===========     ===========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                                   (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------

Changes in operating assets and liabilities
  consist of:
    (Increase) decrease in accounts receivable ...   $  (937,423)   $ 1,924,144
    (Increase) decrease in inventories ...........    (3,299,219)     2,213,761
    (Increase) in prepaid expenses and
      other current assets .......................      (275,062)      (314,599)
    Decrease in other assets .....................       249,059        115,944
    (Decrease) in accounts payable ...............      (413,355)    (1,305,820)
    Increase in accrued expenses .................     1,507,160        733,313
    Increase in income taxes payable .............       330,479        470,410
                                                     -----------    -----------
                                                     $(2,838,361)   $ 3,837,153
                                                     ===========    ===========
Supplementary information:
  Cash paid during the period for:
    Interest .....................................   $      --      $     1,573
                                                     ===========    ===========
    Income taxes .................................   $   787,941    $   778,775
                                                     ===========    ===========

Supplemental disclosures of non-cash activities:
  Unrealized gains on marketable securities ......   $      --      $  (457,600)
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The consolidated balance sheet as of September 30, 1997, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1996 financial statements have been reclassified to conform to September 30, 1997 classifications. The information for December 31, 1996 was derived from audited financial statements.

2. Earnings Per Share -- Earnings per common share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options at September 30, 1997 and 1996 was not material.

3. Inventories consist of the following:

                                                    September 30,   December 31,
                                                        1997            1996
                                                     -----------    -----------

Raw materials ....................................   $ 7,315,014    $ 5,718,079
Work-in-process ..................................        75,963         89,660
Finished goods ...................................     4,319,782      2,603,801
                                                     -----------    -----------
                                                     $11,710,759    $ 8,411,540
                                                     ===========    ===========


4. Property, plant and equipment consists of the following:

                                                    September 30,   December 31,
                                                        1997            1996
                                                     -----------    -----------

Land .............................................   $ 1,165,821    $   835,218
Buildings and improvements .......................    13,963,648     13,510,703
Machinery and equipment ..........................    37,295,872     32,856,003
Idle property held for sale ......................       935,000        935,000
                                                     -----------    -----------
                                                      53,360,341     48,136,924
Less accumulated depreciation and amortization ...    24,295,058     21,815,910
                                                     -----------    -----------
Net property, plant and equipment ................   $29,065,283    $26,321,014
                                                     ===========    ===========

                         BEL FUSE INC. AND SUBSIDIARIES

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

                                               Percentage of Net Sales
                                       -----------------------------------------
                                       Nine Months Ended      Three Months Ended
                                         September 30,           September 30,
                                       -----------------       -----------------
                                        1997       1996         1997       1996
                                       ------     ------       ------     ------

Net sales .........................    100.0%     100.0%       100.0%     100.0%
Cost of sales .....................     70.0       71.0         68.9       73.6
Selling, general and
  administrative expenses .........     18.6       17.7         18.4       19.2
Other income, net of
  interest expense ................      2.0        3.5          1.9        1.6
Earnings before income
  tax provision ...................     13.4       14.8         14.6        8.8
Income tax provision ..............      2.8        3.0          2.8         .3
Net earnings ......................     10.6       11.8         11.8        8.5


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                         Increase (Decrease) from Prior Period
                                        ---------------------------------------
                                        Nine Months Ended    Three Months Ended
                                        September 30, 1997   September 30, 1997
                                        Compared with 1996   Compared with 1996
                                        ------------------   ------------------

Net sales .............................         11.1%              27.6%
Cost of sales .........................          9.3               19.5
Selling, general and administrative
  expenses ............................         16.8               22.3
Other income -- net ...................        (38.2)              52.9
Earnings before income tax provision ..           .6              112.0
Income tax provision ..................          5.2                *
Net earnings ..........................          (.6)              76.5

----------

*   Percentage not meaningful.

NINE MONTHS 1997 VS. NINE MONTHS 1996

     SALES

     Net sales increased 11.1% from $47,832,403 during the first nine months of 1996 to $53,119,948 during the first nine months of 1997. The Company attributes this increase primarily to sales growth in magnetic components for network and fuse products offset, in part, by reduced sales of customer-specific value-added circuits and assemblies. Such reduced sales reflect the termination of certain contracts. Sales growth consisted primarily of growth in unit sales.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased 1.0% to 70.0% during the first nine months of 1997 from 71.0% during the first nine months of 1996. The decrease in the cost of sales percentage is primarily attributable to lower material content associated with the current sales mix offset in part by increases in direct labor due to the current sales mix which has higher direct labor associated with it.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales increased from 17.7% for the first nine months of 1996 to 18.6% for the first nine months of 1997. The Company attributes the increase primarily to increases in sales salaries and sales related expenses. Selling, general and administrative expenses increased in dollar amount by 16.8%. The Company attributes the increase in dollar amount of such expenses primarily to increased sales and increases in sales salaries and sales related expenses.

     OTHER INCOME AND EXPENSES

     Other income, consisting of net realized gains on the sale of marketable securities, interest and dividends earned on marketable securities and on cash equivalents, decreased by approximately $644,752 from the first nine months of 1996 to the first nine months of 1997. The decrease is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock recognized during the first nine months of 1996 offset in part by higher earnings on invested funds due to greater average balances in 1997 compared to 1996.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the first nine months of 1996 was $1,415,000 as compared to $1,488,000 for the first nine months of 1997. This increase is due primarily to higher pretax earnings for the first nine months of 1997 versus 1996.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau.

THREE MONTHS 1997 VS. THREE MONTHS 1996

     SALES

     Sales increased 27.6% to $18,409,054 during the third quarter of 1997 from $14,426,471 during the third quarter of 1996. The Company attributes the increase primarily to the reasons set forth in the nine month analysis.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased 2.8% during the third quarter of 1997 as compared to the third quarter of 1996. The Company attributes the decrease to the reasons set forth in the nine month analysis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales decreased by .8% during the third quarter of 1997 as compared to 1996. Such decrease reflects the leveraging of certain general and administrative expenses over a greater sales volume. Selling, general and administrative expenses increased in dollar amount by 22.3%. The Company attributes the increase in dollar amount to the reasons set forth in the nine month analysis.

     OTHER INCOME AND EXPENSE

     Other income increased for the third quarter of 1997 compared to the third quarter of 1996 due to higher earnings on invested funds due to greater average balances in 1997 than in 1996.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $519,000 for the third quarter of 1997 from $39,000 for the third quarter of 1996 primarily due to greater earnings before income taxes and higher United States pretax earnings during the third quarter of 1997 compared to the third quarter of 1996.

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

     The Company has lines of credit, all of which were unused at September 30, 1997, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     During the first nine months of 1997, the Company's cash and cash equivalents increased by $1.4 million, reflecting $5.6 million provided by operating activities (principally reflecting the Company's profitable operations) and $4.0 million from the sale of marketable securities, offset in part by $3.5 million in purchases of marketable securities and $5.2 million in purchases of plant and equipment.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. If the unrepatriated earnings were distributed to the parent corporation, such earnings would be subject to United States federal income taxes. No earnings were repatriated during the first nine months of 1997 or 1996.

     Cash, accounts receivable and marketable securities comprised approximately 46.8% and 49.3% of the Company's total assets at September 30, 1997 and December 31, 1996, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.6 to 1 and 5.9 to 1 at September 30, 1997 and December 31, 1996, respectively.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISKS AND UNCERTAINTIES" CAPTIONS IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

                    See Item 3 of the Company's Form 10-K for the year ended
               December 31, 1996.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1997.

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


Dated: November 10, 1997