Form 10-K
period 1997-12-31
BEL FUSE INC /NJ
filed 1998-03-30
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-11676

                                   ----------

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

                                YES _X_    NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Aggregate market value of voting stock held by non-affiliates as of March 16, 1998 was approximately $95,443,000 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

  Number of shares of Common Stock outstanding as of March 16, 1998: 5,139,670

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                     PART I

                                                                                                       Page
                                                                                                       ----

Item 1.     Business ................................................................................   1
Item 2.     Properties ..............................................................................   3
Item 3.     Legal Proceedings .......................................................................   3
Item 4.     Submission of Matters to Vote of Security Holders .......................................   3
Item 4A.    Executive Officers of the Registrant ....................................................   4

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ...................   4
Item 6.     Selected Financial Data .................................................................   5
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ...   6
Item 7A     Quantitative and Qualitative Disclosures About Market Risk ..............................   8
Item 8.     Financial Statements and Supplementary Data .............................................   9*
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....  10

                                    PART III

Item 10.    Directors of the Registrant .............................................................  10
Item 11.    Executive Compensation ..................................................................  10
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..........................  10
Item 13.    Certain Relationships and Related Transactions ..........................................  10

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................  10
Signatures ..........................................................................................  12

----------
*    Page F-1 follows page 17.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Bel Fuse Inc. (the "Company"), organized under New Jersey law, is engaged in the design, manufacture and sale of products used in networking, telecommunication, high speed data transmission, automotive and consumer electronic applications. The Company operates facilities in the United States, Europe and the Far East. The Company maintains its principal executive offices at 198 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risks and Uncertainties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters".

PRODUCT GROUPS

  Magnetic Components

     The Company manufactures a broad range of magnetic components. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. The Company directs its design and marketing efforts to supply the needs of the following markets: manufacturers of networking and telecommunication equipment, computer manufacturers, and consumer, automotive and industrial electronic manufacturers. Although applications tend to overlap, the magnetic components manufactured by the Company fall into three major groups:

     1. Pulse Transformers

          These small transformers offer the end user an inexpensive method to provide isolation, impedance matching, and removal of DC from a data signal. The major customers are manufacturers of network and telecommunications hardware.

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

     3. Power Transformers, Line Chokes, Coils

          The basic functions of power transformers include AC voltage conversion and isolation. Power transformers convert the power from the supply line to the supply circuitry of a given electronic instrument such as a telecommunications device, TV set-top box, computer, add-in card, or peripheral. Generally these products include a switchmode or flyback power supply transformer, various DC filtering inductors and line chokes used to block the conducted and radiated emissions of power supplies.

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

  Miniature and Micro Fuses

     Fuses prevent currents in an electrical or electronic circuit from exceeding certain predetermined levels. Fuses act as a safety valve to protect expensive components from damage or to cut off high currents before they can generate enough heat to cause smoke or fire. The Company manufactures miniature and micro fuses for supplementary circuit protection. The Company sells its fuses to a worldwide market. They are used in such products as televisions, VCR's, power supplies, computers, telephones and networking assemblies.

  Marketing

     The Company sells its products to approximately 450 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's regional sales personnel throughout the world. As of December 31, 1997, the Company had a sales staff of 23 persons that supported 48 sales representative organizations and 12 non-exclusive distributors. In February 1998, the Company opened a new marketing office with four employees in San Diego, California.

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

     The Company had sales to two customers who manufacture electronic equipment in excess of ten percent of 1997 consolidated sales. The amounts and percentage of consolidated sales were approximately $19,217,000 (26.1%) and $8,272,000 (11.3%), respectively.

  Research and Development

     The Company's research and development efforts in 1997 were spread amongst all of the Company's current product groups. The Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. The Company's research and development facilities are located in California, Indiana, and Hong Kong. Research and development costs amounted to $3,895,000 in 1997.

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

  Backlog

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of February 25, 1998 was approximately $15.6 million, as compared with a backlog of $19.5 million as of February 25,1997. Management expects that all of the Company's backlog as of February 25, 1998 will be shipped by December 31, 1998.

  Trademarks and Patents

     The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will issue from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing ofpatent applications. The Company's existing patents expire on various dates from September 30, 2002 to December 15, 2013.

     The Company utilizes six U.S. registered trademarks -- BELIMITER, BELFUSE, BEL, SLO-BEL, MICROBEL and SURFUSE--to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

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

  Employees

     As of December 31, 1997, the Company had 995 full-time employees. The Company employed 84 people in its U.S. facilities and 911 throughout the rest of the world excluding workers employed by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

  Risks and Uncertainties

     The Company's business is subject to several risks and uncertainties, including (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters", (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company,
(d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, and (e) the Company's reliance on certain substantial customers. Such factors, as well as shortfalls in the Company's results of operations as compared with analysts' expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's common stock.

ITEM 2. PROPERTIES

     The Company currently occupies approximately 308,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. The Company has additional production processing arrangements with subcontractors in the People's Republic of China occupying approximately 61,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China, Hong Kong and Macau in the Far East, in California and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 59% of the 308,000 square feet the Company occupies is owned while the remainder is leased. See Note 9 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                               POSITIONS AND OFFICES
                            OFFICER              WITH THE COMPANY/
NAME AND AGE                 SINCE              BUSINESS EXPERIENCE
------------                 -----              -------------------

Elliot Bernstein, 74 .....   1954     Chairman of the Board, Chief Executive
                                        Officer and Director

Daniel Bernstein, 44 .....   1985     President, Managing Director of the
                                        Company's Macau Subsidiary and Director

Robert H. Simandl, 69 ....   1967     Secretary and Director

Arnold Sutta, 71 .........   1985     Vice President of Sales

Peter Christoffer, 56 ....   1986     Vice President of Research and Development

Colin Dunn, 53 ...........   1992     Vice President and Treasurer

Joseph Meccariello, 47 ...   1995     Vice President of Manufacturing

     Elliot Bernstein has been a Director of the Company since its inception in January 1949, served as President and Chief Executive Officer from 1954 to 1992, and has served as Chairman of the Board and Chief Executive Officer since 1992. One of his sons (Daniel Bernstein) is the President and a Director of the Company and his brother (Howard Bernstein) is a Director of the Company.

     Daniel Bernstein has served the Company as President since June, 1992. He previously served as Vice President (1985-1992)and Treasurer (1986-1992) and has served as a Director since 1986. He occupied other positions with the Company since 1978. He was appointed Managing Director of the Company's Macau subsidiary during 1991. Daniel Bernstein is Elliot Bernstein's son, and Howard Bernstein's nephew.

     Robert H. Simandl, a Director and Secretary of the Company since 1967, is a member of the law firm of Robert H. Simandl, Counselor At Law. He has been a practicing attorney in New Jersey since 1953.

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

                                               HIGH            LOW
                                               ----            ---

 Year Ended December 31, 1996:
  First Quarter .........................    $20 1/4        $10 1/2
  Second Quarter ........................     22 1/8         15 1/4
  Third Quarter .........................     17              8 1/4
  Fourth Quarter ........................     14 1/8         10 1/4

 Year Ended December 31, 1997:
  First Quarter .........................     12 7/16        12 1/8
  Second Quarter ........................     13 3/8         13 5/16
  Third Quarter .........................     19 3/8         19
  Fourth Quarter ........................     19 3/4         19

     The Common Stock is reported under the symbol BELF in the Nasdaq National Market.

  (b) Holders

     As of March 13, 1998 there were 207 registered shareholders of the Company's Common Stock plus an estimated 2,140 beneficial shareholders.

  (c) Dividends

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no contractual restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                        YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                                                 1997           1996           1995           1994            1993
                                                               --------       --------       --------       --------        --------
                                                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Selected Statements of Operations Data:

  Net sales ..............................................     $ 73,531       $ 65,458       $ 70,706       $ 45,747        $ 47,460
  Cost of sales ..........................................       50,724         46,539         50,590         36,349          32,711
  Selling, general and administrative expenses ...........       13,830         11,494         12,554         11,458          11,338
  Other income--net (a) ..................................        1,428          2,306          1,758           --              --
  Earnings (loss) before income taxes ....................       10,405          9,731          9,320         (1,761)          4,005
  Income tax provision (benefit) .........................        1,555          1,925          1,222           (203)            222
  Net earnings (loss) ....................................        8,850          7,806          8,098         (1,558)          3,783
  Earnings (loss) per common share--basic ................         1.74           1.54           1.62           (.32)            .77
  Earnings (loss) per common share--diluted ..............         1.72           1.52           1.59           (.32)            .75

  (a) Includes gains of $-0-, $1,267 and $1,359 from the sale of marketable securities during 1997, 1996 and 1995, respectively.

                                                                                        YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                                                 1997           1996           1995           1994            1993
                                                               --------       --------       --------       --------        --------
                                                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Selected Balance Sheet Data:

  Working capital ........................................     $ 44,055       $ 36,873       $ 28,644       $ 22,670        $ 27,875
  Total assets ...........................................       83,152         71,614         64,475         51,653          53,122
  Stockholders' equity ...................................       72,829         63,399         55,889         45,926          48,270
  Book value per share ...................................        14.22          12.50          11.06           9.25            9.78

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

                                                       PERCENTAGE OF NET SALES
                                                       -----------------------
                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                       1997      1996      1995
                                                      -----     -----     -----
Net sales ........................................    100.0%    100.0%    100.0%
Cost of sales ....................................     69.0      71.1      71.5
Selling, general and administrative expenses .....     18.8      17.6      17.8
Other income, net of interest expense ............      1.9       3.5       2.5
Earnings before income taxes .....................     14.2      14.9      13.2
Income tax provision .............................      2.1       2.9       1.7
Net earnings .....................................     12.0      11.9      11.5

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                                 -------------------------------------
                                                 1997 COMPARED           1996 COMPARED
                                                   WITH 1996               WITH 1995
                                                 -------------           -------------
Net sales ......................................     12.3%                    (7.4)%
Cost of sales ..................................      9.0                     (8.0)
Selling, general and administrative expenses ...     20.3                     (8.4)

SALES

     Net sales increased 12.3% from 1996 to 1997 from approximately $65.5 million to $73.5 million. The Company attributes this increase primarily to sales growth in magnetic components for network and fuse products offset, in part, by reduced sales of customer-specific value-added circuits and assemblies. Such reduced sales reflect the termination of certain contracts. Sales growth consisted primarily of growth in unit sales, including sales of certain new products.

     Net sales decreased 7.4% from 1995 to 1996 from approximately $70.7 million to $65.5 million. The Company attributes this decrease primarily to a general softening in the market place during the second and third quarters of 1996 and the elimination of certain low margin products.

COST OF SALES

     Cost of sales as a percentage of net sales decreased 2.1% from 71.1% in 1996 to 69.0% in 1997. The decrease in the cost of sales percentage is primarily attributable to lower material content offset, in part, by increases in direct labor costs due to the current sales mix (which is more labor intensive) and to a lesser extent increases in overheads required to support the increase in unit production. The Company regularly reviews its inventory for slow moving, obsolete and over-stocked inventory. As at December 31, 1997 the inventory reserve for those items was approximately $522,000.

     Cost of sales as a percentage of net sales decreased .4% from 71.5% in 1995 to 71.1% in 1996. The decrease in the cost of sales percentage is primarily attributable to lower material content associated with sales mix and the elimination of certain low margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales increased from 17.6% in 1996 to 18.8% in 1997. The Company attributes the increase primarily to increases in sales salaries and sales related expenses. Selling, general and administrative expenses increased in dollar amount by 20.3%. The Company attributes the increase in dollar amount of such expenses primarily to increased sales and increases in sales salaries and sales related expenses and to a lesser extent increased professional fees and severance expenses.

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

OTHER INCOME AND EXPENSES; GAIN ON SALE

     Other income, consisting principally of interest and dividends earned on cash equivalents and marketable securities, decreased by $878,179 from the year 1996 to 1997. The decrease is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock recognized during the year 1996 offset in part by higher earnings on invested funds due to greater average balances in 1997 compared to 1996.

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

PROVISION FOR INCOME TAXES

     The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No earnings were repatriated during 1997, 1996 or 1995. The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations. (See Note 5 of Notes to Consolidated Financial Statements).

     The provision for income taxes in 1997 was $1,555,000 as compared to $1,925,000 in 1996. This decrease is due primarily to lower United States earnings before income taxes for the year 1997 versus 1996.

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

     The Company has lines of credit, all of which were unused at December 31, 1997, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     During 1997, the Company's cash increased by $5.7 million, reflecting $8.3 million provided by operating activities, $7.7 million from the sale of marketable securities and $.6 million from contractor repayments and proceeds from the exercise of stock options offset in part by $4.7 million in purchases of marketable securities and $6.1 million in purchases of plant and equipment.

     Cash, marketable securities and accounts receivable comprised approximately 48.6% and 49.4% of the Company's total assets at December 31, 1997 and 1996, respectively. The Company's working capital ratio (i.e., the ratio of current assets to current liabilities) was 5.7 to 1 and 5.9 to 1 at December 31, 1997 and 1996, respectively.

OTHER MATTERS

     The Company is currently addressing the year 2000 issue and its impact on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner it could result in a material adverse effect on the Company's future financial position and results of operations.

     The territory of Hong Kong reverted to the People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau will revert to The People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 57% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     This Form 10-K, other than the historical financial information, may consist of forward looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified in the two preceding paragraphs as well as those set forth under "Business -- Risks and Uncertainties" in this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

     SEGMENT INFORMATION -- During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's 1998 year end financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND SUPPLEMENTARY FINANCIAL DATAPAGE

                                                                                        Page
                                                                                        ----

Independent Auditors' Report ...................................................        F-1

Financial Statements:

  Consolidated Balance Sheets, December 31, 1997 and 1996 ......................      F-2-F-3

  Consolidated Statements of Operations, Years Ended December 31, 1997,
    1996 and 1995 ..............................................................        F-4

  Consolidated Statements of Stockholders' Equity, Years Ended
    December 31, 1997, 1996 and 1995 ...........................................      F-5-F-6

  Consolidated Statements of Cash Flows, Years Ended December 31, 1997,
    1996 and 1995 ..............................................................      F-7-F-9

  Notes to Consolidated Financial Statements ...................................     F-10-F-20

Supplementary Financial Data:

  Selected Quarterly Financial Data (Unaudited) Years Ended
    December 31, 1997 and 1996 .................................................        F-21

  Schedule II: Valuation and Qualifying Accounts ...............................        S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)

          1.   Financial statements filed as a part of this report:

               Independent Auditors' Report ..........................................       F-1

               Consolidated Balance Sheets as
                 of December 31, 1997 and 1996 .......................................     F-2-F-3

               Consolidated Statements of Operations for Each of the Three Years
                 in the Period Ended December 31, 1997 ...............................       F-4

               Consolidated Statements of Stockholders' Equity for Each of the
                 Three Years in the Period Ended December 31, 1997 ...................     F-5-F-6

               Consolidated Statements of Cash Flows for Each of the Three Years
                 in the Period Ended December 31, 1997 ...............................     F-7-F-9

               Notes to Consolidated Financial Statements ............................    F-10-F-20

               Selected Quarterly Financial Data--Years Ended December 31, 1997
                 and 1996 (Unaudited) ................................................      F-21

          2.   Financial Statement schedules filed as part of this report:

               Schedule II: Valuation and Qualifying Accounts ........................      S-1

               All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b)

          3.   Exhibits filed as part of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K--(CONTINUED)

    Exhibits No.
    ------------

        3.1      Certificate of  Incorporation as  amended--Incorporated  by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

        3.2      By-laws, as amended, are hereby incorporated by reference to
                   Exhibit 4.2 of the Company's Registration Statement on Form S-2 (Registration No. 33-16703) filed with the Securities and Exchange Commission on August 25, 1987.

        10.1     Agency agreement dated October 1, 1988 between Bel Fuse Ltd.
                   and Rush Profit Ltd.--Incorporated by reference to Exhibit
                   10.1 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

        10.2     Contract dated March 16, 1990 between Accessorios
                   Electronicos (Bel Fuse Macau Ltd.) and the Government of Macau.--Incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

        10.3     Loan agreement dated February 14, 1990 between Bel Fuse, Ltd.
                   (as lender) and Luen Fat Lee Electronic Factory (as borrower).--Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        10.4     Lease dated March 20, 1992 between the Company's Central Coil
                   Company, Inc. subsidiary (as lessee) and lessor.--Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

        10.5     Stock Option Plan--Incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-53462) filed with the Securities and Exchange Commission on October 20, 1992.

        10.6     Contract for purchase of the new manufacturing and office
                   space of the Company's Macau subsidiary located in Macau, dated May 4, 1993 between Fundicio e Construciones Mecanicas (Macau) S.A.R.L. (seller) and Accessorios Electronicos "Bel Fuse" Macau LDA (buyer)--Incorporated by reference to Exhibit 10-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

        10.7     Employment agreement between Elliot Bernstein and Bel Fuse
                   Inc. dated October 29, 1997.

        11.1     A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on form 10-K.

        22.1     Subsidiaries of the Registrant.
        23.1     Consent of Independent Auditors.
        27.1     Financial Data Schedule.

     (c) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BEL FUSE, INC.


                                       By /s/ DANIEL BERNSTEIN
                                          --------------------------------------
                                          DANIEL BERNSTEIN, PRESIDENT

Dated: March 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                                      Date
         ---------                                   -----                                      ----

 /s/ ELIOTT BERNSTEIN                   Chairman of the Board and Director                 March 28, 1998
------------------------------            (Principal Executive Officer)
    (ELLIOT BERNSTEIN)

 /s/ DANIEL BERNSTEIN                   President, (Principal Financial and                March 28, 1998
------------------------------            Accounting Officer) and Director
    (DANIEL BERNSTEIN)

 /s/ HOWARD B. BERNSTEIN                Director                                           March 28, 1998
------------------------------
    (HOWARD B. BERNSTEIN)

 /s/ ROBERT H. SIMANDL                  Director                                           March 28, 1998
------------------------------
    (ROBERT H. SIMANDL)

 /s/ PETER GILBERT                      Director                                           March 28, 1998
------------------------------
    (PETER GILBERT)

 /s/ JOHN TWEEDY                        Director                                           March 28, 1998
------------------------------
    (JOHN TWEEDY)

 /s/ JOHN JOHNSON                       Director                                           March 28, 1998
------------------------------
    (JOHN JOHNSON)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

     We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

March 4, 1998
New York, New York

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                 1997             1996
                                                                             ------------     ------------

Current Assets: Cash and cash equivalents ..............................     $ 29,231,967     $ 23,498,491
 Marketable securities (Note 2) ........................................             --          2,981,020
 Accounts receivable--less allowance for doubtful
  accounts of $227,000 and $195,000 ....................................       11,181,379        8,866,440
 Inventories (Note 3) ..................................................       12,202,938        8,411,540
 Prepaid expenses and other current assets .............................          383,084          479,012
 Deferred income taxes (Note 5) ........................................          421,000          101,000
                                                                             ------------     ------------
    Total Current Assets ...............................................       53,420,368       44,337,503
Property, plant and equipment--net (Note 4) ............................       29,052,354       26,321,014
Other assets ...........................................................          679,511          955,491
                                                                             ------------     ------------
    Total Assets .......................................................     $ 83,152,233     $ 71,614,008
                                                                             ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                 1997             1996
                                                                             ------------     ------------
                              Current Liabilities:
 Accounts payable ......................................................     $  3,467,897     $  3,297,825
 Accrued expenses ......................................................        5,660,411        3,846,626
 Income taxes payable (Note 5) .........................................          237,515          320,460
                                                                             ------------     ------------
   Total Current Liabilities ...........................................        9,365,823        7,464,911
 Deferred income taxes (Note 5) ........................................          957,000          750,000
                                                                             ------------     ------------
   Total Liabilities ...................................................       10,322,823        8,214,911
                                                                             ------------     ------------

Commitments and Contingencies (Notes 5, 6, 7, 8 and 9)
Stockholders' Equity (Note 8):
 Preferred stock, no par value, authorized 1,000,000 shares; none issued             --               --
 Common stock, par value $.10 per share--authorized 10,000,000 shares; outstanding 5,121,920 (net of 2,145,539 treasury shares
  in 1997) and 5,070,820 shares ........................................          512,192          507,082
 Additional paid-in capital ............................................        7,525,753        6,978,900
 Retained earnings .....................................................       64,771,298       55,920,836
 Cumulative currency translation adjustment ............................           20,167           (7,721)
                                                                             ------------     ------------
   Total Stockholders' Equity ..........................................       72,829,410       63,399,097
                                                                             ------------     ------------
   Total Liabilities and Stockholders' Equity ..........................     $ 83,152,233     $ 71,614,008
                                                                             ============     ============



     See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1997            1996           1995
                                                         -----------     -----------     -----------
Net sales ..........................................     $73,530,876     $65,457,521     $70,706,311
                                                         -----------     -----------     -----------
Costs and Expenses:
 Cost of sales .....................................      50,723,813      46,539,465      50,590,056
 Selling, general and administrative ...............      13,829,765      11,493,869      12,554,649
                                                         -----------     -----------     -----------
                                                          64,553,578      58,033,334      63,144,705
                                                         -----------     -----------     -----------
Income from operations .............................       8,977,298       7,424,187       7,561,606
Other income (net) .................................       1,428,164       2,306,343       1,758,469
                                                         -----------     -----------     -----------
Earnings before income taxes .......................      10,405,462       9,730,530       9,320,075
Income tax provision (Note 5) ......................       1,555,000       1,925,000       1,222,000
                                                         -----------     -----------     -----------
Net earnings .......................................     $ 8,850,462     $ 7,805,530     $ 8,098,074
                                                         ===========     ===========     ===========
Earnings per common share--basic ...................           $1.74           $1.54           $1.62
                                                               =====           =====           =====
Earnings per common share--diluted .................            1.72            1.52            1.59
                                                               =====           =====           =====
Weighted average number of common shares outstanding

--basic ............................................       5,088,483       5,063,776       5,010,778
                                                         ===========     ===========     ===========
--diluted ..........................................       5,158,878       5,140,498       5,079,947
                                                         ===========     ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                NET
                                                                                            UNREALIZED
                                         COMMON STOCK                                          GAIN      CUMULATIVE
                                   ------------------------    ADDITIONAL                   (LOSS) ON     CURRENCY
                                     SHARES           PAR       PAID-IN      RETAINED       MARKETABLE   TRANSLATION
                                   OUTSTANDING       VALUE      CAPITAL      EARNINGS       SECURITIES    ADJUSTMENT      TOTAL
                                   -----------     --------    ----------   -----------     ----------   -----------   -----------
Balance, January 1, 1995 ......     4,965,195      $496,520    $6,288,987   $40,017,231     $(876,647)        --       $45,926,091
Exercise of stock options .....        86,250         8,625       301,913          --            --           --           310,538
Tax benefits arising from the
 non-qualified disposition of
 stock options ................          --            --         221,000          --            --           --           221,000
Net unrealized gain on
 marketable securities ........          --            --            --            --       1,334,247         --         1,334,247
Net earnings ..................          --            --            --       8,098,075          --           --         8,098,075
                                    ---------      --------    ----------   -----------     ---------     --------     -----------
Balance, December 31, 1995 ....     5,051,445       505,145     6,811,900    48,115,306       457,600         --        55,889,951
Exercise of stock options .....        19,375         1,937       125,000          --            --           --           126,937
Tax benefits arising from the
 non-qualified dispositions of
 incentive stock options ......          --            --          42,000          --            --           --            42,000
Net unrealized gain on
 marketable securities ........          --            --            --            --        (457,600)        --          (457,600)
Cumulative currency translation
 adjustment ...................          --            --            --            --            --         (7,721)         (7,721)
Net earnings...................          --            --            --       7,805,530          --           --         7,805,530
                                    ---------      --------    ----------   -----------     ---------     --------     -----------
Balance, December 31, 1996 ....     5,070,820       507,082     6,978,900    55,920,836          --         (7,721)     63,399,097
Exercise of stock options .....        51,100         5,110       421,853          --            --           --           426,963
Tax benefits arising from the
 non-qualified dispositions of
 incentive stock options ......          --            --         125,000          --            --           --           125,000
Cumulative currency translation
 adjustment ...................          --            --            --            --            --         27,888          27,888
Net earnings ..................          --            --            --       8,850,462          --           --         8,850,462
                                    ---------      --------    ----------   -----------     ---------     --------     -----------
Balance, December 31, 1997 ....     5,121,920      $512,192    $7,525,753   $64,771,298     $    --       $ 20,167     $72,829,410
                                    =========      ========    ==========   ===========     =========     ========     ===========











                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------------------------
                                                                               1997                  1996                  1995
                                                                           ------------          ------------          ------------
Cash flows from operating activities:
   Net income ....................................................         $  8,850,462          $  7,805,530          $  8,098,075
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization ................................            3,424,230             2,995,967             2,955,181
    Deferred income taxes ........................................             (113,000)              389,000                50,000
    Tax effect of non-qualifying disposition of
     incentive stock options .....................................              125,000                42,000               221,000
    Net (gain) loss on sale of marketable securities .............                1,340            (1,265,710)           (1,359,343)
    Provision for doubtful accounts ..............................               32,000                40,000                85,000
    Loss on disposal/abandonment of property
     and equipment ...............................................               20,007                 9,926                74,805
    Changes in operating assets and liabilities ..................           (4,056,541)            4,261,263            (3,089,366)
                                                                           ------------          ------------          ------------
   Net Cash Provided by Operating Activities .....................            8,283,498            14,277,976             7,035,352
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment .....................           (6,137,171)           (2,675,352)           (7,444,915)
   Purchase of marketable securities .............................           (4,669,954)           (2,981,020)           (1,329,414)
   Proceeds from sale of marketable securities ...................            7,651,275             6,259,657             7,140,470
   Proceeds from sale of equipment ...............................                8,526                31,330                  --
   Proceeds from repayment by contractors ........................              170,339               122,759                89,000
                                                                           ------------          ------------          ------------
   Net Cash (Used in) Provided by
      Investing Activities .......................................           (2,976,985)              757,374            (1,544,859)
                                                                           ------------          ------------          ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options .......................              426,963               126,937               310,538
   Repayment of borrowings .......................................                 --                    --                (300,000)
                                                                           ------------          ------------          ------------
   Net Cash Provided by Financing Activities .....................              426,963               126,937                10,538
                                                                           ------------          ------------          ------------
Effect of exchange rate changes on cash and
   cash equivalents ..............................................                 --                  (7,721)                 --
                                                                           ------------          ------------          ------------
Net Increase in Cash and Cash Equivalents ........................            5,733,476            15,154,566             5,501,031
Cash and Cash Equivalents--beginning of year .....................           23,498,491             8,343,925             2,842,894
                                                                           ------------          ------------          ------------
Cash and Cash Equivalents--end of year ...........................         $ 29,231,967          $ 23,498,491          $  8,343,925
                                                                           ============          ============          ============

                         BEL FUSE INC. AND SUBSIDIARIES

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                        1997              1996             1995
                                                                                    -----------       -----------       -----------
Changes in operating assets and liabilities consist of:
   (Increase) decrease in accounts receivable ................................      $(2,346,939)      $ 2,798,904       $(3,710,373)
   (Increase) decrease in inventories ........................................       (3,791,398)        2,388,191        (2,033,528)
   (Increase) decrease in prepaid expenses and
    other current assets .....................................................          (69,609)         (364,171)          631,253
   Decrease in other assets ..................................................          250,493           191,236            80,405
   Increase (decrease) in accounts payable ...................................          170,072           (76,608)          203,025
   Increase (decrease) in accrued expenses ...................................        1,813,785          (456,825)        1,199,928
   (Decrease) increase in income taxes payable ...............................          (82,945)         (219,464)          539,924
                                                                                    -----------       -----------       -----------
                                                                                    $(4,056,541)      $ 4,261,263       $(3,089,366)
                                                                                    ===========       ===========       ===========

Supplementary information:
   Cash paid during year for:
    Interest .................................................................      $      --         $       553       $     5,828
                                                                                    ===========       ===========       ===========
    Income taxes .............................................................      $ 1,050,000       $ 1,712,000       $   429,000
                                                                                    ===========       ===========       ===========

Supplemental disclosure of non-cash investing and financing activities:
    Unrealized (gain) on marketable securities ...............................      $      --         $  (457,600)      $(1,334,247)
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

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents--Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased.

     Marketable Securities-- The Company classifies its investments in debt and equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity.

     The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     Concentration of Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, temporary cash investments and investments. The Company grants credit primarily to original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

     The Company places its temporary cash investments and investments with quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

     Inventories--Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

     Depreciation--Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings over their estimated useful lives.

     Income Taxes--Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

     Stock Based Compensation--Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure-only provisions of SFAS 123 for pro forma net income and earnings per share.

     Earnings Per Common Share--In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The Company's interim and prior year results have been restated to conform with the provisions of this statement.

                         BEL FUSE INC. AND SUBSIDIARIES

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES--(Continued)

     Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the year. Common stock equivalents used in computing diluted earnings per share relate to stock options which, if exercised would have a dilutive effect on earnings per share. The number of common stock equivalent shares outstanding were 70,395, 76,722 and 69,169 for the years ended December 31, 1997, 1996 and 1995, respectively. During the three years ending December 31, 1997, there were no antidilutive options omitted from the calculation of diluted earnings per share.

     Fair Value of Financial Instruments--For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. The fair value of marketable securities are based on quoted market prices.

     Segment Information--During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's 1998 year end financial statements.

     Reclassifications-- Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2.   MARKETABLE SECURITIES

                                                                       ESTIMATED
                                                  AMORTIZED              FAIR
                                                     COST                VALUE
                                                  ----------          ----------
     December 31, 1996:
      U.S. Government agencies ..............     $2,000,211          $2,000,211
      Commercial paper ......................        980,809             980,809
                                                  ----------          ----------
                                                  $2,981,020          $2,981,020
                                                  ==========          ==========

     Gross realized gains were $1,579 in 1997 ($1,956,597 in 1996 and $1,510,815 in 1995). Gross realized losses were $2,919 in 1997 ($690,887 in 1996 and $151,472 in 1995).

3.   INVENTORIES

                                                            DECEMBER 31,
                                                  ------------------------------
                                                      1997               1996
                                                  -----------         ----------
     Raw materials ..........................     $ 7,029,632         $5,718,079
     Work in process ........................         115,586             89,660
     Finished goods .........................       5,057,720          2,603,801
                                                  -----------         ----------
                                                  $12,202,938         $8,411,540
                                                  ===========         ==========

                         BEL FUSE INC. AND SUBSIDIARIES

4.   PROPERTY, PLANT AND EQUIPMENT

                                                           DECEMBER 31,
                                                 -------------------------------
                                                     1997               1996
                                                 -----------         -----------

Land ...................................         $   835,218         $   835,218
Buildings and improvements .............          14,230,326          13,510,703
Machinery and equipment ................          38,233,434          32,856,003
Idle property held for sale ............             935,000             935,000
                                                 -----------         -----------
                                                  54,233,978          48,136,924
Less accumulated depreciation ..........          25,181,624          21,815,910
                                                 -----------         -----------
                                                 $29,052,354         $26,321,014
                                                 ===========         ===========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $3,403,545, $2,974,622, and $2,933,835, respectively.

  5. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                      YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                               1997             1996             1995
                                                            ----------       ----------       ----------
  Current:
   Federal ...........................................      $  961,000       $  931,000        $ 654,000(a)
   Foreign ...........................................         614,000          540,000          464,000(b)
   State .............................................          93,000           65,000           54,000
                                                            ----------       ----------       ----------
                                                             1,668,000        1,536,000        1,172,000
                                                            ----------       ----------       ----------

  Deferred:
   Federal ...........................................        (396,000)         268,000         (195,000)
   Foreign ...........................................         283,000          121,000          245,000
                                                            ----------       ----------       ----------
                                                              (113,000)         389,000           50,000
                                                            ----------       ----------       ----------
                                                            $1,555,000       $1,925,000       $1,222,000
                                                            ==========       ==========       ==========

----------
(a) Reduced by $177,000 for utilization of a net operating loss carry-forward and $175,000 of tax credits carryforward.

(b)  Reduced by $224,000 for utilization of a net operating loss.

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1997             1996             1995
                                                           -----------      -----------      -----------
Tax provision computed at the Federal statutory rate .     $ 3,538,000      $ 3,309,000      $ 3,169,000
Increase (decrease) in taxes resulting from:
 Lower tax rates applicable to foreign operations ....      (2,280,000)      (1,349,000)      (1,356,000)
 Utilization of Federal and foreign net operating loss
  carryforward and various Federal tax credits .......            --               --           (576,000)
 State taxes, net of federal benefit .................          61,000             --               --
 Other, net ..........................................         236,000          (35,000)         (15,000)
                                                           -----------      -----------      -----------
                                                           $ 1,555,000      $ 1,925,000      $ 1,222,000
                                                           ===========      ===========      ===========

                         BEL FUSE INC. AND SUBSIDIARIES

  5. INCOME TAXES--(Continued)

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                                           DECEMBER 31,
                                                -----------------------------------------------------------------
                                                           1997                                  1996
                                                ---------------------------           ---------------------------
                                                 TEMPORARY                             TEMPORARY
                                                 DIFFERENCE      TAX EFFECT            DIFFERENCE      TAX EFFECT
                                                -----------     -----------           -----------     -----------
Deferred Liability:
  Depreciation .............................    $ 6,709,000     $   957,000           $ 4,420,000     $   750,000

Deferred Asset:
  Other temporary differences ..............     (1,052,000)       (421,000)             (297,000)       (101,000)
                                                -----------     -----------           -----------     -----------
                                                $ 5,657,000     $   536,000           $ 4,123,000     $   649,000
                                                ===========     ===========           ===========     ===========

     The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations.

     It is management's intention to permanently reinvest a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 1997, 1996 or 1995. Unrepatriated earnings, upon which income taxes have not been accrued, amounted to approximately $60,018,000 at December 31, 1997. The related amount of income taxes would approximate $14,445,000.

                         BEL FUSE INC. AND SUBSIDIARIES

  6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

                                                                                                   ADJUSTMENTS
                                                              UNITED             FOREIGN                AND
                                                              STATES           COUNTRIES(1)        ELIMINATIONS         CONSOLIDATED
                                                           ------------        ------------        ------------         ------------
1997

Sales to unaffiliated customers ...................        $ 38,039,199        $ 35,491,677        $       --           $ 73,530,876
Transfers between geographic areas ................           1,043,889          29,236,016         (30,279,905)                --
                                                           ------------        ------------        ------------         ------------
  Total Revenues ..................................        $ 39,083,088        $ 64,727,693        $(30,279,905)        $ 73,530,876
                                                           ============        ============        ============         ============
Operating income ..................................        $    454,908        $  8,522,390        $       --           $  8,977,298
                                                           ============        ============        ============         ============
Identifiable assets as at December 31, 1997 .......        $ 37,415,575        $ 49,194,689        $ (3,458,031)        $ 83,152,233
                                                           ============        ============        ============         ============

1996

Sales to unaffiliated customers ...................        $ 41,538,256        $ 23,919,265        $       --           $ 65,457,521
Transfers between geographic areas ................           4,356,898          30,148,968         (34,505,866)                --
                                                           ------------        ------------        ------------         ------------
  Total Revenues ..................................        $ 45,895,154        $ 54,068,233        $(34,505,866)        $ 65,457,521
                                                           ============        ============        ============         ============
Operating income ..................................        $  1,500,248        $  5,923,939        $       --           $  7,424,187
                                                           ============        ============        ============         ============
Identifiable assets as at December 31, 1996 .......        $ 21,716,125        $ 59,458,585        $ (9,560,702)        $ 71,614,008
                                                           ============        ============        ============         ============

1995

Sales to unaffiliated customers ...................        $ 44,702,623        $ 26,003,688        $       --           $ 70,706,311
Transfers between geographic areas ................           6,580,116          35,775,197         (42,355,313)                --
                                                           ------------        ------------        ------------         ------------
  Total Revenues ..................................        $ 51,282,739        $ 61,778,885        $(42,355,313)        $ 70,706,311
                                                           ============        ============        ============         ============
Operating income ..................................        $  1,155,081        $  6,406,525        $       --           $  7,561,606
                                                           ============        ============        ============         ============
Identifiable assets as at December 31, 1995 .......        $ 23,407,811        $ 52,011,394        $(10,943,531)        $ 64,475,674
                                                           ============        ============        ============         ============

----------
(1)  Consist principally of operations in the Far East.

                         BEL FUSE INC. AND SUBSIDIARIES

6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES--(Continued)

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to foreign countries to be manufactured into finished products and finished products manufactured in foreign countries and transferred to the United States for sale. Operating income represents total revenue less operating expenses. In computing operating income, none of the following items have been included: other income--net and income taxes.

     Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

     The territory of Hong Kong reverted to the People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau will revert to the People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 57% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases could have a material adverse effect on the Company.

     The Company's research and development facilities are located in California, Indiana, and Hong Kong. Research and development costs amounted to $3,895,000 in 1997, $3,529,000 in 1996 and $3,384,000 in 1995.

     The Company had sales in excess of ten percent to customers who manufacture electronic equipment as follows: The amounts and percentages were approximately $19,217,000 (26.1%) and $8,272,000 (11.3%) in 1997, $12,853,000 (19.6%),
$7,313,000 (11.2%) and $6,670,000 (10.2%) in 1996 and $9,163,000 (13%) and
$8,606,000 (12%) in 1995.

7.   RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan, a contributory stock ownership and savings 401(K) plan which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock. The expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $152,000, $136,000 and $137,000, respectively. As of December 31, 1997 the fund owned 79,819 shares of Bel Fuse Inc. common stock.

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $385,000, $267,000 and $311,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do soby the trustees of the Company's Far East plan. As of December 31, 1997, the fund owned 18,809 shares of Bel Fuse Inc. common stock.

8.   STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 700,000 shares. Substantially all options outstanding become exercisable twenty-five (25%) percent one year from the date of grant and twenty-five (25%) percent for each year of the three years thereafter. The price of the options granted pursuant to the plan will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and, in general, no option will be exercisable after six years from the date granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option awarded. Had compensation cost for the Company's stock options plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                         BEL FUSE INC. AND SUBSIDIARIES

8.   STOCK OPTION PLAN--(Continued)

                                                          DECEMBER 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ----------       ----------
Net earnings--as reported ....................    $8,850,462       $7,805,530
Net earnings--pro forma ......................    $8,555,035       $7,667,434
Earnings per share--basic--as reported .......    $     1.74       $     1.54
Earnings per share--basic--pro forma .........    $     1.68       $     1.51
Earnings per share--diluted--as reported .....    $     1.72       $     1.52
Earnings per share--diluted--pro forma .......    $     1.66       $     1.49

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividends yield of -0-%, expected volatility of 52% and 52%, risk-free interest rate of 5.6% and 5.1%, and expected lives of 6 years.

     Information regarding the Company's Plan for 1997, 1996 and 1995 is as follows:

                                                1997                                1996                            1995
                                         --------------------              ----------------------             -------------------
                                                     WEIGHTED-                           WEIGHTED-                       WEIGHTED-
                                                      AVERAGE                             AVERAGE                         AVERAGE
                                                     EXERCISE                             EXERCISE                       EXERCISE
                                         SHARES        PRICE               SHARES           PRICE             SHARES       PRICE
                                         ------      --------              ------        ---------            ------     --------
Options outstanding,
 beginning of year ...........           186,000      $ 9.59               142,000         $ 6.92             242,750     $ 5.73
Options exercised ............           (51,100)     $ 8.36               (19,375)        $ 6.55             (86,250)    $ 3.60
Options granted ..............           105,500      $13.25                71,000         $14.00                --       $  --
Options cancelled ............            (4,000)     $12.13                (7,625)        $ 8.59             (14,500)    $ 3.60
                                         -------                           -------                            -------     ------
Options outstanding,
 end of year .................           236,400      $11.45               186,000         $ 9.59             142,000     $ 6.92
                                         =======                           =======                            =======     ======
Options price range at end
 of year .....................   $6.50 to $14.00                   $6.50 to $14.00                     $3.75 to $7.70
Option price range for
 exercised shares ............   $6.50 to $14.00                    $3.75 to $7.00                     $2.34 to $7.00
Options available for grant
 at end of year ..............            53,500                           155,000                            218,375
Weighted-average fair
 value of options,
 granted during the year .....             $7.46                             $7.78

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                             WEIGHTED-
                               NUMBER         AVERAGE        WEIGHTED        NUMBER        WEIGHTED-
 RANGE OF                    OUTSTANDING     REMAINING        AVERAGE      EXERCISABLE      AVERAGE
 EXERCISE                    AT DECEMBER    CONTRACTUAL      EXERCISE      AT DECEMBER      EXERCISE
  PRICES                      31, 1997          LIFE           PRICE        31, 1997         PRICE
----------                   -----------    -----------      --------      -----------     ---------
$ 6.50 to $ 7.70 ...........    77,000       2.0 years          $7.00         39,500          $7.48
$13.25 to $14.00 ...........   159,400       5.7 years         $13.50          5,150         $14.00
                               -------                                        ------
                               236,400                                        44,650
                               =======                                        ======

                         BEL FUSE INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

   Leases

     The Company leases various facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

YEARS ENDING DECEMBER 31,
-------------------------
       1998 .............................    $471,000
       1999 .............................     287,000
       2000 .............................      99,000
       2001 .............................      66,000
       2002 .............................       6,000
                                             --------
                                             $929,000
                                             ========

     Rental expense was approximately $484,000, $442,000 and $474,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Credit Facilities

     The Company has two domestic unsecured lines of credit amounting to $5,000,000 which was unused at December 31, 1997. The lines of credit are renewable annually.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in August, 1998 and was unused at December 31, 1997. Borrowing on the line of credit is guaranteed by the U.S. parent.

                         BEL FUSE INC. AND SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                                                                                         TOTAL YEAR
                                                                                                                           ENDED
                                          MARCH 31,            JUNE 30,         SEPTEMBER 30,        DECEMBER 31,       DECEMBER 31,
                                            1997                 1997                1997               1997                1997
                                         -----------         -----------        -------------        -----------        ------------
Net sales ......................         $15,962,204         $18,748,690         $18,409,054         $20,410,928        $73,530,876
Gross Profit ...................           4,592,089           5,640,788           5,721,974           6,852,212         22,807,063
Net earnings ...................           1,309,859           2,132,762           2,174,843           3,232,998          8,850,462
Earnings per share
--basic (1) ....................                $.26                $.42                $.43                $.63              $1.74
Earnings per share
--diluted (1) ..................                $.26                $.42                $.42                $.63              $1.72

                                                                                                                         TOTAL YEAR
                                                                                                                           ENDED
                                          MARCH 31,            JUNE 30,         SEPTEMBER 30,        DECEMBER 31,       DECEMBER 31,
                                            1996                 1996                1996               1996                1996
                                         -----------         -----------        -------------        -----------        ------------
Net sales ......................         $17,262,328         $16,143,604         $14,426,471         $17,625,118        $65,457,521
Gross profit ...................           5,221,978           4,820,460           3,805,931           5,069,687         18,918,056
Net earnings ...................           2,232,909           2,186,273           1,231,936           2,154,412          7,805,530
Earnings per share
--basic (1) ....................                $.44                $.43                $.24                $.42              $1.54
Earnings per share
--diluted (1) ..................                $.44                $.43                $.24                $.41              $1.52

----------
(1) Earnings per share is computed on a quarterly basis. The quarterly amounts of earnings per share may not agree to the total for the year.

                         BEL FUSE INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                     COLUMN B          COLUMN C       COLUMN D           COLUMN E          COLUMN F
              --------                     --------          --------       --------           --------          --------
                                                                   ADDITIONS
                                                             -----------------------
                                                                (1)           (2)
                                                              CHARGED       CHARGED
                                           BALANCE AT        TO PROFIT      TO OTHER                             BALANCE
                                           BEGINNING         AND LOSS       ACCOUNTS          DEDUCTIONS         AT CLOSE
             DESCRIPTION                   OF PERIOD         OR INCOME     (DESCRIBE)         (DESCRIBE)        OF PERIOD
             -----------                   ---------         ---------     ----------         ----------        ---------
Year ended December 31, 1997
  Allowance for doubtful
    accounts ..........................     $195,000          $ 32,000      $     --           $   --            $227,000
                                            ========          ========      ========           ========          ========

  Allowance for excess and
    obsolete inventory ................     $100,000          $422,000      $     --           $   --            $522,000
                                            ========          ========      ========           ========          ========

Year ended December 31, 1996
  Allowance for doubtful
    accounts ..........................     $155,000          $ 40,000      $     --           $   --            $195,000
                                            ========          ========      ========           ========          ========

  Allowance for excess and
    obsolete inventory ................     $141,000          $600,000      $     --           $641,000(a)       $100,000
                                            ========          ========      ========           ========          ========

Year ended December 31, 1995
  Allowance for doubtful
    accounts ..........................     $ 70,000          $ 85,000      $     --           $   --            $155,000
                                            ========          ========      ========           ========          ========

  Allowance for excess and obselete
    inventory .........................     $    --           $141,000      $     --           $   --            $141,000
                                            ========          ========      ========           ========          ========

----------
(a)  Write offs.