Form 10-K/A
period 1997-12-31
BEL FUSE INC /NJ
filed 1998-04-29
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A1

                    Amending Part III to Include Information

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______________ to ________________

                         Commission File Number 0-11676

                                   ----------

                                  BEL FUSE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                          22-1463699
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                           Identification No.)


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

                             Yes    X               No
                                 ------                ------

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

     Number of shares of Common Stock outstanding as of March 16, 1998:
                                   5,139,670
                                   ---------

Documents incorporated by reference:

     None

================================================================================

                                    PART III

Item 10. Directors of the Registrant; Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------------------

     The following table and biographical outlines set forth the directors of the Company and a brief account of the business experience of each such director for the past five years. Daniel Bernstein, Peter Gilbert and John Johnson are nominees for directors at Bel Fuse's 1998 annual meeting. If elected, their terms will expire in 2001. Howard Bernstein's and John Tweedy's terms expire in 2000 and Elliot Bernstein's and Robert Simandl's terms expire in 1999.

                             Director
Name                  Age      Since       Business Experience
----                  ---    --------      -------------------

Elliot Bernstein      74       1949        Chairman of the Board (June 1992
                                             to Present) and Chief Executive
                                             Officer of the Company; President
                                             of the Company (prior years to
                                             June 1992)

Daniel Bernstein      44       1986        President (June 1992 to Present)
                                             of the Company; Vice President
                                             and Treasurer of the Company
                                             (prior years to June 1992);
                                             Managing Director of the
                                             Company's Macau subsidiary (1991
                                             to Present)

Howard B. Bernstein   72       1954       Retired

John F. Tweedy        52       1996       Director of Corporate Communica-
                                            tions of Standard Microsystems
                                            Corp. (supplier of computer LAN
                                            systems) (July 1995 to Present);
                                            Independent consultant (November
                                            1994 to July 1995); President
                                            and Chief Executive Officer of
                                            NetVision Corp. (developer of
                                            computer networking products)
                                            (November 1993 to October 1994);
                                            Independent Consultant (June
                                            1993 to November 1993);
                                            Corporate Vice President,
                                            Systems Engineering of Standard
                                            Microsystems Corp. (1988 to June
                                            1993)

Robert H. Simandl     69       1967       Secretary of the Company;
                                            Practicing Attorney; Member of
                                            the law firm of Simandl & Gerr
                                            (January 1992 to January 1995);
                                            member of the law firm of
                                            Robert Simandl, Counselor of
                                            Law (prior years).

Item 10. Directors of the Registrant; Compliance with Section 16(a) of the Exchange Act (Continued)
          -------------------------------------------------------------
                             Director
Name                  Age     Since       Business Experience
----                  ---    --------     -------------------
Peter Gilbert         50       1987       President and Chief Executive
                                            Officer of The Gilbert Manu-
                                            facturing Company, a division
                                            of Larsdale, Inc., Boston,
                                            Massachusetts (manufacturer
                                            of electrical components).

John S. Johnson       68       1996       Independent consultant (April
                                            1993 to Present) for various
                                            companies, including the Company
                                            (during 1995); Corporate Con-
                                            troller of AVX Corporation (manu-
                                            facturer of electronic com-
                                            ponents) (1978 to March 1993)

Messrs. Elliot and Howard Bernstein are brothers. Daniel Bernstein is Elliot Bernstein's son and Howard Bernstein's nephew.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report, required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 1997.

Item 11.  Executive Compensation
          ----------------------
     The following table sets forth, for the fiscal years ended December 31, 1995, 1996 and 1997, the annual and long-term compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers of Bel during 1997 (the "Named Officers"):

                                   SUMMARY COMPENSATION TABLE
                                   --------------------------


                                                                            Long-Term
                                                                       Compensation Awards
                                         Annual Compensation           ---------------------
     Name and                       -----------------------------      Securities Underlying
Principal Position         Year      Salary      Bonus      Other         Options/SARs (#)       Compensation
------------------         ----     --------    -------    --------    ----------------------    ------------
                                                             (A)                                      (B)
Elliot Bernstein           1997     $350,000    $   --     $    --               --                $23,756
Chairman and Chief         1996      350,000        --          --               --                 30,756
Executive Officer          1995      350,000        --          --               --                 32,621

Daniel Bernstein           1997      173,807     75,000         --               --                 11,849
President                  1996      148,704     75,000         --               --                  8,850
                           1995      138,800     10,769         --               --                  8,873

Arnold Sutta               1997      122,317      9,420         --               --                  4,397
Vice President             1996      121,895      9,420         --            10,000                 4,328
                           1995      116,099      8,971         --               --                  4,118

Colin Dunn                 1997      142,074      20,769        --               --                  5,525
Vice President             1996      134,204      20,269        --               --                  5,023
And Treasurer              1995      117,776       9,152        --               --                  4,193

Joseph Meccariello         1997      132,290      31,200    100,906           10,000                 6,611
Vice President             1996      119,615      20,004     97,957              --                  8,374
                           1995      104,410       7,012     97,025              --                  7,312

--------------------------------------------
---------------
        (A) During the periods presented above, no Named Officer received perquisites (i.e. personal benefits) in excess of 10% of such individual's reported salary and bonus, except that Mr. Meccariello received housing allowances of $100,906, $97,957 and $97,025 during 1997, 1996 and 1995, respectively.

        (B) Compensation reported under this column for 1997 includes: (i) contributions of $17,500 for Elliot Bernstein and $6,611 for Joseph Meccariello to the Company's Far East Retirement Plan and contributions of $7,849, $4,397 and $5,525, respectively, for Daniel Bernstein, Arnold Sutta and Colin Dunn, respectively, to the Company's 401(k) Plan, to match 1997 pre-tax elective deferral contributions (included under "Salary") made by each Named Officer to such Plans, such contributions being made in shares of the Company's Common Stock, (ii) $4,000 paid to each of Elliot Bernstein and Daniel Bernstein as directors' fees, and
        (iii) $2,256 paid by the Company as a premium for term life insurance for Elliot Bernstein.

EMPLOYMENT AGREEMENT

     The Company and Mr Elliot Bernstein have entered into an employment agreement, dated October 29, 1997. Pursuant to his employment agreement, Mr. Bernstein will continue to serve as Chairman of the Board of Bel for on-going three year terms, at a base salary of $350,000 per year. Mr. Bernstein will also be entitled to receive those benefits which he is currently receiving, including health care and insurance benefits. The employment agreement provides that if Mr. Bernstein is disabled and cannot perform his duties under the agreement or if he dies, the Company will continue to pay to Mr. Bernstein or his estate his base salary for the balance of term in effect at the time of such termination. The employment also contains non-competition provisions which extend during the term of the agreement and for a period of one year following termination of employment.

STOCK OPTION GRANTS

     The Company maintains a Stock Option Plan (the "Plan") for employees. The options granted under the Plan generally have terms of five years and terminate at or within a specified period of time after the optionee's employment with the Company ends. Options are exercisable in installments determined at the date of grant. The following table contains information regarding the grant of stock options under the Plan to Joseph Meccariello, the only Named Officer who received a stock option grant during the year ended December 31, 1997:

                                OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                             Individual Grants                           Potential Realizable
                      --------------------------------------------------------------       Value at Assumed
                       Number of      Percent of Total                                   Annual Rates of Stock
                       Securities      Options/SARs                                       Price Appreciation
                       Underlying       Granted to        Exercise or                     For Option Term (A)
                      Options/SARs       Employees        Base Price      Expiration    ----------------------
Name                   Granted (#)        in 1997           ($/sh.)          Date         5% ($)       10% ($)
----                  ------------      -----------       ----------       --------       ------      --------
Joseph Meccariello       10,000            9.5%             $13.25         3/7/2002      $36,607       $80,893


          ----------------------------------

---------------
(A) Amounts represent hypothetical gains that could be achieved if the listed options were exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually from the date the options were granted to their expiration date, based upon the fair market value of the Common Stock as of the date the options were granted. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent upon the future performance of the Company and overall financial market conditions. There can be no assurance that amounts reflected in this table will be achieved.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information regarding stock option exercises by the Named Oficers during the year ended December 31, 1997, including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at December 31, 1997. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and $19.125, the closing sale price of the Company's Common Stock on December 31, 1997.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                        Value
                                      Realized
                                    (Market Price       Number of Securities                  Value of
                                     on Exercise       Underlying Unexercised          Unexercised In-The-Money
                       Common Shares  Date Less     Options/SARs at Year End (#)     Options/SARs at Year-End (#)
                       Acquired on    Exercise      -----------------------------     ----------------------------
Name                   Exercise (#)   Price)($)     Exercisable     Unexercisable     Exercisable   Unexercisable
----                   ------------   ---------     -----------     -------------     -----------   -------------
Elliot Bernstein            --            --          15,000            5,000           171,375        57,125
Daniel Bernstein            --            --          15,000            5,000           171,375        57,125
Arnold Sutta               2,500        10,000          --              7,500              --          38,437
Colin Dunn                 3,750        37,500         3,750            3,750            45,469        45,469
Joseph Meccariello         2,500        25,391          --             11,250              --          74,531


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
     Robert H. Simandl served as a member of the Compensation Committee of the Company's Board of Directors during 1997. Mr. Simandl has served as the Company's Secretary for more than the past five years.

     Mr. Simandl and his predecessor firms have served as general counsel to the Company for more than five years. Fees received by Mr. Simandl's firm from the Company during 1997 were not material. The Company will retain Mr. Simandl in 1998.

     Daniel Bernstein served as a member of the Compensation Committee of the Company's Board of Directors during 1997, although he did not participate with respect to determinations regarding his own compensation. Daniel Bernstein has been President of the Company since 1992, served the Company in other capacities in prior years, and has been a director of the Company since 1986.

--------------------------------------------

COMPENSATION OF DIRECTORS

     In 1997, directors of the Company received an annual retainer of $6,000, $750 for each Board meeting they attended and $500 for each committee meeting which they attended. Directors who are executive officers of the Company will not receive directors' fees otherwise payable to Company's foreign subsidiaries.

     John S. Johnson, a director of the Company, provides consulting services to the Company from time to time. In 1997, fees received by Mr. Johnson for such services were not material.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     The following table sets forth certain information known to the Company as of the date of this statement, with respect to beneficial ownership of: (i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock; (ii) each of the Company's directors and named executive officers; and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                      Amount and
                                       Nature of
 Name and                              Beneficial
Address of                             Ownership                Percent
Beneficial                               as of                 of Shares
  Owner                              April 1, 1998           Outstanding(A)
----------                           -------------           --------------
Elliot Bernstein (B)                 494,351 (C)                  9.6%

Daniel Bernstein                     245,058 (D)                  4.8

Howard B. Bernstein (B)              282,800 (E)                  5.5

John Tweedy                              500                       *

Robert Simandl                         3,170 (F)                   *

Peter Gilbert                          1,000                       *

John Johnson                           3,800 (G)                   *

Arnold Sutta                           8,107 (H)                   *

Colin Dunn                             2,271 (I)                   *

Joseph Meccariello                     4,167 (J)                   *

Dimensional Fund Advisors Inc.       388,100 (K)                  7.6
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401

Denver Investment Advisors           270,600                      5.3
 L.L.C.
1225 17th Street, 26th Floor
Denver, CO  80202

All Directors and Executive        1,050,516 (L)                 20.3
 Officers as a group (con-
 sisting of 11 persons)


-------------

(A)  There were 5,139,670 shares of Common Stock outstanding as of April 1,
     1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)
          --------------------------------------------------------------

(B) The addresses of each of these persons is c/o Bel Fuse Inc., 198 Van Vorst Street, Jersey City, NJ 07302

(C) Includes 15,000 shares which may be acquired by Elliot Bernstein on or before May 30, 1998 upon the exercise of stock options, 26,800 shares held of record by Elliot Bernstein's wife, 32,600 shares owned by a not-for-profit foundation of which Mr. Bernstein is President and Trustee and 200,000 shares owned by a family partnership of which Mr. Bernstein is the general partner. Also includes an aggregate of 4,631 shares allocated to Elliot Bernstein in the Company's Far East Retirement Plan over which he has voting but no investment power.

(D) Includes 15,000 shares which may be acquired by Daniel Bernstein on or before May 30, 1998 upon the exercise of stock options and 25,000 shares held by Daniel Bernstein as trustee for his children. Also includes 3,059 shares allocated to Daniel Bernstein in the Company's 401(k) Plan over which he has voting but no investment power.

(E) Includes 500 shares held of record by Howard Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of these shares.

(F)  Includes 2,400 shares held of record by Mr. Simandl's wife.

(G)  Includes 300 shares held by Mr. Johnson as custodian for his grandchildren.

(H) Includes 2,794 shares allocated to Mr. Sutta in the Company's 401(K) Plan over which he has voting but no investment power and 2,500 shares which may be acquired by Mr. Sutta on or before May 30, 1998 upon the exercise of stock options.

(I) Includes 2,271 shares allocated to Mr. Dunn in the Company's 401(K) Plan over which he has voting but no investment power.

(J) Includes 3,750 shares which may be acquired by Mr. Meccariello on or before May 30, 1998 upon the exercise of stock options and 417 shares allocated to Mr. Meccariello in the Company's Far East Retirement Plan over which he has voting but no investment power.

(K) Dimensional has provided the following information in its filings with the Securities and Exchange Commission:

     All of these shares were owned by advisory clients of Dimensional, no one of which, to the knowledge of Dimensional, owned more than 5% of Bel's outstanding common stock. Dimensional disclaims beneficial ownership of all such shares.

(L) Includes 36,250 shares which may be acquired on or before May 30, 1998 upon the exercise of stock options and 15,714 shares allocated the Company's 401(K) Plan and Far East Retirement Plan over which they have voting but no investment power.

* Shares constitute less than one percent of the shares of Common Stock outstanding.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amendment to the Company's Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                               BEL FUSE, INC.

                                               BY: /s/ DANIEL BERNSTEIN
                                                   ---------------------------
                                                   Daniel Bernstein, President

Dated: April 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                         Date
         ---------                    -----                         ----

/s/ ELLIOT BERNSTEIN           Chairman of the Board
-------------------------      and Director (Principal          April 28, 1998
Elliot Bernstein               Executive Officer)


/s/ DANIEL BERNSTEIN           President, (Principal
-------------------------      Financial and Accounting         April 28, 1998
Daniel Bernstein               Officer) and Director


/s/ HOWARD B. BERNSTEIN        Director                         April 28, 1998
-------------------------
Howard B. Bernstein


/s/ ROBERT H. SIMANDL          Director                         April 28, 1998
-------------------------
Robert H. Simandl


/s/ PETER GILBERT              Director                         April 28, 1998
-------------------------
Peter Gilbert


/s/ JOHN TWEEDY                Director                         April 28, 1998
-------------------------
John Tweedy


/s/ JOHN JOHNSON               Director                         April 28, 1998
-------------------------
John Johnson