Form 10-Q
period 1998-03-31
BEL FUSE INC /NJ
filed 1998-05-12
CIK 729580

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


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


                              198 VAN VORST STREET
                          JERSEY CITY, NEW JERSEY 07302
                                 (201) 432-0463
                     ---------------------------------------
                     (Address of principal executive office)


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

     At May 1, 1998, there were 5,162,070 shares of Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS ..............................        1

                 Consolidated Balance Sheets as of
                   March 31, 1998 (unaudited) and
                   December 31, 1997 ...............................      2 - 3

                 Consolidated Statements of Operations
                   and Comprehensive Income for the
                   Three Months Ended March 31, 1998 and
                   1997 (unaudited) ................................        4

                 Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31,
                   1998 and 1997 (unaudited) .......................      5 - 6

                 Notes to Consolidated Financial
                   Statements (unaudited) ..........................      7 - 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS ......................................      9 - 11


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS .................................       12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................       12

SIGNATURES .........................................................       13

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------      -----------
Current Assets:
  Cash and cash equivalents ..................      $31,606,662      $29,231,967
  Marketable securities ......................        2,102,012             --
  Accounts receivable, less allowance
   for doubtful accounts of $238,000
   and $227,000 ..............................       10,219,688       11,181,379
  Inventories ................................       10,646,926       12,202,938
  Prepaid expenses and other current
   assets ....................................          675,988          383,084
  Deferred income taxes ......................          402,000          421,000
                                                    -----------      -----------
       Total Current Assets ..................       55,653,276       53,420,368

Property, plant and equipment -- net .........       29,243,011       29,052,354

Other assets .................................          636,336          679,511
                                                    -----------      -----------
       TOTAL ASSETS ..........................      $85,532,623      $83,152,233
                                                    ===========      ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,     December 31,
                                                        1998            1997
                                                     -----------     -----------
Current Liabilities:
  Accounts payable .............................     $ 2,707,894     $ 3,467,897
  Accrued expenses .............................       5,669,607       5,660,411
  Income taxes payable .........................         101,964         237,515
                                                     -----------     -----------
       Total Current Liabilities ...............       8,479,465       9,365,823
Deferred income taxes ..........................         950,000         957,000
                                                     -----------     -----------
       Total Liabilities .......................       9,429,465      10,322,823
                                                     -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued ................................            --              --
  Common stock, par value $.10 per
    share -- authorized 10,000,000
    shares; outstanding 5,147,420 and
    5,121,920 shares (net of 2,145,539
    treasury shares) ...........................         514,742         512,192
  Additional paid-in capital ...................       7,849,078       7,525,753
  Retained earnings ............................      67,737,786      64,771,298
  Cumulative currency translation
    adjustment .................................           1,552          20,167
                                                     -----------     -----------
       Total Stockholders' Equity ..............      76,103,158      72,829,410
                                                     -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ...............................     $85,532,623     $83,152,233
                                                     ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------      -----------
Net sales .....................................     $19,514,700      $15,962,204
                                                    -----------      -----------
Costs and Expenses:
  Cost of sales ...............................      13,177,728       11,370,115
  Selling, general and
    administrative ............................       3,387,482        3,093,309
                                                    -----------      -----------
                                                     16,565,210       14,463,424
                                                    -----------      -----------
Income from operations ........................       2,949,490        1,498,780
Other income -- net ...........................         415,998          340,079
                                                    -----------      -----------
Earnings before income taxes ..................       3,365,488        1,838,859

Income tax provision ..........................         399,000          529,000
                                                    -----------      -----------
Net earnings ..................................     $ 2,966,488      $ 1,309,859
                                                    ===========      ===========
Earnings per common share -- basic ............     $       .58      $       .26
                                                    ===========      ===========
Earnings per common share -- diluted ..........     $       .56      $       .26
                                                    ===========      ===========
Weighted average number of common
  shares outstanding -- basic .................       5,130,885        5,072,094
                                                    ===========      ===========
                     -- diluted ...............       5,232,465        5,138,826
                                                    ===========      ===========
Net earnings ..................................     $ 2,966,488      $ 1,309,859
Other comprehensive income (expense),
  net of income taxes:
    Foreign currency translation ..............         (18,615)          14,916
                                                    -----------      -----------
Comprehensive income ..........................     $ 2,947,873      $ 1,324,775
                                                    ===========      ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------
Cash flows from operating activities:
  Net income ...................................    $ 2,966,488     $ 1,309,859
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization ............        803,236         775,307
      Other ....................................         68,000          62,000
      Changes in operating assets and
        liabilities ............................      1,324,110      (1,133,907)
                                                    -----------     -----------
          Net Cash Provided by Operating
            Activities .........................      5,161,834       1,013,259
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ..................................     (1,008,036)     (1,269,628)
  Purchase of marketable securities ............     (2,102,012)     (2,000,000)
  Proceeds from sale of marketable
    securities .................................           --           633,410
  Proceeds from repayment by contractor ........         41,334          41,445
                                                    -----------     -----------
          Net Cash (Used in) Investing
            Activities .........................     (3,068,714)     (2,594,773)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ......        281,575          15,750
                                                    -----------     -----------
Effect of exchange rate changes on
  cash and cash equivalents ....................           --            14,906
                                                    -----------     -----------
Net Increase (Decrease) in Cash ................      2,374,695      (1,550,858)
Cash and Cash Equivalents -- beginning
  of period ....................................     29,231,967      23,498,491
                                                    -----------     -----------
Cash and Cash Equivalents -- end
  of period ....................................    $31,606,662     $21,947,633
                                                    ===========     ===========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------
Changes in operating assets and
  liabilities consist of:
    Decrease in accounts receivable ............    $   950,691     $   434,520
    (Increase) decrease in inventories .........      1,556,012      (1,402,863)
    (Increase) in prepaid expenses and
      other current assets .....................       (339,040)        (95,731)
    Decrease in other assets ...................         42,805         108,246
    (Decrease) in accounts payable .............       (760,003)       (559,174)
    Increase in accrued expenses ...............          9,196         252,697
    Increase (decrease) in income
      taxes payable ............................       (135,551)        128,398
                                                    -----------     -----------
                                                    $ 1,324,110     $(1,133,907)
                                                    ===========     ===========
Supplementary information:
  Cash paid during the period for:
    Interest ...................................    $      --       $      --
                                                    ===========     ===========
    Income taxes ...............................    $   182,000     $   337,000
                                                    ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the March 31, 1997 financial statements have been reclassified to conform to March 31, 1998 classifications. The information for December 31, 1997 was derived from audited financial statements.

2. Earnings Per Share -- Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Earnings per share for the quarter ended March 31, 1997 have been restated to conform to the provisions of SFAS 128.

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Basic:
  Net earnings ...................................     $2,966,488     $1,309,859
Weighted average shares outstanding ..............      5,130,885      5,072,094
Earnings per share -- basic ......................           $.58           $.26

Diluted:
  Net earnings ...................................     $2,966,438     $1,309,859
Weighted average shares outstanding ..............      5,130,885      5,072,094
   Incremental shares under
    stock option plans ...........................        101,580         66,732
                                                       ----------     ----------
Adjusted weighted average shares
 outstanding .....................................      5,232,465      5,138,826
                                                       ----------     ----------
Earnings per share -- diluted ....................           $.56           $.26
                                                       ==========     ==========

3. Inventories consist of the following:

                                                    March 31,       December 31,
                                                      1998              1997
                                                   -----------      -----------
Raw materials .............................        $ 6,147,638      $ 7,029,632
Work-in-process ...........................            112,678          115,586
Finished goods ............................          4,386,610        5,057,720
                                                   -----------      -----------
                                                   $10,646,926      $12,202,938
                                                   ===========      ===========

                         BEL FUSE INC. AND SUBSIDIARIES

                                   (unaudited)


4. Property, plant and equipment consists of the following:


                                                    March 31,       December 31,
                                                      1998              1997
                                                   -----------      -----------
Land .....................................         $   835,218      $   835,218
Buildings and improvements ...............          14,294,251       14,230,326
Machinery and equipment ..................          39,158,260       38,233,434
Idle property held for sale ..............             935,000          935,000
                                                   -----------      -----------
                                                    55,222,729       54,233,978
Less accumulated
  depreciation and
  amortization ...........................          25,979,718       25,181,624
                                                   -----------      -----------
Net Property, Plant and
  Equipment ..............................         $29,243,011      $29,052,354
                                                   ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements in this Quarterly Report on Form 10-Q that are not historical statements constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could vary materially from such statements as a result of a number of factors, including the impact of competitive developments, fluctuations in customer demand and in the timing of customer orders, general economic conditions, and other risk factors referred to in the 10-K.

   RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                       Percentage of Net Sales
                                                       -----------------------
                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                        1998            1997
                                                       ------          ------
Net sales ......................................       100.0%          100.0%
Cost of sales ..................................        67.5            71.2
Selling, general and
  administrative expenses ......................        17.4            19.4
Other income, net of interest
  expense ......................................         2.1             2.1
Earnings before income tax
  provision ....................................        17.2            11.5
Income tax provision ...........................         2.0             3.3
Net earnings ...................................        15.2             8.2


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                                          Increase (Decrease)
                                                           From Prior Period
                                                          -------------------
                                                           Three Months Ended
                                                             March 31, 1998
                                                           compared with 1997
                                                          -------------------
Net sales ..........................................              22.3 %
Cost of sales ......................................              15.9
Selling, general and
  administrative expenses ..........................               9.5
Other income -- net ................................              22.3
Earnings before income tax
  provision ........................................              83.0
Income tax provision ...............................             (24.6)
Net earnings .......................................             126.5

   SALES

     Net sales increased 22.3% during the first three months of 1998 compared to the first three months of 1997 from approximately $16.0 million to $19.5 million. The Company attributes this increase primarily to sales growth in magnetic components and, to a lesser extent, fuse products, offset, in part, by reduced sales of customer-specific value-added circuits and assemblies. Such reduced sales reflect the completion of certain contracts. Sales growth consisted primarily of growth in unit sales, including sales of certain new products.

   COST OF SALES

     Cost of sales as a percentage of net sales decreased 3.7% during the first three months of 1998 compared to the first three months of 1997, from 71.2% to 67.5%. The decrease in the cost of sales percentage is primarily attributable to lower labor and overhead costs as a percentage of sales due to the increase in sales.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales decreased during the first three months of 1998 compared to the first three months of 1997 from 19.4% to 17.4%. The Company attributes the decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 9.5%. The Company attributes the increase in dollar amount of such expenses primarily to increased sales volume and increases in sales and marketing salaries and sales related expenses.

   OTHER INCOME

     Other income, consisting principally of interest earned on cash equivalents and marketable securities, increased by approximately $76,000 during the first three months of 1998 compared to the first three months of 1997. The increase is primarily due to higher earnings on invested funds due to greater average balances in 1998 compared to 1997.

   PROVISION FOR INCOME TAXES

     The provision for income taxes for the first three months of 1998 versus 1997 was $399,000 as compared to $529,000. The decrease in the provision is due primarily to lower foreign income tax rates and lower United States earnings before income taxes in 1998 versus 1997.

   LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term.

     The Company has lines of credit, all of which were unused at March 31, 1998, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     During 1998, the Company's cash increased by $2.4 million, reflecting $5.2 million provided by operating activities and $.3 million from proceeds from the exercise of stock options, offset, in part, by $2.1 million in purchases of marketable securities and $1.0 million in purchases of plant and equipment.

     Cash, marketable securities and accounts receivable comprised 51.4% and 48.6% of the Company's total assets at March 31, 1998 and December 31, 1997, respectively. The Company's working capital ratio (i.e., the ratio of current assets to current liabilities) was 6.6 to 1 at March 31, 1998 and 5.7 to 1 at December 31, 1997, respectively.

PART II. OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

          See Item 3 of the Company's Form 10-K for the year ended December 31, 1997.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no current reports on Form 8-K filed by the registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BEL FUSE INC.


                                          By: /s/ DANIEL BERNSTEIN
                                              ----------------------------------
                                                  Daniel Bernstein, President
                                                  (Principal Financial and
                                                  Accounting Officer)


Dated: May 12, 1998