Form 10-Q
period 1998-06-30
BEL FUSE INC /NJ
filed 1998-08-11
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

     At August 1, 1998, there were 2,600,997 shares of Class A Common Stock, $.10 par value, outstanding and 2,600,997 shares of Class B Common Stock, $.10 par value.

                                  BEL FUSE INC.

                                      INDEX


                                                          Page Number
                                                          -----------
Part I.         Financial Information

  Item 1.       Financial Statements                          1

                Consolidated Balance Sheets as of
                June 30, 1998 (unaudited) and
                December 31, 1997                           2 - 3

                Consolidated Statements of Opera-
                tions and Comprehensive Income
                for the Six Months and Three
                Months Ended June 30, 1998 and 1997
                (unaudited)                                 4 - 5

                Consolidated Statements of
                Cash Flows for the Six Months
                Ended June 30, 1998 and 1997
                (unaudited)                                 6 - 7

                Notes to Consolidated Financial
                Statements (unaudited)                      8 - 10

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                              11 - 14

Part II.        Other Information

  Item 1.       Legal Proceedings                            15

  Item 2.       Changes in Securities and Use
                of Proceeds                                  15

  Item 4.       Submission of Matters to a Vote
                of Security Holders                        15 - 16

  Item 6.       Exhibits and Reports on Form 8-K             16

Signatures                                                   17

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

     The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       June 30,     December 31,
                                                         1998           1997
                                                     -----------     -----------
                                                     (unaudited)
Current Assets:
    Cash and cash equivalents                        $34,911,825     $29,231,967
    Marketable securities                              2,830,415            --
    Accounts receivable, less allowance
     for doubtful accounts of $238,000
     and $227,000                                     12,186,539      11,181,379
    Inventories                                        9,854,987      12,202,938
    Prepaid expenses and other current
     assets                                              659,129         383,084
    Deferred income taxes                                365,000         421,000
                                                     -----------     -----------
         Total Current Assets                         60,807,895      53,420,368

Property, plant and equipment - net                   29,256,418      29,052,354

Other assets                                             584,404         679,511
                                                     -----------     -----------

         TOTAL ASSETS                                $90,648,717     $83,152,233
                                                     ===========     ===========











                                                     (Continued)
                 See notes to consolidated financial statements.
                                       -2-

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          1998          1997
                                                      -----------    -----------
                                                      (unaudited)
Current Liabilities:
    Accounts payable                                  $ 3,182,126    $ 3,467,897
    Accrued expenses                                    6,533,050      5,660,411
    Income taxes payable                                  161,927        237,515
                                                      -----------    -----------

         Total Current Liabilities                      9,877,103      9,365,823

Deferred income taxes                                     971,000        957,000
                                                      -----------    -----------
         Total Liabilities                             10,848,103     10,322,823
                                                      -----------    -----------

Stockholders' Equity:
    Preferred stock, no par value -
     authorized 1,000,000 shares;
     none issued                                             --             --
    Common stock, par value $.10 per
     share - authorized 10,000,000
     shares; outstanding 5,201,995 and
     5,121,920 shares (net of 2,145,539
     treasury shares)                                     520,200        512,192
    Additional paid-in capital                          8,503,882      7,525,753
    Retained earnings                                  70,776,491     64,771,298
    Cumulative currency translation
     adjustment                                                41         20,167
                                                      -----------    -----------

         Total Stockholders' Equity                    79,800,614     72,829,410
                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                      $90,648,717    $83,152,233
                                                      ===========    ===========















                 See notes to consolidated financial statements.
                                       -3-

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                        Six Months Ended           Three Months Ended
                                            June 30,                    June 30,
                                   -------------------------   -------------------------
                                       1998          1997          1998          1997
                                   -----------   -----------   -----------   -----------
Sales                              $39,046,355   $34,710,894   $19,531,655   $18,748,690
                                   -----------   -----------   -----------   -----------
Costs and Expenses:

    Cost of sales                   26,024,635    24,478,017    12,846,907    13,107,902
    Selling, general and
     administrative expenses         7,033,510     6,503,284     3,646,028     3,408,975
                                   -----------   -----------   -----------   -----------
                                    33,058,145    30,981,301    16,492,935    16,516,877
                                   -----------   -----------   -----------   -----------

Income from operations               5,988,210     3,729,593     3,038,720     2,231,813

Other income - net                     893,983       682,028       477,985       341,949
                                   -----------   -----------   -----------   -----------
Earnings before income taxes         6,882,193     4,411,621     3,516,705     2,573,762

Income tax provision                   877,000       969,000       478,000       441,000
                                   -----------   -----------   -----------   -----------

Net earnings                       $ 6,005,193   $ 3,442,621   $ 3,038,705   $ 2,132,762
                                   ===========   ===========   ===========   ===========

Earnings per common share-basic    $      1.16   $       .68   $       .59   $       .42
                                   ===========   ===========   ===========   ===========
Earnings per common share-
 diluted                           $      1.15   $       .67   $       .58   $       .42
                                   ===========   ===========   ===========   ===========
Weighted average number of
 common shares outstanding-basic     5,158,028     5,072,919     5,184,994     5,073,736
                                   ===========   ===========   ===========   ===========
Weighted average number of
 common shares outstanding-
 diluted                             5,222,613     5,125,791     5,212,584     5,123,839
                                   ===========   ===========   ===========   ===========

                                                     (Continued)
                 See notes to consolidated financial statements.
                                       -4-

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (unaudited) (Continued)


                                    Six Months Ended          Three Months Ended
                                       June 30,                    June 30,
                             --------------------------   --------------------------
                                 1998           1997          1998           1997
                             -----------    -----------   -----------    -----------
Net earnings                 $ 6,005,193    $ 3,442,621   $ 3,038,705    $ 2,132,762

Other comprehensive income
 (expense), net of income
 taxes:
   Foreign currency
    translation adjustment       (20,126)        15,376        (1,511)           460
                             -----------    -----------   -----------    -----------
Comprehensive income         $ 5,985,067    $ 3,457,997   $ 3,037,194    $ 2,133,222
                             ===========    ===========   ===========    ===========














                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
Cash flows from operating activities:
     Net income                                   $  6,005,193     $  3,442,621
 Adjustments to reconcile net income
    to net cash provided by operating
     activities:
     Depreciation and amortization                   1,662,700        1,630,050
     Other                                             196,000          169,000
     Changes in operating assets and
      liabilities                                    1,569,259       (3,375,201)
                                                  ------------     ------------
       Net Cash Provided by Operating
          Activities                                 9,433,152        1,866,470
                                                  ------------     ------------

Cash flows from investing activities:
 Purchase of property, plant and
    equipment                                       (1,837,547)      (3,855,172)
 Purchase of marketable securities                  (2,830,415)      (3,962,825)
 Proceeds from sale of marketable
    securities                                            --          2,982,450
 Proceeds from repayment by contractor                  82,531           83,789
                                                  ------------     ------------
         Net Cash (Used in) Investing
         Activities                                 (4,585,431)      (4,751,758)
                                                  ------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options             832,137           27,125
                                                  ------------     ------------
Net increase (decrease) in Cash                      5,679,858       (2,858,163)
Cash and Cash Equivalents -
   beginning of period                              29,231,967       23,498,491
                                                  ------------     ------------
Cash and Cash Equivalents -
   end of period                                  $ 34,911,825     $ 20,640,328
                                                  ============     ============





                                                     (Continued)
                 See notes to consolidated financial statements.
                                       -6-

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) in accounts receivable              $(1,016,160)     $(1,753,425)
    (Increase) decrease in inventories               2,347,951       (2,150,635)
    (Increase) in prepaid expenses and
     other current assets                             (363,378)        (323,807)
    Decrease in other assets                            89,566          146,728
    (Decrease) in accounts payable                    (285,771)        (295,352)
    Increase in accrued expenses                       872,639          988,430
    Increase (decrease) in income
      taxes payable                                    (75,588)          12,860
                                                   -----------      -----------
                                                   $ 1,569,259      $(3,375,201)
                                                   ===========      ===========
Supplementary information:
Cash paid during the period for:

    Interest                                       $      --        $      --
                                                   ===========      ===========
    Income taxes                                   $   432,000      $   787,941
                                                   ===========      ===========











                 See notes to consolidated financial statements.
                                       -7-

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated balance sheet as of June 30, 1998, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the June 30, 1997 financial statements have been reclassified to conform to June 30, 1998 classifications. The information for December 31, 1997 was derived from audited financial statements.

2. Earnings Per Share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Earnings per share for the quarter ended June 30, 1997 have been restated to conform to the provisions of SFAS 128.

                                   Six Months Ended         Three Months Ended
                                        June 30                  June 30
                               -----------------------   -----------------------
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------

Basic:
  Net earnings                 $6,005,193   $3,442,621   $3,038,705   $2,132,762

Weighted average
 shares out-
 standing                       5,158,028    5,072,919    5,184,994    5,073,736

Earnings per share-
 basic                         $     1.16   $      .68   $      .59   $      .42


Diluted:
  Net earnings                 $6,005,193   $3,442,621   $3,038,705   $2,132,762

Weighted average
 shares out-
 standing                       5,158,028    5,072,919    5,184,994    5,073,736
  Incremental shares
   under stock
   option plan                     64,585       52,872       27,590       50,103
                               ----------   ----------   ----------   ----------
Adjusted weighted
 average shares
 outstanding                    5,222,613    5,125,791    5,212,584    5,123,839
                               ==========   ==========   ==========   ==========

Earnings per share-
 diluted                       $     1.15   $      .67   $      .58   $      .42

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Inventories consist of the following:

                                      June 30, 1998        December 31, 1997
                                      -------------        -----------------
Raw materials                          $ 5,671,276           $ 7,029,632
Work-in-process                             88,199               115,586
Finished goods                           4,095,512             5,057,720
                                       -----------           -----------
                                       $ 9,854,987           $12,202,938
                                       ===========           ===========


4. Property, plant and equipment consists of the following:

                                        June 30, 1998     December 31, 1997
                                        -------------     -----------------
Land                                     $   835,218        $   835,218
Buildings and improvements                14,294,251         14,230,326
Machinery and equipment                   40,025,930         38,233,434
Idle property held for sale                  935,000            935,000
                                         -----------        -----------
                                          56,090,399         54,233,978
Less accumulated
 depreciation and
 amortization                             26,833,981         25,181,624
                                         -----------        -----------
Net property, plant and
 equipment                               $29,256,418        $29,052,354
                                         ===========        ===========

5.   SHAREHOLDERS' ANNUAL MEETING

    On July 9, 1998, the shareholders approved an amendment to the Company's Stock Option Plan to provide for the issuance of an additional 500,000 shares of common stock under the Plan.

     The shareholders also approved an amendment to Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 share,(ii) increased the authorized number of shares of common stock from 10,000,000 to 20,000,000, consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, (iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock and (iv) reclassified each share of the Company's issued Common Stock, par value $.10 per share, as one-half share of Class A Common Stock and one-half share of Class B Common Stock.

6.   NEW ACCOUNTING PRONOUNCEMENTS

   SEGMENT INFORMATION -- During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


 6.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                                                 Percentage of Net Sales
                                     ------------------------------------------
                                       Six Months Ended      Three Months Ended
                                           June 30,               June 30,
                                      1998        1997        1998        1997
                                     ------      ------      ------      ------
Net sales                            100.0%      100.0%      100.0%      100.0%
Cost of sales                         66.7        70.5        65.8        69.9
Selling, general and
 administrative expenses              18.0        18.7        18.7        18.2
Other income, net of
 interest expense                      2.3         2.0         2.5         1.8
Earnings before income
 tax provision                        17.6        12.7        17.9        13.7
Income tax provision                   2.2         2.8         2.4         2.3
Net earnings                          15.4         9.9        15.6        11.4



     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease) from Prior Period
                                     -------------------------------------------
                                      Six Months Ended        Three Months Ended
                                        June 30, 1998            June 30, 1998
                                     compared with 1997       compared with 1997
                                     ------------------       ------------------

Net sales                                  12.5%                     4.2%
Cost of sales                               6.3                     (2.0)
Selling, general and
 administrative
 expenses                                   8.2                      7.0
Other income - net                         31.1                     39.8
Earnings before
 income tax provi-
 sion                                      56.0                     36.6
Income tax provision                       (9.5)                     8.4
Net earnings                               74.4                     42.5

Six Months 1998 vs. Six Months 1997

     Sales

     Net sales increased 12.5% from $34,710,894 during the first six months of 1997 to $39,046,355 during the first six months of 1998. The Company attributes this increase primarily to sales growth of network magnetic products offset, in part, by reduced sales of value-added products. Such reduced sales reflect the completion of certain contracts. Sales growth consisted primarily of growth in unit sales, including sales of certain new products.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 3.8% to 66.7% during the first six months of 1998 from 70.5% during the first six months of 1997. The decrease in the cost of sales percentage is primarily attributable to lower raw material and labor costs and improved manufacturing efficiencies.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.7% for the first six months of 1997 to 18.0% for the first six months of 1998. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 8.2%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and sales related expenses.

     Other Income and Expenses

     Other income, consisting principally of interest earned on cash equivalents and marketable securities, increased by approximately $212,000 during the first six months of 1998 compared to the first six months of 1997. The increase is primarily due to higher earnings on invested funds due to greater average balances in 1998 compared to 1997.

     Provision for Income Taxes

     The provision for income taxes for the first six months of 1997 was $969,000 as compared to $877,000 for the first six months of 1998. The decrease in the provision is due primarily to lower foreign income tax rates offset in part by higher United States earnings before income taxes in 1998 versus 1997.

Three Months 1998 vs. Three Months 1997

     Sales

     Sales increased 4.2% to $19,531,655 during the second quarter of 1998 from $18,748,690 during the second quarter of 1997. The Company attributes the increase primarily to the reasons set forth in the six month analysis.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 4.1% to 65.8% during the second quarter of 1998 from 69.9% during the second quarter of 1997. The Company attributes the decrease primarily to the reasons set forth in the six month analysis.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant during the second quarter of 1998 as compared to 1997. Selling, general and administrative expenses increased in dollar amount by $237,000. The Company attributes the increase in dollar amount to the reasons set forth in the six month analysis.

     Other Income and Expense

     Other income increased for the second quarter of 1998 compared to the second quarter of 1997 due to those reasons set forth in the six month analysis.

     Provision for Income Taxes

     The provision for income taxes increased to $478,000 for the second quarter of 1998 from $441,000 for the second quarter of 1997. The increase in the provision is due primarily to higher United States earnings before income taxes offset in part by lower foreign income tax rates in the second quarter of 1998 versus 1997.

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

     The Company has lines of credit, all of which were unused at June 30, 1998, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     During the first six months of 1998, the Company's cash and cash equivalents and marketable securities increased by $8.5 million, reflecting $9.4 million provided by operating activities and $.8 million from the exercise of stock options, offset, in part, by $1.8 million in purchases of plant and equipment.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. No earnings were repatriated during the first six months of 1998 or 1997.

     Cash, accounts receivable and marketable securities comprised approximately 55.1% and 48.6% of the Company's total assets at June 30, 1998 and December 31, 1997, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6 to 1 and 5.7 to 1 at June 30, 1998 and December 31, 1997, respectively.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-K for the year ended December 31, 1997.

PART II. Other Information

         Item 1.  Legal Proceedings

         See Item 3 of the Company's Form 10-K for the year ended December 31, 1997.

         Item 2.  Changes in Securities and Use of Proceeds

     On July 9, 1998, the shareholders of the Company approved an amendment to
Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 share,(ii) increased the authorized number of shares of common stock from 10,000,000 to 20,000,000, consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, (iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock and (iv) reclassified each share of the Company's issued Common Stock, par value $.10 per share, as one-half share of Class A Common Stock and one-half share of Class B Common Stock.


         Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of security holders was held on July 9, 1998. At the meeting the following votes were taken:

     (1) The Board's nominees were elected to the Board of Directors for a term of three years. The votes were cast as follows:

                                                    For          Withheld
                                                 ---------       --------
Daniel Bernstein                                 4,039,203        489,222
Peter Gilbert                                    4,039,745        488,680
John S. Johnson                                  4,036,469        491,956

     There were -0- abstentions and -0- broker non-votes.

     (2) The Company's Stock Option Plan was amended to increase the number of shares authorized for issuance under such Plan by 500,000 shares. The votes were cast as follows:

                     For        Against     Abstain    Not Voted
                  ---------     -------     -------    ---------
                  3,798,907     289,532      19,944      420,042

     (3) The Company's Certificate of Incorporation was amended to authorize a new class of non-voting Common Stock and to effect a recapitalization of the Company.

            For          Against       Abstain
         ---------      ---------      -------
         2,802,987      1,703,729       21,709


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           3.1 Restated Certificate of Incorportion, as amended

                           27.1     Financial Data Schedule


         (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 1998.

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



Dated:  August 11, 1998