Form 10-Q
period 1998-09-30
BEL FUSE INC /NJ
filed 1998-11-09
CIK 729580

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

                For the quarterly period ended September 30, 1998


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

     At November 1, 1998, there were 2,601,428 shares of Class A Common Stock, $.10 par value, outstanding and 2,601,427 shares of Class B Common Stock, $.10 par value, outstanding.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements ................................          1

               Consolidated Balance Sheets as of
               September 30, 1998 (unaudited) and
               December 31, 1997 .................................        2 - 3

               Consolidated Statements of Operations
               and Comprehensive Income
               for the Nine Months and Three
               Months Ended September 30, 1998
               and 1997 (unaudited) ..............................        4 - 5

               Consolidated Statements of
               Cash Flows for the Nine Months
               Ended September 30, 1998 and 1997
               (unaudited) .......................................        6 - 7

               Notes to Consolidated Financial
               Statements (unaudited) ............................        8 - 10

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................       11 - 16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..................................          17

     Item 2. Changes in Securities and Use of Proceeds ..........          17

     Item 4. Submission of Matters to a Vote of Security Holders .         17

     Item 6. Exhibits and Reports on Form 8-K ....................         17

Signatures .......................................................         18

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

     The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    September 30,   December 31,
                                                        1998             1997
                                                     -----------     -----------
                                                     (Unaudited)
Current Assets:
    Cash and cash equivalents ..................     $41,108,173     $29,231,967
    Marketable securities ......................       1,830,183            --
    Accounts receivable, less allowance
      for doubtful accounts of $238,000
      and $227,000 .............................      13,049,441      11,181,379
    Inventories ................................       9,610,761      12,202,938
    Prepaid expenses and other current
     assets ....................................         597,726         383,084
    Deferred income taxes ......................         296,000         421,000
                                                     -----------     -----------
         Total Current Assets ..................      66,492,284      53,420,368

Property, plant and equipment -- net ...........      29,527,023      29,052,354
Other assets ...................................         531,675         679,511
                                                     -----------     -----------
         TOTAL ASSETS ..........................     $96,550,982     $83,152,233
                                                     ===========     ===========

                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,   December 31,
                                                        1998             1997
                                                     -----------     -----------
                                                     (Unaudited)
Current Liabilities:
    Accounts payable ............................   $  3,911,164    $  3,467,897
    Accrued expenses ............................      7,650,358       5,660,411
    Income taxes payable ........................        514,963         237,515
                                                    ------------    ------------
         Total Current Liabilities ..............     12,076,485       9,365,823
Deferred income taxes ...........................      1,024,000         957,000
                                                    ------------    ------------
         Total Liabilities ......................     13,100,485      10,322,823
                                                    ------------    ------------
Stockholders' Equity:
    Preferred stock, no par value --
     authorized 1,000,000 shares;
     none issued ................................                           --
  Common stock, par value $.10 per
    share -- authorized 10,000,000
    shares; outstanding 5,121,920
    shares (net of 2,145,539
    treasury shares) ............................           --           512,192
  Class A common stock, par value
    $.10 per share -- authorized
    10,000,000 shares; outstanding
    2,601,248 shares (net of
    1,072,770 treasury shares) ..................        260,125            --
  Class B common stock, par value
    $.10 per share -- authorized
    10,000,000 shares; outstanding
    2,601,247 shares (net of
    1,072,770 treasury shares) ..................        260,124            --
  Additional paid-in capital ....................      8,502,083       7,525,753
  Retained earnings .............................     74,428,252      64,771,298
  Cumulative currency translation
    adjustment ..................................            (87)         20,167
                                                    ------------    ------------
         Total Stockholders' Equity .............     83,450,497      72,829,410
                                                    ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ................................   $ 96,550,982    $ 83,152,233
                                                    ============    ============


                 See notes to consolidated financial statements.


                                           BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                     (unaudited)

                                                         Nine Months Ended                  Three Months Ended
                                                           September 30,                       September 30,
                                                   -----------------------------       -----------------------------
                                                       1998              1997              1998              1997
                                                   -----------       -----------       -----------       -----------
Net sales ....................................     $60,195,036       $53,119,948       $21,148,681       $18,409,054
                                                   -----------       -----------       -----------       -----------
Costs and Expenses:
    Cost of sales ............................      39,616,162        37,165,097        13,591,527        12,687,080
    Selling, general and
     administrative expenses .................      10,886,493         9,894,632         3,852,983         3,391,348
                                                   -----------       -----------       -----------       -----------
                                                    50,502,655        47,059,729        17,444,510        16,078,428
                                                   -----------       -----------       -----------       -----------
Income from operations .......................       9,692,381         6,060,219         3,704,171         2,330,626
Other income -- net ..........................       1,441,573         1,045,245           547,590           363,217
                                                   -----------       -----------       -----------       -----------
Earnings before income taxes .................      11,133,954         7,105,464         4,251,761         2,693,843
Income tax provision .........................       1,477,000         1,488,000           600,000           519,000
                                                   -----------       -----------       -----------       -----------
Net earnings .................................     $ 9,656,954       $ 5,617,464       $ 3,651,761       $ 2,174,843
                                                   ===========       ===========       ===========       ===========
Earnings per common share--basic .............     $      1.87       $      1.11       $       .70       $       .43
                                                   ===========       ===========       ===========       ===========
Earnings per common share--diluted ...........     $      1.85       $      1.09       $       .70       $       .42
                                                   ===========       ===========       ===========       ===========

Weighted average number of
  common shares outstanding--basic ...........       5,172,873         5,078,135         5,202,078         5,089,495
                                                   ===========       ===========       ===========       ===========

Weighted average number of
  common shares outstanding--diluted .........       5,222,696         5,154,649         5,222,378         5,151,278
                                                   ===========       ===========       ===========       ===========

                                                                                                         (Continued)

                                   See notes to consolidated financial statements.


                                           BEL FUSE INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                               (unaudited) (Continued)

                                                         Nine Months Ended                  Three Months Ended
                                                           September 30,                       September 30,
                                                   -----------------------------       -----------------------------
                                                       1998              1997              1998              1997
                                                   -----------       -----------       -----------       -----------
Net earnings .................................     $ 9,656,954       $ 5,617,464       $ 3,651,761       $ 2,174,843

Other comprehensive income
  (expense), net of income
  taxes:
    Foreign currency
      translation adjustment .................         (20,254)           22,166              (128)            6,790
                                                   -----------       -----------       -----------       -----------
Comprehensive income .........................     $ 9,636,700       $ 5,639,630       $ 3,651,633       $ 2,181,633
                                                   ===========       ===========       ===========       ===========


                                   See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1998            1997
                                                  -----------     -----------
Cash flows from operating activities:
  Net income .................................    $ 9,656,954     $ 5,617,464
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization ...........      2,547,636       2,494,566
     Other ...................................        351,530         365,570
     Changes in operating assets and
       liabilities ...........................      3,216,730      (2,838,361)
                                                  -----------     -----------
         Net Cash Provided by Operating
           Activities ........................     15,772,850       5,639,239
                                                  -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ................................     (3,026,344)     (5,223,321)
  Purchase of marketable securities ..........     (2,830,415)     (3,470,829)
  Proceeds from sale of marketable
    securities ...............................      1,000,000       3,982,450
  Proceeds from repayment by contractors .....        124,728         125,684
                                                  -----------     -----------
        Net Cash (Used in) Investing
          Activities .........................     (4,732,031)     (4,586,016)
                                                  -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ....        835,387         319,712
                                                  -----------     -----------
Net increase in Cash .........................     11,876,206       1,372,935
Cash and Cash Equivalents --
  beginning of period ........................     29,231,967      23,498,491
                                                  -----------     -----------
Cash and Cash Equivalents --
  end of period ..............................    $41,108,173     $24,871,426
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

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1998            1997
                                                  -----------     -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) in accounts receivable ........    $(1,879,062)    $  (937,423)
    (Increase) decrease in inventories .......      2,592,177      (3,299,219)
    (Increase) in prepaid expenses and
      other current assets ...................       (344,172)       (275,062)
    Decrease in other assets .................        137,124         249,059
    Increase (decrease) in accounts payable ..        443,267        (413,355)
    Increase in accrued expenses .............      1,989,948       1,507,160
    Increase in income taxes payable .........        277,448         330,479
                                                  -----------     -----------
                                                  $ 3,216,730     $(2,838,361)
                                                  ===========     ===========
Supplementary information:
  Cash paid during the period for:
    Interest .................................    $      --       $      --
                                                  ===========     ===========
    Income taxes .............................    $   555,000     $   787,941
                                                  ===========     ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the September 30, 1997 financial statements have been reclassified to conform to September 30, 1998 classifications. The information for December 31, 1997 was derived from audited financial statements.

2. Earnings Per Share -- Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Earnings per share for the quarter ended September 30, 1997 have been restated to conform to the provisions of SFAS 128.

                                        Nine Months Ended                 Three Months Ended
                                          September 30                       September 30
                                 ----------------------------        ----------------------------
                                    1998              1997              1998              1997
                                 ----------        ----------        ----------        ----------
Basic:
  Net earnings ...............   $9,656,954        $5,617,464        $3,651,761        $2,174,843

Weighted average
 shares outstanding ..........    5,172,873         5,078,135         5,202,078         5,089,495

Earnings per share--
  basic ......................   $     1.87        $     1.11        $      .70        $      .43


Diluted:
  Net earnings ...............   $9,656,954        $5,617,464        $3,651,761        $2,174,843

Weighted average
  shares outstanding .........    5,172,873         5,078,135         5,202,078         5,089,495

Incremental shares
  under stock
  option plan ................       49,823            76,514            20,300            61,783
                                 ----------        ----------        ----------        ----------
Adjusted weighted
  average shares
  outstanding ................    5,222,696         5,154,649         5,222,378         5,151,278
                                 ==========        ==========        ==========        ==========
Earnings per share--
  diluted ....................   $     1.85        $     1.09        $      .70        $      .42


                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Inventories consist of the following:

                                       September 30, 1998     December 31, 1997
                                       ------------------     -----------------

Raw materials .....................        $5,516,381            $ 7,029,632
Work-in-process ...................           157,567                115,586
Finished goods ....................         3,936,813              5,057,720
                                           ----------            -----------
                                           $9,610,761            $12,202,938
                                           ==========            ===========


4. Property, plant and equipment consists of the following:

                                       September 30, 1998     December 31, 1997
                                       ------------------     -----------------

Land ..............................       $   835,218            $   835,218
Buildings and improvements ........        14,294,251             14,230,326
Machinery and equipment ...........        41,176,300             38,233,434
Idle property held for sale .......           935,000                935,000
                                          -----------            -----------
                                           57,240,769             54,233,978
Less accumulated
  depreciation and
  amortization ....................        27,713,746             25,181,624
                                          -----------            -----------
Net property, plant and
  equipment .......................       $29,527,023            $29,052,354
                                          ===========            ===========


5. Common Stock

     On July 9, 1998, the shareholders approved an amendment to Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share, (ii) increased the authorized number of shares of common stock from 10,000,000 to 20,000,000, consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock,
(iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock, and (iv) reclassified each share of the Company's issued Common Stock, par value $.10 per share, as one-half share of Class A Common Stock and one-half share of Class B Common Stock.

                         BEL FUSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


7. Subsequent Events

     On October 2, 1998, the Company signed a definitive agreement to acquire the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") Power Systems Signal Transformer product line in exchange for approximately $30 million in cash. Under the terms of the agreement, the Company, among other things, will continue to supply Lucent's signal transformer magnetics requirements for forty-two months, as defined. It is the Company's intention to move the majority of the manufacturing operations to facilities in the Republic of China and to maintain a small manufacturing facility in Texas.

     The Company filed a Form 8-K on October 19, 1998 describing this transaction and will file an amended Form 8-K with the required financial statements and pro forma information on or about December 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                               Percentage of Net Sales
                                       -----------------------------------------
                                       Nine Months Ended      Three Months Ended
                                         September  30,          September 30,
                                       -----------------       -----------------
                                        1998       1997         1998       1997
                                       ------     ------       ------     ------
Net sales ..........................   100.0%     100.0%       100.0%     100.0%
Cost of sales ......................    65.8       70.0         64.3       68.9
Selling, general and
  administrative expenses ..........    18.1       18.6         18.2       18.4
Other income, net of
  interest expense .................     2.4        2.0          2.6        2.0
Earnings before income
  tax provision ....................    18.5       13.4         20.1       14.6
Income tax provision ...............     2.5        2.8          2.8        2.8
Net earnings .......................    16.0       10.6         17.3       11.8


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease) from Prior Period
                                      ----------------------------------------
                                      Nine Months Ended     Three Months Ended
                                      September 30, 1998    September 30, 1998
                                      compared with 1997    compared with 1997
                                      ------------------    ------------------

Net sales ........................           13.3%                14.9%
Cost of sales ....................            6.6                  7.1
Selling, general and
  administrative
  expenses .......................           10.0                 13.6
Other income -- net ..............           37.9                 50.8
Earnings before
  income tax provision ...........           56.7                 57.8
Income tax provision .............            (.7)                15.6
Net earnings .....................           71.9                 67.9

NINE MONTHS 1998 VS. NINE MONTHS 1997

     NET SALES

     Net sales increased 13.3% from $53,119,948 during the first nine months of 1997 to $60,195,036 during the first nine months of 1998. The Company attributes this increase primarily to sales growth of network magnetic products offset, in part, by reduced sales of value added products. Such reduced sales reflect the completion of certain contracts. Sales growth consisted primarily of growth in unit sales, including sales of certain new products.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased 4.2% to 65.8% during the first nine months of 1998 from 70.0% during the first nine months of 1997. The decrease in the cost of sales percentage is primarily attributable to lower overhead and labor costs principally due to higher sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.6% for the first nine months of 1997 to 18.1% for the first nine months of 1998. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 10.0%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and sales related expenses.

     OTHER INCOME AND EXPENSES

     Other income, consisting principally of interest earned on cash equivalents and marketable securities, increased by approximately $397,000 during the first nine months of 1998 compared to the first nine months of 1997. The increase is primarily due to higher earnings on invested funds due to greater average balances in 1998 compared to 1997.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the first nine months of 1997 was $1,488,000 as compared to $1,477,000 for the first nine months of 1998. The decrease in the provision is due primarily to lower foreign income tax rates offset in part by higher United States earnings before income taxes in 1998 versus 1997.

THREE MONTHS 1998 VS. THREE MONTHS 1997

     SALES

     Sales increased 14.9% to $21,148,681 during the third quarter of 1998 from $18,409,054 during the third quarter of 1997. The Company attributes the increase primarily to the reasons set forth in the nine month analysis.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased 4.6% to 64.3% during the third quarter of 1998 from 68.9% during the third quarter of 1997. The Company attributes the decrease primarily to the reasons set forth in the nine month analysis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant during the third quarter of 1998 as compared to 1997. Selling, general and administrative expenses increased in dollar amount by approximately $462,000. The Company attributes the increase in dollar amount to the reasons set forth in the nine month analysis.

     OTHER INCOME AND EXPENSE

     Other income increased for the third quarter of 1998 compared to the third quarter of 1997 due to those reasons set forth in the nine month analysis.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $600,000 for the third quarter of 1998 from $519,000 for the third quarter of 1997. The increase in the provision is due primarily to higher United States earnings before income taxes offset in part by lower foreign income tax rates in the third quarter of 1998 versus 1997.

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

     The Company has lines of credit, all of which were unused at September 30, 1998, in the aggregate amount of $7.0 million, of which $5.0 million is from domestic banks and $2.0 million is from foreign banks.

     On October 2, 1998, the Company signed a definitive agreement to acquire the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") Power Systems Signal Transformer product line in exchange for $30 million in cash. Under the terms of the agreement, the Company, among other things, will continue to supply Lucent's signal transformer magnetics requirements for forty-two months, as defined. It is the Company's intention to move the majority of the manufacturing operations to facilities in the Republic of China and to maintain a small manufacturing facility in Texas.

     During the first nine months of 1998, the Company's cash and cash equivalents and marketable securities increased by $13.7 million, reflecting $15.8 million provided by operating activities and $.8 million from the exercise of stock options, offset, in part, by $3.0 million in purchases of plant and equipment.

     The Company has historically followed a policy of reinvesting the earnings of foreign subsidiaries in the Far East. No earnings were repatriated during the first nine months of 1998 or 1997.

     Cash, accounts receivable and marketable securities comprised approximately 58.0% and 48.6% of the Company's total assets at September 30, 1998 and December 31, 1997, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.5 to 1 and 5.7 to 1 at September 30, 1998 and December 31, 1997, respectively.

     OTHER MATTERS

       Year 2000

         Background

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company relies heavily on computer technologies to operate its business. In 1997, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. The Company also did a complete analysis of it's computer system. Based on the results of that analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a group to provide a solution. Based on the group's evaluation, it was determined to upgrade the entire computer system at the same time as solving the Year 2000 problem. Though the cost of the Year 2000 problem is not material, the estimate for the upgrading of the computer system, including the solution for the Year 2000 problem, is approximately $350,000.

     The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

     In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

     Readiness

     The Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     Responsibility for implementation of the project has been assigned to an internal group of the Company. General priorities have been defined, dependencies identified, preliminary delivery dates assigned, detailed project plans developed, and internal and external technical resources assigned or hired. In addition, internal management reporting requirements have been established. Plans and progress against these plans are reviewed by the Company's Chief Financial Officer.

     The Company has completed the majority of the project and expects to be in full compliance by early 1999. In calender year 1999, the Company will be conducting a rigorous final level of review called integrated testing under Post-Year 2000 conditions.

     Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

     Cost

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and application is approximately $350,000. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

     Contingency Plans

     In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans, including maintaining the Company's old computer system which was not subject to the Year 2000 problem. The Company believes, however, that due to the widespread nature of potential Year 2000, issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding
(1) the Company's internal systems during the remediation and testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

     Risks

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems, devices and applications or those of a third parties on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-K for the year ended December 21, 1997.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

               See Item 3 of the Company's Form 10-K for the year ended December 31, 1997.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                    On July 9, 1998, the shareholders of the Company approved an amendment to Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share, (ii) increased the authorized number of shares of Common Stock from 10,000,000 to 20,000,000 consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, (iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock and (iv) reclassified each share of the Company's issued Common Stock, par value $.10 per share, as one-half of Class B Common Stock.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

                      27.1  Financial Data Schedule

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1998.

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



Dated: November 9, 1998