Form 10-K
period 1998-12-31
BEL FUSE INC /NJ
filed 1999-03-29
CIK 729580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from _______________ to _______________


                                ----------------

                         Commission File Number 0-11676

                                ----------------

                                  BEL FUSE INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                       22-1463699
--------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                       Identification No.)

               198 Van Vorst Street, Jersey City, New Jersey 07302
                                 (201) 432-0463

     (Address and telephone number, including area code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

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

                         Yes  X          No
                             ----           ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates as of March 15, 1999 was approximately $151,681,000 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Number of shares of Common Stock outstanding as of March 15, 1999:
2,608,959 Class A Common Stock; 2,608,009 Class B Common Stock.

Documents incorporated by reference:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III.

================================================================================

                                  BEL FUSE INC.

                                      INDEX

Part I                                                                      Page
------                                                                      ----

     Item 1.   Business ..............................................       1

     Item 2.   Properties ............................................       5

     Item 3.   Legal Proceedings .....................................       5

     Item 4.   Submission of Matters to Vote of Security
                Holders ..............................................       5

     Item 4A.  Executive Officers of the Registrant ..................       6

Part II
-------

     Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters .....................       8

     Item 6.   Selected Financial Data ...............................       9

     Item 7.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ...........................................      10

     Item 7A.  Quantitative and Qualitative Disclosures
                About Market Risk ....................................      17

     Item 8.   Financial Statements and Supplementary
                Data .................................................      17*

     Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ...............      18

Part III
--------

    Item 10.   Directors of the Registrant; Compliance with
                Section 16(a) of the Exchange Act ....................      18

    Item 11.  Executive Compensation .................................      18

    Item 12.  Security Ownership of Certain
               Beneficial Owners and Management ......................      18

    Item 13.  Certain Relationships and Related
               Transactions ..........................................      18

Part IV
-------

    Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K ...............................      19

Signatures ...........................................................      22


                           *Page F-1 follows page 17.

                                     PART I
                                     ------

Item 1. Business
        --------

  General
  -------

     Bel Fuse Inc. (the "Company") is organized under New Jersey law. The Company does not have reportable segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is engaged in the design, manufacture and sale of products used in networking, telecommunication, automotive and consumer electronic applications. The Company operates facilities in the United States, Europe and the Far East. The Company maintains its principal executive offices at 198 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     On October 2, 1998, the Company signed a definitive agreement to acquire the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") Power Systems Signal Transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, will continue to supply Lucent's telecom magnetics requirements for forty-two months. It is the Company's intention to move the majority of the manufacturing of this business to the Republic of China. The Company has established research and development, support and legacy product manufacturing in Dallas, Texas. In addition, the Dallas facility will maintain a marketing office to sell and service the Lucent customers.

     Additionally, Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price until the earlier of June 30, 1999 or the date on which Signal Transformer Manufacturing operations and the purchased assets are relocated to the Company's manufacturing facilities.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risks and Uncertainties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters."

Product Groups
--------------

   Magnetic Components
   -------------------

   The Company manufactures a broad range of magnetic components. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. The Company directs its design and marketing efforts to supply the needs of the following markets: manufacturers of networking and telecommunication equipment, computer manufacturers, and consumer, automotive and industrial electronic manufacturers. Transformers may be either standard devices to meet a market-based requirement or developed to meet an individual customer need. They may be used either in conjunction with an Integrated Circuit (IC) reference design or used independently to meet the needs of a unique circuit.

   Value-added Modules and Thick Film Hybrids
   ------------------------------------------

   The Company supplies value-added modules to end users whose requirements can be satisfied by combining in one integrated package one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

   Thick film hybrids are dense, reliable, high quality electronic microcircuits. The term "thick film hybrid" describes a method for screen printing conductors, resistors and capacitors onto a ceramic substrate. This substrate becomes a hybrid circuit when components such as integrated circuits, transistors, capacitors, and inductors are added to the substrate in order to form a functioning electrical circuit. The Company incorporates facets of this technology in the design and manufacture of many of its other products, including packaged modules.

   Miniature and Micro Fuses
   -------------------------

   Fuses prevent currents in an electrical or electronic circuit from exceeding certain predetermined levels. Fuses act as a safety valve to protect expensive components from damage or to cut off high currents before they can generate enough heat to cause smoke or fire. The Company manufactures miniature and micro fuses for supplementary circuit protection. The Company sells its fuses to a worldwide market. They are used in such products as televisions, VCR's, power supplies, computers, telephones and networking equipment.

Marketing
---------

     The Company sells its products to approximately 458 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's sales personnel throughout the world. As of December 31, 1998, the Company had a sales staff of 23 persons that supported 53 sales representative organizations and 8 non-exclusive distributors.

     The Company has written agreements with all of its sales representative organizations and major distributors. Written agreements terminable on short notice by either party are standard in the industry.

     Finished products manufactured by the Company in its Far East facilities are, in general, either sold to the Company's Jersey City facility for resale to customers in the Americas or are shipped directly to other customers throughout the world. For further information regarding the Company's geographic operations, see Note 6 of Notes to Consolidated Financial Statements.

     The Company had sales to two customers in excess of ten percent of 1998 consolidated sales. The amounts and percentage of consolidated sales were approximately $23,055,000 (25.4%) and $13,385,000 (14.7%), respectively. The loss of either one of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Research and Development
------------------------

     The Company's research and development efforts in 1998 were spread among all of the Company's current product groups. The Company's research and development facilities are located in California, Indiana, Texas, and Hong Kong. In addition, the Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. Research and development costs amounted to $4,989,000 in 1998.

Suppliers
---------

     The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

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

Backlog
-------

     The Company normally manufactures products against firm orders. Cancellation and return arrangements are normally negotiated by the Company on a transactional basis. The Company's backlog of orders as of February 26, 1999 was approximately $33.4 million, as compared with a backlog of $15.6 million as of February 25, 1998. Management expects that all of the Company's backlog as of February 26, 1999 will be shipped by December 31, 1999. Such expectation constitutes a Forward-Looking Statement. The Company's major customers have negotiated shorter lead times on purchase orders and annual contracts with the goal of reducing their inventories. Accordingly, backlog is no longer as reliable an indicator of the timing of future sales as it has been in the past.

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

     The Company utilizes four U.S. registered trademarks - BELFUSE, BEL, SLO-BEL and SURFUSE - to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Competition
-----------

     There are numerous independent companies and divisions of major companies which manufacture products that are competitive with one or more of the Company's products. Some of the Company's competitors possess greater financial, marketing and other resources than those available to the Company. The Company's ability to compete is dependent upon several factors, including product performance, quality, reliability, design and price. For information regarding the effect of price competition on the Company's consolidated results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees
---------

     As of December 31, 1998, the Company had 965 full-time employees. The Company employed 87 people in its U.S. facilities and 878 throughout the rest of the world excluding workers supplied by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Risks and Uncertainties
-----------------------

     The Company's business is subject to several risks and uncertainties, including: (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters," (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, (f) the risk that Year 2000 compliance issues may cause the Company difficulties internationally and domestically and (g) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. Such factors, as well as shortfalls in the Company's results of operations as compared with analysts' expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's common stock.

Item 2. Properties
        ----------

     The Company currently occupies approximately 337,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. The Company has additional production processing arrangements with contractors in the People's Republic of China, occupying approximately 61,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China, Hong Kong and Macau in the Far East, in California, Texas and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 55% of the 337,000 square feet the Company occupies is owned, while the remainder is leased. See
Note 10 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

Item 3. Legal Proceedings
        -----------------

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

Item 4A. Executive Officers of the Registrant
         ------------------------------------

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                    Positions and Offices
                               Officer                With the Company/
Name and Age                    Since               Business Experience
------------                   -------              ---------------------

Elliot Bernstein, 75            1954             Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Director

Daniel Bernstein, 45            1985             President, Managing
                                                  Director of the Company's
                                                  Macau Subsidiary and Director

Robert H. Simandl, 70           1967             Secretary and Director

Arnold Sutta, 72                1985             Vice President of Sales

Peter Christoffer, 57           1986             Vice President of Research
                                                  and Development

Colin Dunn, 54                  1992             Vice President and Treasurer

Joseph Meccariello, 48          1995             Vice President of
                                                  Manufacturing

     Elliot Bernstein has been a Director of the Company since its inception in January 1949, served as President and Chief Executive Officer from 1954 to 1992, and has served as Chairman of the Board and Chief Executive Officer since 1992. One of his sons (Daniel Bernstein) is the President and a Director of the Company, and his brother (Howard Bernstein) is a Director of the Company.

     Daniel Bernstein has served the Company as President since June 1992. He previously served as Vice President (1985-1992) and Treasurer (1986-1992) and has served as a Director since 1986. He has occupied other positions with the Company since 1978. He was appointed Managing Director of the Company's Macau subsidiary during 1991. Daniel Bernstein is Elliot Bernstein's son and Howard Bernstein's nephew.

         ------------------------------------

     Robert H. Simandl, a Director and Secretary of the Company since 1967, is a member of the law firm of Robert H. Simandl, Counselor At Law. He has been a practicing attorney in New Jersey since 1953.

     Arnold Sutta joined the Company in 1966 and has served the Company as Vice President, Sales since 1985. Mr. Sutta supervises the worldwide sales force of the Company.

     Peter Christoffer has served the Company as Vice President since 1986. Since 1991, he has been responsible for the engineering and production of value-added modules at the Company's Indiana facility.

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

                                     PART II
                                     -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters

 (a) Market Information
    -------------------

     On July 9, 1998 the shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share ("Class A" and "Class B," respectively), which are traded in the over-the-counter market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock in the over-the-counter market for each quarter during the past two years.

                                              High           Low
                                              ----           ---
Year Ended December 31, 1997:
First Quarter.........................     $12 7/16         $12 1/8
Second Quarter........................      13 3/8           13 5/16
Third Quarter.........................      19 3/8           19
Fourth Quarter........................      19 3/4           19

Year Ended December 31, 1998:
First Quarter ........................      25 3/16          18 1/2
Second Quarter........................      34               21

                                         Class A   Class B   Class A   Class B
                                         -------   -------   -------   -------
                                                High                 Low
                                                ----                 ---
Third Quarter ........................  $21 3/4     $20      $14 3/4   $13 5/8
Fourth Quarter .......................   40          34 3/8   12        11

     The Common Stock is reported under the symbol BELFA and BELFB in the Nasdaq National Market.

     (b) Holders

     As of March 15, 1999 there were 193 registered shareholders of the Company's Class A Common Stock and 197 registered shareholders of Class B Common Stock plus an estimated 2,712 beneficial shareholders of Class A Common Stock and 2,715 beneficial shareholders of Class B Common Stock.

     (c) Dividends

     The Company did not pay any cash dividends during 1998 or 1997. There are no contractual restrictions on the Company's ability to pay dividends. On February 1, 1999, the Company paid a $.10 per share dividend to all shareholders of record at January 11, 1999 of Class B common stock in the total amount of $260,331.

Item 6. Selected Financial Data
        -----------------------

                                          Years Ended December 31,
                                  --------------------------------------------
                                  1998      1997      1996      1995      1994
                                  ----      ----      ----      ----      ----
                                (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales ...................   $90,754   $73,531   $65,458   $70,706   $45,747
Cost of sales ...............    58,654    50,724    46,539    50,590    36,349
Selling, general and
  administrative expenses ...    16,648    13,830    11,494    12,554    11,458
Other income - net
  (a) .......................     1,579     1,428     2,306     1,758        --
Earnings (loss)
  before income taxes .......    17,031    10,405     9,731     9,320    (1,761)
Income tax provision
  (benefit) .................     1,813     1,555     1,925     1,222      (203)
Net earnings (loss) .........    15,218     8,850     7,806     8,098    (1,558)
Earnings (loss) per
  common share - basic ......      2.94      1.74      1.54      1.62      (.32)
Earnings (loss) per
  common share - diluted ....      2.89      1.72      1.52      1.59      (.32)

(a) Includes gains of $1,267 and $1,359 from the sale of marketable securities during 1996 and 1995, respectively.

                                                                As of December 31,
                                             -----------------------------------------------------
                                             1998         1997        1996        1995        1994
                                             ----         ----        ----        ----        ----
                                               (In thousands of dollars, except per share data)
Selected Balance Sheet Data:
Working capital ........................   $40,809       $44,055      $36,873     $28,644     $22,670
Total assets ...........................   103,625        83,152       71,614      64,475      51,653
Stockholders' equity ...................    88,806        72,829       63,399      55,889      45,926
Book value per share ...................     17.11         14.22        12.50       11.06        9.25
Return on average
 total assets, % .......................      12.5          11.6         11.5        13.9        (3.0)
Return on average
 stockholders'
 equity, % .............................      19.0          13.1         13.1        16.0        (3.4)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         --------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer any conclusion that such results, causes or trends will necessarily continue in the future.

Results of Operations
---------------------

     The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                    Percentage of Net Sales
                                                  ----------------------------
                                                    Years Ended December 31,
                                                  ----------------------------
                                                  1998       1997         1996
                                                  ----       ----         ----
Net sales ..................................     100.0%      100.0%      100.0%
Cost of sales ..............................      64.6        69.0        71.1
Selling, general and administrative
  expenses .................................      18.3        18.8        17.6
Other income, net of interest expense ......       1.7         1.9         3.5
Earnings before income taxes ...............      18.8        14.2        14.9
Income tax provision .......................       2.0         2.1         2.9
Net earnings ...............................      16.8        12.1        12.0

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                                Increase from
                                                Prior Period
                                         ------------------------------
                                         1998 Compared   1997 Compared
                                           with 1997       with 1996
                                         -------------   --------------
Net sales............................       23.4%           12.3 %
Cost of sales........................       15.6             9.0
Selling, general and administrative
 expenses............................       20.4            20.3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         --------------------------------------

     Sales
     -----

     Net sales increased 23.4% from 1997 to 1998 from approximately $73.5 million to $90.8 million. The Company attributes this increase primarily to sales growth of network magnetic products and telecom magnetic products recently acquired from Lucent, offset, in part, by reduced sales of value added modules.

     Net sales increased 12.3% from 1996 to 1997 from approximately $65.5 million to $73.5 million. The Company attributes this increase primarily to sales growth of network magnetic products and fuse products, offset, in part, by reduced sales of value-added modules. Such reduced sales reflect the termination of certain contracts.

     Cost of Sales
     -------------

     Cost of sales as a percentage of net sales decreased 4.4% from 69.0% in 1997 to 64.6% in 1998. The decrease in the cost of sales percentage is primarily attributable to lower material content and lower overhead and labor costs principally due to higher sales volume. The Company regularly reviews its inventory for slow-moving, obsolete and over-stocked inventory. As at December 31, 1998 the inventory reserve for those items was approximately $764,000.

     Cost of sales as a percentage of net sales decreased 2.1% from 71.1% in 1996 to 69.0% in 1997. The decrease in the cost of sales percentage is primarily attributable to lower material content offset, in part, by increases in direct labor costs due to the then current sales mix (which was more labor intensive) and to a lesser extent increases in overheads required to support the increase in unit production. The Company regularly reviews its inventory for slow moving, obsolete and over-stocked inventory. As at December 31, 1997 the inventory reserve for those items was approximately $522,000.

     Selling, General and Administrative Expenses
     --------------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales remained relatively constant, decreasing from 18.8% in 1997 to 18.3% in 1998. Selling, general and administrative expenses increased in dollar amount by 20.4%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and sales related expenses, recruitment expenses to staff the signal transformer product line and, to a lesser extent, amortization of goodwill acquired from Lucent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         --------------------------------------

     The percentage relationship of selling, general and administrative expenses to net sales increased from 17.6% in 1996 to 18.8% in 1997. The Company attributes the increase primarily to increases in sales salaries and sales related expenses. Selling, general and administrative expenses increased in dollar amount by 20.3%. The Company attributes the increase in dollar amount of such expenses primarily to increased sales and increases in sales salaries and sales-related expenses and to a lesser extent increased professional fees and severance expenses.

     Other Income and Expenses; Gain on Sale
     ---------------------------------------

     Other income, consisting principally of interest and dividends earned on cash equivalents and marketable securities, increased by approximately $150,000 from the year 1997 to 1998. The increase is primarily due to higher earnings on invested funds due to greater average balances in 1998 compared to 1997, offset, in part, by the use of cash and cash equivalents used in the acquisition of the signal transformer business from Lucent.

     Other income decreased by $878,179 from the year 1996 to 1997. The decrease is primarily due to the gain on the sale of 112,485 shares of Technitrol, Inc. common stock recognized during the year 1996, offset, in part, by higher earnings on invested funds due to greater average balances in 1997 compared to 1996.

     Provision for Income Taxes
     --------------------------

     The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No earnings were repatriated during 1998, 1997, or 1996. The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

     The provision for incomes taxes in 1998 was $1,813,000 as compared to $1,555,000 in 1997. The increase in the provision is due primarily to higher earnings before income taxes in 1998 versus 1997, offset, in part, by certain recruitment expenses and the amortization of goodwill incurred in the U.S. in connection with the signal transformer product line acquired from Lucent and lower foreign income tax rates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         --------------------------------------

     The provision for income taxes in 1997 was $1,555,000 as compared to $1,925,000 in 1996. This decrease is due primarily to lower United States earnings before income taxes for the year 1997 versus 1996.

     The Company's effective tax rate has been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau.

     Inflation
     ---------

     During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most transactions have been denominated in U.S. dollars or currencies linked to the U.S. dollar.

     Liquidity and Capital Resources
     -------------------------------

     Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to funds its operations for the near term.

     The Company has lines of credit, all of which were unused at December 31, 1998, in the aggregate amount of $7 million, of which $5 million is from domestic banks and $2 million is from foreign banks. On February 24, 1999, the Company signed a letter of commitment to increase the domestic lines of credit to $11 million.

     During 1998 the Company's cash decreased by $14.3 million, reflecting a $27.5 million cash payment for the acquisition of the signal transformer business from Lucent and $3.7 million in purchase of plant and equipment, offset by $15.8 million provided by operating activities and $1.1 million provided by the exercise of incentive stock options and contractor repayments.

     Cash and accounts receivable comprised approximately 30.9% and 48.6% of the Company's total assets at December 31, 1998 and 1997, respectively. The Company's working capital ratio (i.e., the ratio of current assets to current liabilities) was 4.0 to 1 and 5.7 to 1 at December 31, 1998 and 1997, respectively.

Other Matters
-------------

Year 2000
---------

     Background
     ----------

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company relies heavily on computer technologies to operate its business. In 1997 the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. The Company also did a complete analysis of its computer system. Based on the results of that analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a team to provide a solution. Based on the team's evaluation, it was also decided to upgrade the entire computer system at the same time as solving the Year 2000 problem. Though the cost of the year 2000 problem is not material, the estimate for evaluation and remediation of the system software and the upgrading of the computer system, including the solution for the Year 2000 problem, is approximately $350,000.

     The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no assurances that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no assurances that failure to modify the systems would not have a material adverse effect on the Company.

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

     Readiness
     ---------

     The Company's Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     Responsibility for implementation of the project was assigned to an internal team of the Company. General priorities were defined, dependencies identified, preliminary delivery dates assigned, detailed project plans developed, and internal and external technical resources assigned or hired. In addition, internal management reporting requirements were established. Plans and progress against these plans were reviewed by the Company's Chief Financial Officer.

     The Company has completed the majority of the project and is on schedule to be in full compliance during 1999. During 1999, the Company will continue to conduct a rigorous final level of review called integrated testing under Post-Year 2000 conditions.

     Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

     Cost
     ----

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications will be approximately $350,000. This statement is a Forward-Looking Statement subject to the risks set forth below. Year 2000 project costs are difficult to estimate accurately, and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

     Contingency Plans
     -----------------

     In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans, including maintaining the Company's old computer system which was not subject to the Year 2000 problem, using alternative machinery and equipment, and having a back-up system at an offsite location. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems during the remediation and final testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

     Risks
     -----

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems, devices and applications or those of third parties on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     Territories of Hong Kong, Macau and The People's Republic of China
     ------------------------------------------------------------------

     The Territory of Hong Kong reverted to The People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau will revert to The People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 61% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     This Form 10-K, other than the historical financial information, may consist of forward looking statements that involve risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward looking statements due to a number of factors, including, but not limited to, those identified in the preceeding paragraphs as well as those set forth under "Business-Risks and Uncertainties" in this Form 10-K.

     New Accounting Pronouncements
     -----------------------------

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company has adopted SFAS No. 130 and SFAS No. 131 in the current fiscal year. Neither standard has had a material impact on the Company.

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of this Statement in the 2000 year-end financial statements. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     Fair Value of Financial Instruments--The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

     The Company's carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Consolidated Financial Statements
         and Supplementary Financial Data
         --------------------------------
                                                                        Page
                                                                        ----
Independent Auditors' Report .....................................      F-1

Financial Statements:

  Consolidated Balance Sheets, December 31, 1998
     and 1997 ....................................................   F-2 - F-3

  Consolidated Statements of Operations, Years
     Ended December 31, 1998, 1997 and 1996 ......................      F-4

  Consolidated Statements of Stockholders' Equity,
     Years Ended December 31, 1998, 1997 and 1996 ................   F-5 - F-6

  Consolidated Statements of Cash Flows, Years
     Ended December 31, 1998, 1997 and 1996 ......................  F-7 - F-9

  Notes to Consolidated Financial Statements .....................  F-10 - F-21

Supplementary Financial Data:

  Selected Quarterly Financial Data (Unaudited)
    Years Ended December 31, 1998 and 1997 .......................      F-22

Schedule II: Valuation and Qualifying Accounts ...................      S-1

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey


We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

March 19, 1999
New York, New York

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                         December 31,
                                                   -------------------------
                                                      1998          1997
                                                   -----------   -----------

Current Assets:
  Cash and cash equivalents ...................   $ 14,923,685   $29,231,967
  Accounts receivable - less allowance
    for doubtful accounts of $317,000
    and $227,000 ..............................     17,072,537    11,181,379
  Inventories (Note 3) ........................     21,847,563    12,202,938
  Prepaid expenses and other current
   assets .....................................        353,869       383,084
  Deferred income taxes (Note 5) ..............        284,000       421,000
                                                  ------------    ----------
           Total Current Assets ...............     54,481,654    53,420,368

Property, plant and equipment - net
  (Notes 4) ...................................     35,471,498    29,052,354

Goodwill - net of amortization of
  $523,423 and $129,738 .......................     13,222,223       103,549

Other assets ..................................        449,253       575,962
                                                  ------------   -----------

           TOTAL ASSETS .......................   $103,624,628   $83,152,233
                                                  ============   ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             December 31,
                                                     ---------------------------
                                                         1998          1997
                                                     -----------   -------------
Current Liabilities:
  Accounts payable ..............................   $  4,985,840   $ 3,467,897
  Accrued expenses ..............................      8,416,051     5,660,411
  Income taxes payable (Note 5) .................         10,247       237,515
  Dividends Payable .............................        260,331          --
                                                    ------------   -----------
       Total Current Liabilities ................     13,672,469     9,365,823

Deferred income taxes (Note 5) ..................      1,146,000       957,000
                                                    ------------   -----------
       Total Liabilities ........................     14,818,469    10,322,823
                                                    ------------   -----------

Commitments and Contingencies
 (Notes 5, 6, 7 and 8)

Stockholders' Equity (Notes 8 and 9):
  Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued .................................          --             --
  Common stock, par value $.10 per
    share - authorized 10,000,000
    shares; outstanding 5,121,920
    (net of 2,145,539 treasury
    shares) .....................................          --          512,192
  Class A common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,603,310 shares (net of
    1,072,770 treasury shares) ..................        260,331          --
  Class B common stock, par value $.10 per
    share--authorized 10,000,000 shares;
    outstanding 2,603,310 shares (net of
    1,072,770 treasury shares) ..................        260,331          --

     Additional paid-in capital .................      8,561,421     7,525,753
     Retained earnings ..........................     79,728,787    64,771,298
     Cumulative other comprehensive
      income (loss) .............................         (4,711)       20,167
                                                    ------------   -----------
        Total Stockholders' Equity ..............     88,806,159    72,829,410
                                                    ------------   -----------
        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY .................   $103,624,628   $83,152,233
                                                    ============   ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                     -------------------------------------------
                                         1998           1997            1996
                                     -----------     -----------     -----------

Net sales ......................     $90,754,195     $73,530,876     $65,457,521
                                     -----------     -----------     -----------
Costs and Expenses:
  Cost of sales ................      58,654,040      50,723,813      46,539,465
  Selling, general and
   administrative ..............      16,648,125      13,829,765      11,493,869
                                     -----------     -----------     -----------
                                      75,302,165      64,553,578      58,033,334
                                     -----------     -----------     -----------
Income from operations .........      15,452,030       8,977,298       7,424,187
Other income (net) .............       1,578,790       1,428,164       2,306,343
                                     -----------     -----------     -----------
Earnings before income taxes ...      17,030,820      10,405,462       9,730,530
Income tax provision (Note 5) ..       1,813,000       1,555,000       1,925,000
                                     -----------     -----------     -----------
Net earnings ...................     $15,217,820     $ 8,850,462     $ 7,805,530
                                     ===========     ===========     ===========
Earnings per common
 share - basic .................           $2.94           $1.74           $1.54
                                           =====           =====           =====
Earnings per common
 share - diluted ...............           $2.89           $1.72           $1.52
                                           =====           =====           =====
Weighted average number
 of common shares out-
 standing - basic ..............       5,180,815       5,088,483       5,063,776
                                     ===========     ===========     ===========
          - diluted ............       5,263,922       5,158,878       5,140,498
                                     ===========     ===========     ===========


                 See notes to consolidated financial statements.

                                        BEL FUSE INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Cumulative
                                                                                  Other
                                                     Compre-                      Compre-
                                                     hensive        Retained      hensive
                                       Total         Income         Earnings    Income(Loss)    Common Stock
                                    -----------     ---------      -----------  ------------    ------------
Balance, January 1,
 1996                               $55,889,951                    $48,115,306   $ 457,600        $505,145
Exercise of stock
 options                                126,937                                                      1,937
Tax benefits arising
 from the non-qualified
 distributions of incen-
 tive stock options                      42,000
Net unrealized gain on
 marketable securities                 (457,600)    $ (457,600)                   (457,600)
Currency translation
 adjustment                              (7,721)        (7,721)                     (7,721)
Net earnings                          7,805,530      7,805,530       7,805,530
                                                    ----------
    Comprehensive Income                            $7,340,209
                                                    ==========
Balance, December 31,               -----------                    -----------    --------        --------
 1996                                63,399,097                     55,920,836     (7,721)         507,082
Exercise of stock
 options                                426,963                                                      5,110
Tax benefits arising
 from the non-quali-
 fied disposition of
 incentive stock options                125,000
Currency translation
 adjustment                              27,888     $   27,888                     27,888
Net earnings                          8,850,462      8,850,462       8,850,462
                                                    ----------
    Comprehensive Income                            $8,887,350
                                                    ==========
Balance, December 31,
 1997
                                    -----------                    ------------   --------        --------
                                     72,829,410                     64,771,298      20,167         512,192

                                                                     Additional
                                       Class A        Class B         Paid-In
                                    Common Stock    Common Stock      Capital
                                    ------------    ------------     ---------
Balance, January 1,
 1996                                 $   --          $  --          $6,811,900
Exercise of stock
 options                                                                125,000
Tax benefits arising
 from the non-qualified
 distributions of incen-
 tive stock options                                                      42,000
Net unrealized gain on
 marketable securities
Currency translation
 adjustment
Net earnings

    Comprehensive Income

Balance, December 31,                 ------           ------        ----------
 1996                                     --             --           6,978,900
Exercise of stock
 options                                                                421,853
Tax benefits arising
 from the non-quali-
 fied disposition of
 incentive stock options                                                125,000
Currency translation
 adjustment
Net earnings

    Comprehensive Income

Balance, December 31,
 1997
                                      ------           ------        ----------
                                          --             --           7,525,753

                 See notes to consolidated financial statements.

                                        BEL FUSE INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Cumulative
                                                                                  Other
                                                     Compre-                      Compre-
                                                     hensive        Retained      hensive
                                       Total         Income         Earnings    Income(Loss)    Common Stock
                                    -----------     ---------      -----------  ------------    ------------
Exercise of stock
 options                               832,137                                                       8,008
Effect of splitting Common
 Stock into A and B shares                                                                        (520,200)
Exercise of stock options               31,001
 from the non-quali-
 fied disposition of
 incentive stock
 options                               181,000
Cash dividends on Class B Common
 Stock - $.10 per share               (260,331)                     (260,331)
Currency translation
 Adjustment                            (24,878)    $   (24,878)                   (24,878)
Net earnings                        15,217,820      15,217,820    15,217,820
                                                   -----------
    Comprehensive Income                           $15,192,942
                                                   ===========
Balance, December 31,
                                   -----------                   -----------     --------          -------
 1998                              $88,806,159                   $79,728,787     $ (4,711)         $   --
                                   ===========                   ===========     ========          =======


                                                                       Additional
                                       Class A        Class B           Paid-In
                                    Common Stock    Common Stock        Capital
                                    ------------    ------------       ---------
Exercise of stock
 options                                                                  824,129
Effect of splitting Common
 Stock into A and B shares             260,100         260,100
Exercise of stock options                  231             231             30,539
 from the non-quali-
 fied disposition of
 incentive stock
 options                                                                  181,000
Currency translation
 Adjustment
Net earnings

    Comprehensive Income

Balance, December 31,
                                      --------        --------        -----------
 1998                                 $260,331        $260,331        $ 8,561,421
                                      ========        ========        ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended December 31,
                                              ------------------------------------------------
                                                  1998              1997              1996
                                              ------------      ------------      ------------
Cash flows from operating activities:
     Net income                               $ 15,217,820      $  8,850,462      $  7,805,530
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and
     amortization                                4,128,868         3,424,230         2,995,967
   Other                                           302,509           177,007            91,926
   Deferred income taxes                           326,000          (113,000)          389,000
   Net (gain) loss on sale of
    marketable securities                              599             1,340        (1,265,710)
   Changes in operating assets
    and liabilities                             (4,160,999)       (4,056,541)        4,261,263
                                              ------------      ------------      ------------
         Net Cash Provided by
      Operating Activities                      15,814,797         8,283,498        14,277,976
                                              ------------      ------------      ------------
Cash  flows from investing activities:
 Purchase of property, plant
    and equipment                               (3,652,388)       (6,137,171)       (2,675,352)
 Purchase of marketable
     securities                                 (2,830,415)       (4,669,954)       (2,981,020)
Payment for acquisition                        (27,514,000)             --                --
 Proceeds from sale of
    marketable securities                        2,829,840         7,651,275         6,259,657
 Proceeds from sale of
    equipment                                       14,291             8,526            31,330
 Proceeds from repayment
    by contractors                                 166,455           170,339           122,759
                                              ------------      ------------      ------------
         Net Cash (Used in)
          Provided by Investing
          Activities                           (30,986,217)       (2,976,985)          757,374
                                              ------------      ------------      ------------
                                                                                   (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        Years Ended December 31,
                                          ------------------------------------------------
                                              1998              1997              1996
                                          ------------      ------------      ------------
Cash flows from financing activities:
 Proceeds from exercise of
    stock options                              863,138           426,963           126,937
                                          ------------      ------------      ------------
Effect of exchange rate changes
 on cash and cash equivalents                     --                --              (7,721)
                                          ------------      ------------      ------------
Net (Decrease) increase in
 Cash and Cash Equivalents                 (14,308,282)        5,733,476        15,154,566
Cash and Cash Equivalents
 - beginning of year                        29,231,967        23,498,491         8,343,925
                                          ------------      ------------      ------------
Cash and Cash Equivalents
 - end of year                            $ 14,923,685      $ 29,231,967      $ 23,498,491
                                          ============      ============      ============
Changes in operating assets
  and liabilities consist of:
  (Increase) decrease in
    accounts receivable                   $ (5,981,158)     $ (2,346,939)     $  2,798,904
  (Increase) decrease in
    inventories                             (2,215,625)       (3,791,398)        2,388,191
  (Increase) in prepaid
    expenses and other
    current assets                            (142,042)          (69,609)         (364,171)
  Decrease in other assets                     131,511           250,493           191,236
    Increase (decrease) in
      accounts payable                       1,517,943           170,072           (76,608)
  Increase (decrease) in
     accrued expenses                        2,755,640         1,813,785          (456,825)
  (Decrease) in
     income taxes payable                     (227,268)          (82,945)         (219,464)
                                          ------------      ------------      ------------
                                          $ (4,160,999)     $ (4,056,541)     $  4,261,263
                                          ============      ============      ============
                                                                               (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                             Years Ended December 31,
                                  ----------------------------------------------
                                      1998             1997             1996
                                  ------------      -----------     ------------
Supplementary information:
    Cash paid during year for:
     Interest                     $       --        $      --      $        553
                                  ============      ===========    ============
  Income taxes                    $  1,261,000      $ 1,050,000    $  1,712,000
                                  ============      ===========    ============
  Details of acquisition:
    Fair value of assets
     acquired                     $ 27,514,000
    Liabilities assumed                   --
                                  ------------
  Net cash paid for
   Acquisition                    $ 27,514,000
                                  ============
Supplemental disclosure of
 non-cash investing and
 financing activities:
  Unrealized (gain) on
   marketable securities                                           $   (457,600)
                                                                   ============

On December 21, 1998 the
   Company declared a $.10 dividend
   on the Class B Common Stock
   payable February 1, 1999 to
   recordholders as of January
   11, 1999                       $    260,331
                                  ============



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Bel Fuse Inc. and its subsidiaries (the "Company") operate in one industry segment and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. Sales are predominantly in North America, Western Europe and the Far East.

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

     CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 1998 and 1997, cash equivalents approximate $4,206,000 and $26,627,000, respectively.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. The Company grants credit primarily to original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

     The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVENTORIES - Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

     AMORTIZATION OF INTANGIBLES - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired. Goodwill and other intangible assets are amortized on a straight-line basis over 3 1/2 to 15 years. Amortization expense was $394,000 in 1998, $21,000 in 1997, and $21,000 in 1996.

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

     STOCK BASED COMPENSATION - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure-only provisions of SFAS 123.

     EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 1998, management concluded that no valuation allowance was required.

     EARNINGS PER COMMON SHARE - In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share instead of the primary and fully diluted EPS that was required. The new standard requires additional informational disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 83,107, 70,395 and 76,722 for the years ended December 31, 1998, 1997 and 1996, respectively. During the three years ending December 31, 1998, there were no antidilutive options omitted from the calculation of diluted earnings per share.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

     NEW FINANCIAL ACCOUNTING STANDARDS - During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). The Company has adopted SFAS No. 130 and SFAS No. 131 in the current fiscal year. Neither standard has had a material impact on the Company.

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of this Statement in the 2000 year-end financial statements. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash plus acquisition costs of approximately $500,000. Under the terms of the agreement, the Company, among other things, will continue to supply Lucent's telecom magnetics requirements for forty-two months. It is the Company's intention to move the majority of the manufacturing for this business to the Republic of China. The Company has established research and development, support and legacy product manufacturing in Dallas, Texas. In addition the Dallas facility will maintain a marketing office to sell and service the Lucent customers.

     Additionally, Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price until the earlier of June 30, 1999 or the date on which Signal Transformer Manufacturing operations and the purchased assets are relocated.

     The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from October 2, 1998 to December 31, 1998. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over 3 and one-half to 15 years using the straight line method. Proforma unaudited results of operations for the year ended December 31, 1997 and 1998 reflect consolidated the operations of the Company assuming the acquisition occurred on January 1, 1997. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:

                                         Years Ended December 31,
                                     ---------------------------------
                                       1998                     1997
                                     --------                 --------
                                          (Dollars in thousands
                                          except per share data)

Sales                                $123,418                 $108,867
Net earnings (1)                       25,003                   18,757
Diluted earnings per
  common share                       $   4.74                 $   3.64
                                     --------                 --------
----------
(1) In arriving at net earnings, income taxes were estimated based upon assumptions as to the geographic area in which the operating income would have been earned by the Company.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVENTORIES
                                                       December 31,
                                             ----------------------------------
                                                 1998                   1997
                                             -----------            -----------
Raw materials                                $11,459,928            $ 7,029,632
Work in process                                  139,166                115,586
Finished goods                                10,248,469              5,057,720
                                             -----------            -----------
                                             $21,847,563            $12,202,938
                                             ===========            ===========


4. PROPERTY, PLANT AND EQUIPMENT
                                                        December 31,
                                             ----------------------------------
                                                1998                   1997
                                             -----------            -----------
Land                                         $ 1,164,436            $ 1,164,436
Buildings and improvements                    13,901,108             13,901,108
Machinery and equipment                       46,658,618             38,233,434
Idle property held for sale                      935,000                935,000
                                             -----------            -----------
                                              62,659,162             54,233,978
Less accumulated depreciation                 27,187,664             25,181,624
                                             -----------            -----------
                                             $35,471,498            $29,052,354
                                             ===========            ===========

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $3,735,183, $3,403,545 and $2,974,622, respectively.


5. INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

                                          Years Ended December 31,
                         -------------------------------------------------------
                            1998                  1997                  1996
                         -----------           -----------           -----------
Current:
  Federal                $   935,000           $   961,000           $   931,000
  Foreign                    352,000               614,000               540,000
  State                      200,000                93,000                65,000
                         -----------           -----------           -----------
                           1,487,000             1,668,000             1,536,000
                         -----------           -----------           -----------
Deferred:
  Federal                    180,000              (396,000)              268,000
  Foreign                    146,000               283,000               121,000
                         -----------           -----------           -----------
                             326,000              (113,000)              389,000
                         -----------           -----------           -----------
                         $ 1,813,000           $ 1,555,000           $ 1,925,000
                         ===========           ===========           ===========

                                      BEL FUSE INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME TAXES (continued)

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                            Years Ended December 31,
                                                 ---------------------------------------------
                                                     1998             1997             1996
                                                 -----------      -----------      -----------
Tax provision computed
 at the Federal sta-
 tutory rate                                     $ 5,791,000      $ 3,538,000      $ 3,309,000
Increase (decrease) in taxes resulting from:
Lower tax rates applicable
 to foreign operations                            (4,255,000)      (2,280,000)      (1,349,000)
State taxes, net of federal
 Benefit                                             132,000           61,000             --
Other, net                                           145,000          236,000          (35,000)
                                                 -----------      -----------      -----------
                                                 $ 1,813,000      $ 1,555,000      $ 1,925,000
                                                 ===========      ===========      ===========

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                December 31,
                        ------------------------------------------------------------
                                   1998                             1997
                        ---------------------------      ---------------------------
                        Temporary                        Temporary
                        Difference       Tax Effect      Difference       Tax Effect
                        -----------      ----------      -----------      ----------
Deferred Liability:
    Depreciation        $14,632,000      $1,146,000      $ 6,709,000      $ 957,000

Deferred Asset:
    Other temporary
     differences           (711,000)       (284,000)      (1,052,000)      (421,000)
                        -----------      ----------      -----------      ---------
                        $13,921,000      $  862,000      $ 5,657,000      $ 536,000
                        ===========      ==========      ===========      =========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME TAXES (continued)

     The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

     It is management's intention to permanently reinvest a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 1998, 1997 or 1996. Unrepatriated earnings, upon which income taxes have not been accrued, approximate $73,663,000 at December 31, 1998. Estimated income taxes related to unrepatriated foreign earnings would approximate $18,700,000.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. SEGMENTS - GEOGRAPHIC AREAS

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures,". The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States, Europe and the Far East.

     The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows: The amounts and percentages of the Company's sales were approximately $23,055,000 (25.4%) and $13,385,000 (14.7%) in 1998;
$19,217,000 (26.1%) and $8,272,000 (11.3%) in 1997; and $12,853,000 (19.6%),
$7,313,000 (11.2%) and $6,670,000 (10.2%) in 1996. The loss of either of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

                                        1998              1997              1996
                                    ------------      ------------      ------------
Revenue from unrelated entities
 and country of Company's
 domicile:
  United States                     $ 47,884,195      $ 37,702,876      $ 41,359,521
  Asia/Pacific                        17,914,000        11,491,000         6,764,000
  Hong Kong                            4,337,000         3,507,000         3,051,000
  United Kingdom                       1,657,000         2,455,000         2,048,000
  Europe                              17,656,000        16,085,000         9,745,000
  Other                                1,306,000         2,290,000         2,490,000
                                    ------------      ------------      ------------
                                    $ 90,754,195      $ 73,530,876      $ 65,457,521
                                    ============      ============      ============
Total revenues:
  United States                     $ 49,641,429      $ 39,083,088      $ 45,895,154
  Asia                                75,662,502        64,727,693        54,068,233
  Less intergeographic
   Revenues                          (34,549,736)      (30,279,905)      (34,505,866)
                                    ------------      ------------      ------------
                                    $ 90,754,195      $ 73,530,876      $ 65,457,521
                                    ============      ============      ============
Income from Operations:
  United States                     $  1,877,219      $    454,908      $  1,500,248
  Asia                                13,574,811         8,522,390         5,923,939
                                    ------------      ------------      ------------
                                    $ 15,452,030      $  8,977,298      $  7,424,187
                                    ============      ============      ============
Assets:
  United States                     $ 42,374,486      $ 37,415,575      $ 21,716,125
  Asia                                66,096,256        49,194,689        59,458,585
  Less intergeographic
   Eliminations                       (4,846,114)       (3,458,031        (9,560,702)
                                      ----------        ----------        ----------
Total identifiable assets           $103,624,628      $ 83,152,233      $ 71,614,008
                                    ============      ============      ============
Capital Expenditures:
  United States                     $    469,286      $    798,258      $    216,899
  Asia                                 3,183,102         5,338,913         2,458,453
                                    ------------      ------------      ------------
                                    $  3,652,388      $  6,137,171      $  2,675,352
                                    ============      ============      ============
Depreciation and Amortization
   expense:
  United States                     $    639,637      $    500,564      $    376,042
  Asia                                 3,489,231         2,923,666         2,619,925
                                    ------------      ------------      ------------
                                    $  4,128,868      $  3,424,230      $  2,995,967
                                    ============      ============      ============


                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES
   (Continued)

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to foreign countries to be manufactured into finished products and finished products manufactured in foreign countries and transferred to the United States for sale. Income from operations represents total revenue less operating expenses.

     Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

     The territory of Hong Kong reverted to the People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau will revert to the People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 61% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     The Company's research and development facilities are located in California, Indiana, Texas and Hong Kong. Research and development costs amounted to $4,989,000 in 1998, $3,895,000 in 1997 and $3,529,000 in 1996.


7. RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan, a contributory stock ownership and savings 401(K) plan which combines stock ownership, and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $174,000, $152,000 and $136,000, respectively. As of December 31, 1998, the fund owned 38,846 and 42,797 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $516,000, $385,000 and $267,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan. As of December 31, 1998, the fund owned 4,820 and 6,585 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.


8. STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 1,200,000 shares. Substantially all options outstanding become exercisable twenty-five (25%) percent one year from the date of grant and twenty-five (25%) percent for each year of the three years thereafter. The price of the options granted pursuant to the Plan will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after six years from the date granted. All outstanding options as of July 9, 1998 (Note 9) were split equally into Class A Common Stock and Class B Common Stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         December 31,
                                             -----------------------------------
                                                1998                     1997
                                             -----------              ----------
Net earnings - as reported                   $15,217,820              $8,850,462
Net earnings - pro forma                      14,717,692               8,555,035
Earnings per share - basic - as reported           $2.94                   $1.74
Earnings per share - basic - pro forma             $2.85                   $1.68
Earnings per share - diluted - as reported         $2.89                   $1.72
Earnings per share - diluted - pro forma           $2.81                   $1.66

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividends yield of -0-%, expected volatility of 65% for Class A and 59% for Class B in 1998 and 52% in 1997, risk-free interest rate of 5.05% in 1998 and 5.6% in 1997, and expected lives of 5 years.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCK OPTION PLAN (Continued)

     Information regarding the Company's Plan for 1998, 1997 and 1996 is as follows:

                                   1998                           1997                         1996
                       --------------------------     --------------------------    ---------------------------
                                         Weighted                       Weighted                       Weighted
                                         Average                        Average                        Average
                                         Exercise                       Exercise                       Exercise
                            Shares         Price          Shares         Price          Shares          Price
                           --------      --------        --------       --------       --------        --------
Options out-
 standing, begin-
 ning of year              236,400         $11.45        186,000         $ 9.59         142,000         $ 6.92
Options exercised          (84,700)        $10.19        (51,100)        $ 8.36         (19,375)        $ 6.55
Options granted            115,000         $12.13        105,500         $13.25          71,000         $14.00
Options cancelled           (5,000)        $12.88         (4,000)        $12.13          (7,625)        $ 8.59
                           -------                       -------                        -------
Options out-
 standing, end of
 year                      261,700         $12.13        236,400         $11.45         186,000         $ 9.59
                           =======                       =======                        =======
Options price
 range at end of
 year                  $6.50 to $13.25                $6.50 to $14.00               $6.50 to $14.00
Option price range
 for exercised
 shares                $6.50 to $14.00                $6.50 to $14.00               $3.75 to $7.00
Options available
 for grant at end
 of year                   443,500                        53,500                        155,000

Weighted-average fair
 value of options,
 granted during the
 year                        $6.70                         $7.46                          $7.78


     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                                            Weighted-
                                   Number Out-               Average             Weighted            Number Exer-       Weighted-
   Range of                        standing at              Remaining            Average              cisable at         Average
   Exercise                        December 31,            Contractual           Exercise             December 31,      Exercise
    Prices                            1998                    Life                Price                 1998             Price
   -------                         ------------            -----------           ---------           -------------      ---------
$ 6.50 to $ 7.70                       33,000                1.0 year             $ 7.48                33,000           $ 7.48
$11.50 to $14.00                      228,700               4.0 years             $12.80                 5,950           $13.75
                                      -------                                                            -----
                                      261,700                                                           38,950
                                      =======                                                           ======

9. COMMON STOCK

     On July 9, 1998, the shareholders approved an amendment to Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share; (ii) increased the authorized

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMON STOCK (continued)

number of shares of common stock from 10,000,000 to 20,000,000, consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock; (iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock, and (iv) reclassified each share of the Company's issued Common Stock, par vale $.10 per share, as one-half share of Class A Common Stock and one-half share of Class B Common Stock.


10. COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

                        Years Ending December 31,
                      ------------------------------
                      1999                $  534,000
                      2000                   248,000
                      2001                   153,000
                      2002                    62,000
                      2003                    52,000
                      2004                       --
                                          ----------
                                          $1,049,000
                                          ==========

     Rental expense was approximately $521,000, $484,000 and $442,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Credit Facilities

     The Company has two domestic unsecured lines of credit amounting to $5,000,000 which were unused at December 31, 1998. The lines of credit are renewable annually. On February 24, 1999, the Company signed a letter of commitment to increase one of the domestic lines of credit from $4 million to $11 million. Borrowings under the new line of credit are secured by a first priority security interest and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in October 1999. Borrowing on the line of credit is guaranteed by the U.S. parent.

     Dividend

     The Company declared a cash dividend on the Class B common shares of $.10 per share. The dividend was paid on February 1, 1999 to shareholders of record on January 11, 1999.

                         BEL FUSE INC. AND SUBSIDIARIES
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                                                 Total Year
                                                                                   Ended
                  March 31,        June 30,     September 30,    December 31,    December 31,
                    1998            1998            1998             1998            1998
                 -----------     -----------     -----------     -----------     -----------
Net sales        $19,514,700     $19,531,655     $21,148,681     $30,559,159     $90,754,195

Gross
 Profit            6,336,972       6,684,748       7,557,154      11,521,281      32,100,155

Net
 earnings          2,966,488       3,038,705       3,651,761       5,560,866      15,217,820

Earnings
 per share
 - basic (1)            $.58            $.59            $.70           $1.07           $2.94

Earnings
 per
 share  -
 diluted (1)            $.56            $.58            $.70           $1.05           $2.89

                                                                                 Total Year
                                                                                   Ended
                  March 31,       June 30,      September 30,    December 31,   December 31,
                    1997            1997            1997             1997           1997
                 -----------     -----------     -----------     -----------     -----------
Net sales        $15,962,204     $18,748,690     $18,409,054     $20,410,928     $73,530,876

Gross
 Profit            4,592,089       5,640,788       5,721,974       6,852,212      22,807,063

Net
 earnings          1,309,859       2,132,762       2,174,843       3,232,998       8,850,462

Earnings
 per share
 - basic (1)            $.26            $.42            $.43            $.63           $1.74

Earnings
 per
 share -
 diluted (1)            $.26            $.42            $.42            $.63           $1.72

----------
(1) Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors of the Registrant

          The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

          The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Sharesholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

          The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                        Page
                                                                        ----
(a)

     1.   Financial statements filed as a part of this report:

          Independent Auditors' Report                                      F-1

          Consolidated Balance Sheets as of December 31,
           1998 and 1997                                              F-2 - F-3

          Consolidated Statements of Operations for Each
           of the Three Years in the Period Ended
           December 31, 1998                                                F-4

          Consolidated Statements of Stockholders' Equity
           for Each of the Three Years in the Period
           Ended December 31, 1998                                    F-5 - F-6

          Consolidated Statements of Cash Flows for Each
           of the Three Years in the Period Ended
           December 31, 1998                                          F-7 - F-9

          Notes to Consolidated Financial Statements                 F-10 - F-21

          Selected Quarterly Financial Data - Years Ended
           December 31, 1998 and 1997 (Unaudited)                          F-22

     2.   Financial statement schedules filed as part of this report:

          Schedule II:  Valuation and Qualifying Accounts                    S-1

          All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.


(b)

     3.   Exhibits filed as part of this report.

          3.1 Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

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

  10.4 Stock Option Plan. Incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-53462) filed with the Securities and Exchange Commission on October 20, 1992.

  10.5         Employment agreement between Elliot Bernstein and Bel Fuse Inc.
               dated October 29, 1997. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.:
------------

   10.6 Agreement for the Purchase and Sale of Assets by and among Lucent Technologies Inc. and Lucent Technologies Maquiladoras Inc. (each as Seller) and BelFuse Inc. (Buyer) dated October 9, 1998. Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated October 17, 1998.

   11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

   22.1        Subsidiaries of the Registrant.

   23.1        Consent of Independent Auditors.

   27.1        Financial Data Schedule.

(c)            Reports on Form 8-K

               On October 17, 1998, the Company filed a report on Form 8-K describing (under Items 2 and 7) the acquisition of certain assets of Lucent Technologies Inc.'s ("Lucent") signal transformer business, a part of Lucent's Power Systems manufacturing operations, for approximately $27 million in cash. The purchase price was paid from cash on hand.

               On December 16, 1998, the Company filed a report on Form 8-K/1 amending Item 7 on Form 8-K dated October 17,1998 to file certain historical and proforma financial statements.

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


Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                 Title                              Date
      ---------                 -----                              ----

/s/ ELLIOT BERNSTEIN     Chairman of the Board
----------------------   and Director (Principal            March 29, 1999
Elliot Bernstein         Executive Officer)


                         President, (Principal
/s/ DANIEL BERNSTEIN     Financial and Account-             March 29, 1999
----------------------   ing Officer) and
Daniel Bernstein         Director


/s/ HOWARD B. BERNSTEIN  Director                           March 29, 1999
-----------------------
Howard B. Bernstein


/s/ ROBERT H. SIMANDL    Director                           March 29, 1999
-----------------------
Robert H. Simandl


/s/ PETER GILBERT        Director                           March 29, 1999
-----------------------
Peter Gilbert


/s/ JOHN TWEEDY          Director                           March 29, 1999
-----------------------
John Tweedy


/s/ JOHN JOHNSON         Director                           March 29, 1999
-----------------------
John Johnson