Form 10-K/A
period 1998-12-31
BEL FUSE INC /NJ
filed 1999-04-29
CIK 729580

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-K/A

                    Amending Part III to Include Information

          [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the transition period from___________ to___________

                         Commission File Number 0-11676


                                  BEL FUSE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                            22-1463699
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


               198 VAN VORST STREET, JERSEY CITY, NEW JERSEY 07302
                                 (201) 432-0463
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.10 par value
                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of March 15, 1998 was approximately $151,681,000 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

       Number of shares of Common Stock outstanding as of March 16, 1998:
         2,608,959 Class A Common Stock; 2,608,009 Class B Common Stock.

                   Documents incorporated by reference:  None.


================================================================================

                                    PART III


ITEM 10. DIRECTORS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table and biographical outlines set forth the directors of the Company and a brief account of the business experience of each such director for the past five years. Elliot Bernstein and Robert Simandl are nominees for directors at Bel Fuse's 1999 annual meeting. If elected, their terms will expire in 2002. Howard Bernstein's and John Tweedy's terms expire in 2000 and Daniel Bernstein's, Peter Gilbert's and John Johnson's terms expire in 2001.

                                 Director
Name                     Age      Since       Business Experience
-------------------      ---     --------     ----------------------------------
Elliot Bernstein          75       1949       Chairman of the Board (June 1992
                                              to Present) and Chief Executive
                                              Officer of the Company; President
                                              of the Company (prior years to
                                              June 1992)

Daniel Bernstein          45       1986       President (June 1992 to Present)
                                              of the Company; Vice President and
                                              Treasurer of the Company (prior
                                              years to June 1992); Managing
                                              Director of the Company's Macau
                                              subsidiary (1991 to Present)

Howard B. Bernstein       73       1954       Retired

John F. Tweedy            53       1996       Director of Corporate Communica-
                                              tions of Standard Microsystems
                                              Corp. (supplier of computer LAN
                                              systems) (July 1995 to Present);
                                              Independent consultant (November
                                              1994 to July 1995); President and
                                              Chief Executive Officer of
                                              NetVision Corp. (developer of
                                              computer networking products)
                                              (November 1993 to October 1994);
                                              Independent Consultant (June 1993
                                              to November 1993); Corporate Vice
                                              President, Systems Engineering of
                                              Standard Microsystems Corp. (1988
                                              to June 1993)

Robert H. Simandl         70       1967       Secretary of the Company;
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

ITEM 10. DIRECTORS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (Continued)

                                 Director
Name                     Age      Since       Business Experience
-------------------      ---     --------     ----------------------------------
Peter Gilbert             51       1987       President and Chief Executive
                                              Officer of The Gilbert Manu-
                                              facturing Company, a division of
                                              Larsdale, Inc., Boston,
                                              Massachusetts (manufacturer of
                                              electrical components).

John S. Johnson           69       1996       Independent consultant (April 1993
                                              to Present) for various companies,
                                              including the Company (during
                                              1995); Corporate Controller of AVX
                                              Corporation (manufacturer of
                                              electronic components) (1978 to
                                              March 1993)

Messrs. Elliot and Howard Bernstein are brothers. Daniel Bernstein is Elliot Bernstein's son and Howard Bernstein's nephew.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report, required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 1998, except that Joseph Meccariello (an executive officer of the Company) failed to file on a timely basis two reports disclosing two separate acquisitions of shares. These late filings were inadvertent, and the required filings were made promptly after noting the failure to file.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1996, 1997 and 1998, the annual and long-term compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers of Bel during 1998 (the "Named Officers"):

                                         SUMMARY COMPENSATION TABLE
                                                                             Long-Term
                                                                        Compensation Awards
                                        Annual Compensation            ---------------------
    Name and                     ----------------------------------    Securities Underlying
Principal Position      Year      Salary         Bonus       Other        Options/SARs (#)     Compensation
------------------      ----     --------     --------     --------    ---------------------   ------------
                                                              (A)                                  (B)
Elliot Bernstein        1998     $350,000     $   --       $   --              25,000            $30,756
Chairman and Chief      1997      350,000         --           --                --               23,756
 Executive Officer      1996      350,000         --           --                --               30,756

Daniel Bernstein        1998      182,001      110,700         --              25,000              9,810
President               1997      173,807       75,000         --                --               11,849
                        1996      148,704       75,000         --                --                8,850

Arnold Sutta            1998      150,747       29,305         --                --                4,850
Vice President          1997      122,317        9,420         --                --                4,397
                        1996      121,895        9,420         --              10,000              4,328

Colin Dunn              1998      146,016       71,659         --              15,000              4,730
Vice President          1997      142,074       20,769         --                --                5,525
 And Treasurer          1996      134,204       20,269         --                --                5,023

Joseph Meccariello      1998      137,495       70,339      100,775              --                9,622
Vice President          1997      132,290       31,200      100,906            10,000              6,611
                        1996      119,615       20,004       97,957              --                8,374

----------
(A) During the periods presented above, no Named Officer received perquisites (i.e. personal benefits) in excess of 10% of such individual's reported salary and bonus, except that Mr. Meccariello received housing allowances of $100,775, $100,906 and $97,957 during 1998, 1997 and 1996, respectively.

(B) Compensation reported under this column for 1998 includes: (i) contributions of $24,500 for Elliot Bernstein and $9,622 for Joseph Meccariello to the Company's Far East Retirement Plan and contributions of $5,810, $4,850 and $4,730, respectively, for Daniel Bernstein, Arnold Sutta and Colin Dunn, respectively, to the Company's 401(k) Plan, to match 1998 pre-tax elective deferral contributions (included under "Salary") made by each Named Officer to such Plans, such contributions being made in shares of the Company's Common Stock, (ii) $4,000 paid to each of Elliot Bernstein and Daniel Bernstein as directors' fees, and (iii) $2,256 paid by the Company as a premium for term life insurance for Elliot Bernstein.


EMPLOYMENT AGREEMENT

         The Company and Mr. Elliot Bernstein have entered into an employment agreement, dated October 29, 1997. Pursuant to his employment agreement, Mr. Bernstein will continue to serve as Chairman of the Board of Bel for on-going three year terms, at a base salary of $350,000 per year. Mr. Bernstein will also be entitled to receive those benefits which he is currently receiving, including health care and insurance benefits. The employment agreement provides that if Mr. Bernstein is disabled and cannot perform his duties under the agreement or if he dies, the Company will continue to pay to Mr. Bernstein or his estate his base salary for the balance of term in effect at the time of such termination. The employment also contains non-competition provisions which extend during the term of the agreement and for a period of one year following termination of employment.

STOCK OPTION GRANTS

         The Company maintains a Stock Option Plan (the "Plan") for employees. The options granted under the Plan generally have terms of five years and terminate at or within a specified period of time after the option's employment with the Company ends. Options are exercisable in installments determined at the date of grant. The following table contains information regarding the grant of stock options under the Plan to Elliot Bernstein, Daniel Bernstein and Colin Dunn, the only Named Officers who received a stock option grant during the year ended December 31, 1998:

                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       Individual Grants                        Potential Realizable
                    -------------------------------------------------------       Value at Assumed
                     Number of    Percent of Total                             Annual Rates of Stock
                     Securities    Options/SARs                                  Price Appreciation
                     Underlying     Granted to      Exercise or                 For Option Term (3)
                    Options/SARs     Employees      Base Price   Expiration    ---------------------
Name                 Granted (#)      in 1998         ($/sh.)       Date        5%  ($)     10%  ($)
----------------    ------------  ----------------  -----------  ----------    --------    ---------
Elliot Bernstein       25,000(1)        16.3%       $12.625       10/9/2003     50,681      146,772
Daniel Bernstein       25,000(2)        16.3%        13.20        10/9/2003     52,884      153,153
Colin Dunn             13,250(1)         8.6%        11.50        10/9/2003     42,098       93,026
Colin Dunn              1,750(2)         1.1%        12.00        10/9/2003      5,802       12,821

----------
(1)  The underlying securities are Class B Common Stock.

(2)  The underlying securities are Class A Common Stock.

(3) Amounts represent hypothetical gains that could be achieved if the listed options were exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually from the date the options were granted to their expiration date, based upon the fair market value of the Class A Common Stock or Class B Common Stock as of the date the options were granted. Actual gains, if any, on stock option exercises and stock holdings are dependent upon the future performance of the Company and overall financial market conditions. There can be no assurance that amounts reflected in this table will be achieved.


OPTION EXERCISES AND HOLDINGS

         The following table sets forth information regarding stock option exercises by the Named Officers during the year ended December 31, 1998, including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at December 31, 1998. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and either $40.00 or $34.375, the closing sale price of the Company's Class A Common Stock or Class B Common Stock, respectively on December 31, 1998.

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES
                                       Value                 Bumber of
                      Shares of       Realized           Class A/Class B
                       Class A/    (Market Price       Number of Securities                  Value of
                       Class B      on Exercise       Underlying Unexercised         Unexercised In-The-Money
                    Common Shares    Date Less     Options/SARs at Year End (#)    Options/SARs at Year-End ($)
                     Acquired on      Exercise     ---------------------------    -----------------------------
Name                 Exercise (#)     Price)($)    Exercisable   Unexercisable    Exercisable     Unexercisable
------------------  -------------  -------------   -----------   -------------    -----------     -------------
Elliot Bernstein          --             --          10,000/             --/        589,750          543,125
                                                     10,000          25,000

Daniel Bernstein         7,500/       332,625         2,500/         25,000/        150,857          670,000
                         7,500                        2,500

Arnold Sutta             1,250/        32,500          --             2,500/           --            115,937
                         1,250                                        2,500

Colin Dunn               1,875/        63,750         1,875/          1,750/        113,203          352,094
                         1,875                        1,875          13,250

Joseph Meccariello       1,875/        67,187          --             3,750/           --            179,530
                         1,875                                        3,750

-------------
(1) This table has been adjusted to reflect the reclassification of the Company's old Common Stock as one-half share of Class A Common Stock and one-half share of Class B Common Stock effective July 9, 1998 (the "Reclassification"). All options exercises by the Named Officers during 1998 were completed prior to Reclassification. As a result, the shares acquired on exercise were actually shares of the Company's old Common Stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Robert H. Simandl served as a member of the Compensation Committee of the Company's Board of Directors during 1998. Mr. Simandl has served as the Company's Secretary for more than the past five years.

         Mr. Simandl and his predecessor firms have served as general counsel to the Company for more than five years. Fees received by Mr. Simandl's firm from the Company during 1998 were not material. The Company will retain Mr. Simandl in 1999.

         Daniel Bernstein served as a member of the Compensation Committee of the Company's Board of Directors during 1998, although he did not participate with respect to determinations regarding his own compensation. Daniel Bernstein has been President of the Company since 1992, served the Company in other capacities in prior years, and has been a director of the Company since 1986.

COMPENSATION OF DIRECTORS

         The Company's Board of Directors holds a regular meeting immediately before the Annual Meeting of Shareholders and meets on other occasions throughout the year. During 1998, the Board held five meetings.

         Bel's Board has an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee is composed of Elliot Bernstein, Daniel Bernstein and Robert H. Simandl; the Compensation Committee is composed of Daniel Bernstein, Peter Gilbert and Robert H. Simandl; and the Audit Committee is composed of Peter Gilbert and John S. Johnson. The function of the Executive Committee is to act in the place of the Board when the Board cannot be convened. The Compensation Committee is charged with the responsibility of administering the Company's Stock Option Plan and also reviews the compensation of Bel's executive officers. The Audit Committee reviews significant audit and accounting principles, policies and practices, and meets with the Company's independent auditors. During 1998, the Executive Committee held one meeting and the Audit and Compensation Committees each held two meetings.

         In 1998, directors of the Company received an annual retainer of $6,000, $750 for each Board meeting they attended and $500 for each committee meeting which they attended. Directors who are executive officers of the Company do not receive directors' fees otherwise payable to directors of the Company, but receive an annual retainer of $4,000 if they are directors of the Company's foreign subsidiaries.

         John S. Johnson, a director of the Company, provides consulting services to the Company from time to time. In 1998, fees received by Mr. Johnson for such services were not material.

         For a description of legal services provided to the Company by Robert
H. Simandl during 1998, see "Compensation Committee Interlocks and Insider Participation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Bel Fuse's Class A Common Stock and Class B Common Stock as of April 1, 1999 by:
(a) each director and nominee; (b) each of the Named Officers (as defined below); and (c) all directors and executive officers as a group. Unless otherwise stated in the footnotes following the table, the nominees, directors and Named Officers listed in the table have sole power to vote and dispose of the shares which they beneficially owned as of April 1, 1999.

                               Aggregate Number of Shares Beneficially Owned (1)
                               -------------------------------------------------
                                Class A Common Stock       Class B Common Stock
                               ----------------------     ----------------------
      Name of                  Number       Percent       Number       Percent
    Beneficial                   of        of Shares        of        of Shares
       Owner                   Shares     Outstanding     Shares     Outstanding
-------------------------      -------    -----------     -------    -----------
Daniel Bernstein (2)           117,537        4.5         117,537        4.5

Elliot Bernstein (3)           248,474        9.5         244,882        9.4

Howard B. Bernstein (4)        140,250        5.4         140,250        5.4

Colin Dunn (5)                   1,143         *            1,143         *

Peter Gilbert                      500         *              500         *

John S. Johnson (6)              1,900         *            4,200         .2

Joseph Meccariello (7)           1,432         *            1,292         *

Robert H. Simandl (8)            1,585         *            1,585         *

Arnold Sutta (9)                 5,411         .2           5,411         .2

John F. Tweedy                     250         *              250         *

All directors, nominees
and executive officers as
a group, including those
above 11 persons  (10)         521,137       20.0         520,204       19.9

----------
(1) As of April 1, 1999, there were 2,610,509 and 2,619,881 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

(2) The shares of Class A Common Stock beneficially owned by Daniel Bernstein include (i) 2.500 shares which may be acquired by him on or before May 31, 1999 upon the exercise of stock options, (ii) 12,500 shares held by Mr. Bernstein as trustee for his children and (iii) 1,538 shares allocated to Mr. Bernstein in the Company's 401(k) Plan over which he has voting but no investment power. The shares of Class B Common Stock beneficially owned by Daniel Bernstein include
(i) 2,500 shares which may be acquired by him on or before May 31, 1999 upon the exercise of stock options, (ii) 12,500 shares hold by Mr. Bernstein as trustee for his children, and (iii) 1,538 shares allocated to Mr. Bernstein in the Company's 401(k) Plan over which he has no voting or investment power.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(3) The shares of Class A Common Stock beneficially owned by Elliot Bernstein includes: (i) 10,000 shares which my be acquired by him on or before May 31, 1999 upon the exercise of stock options, (ii) 13,400 shares held of record by Mr. Bernstein's wife, (iii) 18,800 shares owned by a non-for-profit foundation of which Mr. Bernstein is President and Trustee, (iv) 100,000 shares owned by a family partnership of which Mr. Bernstein is the general partner and (v) 1,114 shares allocated to Mr. Bernstein in the Company's Far East Retirement Plan (the "Far East Plan") over which he has voting but no investment power. The shares of Class B Common Stock beneficially owned by Elliot Bernstein include (i) 13,400 shares held of record by Mr. Bernstein's wife, (ii) 18,800 shares owned by a non-for-profit foundation of which Mr. Bernstein is President and Trustee,
(iii) 100,000 shares owned by a family partnership of which Mr. Bernstein is the general partner and (iv) 1,552 shares allocated to Mr. Bernstein in the Far East Plan over which he has no voting or investment power.

(4) The shares of Company beneficially owned by Howard B. Bernstein include 250 shares each of Class A Common Stock and Class B Common Stock held of record by Mr. Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of these shares.

(5) All shares of the Company's Class A Common Stock and Class B Common Stock beneficially owned by Mr. Dunn are allocated to him in the Company's 401(k) Plan over which he has with respect to the Class A Common Stock, voting but no investment power and with respect to the Class B Common Stock, no voting or investment power.

(6) The shares of the Company beneficially owned by Mr. Johnson include 250 shares and 450 shares, respectively, of Class A Common Stock an Class B Common Stock held by Mr. Johnson as custodian for his grandchildren.

(7) The shares of Class A Common Stock beneficially owned by Mr. Meccariello include 307 shares allocated to him in the Far East Plan over which he has voting but no investment power. The shares of Class B Common Stock beneficially owned by Mr. Meccariello include 360 shares held of record by Mr. Meccariello's wife and 307 shares allocated to him in the Far East Plan over which he has no voting or investment power.

(8) The shares of the Company beneficially owned by Mr. Simandl include 1,200 shares each of Class A Common Stock and Class B Common Stock held of record by Mr. Simandl's wife.

(9) The shares of the Company beneficially owned by Mr. Sutta include (1) 1,405 shares each of Class A Common Stock and Class B Common Stock allocated to Mr. Sutta in the Company's 401(k) Plan over which he has with respect to the Class A Common Stock, voting but no investment power and with respect to the Class B Common Stock, no voting or investment power, and (ii) 2,500 shares each of Class A Common Stock and Class B Common Stock which may be acquired by him on or before May 31, 1999 upon the exercise of stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(10) Includes 15,000 shares each of Class A Common Stock and Class B Common Stock which may be acquired on or before May 31, 1999 upon the exercise of stock options and 6,787 and 7,194 shares of Class A Common Stock and Class B Common Stock, respectively, allocated in the Company's 401(k) Plan and Far East Plan over which such persons have with respect to the Class A Common Stock, voting but no investment power and with respect to the Class B Common Stock, no voting or investment power.

* Shares constitute less than one percent of the shares of Class A Common Stock and Class B Common Stock outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amendment to the Company's Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               BEL FUSE, INC.

                               BY:/s/ Daniel Bernstein
                               ------------------------------
                                  Daniel Bernstein, President


Dated: April 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                          Date
      ---------                      -----                          ----

/s/ Elliot Bernstein           Chairman of the Board
-----------------------        and Director (Principal          April 29, 1999
Elliot Bernstein               Executive Officer)


/s/ Daniel Bernstein           President, (Principal
-----------------------        Financial and Accounting         April 29, 1999
Daniel Bernstein               Officer) and Director


/s/ Howard B. Bernstein        Director                         April 29, 1999
-----------------------
Howard B. Bernstein


/s/ Robert H. Simandl          Director                         April 29, 1999
-----------------------
Robert H. Simandl


/s/ Peter Gilbert              Director                         April 29, 1999
-----------------------
Peter Gilbert


/s/ John Tweedy                Director                         April 29, 1999
-----------------------
John Tweedy



/s/ John Johnson               Director                         April 29, 1999
-----------------------
John Johnson