Form 10-Q
period 1999-03-31
BEL FUSE INC /NJ
filed 1999-05-13
CIK 729580

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________


                         Commission file number: 0-11676

                                   ----------

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

         At May 1, 1999, there were 2,612,322 shares of Class A Common Stock, $.10 par value, outstanding and 2,632,318 shares of Class B Common Stock, $.10 par value, outstanding.


================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

     Item 1. Financial Statements ...................................      1

             Consolidated Balance Sheets as of
               March 31, 1999 (unaudited) and
               December 31, 1998 ....................................   2 - 3

             Consolidated Statements of Operations
               and Comprehensive Income for the
               Three Months Ended March 31, 1999
               and 1998 (unaudited) .................................   4 - 5

             Consolidated Statements of Cash Flows
               for the Three Months Ended March 31,
               1999 and 1998 (unaudited) ............................   6 - 7

             Notes to Consolidated Financial
               Statements (unaudited) ...............................   8 - 10

     Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations ........................................  11 - 15

     Item 3. Quantitative and Qualitative
               Disclosures About Market Risk ........................     15

Part II. Other Information

     Item 1. Legal Proceedings ......................................     16

     Item 4. Submission of Matters to a Vote
               of Security Holders ..................................     16

     Item 6. Exhibits and Reports on Form 8-K .......................     16

Signatures ..........................................................     17

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  March 31,        December 31,
                                                    1999               1998
                                                ------------       ------------
                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents ................    $ 14,775,437       $ 14,923,685
  Accounts receivable, less allowance
    for doubtful accounts of $317,000 ......      20,221,391         17,072,537
  Inventories ..............................      23,735,441         21,847,563
  Prepaid expenses and other current
    assets .................................         674,309            353,869
  Deferred income taxes ....................         367,000            284,000
                                                ------------       ------------
         Total Current Assets ..............      59,773,578         54,481,654

Property, plant and equipment - net ........      35,658,183         35,471,498

Goodwill - net of amortization of
  $901,096 and $523,423 ....................      12,844,550         13,222,223

Other assets ...............................         417,421            449,253
                                                ------------       ------------
         TOTAL ASSETS ......................    $108,693,732       $103,624,628
                                                ============       ============



                                                                    (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                 (Unaudited)
Current Liabilities:
  Accounts payable .........................     $  5,606,480      $  4,985,840
  Accrued expenses .........................        7,375,348         8,416,051
  Income taxes payable .....................          390,874            10,247
  Dividends payable ........................          261,988           260,331
                                                 ------------      ------------
         Total Current Liabilities .........       13,634,690        13,672,469

Deferred income taxes ......................        1,108,000         1,146,000
                                                 ------------      ------------
         Total Liabilities .................       14,742,690        14,818,469
                                                 ------------      ------------

Stockholders' Equity:
  Preferred stock, no par value -
    authorized 1,000,000 shares;
    none issued ............................             --                --
  Class A common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,610,509 and 2,603,310 shares
    (net of 1,072,770 treasury shares) .....          261,051           260,331
  Class B common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,619,881 and 2,603,310 shares
    (net of 1,072,770 treasury shares) .....          261,988           260,331
  Additional paid-in capital ...............        8,838,070         8,561,421
  Retained earnings ........................       84,587,697        79,728,787

  Cumulative other comprehensive
    income (loss) ..........................            2,236            (4,711)
                                                 ------------      ------------
         Total Stockholders' Equity ........       93,951,042        88,806,159
                                                 ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ..........................     $108,693,732      $103,624,628
                                                 ============      ============



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1999               1998
                                                 -----------       -----------

Net sales ................................       $30,758,768       $19,514,700
                                                 -----------       -----------
Costs and Expenses:
  Cost of sales ..........................        20,314,606        13,177,728
  Selling, general and
    administrative expenses ..............         4,804,871         3,387,482
                                                 -----------       -----------
                                                  25,119,477        16,565,210
                                                 -----------       -----------
Income from operations ...................         5,639,291         2,949,490

Other income - net .......................           151,742           415,998
                                                 -----------       -----------
Earnings before income taxes .............         5,791,033         3,365,488

Income tax provision .....................           670,000           399,000
                                                 -----------       -----------
Net earnings .............................       $ 5,121,033       $ 2,966,488
                                                 ===========       ===========

Earnings per common share-basic ..........              $.98              $.58
                                                 ===========       ===========
Earnings per common share-
 diluted .................................              $.95              $.56
                                                 ===========       ===========

Weighted average number of
  common shares outstanding-basic ........         5,213,333         5,130,885
                                                 ===========       ===========
Weighted average number of
  common shares outstanding-
  diluted ................................         5,382,470         5,232,465
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

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (Unaudited) (Continued)

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------

Net earnings ..........................         $5,121,033       $2,966,488

Other comprehensive income (expense),
  net of income taxes:
    Foreign currency
      translation adjustment ..........              6,947          (18,615)
                                                ----------       ----------
Comprehensive income ..................         $5,127,980       $2,947,873
                                                ==========       ==========



                 See notes to consolidated financial statements.

                           BEL FUSE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                       -----------      -----------
                                                          1999              1998
                                                       -----------      -----------

Cash flows from operating activities:
  Net income .....................................     $ 5,121,033      $ 2,966,488
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization ................       1,469,208          803,236
    Other ........................................         (71,000)          68,000
    Changes in operating assets and liabilities ..      (5,395,659)       1,324,110
                                                       -----------      -----------
        Net Cash Provided by Operating Activities        1,123,582        5,161,834
                                                       -----------      -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment ......      (1,272,640)      (1,008,036)
  Purchase of marketable securities ..............            --         (2,102,012)
  Proceeds from repayment by contractors .........          32,250           41,334
                                                       -----------      -----------
        Net Cash Used in Investing Activities ....      (1,240,390)      (3,068,714)
                                                       -----------      -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ........         229,026          281,575
  Dividends paid to the Company's shareholders ...        (260,466)            --
                                                       -----------      -----------
        Net Cash (Used in) Provided by
          Financing Activities ...................         (31,440)         281,575
                                                       -----------      -----------
Net (decrease) increase in Cash ..................        (148,248)       2,374,695

Cash and Cash Equivalents - beginning of period ..      14,923,685       29,231,967
                                                       -----------      -----------
Cash and Cash Equivalents - end of period ........     $14,775,437      $31,606,662
                                                       ===========      ===========


                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (Continued)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------       -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) decrease in accounts receivable     $(3,148,854)      $  950,691
    (Increase) decrease in inventories ........     (1,887,878)       1,556,012
    (Increase) in prepaid expenses and
      other current assets ....................       (352,690)        (339,040)
    Decrease in other assets ..................         31,832           42,805
    Increase (decrease) in accounts payable ...        620,640         (760,003)
    Increase (decrease) in accrued expenses ...     (1,040,993)           9,196
    Increase (decrease) in income taxes payable        380,627         (135,551)
    Increase in dividends payable .............          1,657             --
                                                   -----------       ----------
                                                   $(5,395,659)      $1,324,110
                                                   ===========       ==========
Supplementary information:
Cash paid during the period for:
  Interest ....................................    $      --         $     --
  Income taxes ................................     ==========       ==========
                                                   $   344,000       $  182,000
                                                   ===========       ==========



                   See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the March 31, 1998 financial statements have been reclassified to conform to March 31, 1999 classifications. The information for December 31, 1998 was derived from audited financial statements.

2. Earnings Per Share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period.

3. Acquisition

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

     The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from the date of acquisition. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over 3 and one-half to 15 years using the straight line method. Proforma unaudited results of operations for the three months ended March 31, 1998 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 1998. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Three Months Ended March 31, 1998
                                        ---------------------------------
                                              (Dollars in thousands
                                               except per share data)

Sales ................................                $28,553
Net earnings (1) .....................                  5,257
Diluted earnings per
  common share .......................                  $1.01
                                                        -----
----------
(1) In arriving at net earnings, income taxes were estimated based upon assumptions as to the geographic area in which the operating income would have been earned by the Company.

4. Inventories consist of the following:

                                        March 31, 1999      December 31, 1998
                                        --------------      -----------------

Raw materials ........................    $13,609,416          $11,459,928
Work-in-process ......................        109,027              139,166
Finished goods .......................     10,016,998           10,248,469
                                          -----------          -----------
                                          $23,735,441          $21,847,563
                                          ===========          ===========

5. Property, plant and equipment consists of the following:

                                        March 31, 1999      December 31, 1998
                                        --------------      -----------------

Land .................................    $ 1,164,436          $ 1,164,436
Buildings and improvements ...........     14,026,432           13,901,108
Machinery and equipment ..............     47,811,517           46,658,618
Idle property held for sale ..........        935,000              935,000
                                          -----------          -----------
                                           63,937,385           62,659,162
Less accumulated depreciation
  and amortization ...................     28,279,202           27,187,664
                                          -----------          -----------
Net property, plant and
  equipment ..........................    $35,658,183          $35,471,498
                                          ===========          ===========

6. New Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of this Statement in the 2000 year-end financial statements. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Business Segment Information

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures". The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States, Europe and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data.

                                                Three Months Ended
                                                     March 31,
                                          -----------------------------
                                             1999               1998
                                          -----------       -----------
Total Revenues:
  United States ......................    $19,807,466       $ 8,930,089
  Asia ...............................     28,520,578        17,732,710
  Less intergeographic revenues ......    (17,569,276)       (7,148,099)
                                          -----------       -----------
                                          $30,758,768       $19,514,700
                                          ===========       ===========

Income (loss) from Operations:
  United States ......................    $ 1,072,912       $  (208,719)
  Asia ...............................      4,566,379         3,158,209
                                          -----------       -----------
                                          $ 5,639,291       $ 2,949,490
                                          ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                         Percentage of
                                                           Net Sales
                                                     ---------------------
                                                      Three Months Ended
                                                           March  31,
                                                     ---------------------
                                                      1999           1998
                                                     -------        ------

Net sales .......................................     100.0%        100.0%
Cost of sales ...................................      66.1          67.5
Selling, general and administrative expenses ....      15.6          17.4
Other income, net of interest expense ...........        .5           2.1
Earnings before income tax provision ............      18.8          17.2
Income tax provision ............................       2.2           2.0
Net earnings ....................................      16.6          15.2

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                               Increase (Decrease)
                                                from Prior Period
                                               -------------------
                                                Three Months Ended
                                                 March 31, 1999
                                               compared with 1998
                                               -------------------

Net sales .................................            57.6%
Cost of sales .............................            54.2
Selling, general and
  administrative expenses .................            41.8
Other income - net ........................           (63.5)
Earnings before income tax
  provision ...............................            72.1
Income tax provision ......................            67.9
        Net earnings ......................            72.6

THREE MONTHS 1999 VS. THREE MONTHS 1998

  Net Sales

     Net sales increased 57.6% from $19,515,000 during the first three months of 1998 to $30,759,000 during the first three months of 1999. The Company attributes this increase primarily to sales growth of network magnetic products, sales of value added products and telecom magnetic products of the signal transformer product line recently acquired from Lucent.

  Cost of Sales

     Cost of sales as a percentage of net sales decreased 1.4% to 66.1% during the first three months of 1999 from 67.5% during the first three months of 1998. The decrease in the cost of sales percentage is primarily attributable to lower material content offset in part by higher overhead, principally attributed to increased depreciation expense and increased overheads associated with the telecom magnetic product line. The increased overhead expenses are related to moving the production of the telecom, magnetic product line to China which the Company plans to complete by September 30, 1999.

  Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 17.4% for the first three months of 1998 to 15.6% for the first three months of 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 41.8%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and sales related expenses and amortization of goodwill resulting from the acquisition of the signal transformer product line recently acquired from Lucent.

  Other Income and Expenses

     Other income, consisting principally of interest earned on cash equivalents and marketable securities, decreased by approximately $263,000 during the first three months of 1999 compared to the first three months of 1998. The decrease is primarily due to the use of cash and cash equivalents in the acquisition of the signal transformer business from Lucent.

  Provision for Income Taxes

     The provision for income taxes for the first three months of 1999 was $670,000 as compared to $399,000 for the first three months of 1998. The increase in the provision is due primarily to higher United States and foreign earnings before income taxes in 1999 versus 1998.

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

     The Company has lines of credit, all of which were unused at March 31, 1999, in the aggregate amount of $7 million, of which $5 million is from domestic banks and $2 million is from foreign banks. On February 24, 1999 the Company signed a letter of commitment to increase the domestic lines of credit to $11 million.

     During the first three months of 1999, the Company's cash and cash equivalents and marketable securities decreased by approximately $150,000, reflecting $1.1 million provided by operating activities and $229,000 from the exercise of stock options, offset, in part, by $1.3 million in purchases of plant and equipment and $260,000 in payment of dividends.

     Cash, accounts receivable and marketable securities comprised approximately 32.2% and 30.9% of the Company's total assets at March 31, 1999 and December 31, 1998, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.4 to 1 and 4.0 to 1 at March 31, 1999 and December 31, 1998, respectively.

  Other Matters

    Year 2000

  Background

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company relies heavily on computer technologies to operate its business. In 1997, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. The Company also did a complete analysis of its computer system. Based on the results of that analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a group to provide a solution. Based on the group's evaluation, it was determined to upgrade the entire computer system at the same time as solving the Year 2000 problem. Though the cost of the Year 2000 problem is not material, the estimate for the upgrading the computer system, including the solution for the Year 2000 problem, is approximately $350,000.

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

     The Company has completed the majority of the project. The Company is currently conducting a rigorous final level of review called integrated testing under Post-Year 2000 conditions.

     Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

COST

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications is approximately $350,000. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

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

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-K for the year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable - no significant changes since Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

              See Item 3 of the Company's Form 10-K for the year ended December 31, 1998.

      Item 4. Submission of Matters to a Vote of Security Holders

              None

      Item 6. Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    27.1        Financial Data Schedule

              (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 1999.

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

Dated:  May 13, 1999