Form 10-Q
period 1999-06-30
BEL FUSE INC /NJ
filed 1999-08-12
CIK 729580

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                FORM 10-Q PRIVATE

                                -----------------

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............

                         Commission file number: 0-11676

                                -----------------

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

                               Yes [X]      No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At August 1, 1999, there were 2,613,570 shares of Class A Common Stock, $.10 par value, outstanding and 2,623,570 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
Part I.--FINANCIAL INFORMATION
     Item 1. Financial Statements                                          1

             Consolidated Balance Sheets as of
             June 30, 1999 (unaudited) and
             December 31, 1998                                          2 - 3

             Consolidated Statements of Operations
             and Comprehensive Income for the
             Three and Six Months Ended
             June 30, 1999 and 1998 (unaudited)                         4 - 5

             Consolidated Statements of
             Cash Flows for the
             Six Months Ended June 30, 1999
             and 1998 (unaudited)                                       6 - 7

             Notes to Consolidated Financial
             Statements (unaudited)                                     8 - 10

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             11 - 16

     Item 3. Quantitative and Qualitative
             Disclosures About Market Risk                                16

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            17

     Item 4. Submission of Matters to a Vote
             of Security Holders                                          17

     Item 6. Exhibits and Reports on Form 8-K                             17

     Signatures                                                           18

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

     The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   June 30,        December 31,
                                                    1999                1998
                                                 ------------      ------------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                      $ 15,806,562      $ 14,923,685
  Accounts receivable, less allowance
    for doubtful accounts of $317,000              20,335,259        17,072,537
  Inventories                                      27,797,241        21,847,563
  Prepaid expenses and other current
    assets                                            696,202           353,869
  Deferred income taxes                                90,000           284,000
                                                 ------------      ------------
      Total Current Assets                         64,725,264        54,481,654

Property, plant and equipment - net                36,128,176        35,471,498

Goodwill-net of amortization of
  $1,279,906 and $523,423                          12,509,486        13,222,223

Other assets                                          415,639           449,253
                                                 ------------      ------------

      TOTAL ASSETS                               $113,778,565      $103,624,628
                                                 ============      ============


                                                                     (Continued)

                 See notes to consolidated financial statements.
                                       -2-

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,       December 31,
                                                      1999              1998
                                                  ------------    -------------
                                                   (unaudited)

Current Liabilities:
  Accounts payable                                $  5,601,562    $  4,985,840
  Accrued expenses                                   7,416,896       8,416,051
  Income taxes payable                               1,186,176          10,247
  Dividends payable                                    262,357         260,331
                                                  ------------    ------------

      Total Current Liabilities                     14,466,991      13,672,469

Deferred income taxes                                  814,000       1,146,000
                                                  ------------    ------------
      Total Liabilities                             15,280,991      14,818,469
                                                  ------------    ------------

Stockholders' Equity:
  Preferred stock, no par value--
    authorized 1,000,000 shares;
    none issued                                           --              --
  Class A common stock, par value
    $.10 per share--authorized
    10,000,000 shares; outstanding
    2,613,570 and 2,603,310 shares
    (net of 1,072,770 treasury shares)                 261,357         260,331
  Class B common stock, par value
    $.10 per share--authorized
    10,000,000 shares; outstanding
    2,623,570 and 2,603,310 shares
    (net of 1,072,770 treasury shares)                 262,357         260,331
  Additional paid-in capital                         8,926,426       8,561,421
  Retained earnings                                 89,042,920      79,728,787

  Cumulative other comprehensive
    income (loss)                                        4,514          (4,711)
                                                  ------------    ------------

      Total Stockholders' Equity                    98,497,574      88,806,159
                                                  ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                    $113,778,565    $103,624,628
                                                  ============    ============


                 See notes to consolidated financial statements.
                                       -3-

                                   BEL FUSE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                             (unaudited)

                                                  Six Months Ended              Three Months Ended
                                                      June 30,                       June 30,
                                             -------------------------      -------------------------
                                                 1999          1998             1999          1998
                                             -----------   -----------      -----------   -----------
Sales                                        $59,210,700   $39,046,355      $28,451,932   $19,531,655
                                             -----------   -----------      -----------   -----------
Costs and Expenses:
  Cost of sales                               38,253,853    26,024,635       17,939,247    12,846,907
  Selling, general and
    administrative expenses                    9,648,344     7,033,510        4,843,473     3,646,028
                                             -----------   -----------      -----------   -----------
                                              47,902,197    33,058,145       22,782,720    16,492,935
                                             -----------   -----------      -----------   -----------

Income from operations                        11,308,503     5,988,210        5,669,212     3,038,720
Other income--net                                331,109       893,983          179,367       477,985
                                             -----------   -----------      -----------   -----------

Earnings before income taxes                  11,639,612     6,882,193        5,848,579     3,516,705
Income tax provision                           1,801,000       877,000        1,131,000       478,000
                                             -----------   -----------      -----------   -----------

Net earnings                                 $ 9,838,612   $ 6,005,193      $ 4,717,579   $ 3,038,705
                                             ===========   ===========      ===========   ===========

Basic earnings per common share                    $1.88         $1.16            $ .90         $ .59
                                                   =====         =====            =====         =====

Diluted earnings per common share                  $1.83         $1.15            $ .88         $ .58
                                                   =====         =====            =====         =====

Weighted average number of
  common shares outstanding--basic             5,224,149     5,158,028        5,234,847     5,184,994
                                             ===========   ===========      ===========   ===========
Weighted average number of
  common shares outstanding and
  potential common shares--diluted             5,379,500     5,222,613        5,376,411     5,212,584
                                             ===========   ===========      ===========   ===========


                                                                     (Continued)

                 See notes to consolidated financial statements.
                                       -4-

                                    BEL FUSE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                             (unaudited)

                                                  Six Months Ended              Three Months Ended
                                                      June 30,                       June 30,
                                             -------------------------      -------------------------
                                                 1999          1998             1999          1998
                                             -----------   -----------      -----------   -----------

Net earnings                                 $ 9,838,612   $ 6,005,193      $ 4,717,579   $ 3,038,705

Other comprehensive income
  (expense), net of income
  taxes:
    Foreign currency
      translation adjustment                       9,225       (20,126)           2,278        (1,511)
                                             -----------   -----------      -----------   -----------
Comprehensive income                         $ 9,847,837   $ 5,985,067      $ 4,719,857   $ 3,037,194
                                             ===========   ===========      ===========   ===========


                 See notes to consolidated financial statements.
                                       -5-

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Cash flows from operating activities:
  Net income                                       $ 9,838,612      $ 6,005,193
Adjustments to reconcile net income
  to net cash provided by operating
    activities:
    Depreciation and amortization                    2,982,029        1,662,700
    Other                                              (78,000)         196,000
    Changes in operating assets and
      liabilities                                   (8,791,097)       1,569,259
                                                   -----------      -----------
      Net Cash Provided by Operating
        Activities                                   3,951,544        9,433,152
                                                   -----------      -----------

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                       (2,872,939)      (1,837,547)
  Payment for acquisition                              (43,806)            --
  Purchase of marketable securities                       --         (2,830,415)
  Proceeds from repayment by contractors                64,500           82,531
                                                   -----------      -----------
      Net Cash Used in Investing
        Activities                                  (2,852,245)      (4,585,431)
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options              308,057          832,137
  Dividends                                           (524,479)            --
                                                   -----------       ----------
      Net Cash (Used in) Provided by
        Financing Activities                          (216,422)         832,137
                                                   -----------       ----------

Net increase in Cash                                   882,877        5,679,858

Cash and Cash Equivalents -
  beginning of period                               14,923,685       29,231,967
                                                   -----------       ----------
Cash and Cash Equivalents -
  end of period                                    $15,806,562      $34,911,825
                                                   ===========       ==========


                                                                    (Continued)
                 See notes to consolidated finacial statements.
                                       -6-

                         BEL FUSE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                   (unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Changes in operating assets and
  liabilities consist of:
    Increase in accounts receivable                $(3,262,722)     $(1,016,160)
    (Increase) decrease in inventories              (5,949,678)       2,347,951
    Increase in prepaid expenses and
      other current assets                            (406,833)        (363,378)
    Decrease in other assets                            33,614           89,566
    Increase (decrease) in accounts payable            615,722         (285,771)
    Increase (decrease) in accrued expenses           (999,155)         872,639
    Increase (decrease) in
      income taxes payable                           1,175,929          (75,588)
    Increase in dividends payable                        2,026
                                                   -----------      -----------
                                                   $(8,791,097)     $ 1,569,259
                                                   ===========      ===========

Supplementary information:
Cash paid during the period for:

  Interest                                         $      --        $      --
                                                   ===========      ===========
  Income taxes                                     $   726,000      $   432,000
                                                   ===========      ===========


                 See notes to consolidated financial statements.
                                       -7-

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the June 30, 1998 financial statements have been reclassified to conform to 1999 classifications. The information for December 31, 1998 was derived from audited financial statements.

2. Earnings Per Share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.

3. Acquisition

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash plus acquisition costs of approximately $500,000. Under the terms of the agreement, the Company, among other things, will continue to supply certain of Lucent's telecom magnetics requirements up to forty-two months. The Company is moving the majority of the manufacturing for this business to the Republic of China. Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price until the earlier of September 30, 1999 or the date on which Signal Transformer Manufacturing operations and the purchased assets are relocated.

     The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from the date of acquisition. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over three and one-half to 15 years using the straight line method. Proforma unaudited results of operations for the six months ended June 30, 1998 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 1998. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Six Months Ended        Three Months Ended
                             June 30, 1998             June 30, 1998
                            ----------------        ------------------
                           (Dollars in thousands except per share data)

Sales                           $57,411                   $28,858
Net earnings (1)                 10,337                     5,080
Diluted earnings per
  common share                    $1.98                     $ .97

----------
(1) In arriving at net earnings, income taxes were estimated based upon assumptions as to the geographic area in which the operating income would have been earned by the Company.

4. Inventories consist of the following:

                                June 30, 1999       December 31, 1998
                                -------------       -----------------
Raw materials                    $15,736,928           $11,459,928
Work-in-process                      120,581               139,166
Finished goods                    11,939,732            10,248,469
                                 ----------            -----------
                                 $27,797,241           $21,847,563
                                 ==========            ===========

5. Property, plant and equipment consists of the following:

                                June 30, 1999       December 31, 1998
                                -------------       ----------------
Land                             $ 1,164,436           $ 1,164,436
Buildings and improvements        14,037,278            13,901,108
Machinery and equipment           49,404,615            46,658,618
Idle property held for sale          935,000               935,000
                                 -----------           -----------
                                  65,541,329            62,659,162
Less accumulated
  depreciation and
  amortization                    29,413,153            27,187,664
                                 -----------           -----------

Net property, plant and
  equipment                      $36,128,176           $35,471,498
                                 ===========           ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Business Segment Information

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Disclosures". The method for attributing revenues for interim purposes is based on total shipments from the country of origination less intergeographic revenues. The Company operates facilities in the United States, Europe and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data:

                                      Six Months Ended                   Three Months Ended
                                          June 30,                            June 30,
                                ----------------------------        ----------------------------
                                    1999            1998                1999            1998
                                ------------    ------------        ------------    ------------
Total Revenues:
  United States                 $ 38,346,172    $ 19,818,878        $ 18,538,709    $ 10,888,789
  Asia                            53,958,049      35,520,190          25,437,471      17,787,480
  Less intergeographic
    revenues                     (33,093,521)    (16,292,713)        (15,524,248)     (9,144,614)
                                ------------    ------------        ------------    ------------
                                $ 59,210,700    $ 39,046,355        $ 28,451,932    $ 19,531,655
                                ============    ============        ============    ============

Income from Operations:
  United States                 $  5,017,358    $  1,566,151        $  2,789,626    $  1,090,870
  Asia                             6,291,145       4,422,059           2,879,586       1,947,850
                                ------------    ------------        ------------    ------------
                                $ 11,308,503    $  5,988,210        $  5,669,212    $  3,038,720
                                ============    ============        ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                         Percentage of Net Sales
                              --------------------------------------------
                               Six Months Ended        Three Months Ended
                                   June 30,                  June 30,
                              ------------------       -------------------
                               1999        1998          1999        1998
                              ------      ------       -------      ------
Net sales                     100.0%      100.0%        100.0%      100.0%
Cost of sales                  64.6        66.7          63.0        65.8
Selling, general and
  administrative expenses      16.3        18.0          17.0        18.7
Other income, net of
  interest expense               .6         2.3            .6         2.5
Earnings before income
  tax provision                19.6        17.6          20.6        17.9
Income tax provision            3.0         2.2           4.0         2.4
Net earnings                   16.6        15.4          16.6        15.6

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                 Increase (Decrease) from Prior Period
                              -------------------------------------------
                               Six Months Ended        Three Months Ended
                                June 30, 1999             June 30, 1999
                              compared with 1998       compared with 1998
                              ------------------       ------------------

Net sales                            51.6%                     45.7%
Cost of sales                        47.0                      39.6
Selling, general and
  administrative
  expenses                           37.2                      32.8
Other income - net                  (63.0)                    (62.5)
Earnings before
  income tax provision               69.1                      66.3
Income tax provision                105.4                     136.6
Net earnings                         63.8                      55.2

     On October 2, 1998, the Company acquired Lucent Technologies' signal transformer product line and the related manufacturing assets, primarily consisting of inventory and fixed assets. See Note 3 of the Notes to Consolidated Financial Statements. This transaction was accounted for as a purchase and the results of operations of this acquisition have been included in results of operations since the date of acquisition. The 1998 periods described do not reflect this acquisition.

SIX MONTHS 1999 VS. SIX MONTHS 1998

     NET SALES
     Net sales increased 51.6% from $39,046,355 during the first six months of 1998 to $59,210,700 during the first six months of 1999. The Company attributes this increase primarily to sales growth of telecom magnetic products of the signal transformer product line recently acquired from Lucent, and increased fuse sales.

     COST OF SALES
     Cost of sales as a percentage of net sales decreased 2.1 % to 64.6 % during the first six months of 1999 from 66.7 % during the first six months of 1998. The decrease in the cost of sales percentage is primarily attributable to lower material content offset in part by higher overhead, principally attributed to increased depreciation expense and increased overheads associated with the telecom magnetic product line. The Company is moving the telecom magnetic product line to China and expects to complete the move during the third quarter of 1999. The Company's statement regarding the completion of this transition represents a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995 (a "Forward - Looking Statement"). Actual results could differ materially from the Company's estimate as a result of a variety of factors, including but not limited to unanticipated logistical problems related to the transfer, the effect of business and economic conditions, capacity and supply constraints and the regulatory and trade environment.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.0 % for the first six months of 1998 to
16.3 % for the first six months of 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 37.2 %. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and other sales related expenses and amortization of goodwill resulting from the acquisition of the signal transformer product line recently acquired from Lucent.

     OTHER INCOME AND EXPENSES
     Other income, consisting principally of interest earned on cash equivalents and marketable securities, decreased by approximately $563,000 during the first six months of 1999 compared to the first six months of 1998. The decrease is primarily due to the use of cash and cash equivalents in the acquisition of the signal transformer business from Lucent.

     PROVISION FOR INCOME TAXES
     The provision for income taxes for the first six months of 1999 was $1,801,000 as compared to $877,000 for the first six months of 1998. The increase in the provision is due primarily to higher United States and foreign earnings in 1999 versus 1998.

THREE MONTHS 1999 VS. THREE MONTHS 1998

     SALES
     Sales increased 45.7% to $28,451,932 during the second quarter of 1999 from $19,531,655 during the second quarter of 1998. The Company attributes the increase primarily to the reasons set forth in the six month analysis.

     COST OF SALES
     Cost of sales as a percentage of net sales decreased 2.8% to 63.0% during the second quarter of 1999 from 65.8% during the second quarter of 1998. The Company attributes the decrease primarily to the reasons set forth in the six month analysis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     The percentage relationship of selling, general and administrative expenses to net sales decreased 1.7% to 17.0% during the second quarter of 1999 from 18.7% during the second quarter of 1998. Selling, general and administrative expenses increased in dollar amount by $1,197,000. The Company attributes the decrease in such percentage relationship and the increase in dollar amount to the reasons set forth in the six month analysis.

     OTHER INCOME AND EXPENSE
     Other income increased for the second quarter of 1999 compared to the second quarter of 1998 due to the reasons set forth in the six month analysis.

     PROVISION FOR INCOME TAXES
     The provision for income taxes increased to $1,131,000 for the second quarter of 1999 from $478,000 for the second quarter of 1998. The Company attributed the increase in the provision to the reasons set forth in the six month analysis.

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

     The Company has lines of credit, all of which were unused at June 30, 1999, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

      During the first six months of 1999, the Company's cash and cash equivalents increased by approximately $.9 million, reflecting approximately $4 million provided by operating activities and approximately $.3 million from the exercise of stock options, offset, in part, by approximately $2.9 million in purchases of plant and equipment and approximately $.5 million in dividends.

      Cash and cash equivalents and accounts receivable comprised approximately
31.8 % and 30.9 % of the Company's total assets at June 30, 1999 and December 31, 1998, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.5 to 1 and 4.0 to 1 at June 30, 1999 and December 31, 1998, respectively.

     OTHER MATTERS

         Year 2000

           BACKGROUND
     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company relies heavily on computer technologies to operate its business. In 1997, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. The Company also did a complete analysis of its computer system. Based on the results of that analysis, the management began to focus on the Year 2000 issue as a top corporate priority and established a group to develop a solution. Based on the group's evaluation, management decided to upgrade the entire computer system at the same time as addressing the Year 2000 issue. Though the cost of the Year 2000 issue is not material, the estimate for upgrading the computer system, including the solution for the Year 2000 issue, is approximately $350,000.

     The following discussion of the implications of the Year 2000 issue for the Company contains numerous Forward-Looking Statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

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

     Inasmuch as the Company has international operations, Y2K issues arising in foreign locations could have a material adverse effect on the Company. The Company cannot provide an opinion that Y2K problems outside the U.S. will not impact the Company.

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

     The Company has completed the majority of the project. The Company is currently conducting a rigorous final level testing under Post-Year 2000 conditions.

     Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm Year 2000 readiness.

COST
     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications (including the cost of replacement systems) is approximately $350,000. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties. Through June 30, 1999 approximately $325,000 has been expended.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant changes to the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. Other Information

     Item 1. LEGAL PROCEEDINGS

                  See Item 3 of the Company's Form 10-K for the year ended
             December 31, 1998.


     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's annual meeting of security holders was held on
             June 11, 1999. At the meeting the following vote was taken:

                  (1) The Board's nominees were elected to the Board of
             Directors for the term of three years. The votes were cast as follows:

                                             For             Withheld
                                          ---------          --------
                  Elliot Bernstein        2,325,054           58,325
                  Robert Simandl          2,324,204           59,175

                  There were -0- abstentions and -0- broker non-votes.


     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:
                  27.1  Financial Data Schedule

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 1999.

     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BEL FUSE INC.


                                        By:/s/Daniel Bernstein
                                           ------------------------------
                                           Daniel Bernstein, President
                                           (Principal Financial and
                                           Accounting Officer)


Dated:  August 13, 1999