Form 10-Q
period 1999-09-30
BEL FUSE INC /NJ
filed 1999-11-10
CIK 729580

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

                For the quarterly period ended September 30, 1999

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

     At November 1, 1999, there were 2,627,694 shares of Class A Common Stock, $.10 par value, outstanding and 2,632,994 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
Part I.--FINANCIAL INFORMATION
     Item 1. Financial Statements                                          1

             Consolidated Balance Sheets as of
             September 30, 1999 (unaudited) and
             December 31, 1998                                          2 - 3

             Consolidated Statements of Operations
             and Comprehensive Income for the
             Three and Nine Months Ended
             September 30, 1999 and 1998 (unaudited)                    4 - 5

             Consolidated Statements of
             Cash Flows for the Nine
             Months Ended September 30, 1999
             and 1998 (unaudited)                                       6 - 7

             Notes to Consolidated Financial
             Statements (unaudited)                                     8 - 10

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             11 - 16

     Item 3. Quantitative and Qualitative
             Disclosures About Market Risk                                16

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            17

     Item 6. Exhibits and Reports on Form 8-K                             17

     Signatures                                                           18

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

     The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   September 30,    December 31,
                                                       1999             1998
                                                  ------------      ------------
                                                   (Unaudited)

Current Assets:
   Cash and cash equivalents                      $ 21,219,756      $ 14,923,685
   Marketable securities                             1,901,596              --
   Accounts receivable, less allowance
     for doubtful accounts of $317,000              20,139,746        17,072,537
   Inventories                                      24,799,782        21,847,563
   Prepaid expenses and other current
     assets                                            593,191           353,869
   Deferred income taxes                               300,000           284,000
                                                  ------------      ------------
   Total Current Assets                             68,954,071        54,481,654

Property, plant and equipment - net                 36,806,591        35,471,498

Goodwill-net of amortization of
  $1,656,263 and $523,423                           12,133,189        13,222,223

Other assets                                           389,832           449,253
                                                  ------------      ------------

   TOTAL ASSETS                                   $118,283,683      $103,624,628
                                                  ============      ============

                                                                     (Continued)

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,      December 31,
                                                    1999               1998
                                                -------------     -------------
                                                 (unaudited)
Current Liabilities:
   Accounts payable                             $   3,203,791     $   4,985,840
   Accrued expenses                                 8,017,432         8,416,051
   Income taxes payable                             1,641,514            10,247
   Dividends payable                                  262,469           260,331
                                                -------------     -------------

   Total Current Liabilities                       13,125,206        13,672,469

Deferred income taxes                               1,115,000         1,146,000
                                                -------------     -------------
   Total Liabilities                               14,240,206        14,818,469
                                                -------------     -------------

Stockholders' Equity:
  Preferred stock, no par value -
    authorized 1,000,000 shares;
    none issued                                          --                --
  Class A common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,627,194 and 2,603,310 shares
    (net of 1,072,770 treasury shares)                262,720           260,331
  Class B common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,627,194 and 2,603,310 shares
    (net of 1,072,770 treasury shares)                262,719           260,331
  Additional paid-in capital                        9,084,108         8,561,421
  Retained earnings                                94,095,850        79,728,787

  Cumulative other comprehensive
    income (loss)                                     338,080            (4,711)
                                                -------------     -------------

    Total Stockholders' Equity                    104,043,477        88,806,159
                                                -------------     -------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $ 118,283,683     $ 103,624,628
                                                =============     =============


                 See notes to consolidated financial statements.

                                  BEL FUSE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                            (unaudited)
                                           Nine Months Ended              Three Months Ended
                                              September 30,                   September 30,
                                      ---------------------------     ---------------------------
                                         1999            1998             1999            1998
                                      -----------     -----------     -----------     -----------
Sales                                 $89,747,178     $60,195,036     $30,536,478     $21,148,681
                                      -----------     -----------     -----------     -----------
Costs and Expenses:
   Cost of sales                       57,858,865      39,616,162      19,605,012      13,591,527
   Selling, general and
   administrative expenses             14,817,201      10,886,493       5,168,857       3,852,983
                                      -----------     -----------     -----------     -----------
                                       72,676,066      50,502,655      24,773,869      17,444,510
                                      -----------     -----------     -----------     -----------

Income from operations                 17,071,112       9,692,381       5,762,609       3,704,171

Other income - net                        537,898       1,441,573         206,789         547,590
                                      -----------     -----------     -----------     -----------

Earnings before income taxes           17,609,010      11,133,954       5,969,398       4,251,761

Income tax provision                    2,455,000       1,477,000         654,000         600,000
                                      -----------     -----------     -----------     -----------

Net earnings                          $15,154,010     $ 9,656,954     $ 5,315,398     $ 3,651,761
                                      ===========     ===========     ===========     ===========

Basic earnings per common share             $2.90           $1.87           $1.01            $.70
                                            =====           =====           =====            ====

Diluted earnings per common share           $2.82           $1.85           $ .99            $.70
                                            =====           =====           =====            ====

Weighted average number of
  common shares outstanding-basic       5,229,700       5,172,873       5,240,829       5,202,078
                                      ===========     ===========     ===========     ===========
Weighted average number of
  common shares outstanding and
potential common shares - diluted       5,377,399       5,222,696       5,373,013       5,222,378
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

                                 BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                           (unaudited)

                                       Nine Months Ended               Three Months Ended
                                          September 30,                   September 30,
                                  ---------------------------      ---------------------------
                                      1999            1998             1999           1998
                                  -----------     -----------      -----------     -----------
Net earnings                      $15,154,010     $ 9,656,954      $ 5,315,398     $ 3,651,761
Other comprehensive income
  (expense), net of income
  taxes:
Foreign currency
  translation adjustment               14,585         (20,254)           5,360            (128)
Unrealized gain on marketable
  securities                          328,206            --            328,206            --
                                  -----------     -----------      -----------     -----------
Comprehensive income              $15,496,801     $ 9,636,700      $ 5,648,964     $ 3,651,633
                                  ===========     ===========      ===========     ===========

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Nine Months Ended
                                                       September 30
                                              ------------------------------
                                                   1999            1998
                                              ------------      ------------
Cash flows from operating activities:
  Net income                                  $ 15,154,010      $  9,656,954
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                  4,495,684         2,547,636
  Other                                           (187,000)          351,530
  Changes in operating assets and
    liabilities                                 (6,845,336)        3,216,730
                                              ------------      ------------
  Net Cash Provided by Operating
    Activities                                  12,617,358        15,772,850
                                              ------------      ------------

Cash flows from investing activities:
Purchase of property, plant and
  equipment                                     (4,683,352)       (3,026,344)
Payment for acquisition                            (43,806)             --
Purchase of marketable securities               (1,353,396)       (2,830,415)
Proceeds from sale of marketable
  securities                                          --           1,000,000
Proceeds from repayment by contractors              96,750           124,728
                                              ------------      ------------
  Net Cash Used in Investing
    Activities                                  (5,983,804)       (4,732,031)
                                              ------------      ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options          449,464           835,387
  Dividends                                       (786,947)             --
                                              ------------      ------------
   Net Cash (Used in) Provided by
     Financing Activities                         (337,483)          835,387
                                              ------------      ------------

Net increase in Cash                             6,296,071        11,876,206

Cash and Cash Equivalents -
  beginning of period                           14,923,685        29,231,967
                                              ------------      ------------

Cash and Cash Equivalents -
  end of period                               $ 21,219,756      $ 41,108,173
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                 ------------------------------
                                                    1999                1998
                                                 -----------        -----------
Changes in operating assets and
  liabilities consist of:
   Increase in accounts receivable               $(3,067,209)       $(1,879,062)
   (Increase) decrease in inventories             (2,952,219)         2,592,177
   Increase in prepaid expenses and
      other current assets                          (336,072)          (344,172)
   Decrease in other assets                           59,421            137,124
   Increase (decrease) in accounts payable        (1,782,049)           443,267
   Increase (decrease) in accrued expenses          (400,613)         1,989,948
   Increase in income taxes payable                1,631,267            277,448
   Increase in dividends payable                       2,138               --
                                                 -----------        -----------
                                                 $(6,845,336)       $ 3,216,730
                                                 ===========        ===========

Supplementary information:
Cash paid during the period for:

   Interest .................................    $      --          $      --
                                                 ===========        ===========
   Income taxes .............................    $ 1,018,000        $   555,000
                                                 ===========        ===========
Non-cash investing activities:
   Unrealized gain on
   marketable securities ....................    $   328,206        $      --
                                                 ===========        ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. Certain items in the September 30, 1998 financial statements have been reclassified to conform to 1999 classifications. The information for December 31, 1998 was derived from audited financial statements.

2. Earnings Per Share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.

3. Acquisition

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash plus acquisition costs of approximately $500,000. Under the terms of the agreement, the Company, among other things, continued to supply certain of Lucent's telecom magnetics requirements. As of September 30, 1999, the Company had moved the majority of the manufacturing for this business to the Republic of China.

     The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from the date of acquisition. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over three and one-half to 15 years using the straight line method. Proforma unaudited results of operations for the nine months ended September 30, 1998 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 1998. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Acquisition (Continued)


                                  Nine Months Ended           Three Months Ended
                                 September 30, 1998           September 30, 1998
                                 ------------------           ------------------
                                  (Dollars in thousands except per share data)

Sales                                $ 89,854                     $ 32,443
Net earnings (1)                       16,951                        6,614
Diluted earnings per
common share                            $3.25                        $1.27


(1) In arriving at net earnings, income taxes were estimated based upon assumptions as to the geographic area in which the operating income would have been earned by the Company.


4. Subsequent Event

     On November 5, 1999 the Board of Directors declared a two for one stock split to be paid in the form of a special dividend of one share of Class B common stock for each share of Class A and Class B outstanding. The special stock dividend is payable on December 1, 1999 to all Class A and Class B shareholders of record on November 22, 1999. The Board also approved an amendment to the Company's certificate of incorporation (to be filed on or after December 1, 1999) increasing the number of authorized shares of Class B common stock from 10,000,000 shares to 30,000,000 shares. The pro forma effect on basic and diluted shares and earnings per share giving effect to the dividend for all periods presented is as follows:



                                    Nine Months Ended       Three Months Ended
                                 ----------------------   ----------------------
                                       September 30,          September 30,
                                      1999       1998       1999       1998
                                 ----------  ----------   ----------  ----------
Basic income per share                $1.49        $.93         $.51        $.35
                                      =====        ====         ====        ====

Basic weighted average shares    10,459,451  10,345,791   10,481,658  10,405,111
                                 ==========  ==========   ==========  ==========

Diluted income per share              $1.43        $.93         $.50        $.35
                                      =====        ====         ====        ====

Diluted weighted average shares  10,607,240  10,395,614   10,613,482  10,425,411
                                 ==========  ==========   ==========  ==========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Business Segment Information

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". The method for attributing revenues for interim purposes is based on total shipments from the country of origination less intergeographic revenues. The Company operates facilities in the United States, Europe and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data:

                                   Nine Months Ended                   Three Months Ended
                                     September 30,                        September 30,
                            ------------------------------      ------------------------------
                                1999              1998              1999               1998
                            ------------      ------------      ------------      ------------
Total Revenues:
United States               $ 56,020,435      $ 30,790,750      $ 17,674,263      $ 10,971,872
Asia                          86,094,564        55,160,430        32,136,515        19,640,240
Less intergeographic
revenues                     (52,367,821)      (25,756,144)      (19,274,300)       (9,463,431)
                            ------------      ------------      ------------      ------------
                            $ 89,747,178      $ 60,195,036      $ 30,536,478      $ 21,148,681
                            ============      ============      ============      ============

Income from Operations:
United States               $  1,732,530      $  1,533,421      $  1,051,172      $    618,270
Asia                          15,338,582         8,158,960         4,711,437         3,085,901
                            ------------      ------------      ------------      ------------
                            $ 17,071,112      $  9,692,381      $  5,762,609      $  3,704,171
                            ============      ============      ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; unanticipated logistical problems related to the transfer of the signal transformer line to the Republic of China; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1955 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

     Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                        Percentage of Net Sales
                                ----------------------------------------
                                Nine Months Ended     Three Months Ended
                                  September 30,          September 30,
                                -----------------     ------------------
                                 1999       1998       1999       1998
                                ------     ------     ------    --------
Net sales                       100.0%     100.0%     100.0%     100.0%
Cost of sales                    64.5       65.8       64.2       64.3
Selling, general and
  administrative expenses        16.5       18.1       16.9       18.2
Other income-net                   .6        2.4         .7        2.6
Earnings before income
  tax provision                  19.6       18.5       19.5       20.1
Income tax provision              2.7        2.5        2.1        2.8
Net earnings                     16.9       16.0       17.4       17.3

   The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                   Increase (Decrease) from Prior Period
                              -------------------------------------------------
                               Nine Months Ended             Three Months Ended
                              September 30, 1999             September 30, 1999
                              compared with 1998             compared with 1998
                              ------------------             ------------------
Net sales                            49.1%                          44.4%
Cost of sales                        46.0                           44.2
Selling, general and
  administrative
  expenses                           36.1                           34.2
Other income - net                  (62.7)                         (62.2)
Earnings before
  income tax provi-
  sion                               58.2                           40.4
Income tax provision                 66.2                            9.0
Net earnings                         56.9                           45.6

     On October 2, 1998, the Company acquired Lucent Technologies' signal transformer product line and the related manufacturing assets, primarily consisting of inventory and fixed assets. See Note 3 of the Notes to Consolidated Financial Statements. This transaction was accounted for as a purchase and the results of operations of the acquisition have been included in the results of operations since the date of acquisition. The 1998 periods described do not reflect this acquisition.

Nine Months ended September 30,1999 vs.
  Nine Months ended September 30, 1998

     Net Sales

     Net sales increased 49.1% from $60,195,036 during the first nine months of 1998 to $89,747,178 during the first nine months of 1999. The Company attributes this increase primarily to sales growth of telecom magnetic products of the signal transformer product line recently acquired from Lucent, increased fuse sales and initial sales of the new BELMAG(TM) high speed RJ-45 modular connector for computer network and hub applications.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 1.3 % to 64.5 % during the first nine months of 1999 from 65.8 % during the first nine months of 1998. The decrease in the cost of sales percentage is primarily attributable to lower material content and lower labor costs as a percentage of sales offset in part by higher overhead, principally attributed to increased depreciation expense and increased overheads associated with the telecom magnetic product line. The Company moved the telecom magnetic product line to China during the third quarter of 1999.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.1% for the first nine months of 1998 to 16.5% for the first nine months of 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 36.1%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and other sales related expenses and amortization of goodwill resulting from the acquisition of the signal transformer product line recently acquired from Lucent.

     Other Income and Expenses

     Other income, consisting principally of interest earned on cash equivalents and marketable securities, decreased by approximately $904,000 during the first nine months of 1999 compared to the first nine months of 1998. The decrease is primarily due to the use of cash and cash equivalents in the acquisition of the signal transformer business from Lucent.

     Provision for Income Taxes

     The provision for income taxes for the first nine months of 1999 was $2,455,000 as compared to $1,477,000 for the first nine months of 1998. The increase in the provision is due primarily to higher United States and foreign earnings in 1999 versus 1998.

Three Months ended September 30,1999 vs.
  Three Months ended September 30,1998

     Net Sales

     Net sales increased 44.4 % to $30,536,478 during the third quarter of 1999 from $21,148,681 during the third quarter of 1998. The Company attributes the increase primarily to the reasons set forth in the nine month analysis.

     Cost of Sales

     Cost of sales as a percentage of net sales remained relatively constant during the third quarter of 1999 compared to the third quarter of 1998. The Company incurred lower labor costs as a percentage of sales offset in part by higher material content associated with the current sales mix. Factory overheads increased in dollar amount during the third quarter of 1999 compared to the third quarter of 1998 but remained constant as a percentage of sales.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased 1.3% to 16.9% during the third quarter of 1999 from 18.2% during the third quarter of 1998. Selling, general and administrative expenses increased in dollar amount by approximately $1,316,000. The Company attributes the decrease in such percentage relationship and the increase in dollar amount to the reasons set forth in the nine month analysis.

     Other Income and Expense

     Other income decreased for the third quarter of 1999 compared to the third quarter of 1998 due to the reasons set forth in the nine month analysis.

     Provision for Income Taxes

     The provision for income taxes increased to $654,000 for the third quarter of 1999 from $600,000 for the third quarter of 1998. The Company attributes the increase in the provision to the reasons set forth in the nine month analysis.

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

     The Company has lines of credit, all of which were unused at September 30, 1999, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

     During the first nine months of 1999, the Company's cash and cash equivalents increased by approximately $6.3 million, reflecting approximately $12.6 million provided by operating activities and approximately $.4 million from the exercise of stock options, offset, in part, by approximately $4.7 million in purchases of plant and equipment, $1.4 million in purchases of marketable securities and approximately $.8 million in dividends.

     Cash and cash equivalents and accounts receivable comprised approximately 36.6% and 30.9% of the Company's total assets at September 30, 1999 and December 31, 1998, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.3 to 1 and 4.0 to 1 at September 30, 1999 and December 31, 1998, respectively.

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

     In as much as the Company has international operations, Y2K issues arising in foreign locations could have a material adverse effect on the Company. The Company cannot provide an opinion that Y2K issues outside the United States will not impact the Company.

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

Cost

   The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications (including the cost of replacement systems) is approximately $350,000. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties. Through September 30, 1999 approximately $325,000 has been expended.

Contingency Plans

In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company has developed business interruption contingency plans, including installation of a dedicated back-up computer system in the new Dallas, Texas office that can run all corporate functions. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems during the remediation and testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

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

PART II. Other Information

     Item 1. Legal Proceedings

                    See Item 3 of the Company's Form 10-K for the year ended
               December 31, 1998.


     Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27.1 Financial Data Schedule

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1999.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BEL FUSE INC.





                                               By: /s/ DANIEL BERNSTEIN
                                               ---------------------------
                                               Daniel Bernstein, President
                                               (Principal Financial and
                                               Accounting Officer)



Dated: November 12, 1999