Form 10-K
period 1999-12-31
BEL FUSE INC /NJ
filed 2000-03-29
CIK 729580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-K

         [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from __________ to__________

                         Commission File Number 0-11676

                   ------------------------------------------

                                  BEL FUSE INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                               22-1463699
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

                        Yes  __X__          No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of voting stock held by non-affiliates as of March 10, 2000 was approximately $186,428,188 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

      Number of shares of Common Stock outstanding as of March 10, 2000:
2,635,322 Class A Common Stock; 7,934,054 Class B Common Stock

Documents incorporated by reference:

      Bel Fuse Inc.'s Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                      BEL FUSE INC.

                                          INDEX
Part I
Page

      Item 1.     Business...................................             1

      Item 2.     Properties.................................             5

      Item 3.     Legal Proceedings..........................             5

      Item 4.     Submission of Matters to Vote of Security
                  Holders....................................             5

      Item 4A.    Executive Officers of the Registrant.......             6

Part II

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters............             8

      Item 6.     Selected Financial Data....................             9

      Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.................................            10

      Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk..........................            15


      Item 8.     Financial Statements and Supplementary
                  Data.......................................            15*

      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.....            16

Part III

      Item 10.    Directors of the Registrant; Compliance with
                  Section 16(a) of the Exchange Act...........           16

      Item 11.    Executive Compensation......................           16

      Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management............           16

      Item 13.    Certain Relationships and Related
                  Transactions................................           16

Part IV

      Item 14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.....................           17

Signatures....................................................           20

*Page F-1 follows page 15.

            The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry,
      (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters," (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, and (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which could cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

                                     PART I

      Item 1. Business

            General

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

      On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") Power Systems Signal Transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, continued to supply certain of Lucent's telecom magnetic requirements. The Company has moved substantially all of the manufacturing of this business to the People's Republic of China. The Company has established research and development support and legacy product manufacturing in Dallas, Texas. In addition, the Dallas facility will maintain a marketing office to sell and service the Lucent customers.

      Additionally, Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price. During September 1999 the transition was completed and all Signal Transformer manufacturing operations along with the purchased assets were relocated to the Company's manufacturing facilities.

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

Marketing

      The Company sells its products to more than 500 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's sales personnel throughout the world. As of December 31, 1999, the Company had a sales staff of 32 persons that supported 51 sales representative organizations and 3 non-exclusive distributors.

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

      The Company had sales to three customers in excess of ten percent of 1999 consolidated sales. The amounts and percentage of consolidated sales were approximately $24,066,000 (20.1%), $21,118,000 (17.7%) and $12,733,000 (10.7%),
respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Research and Development

      The Company's research and development efforts in 1999 were spread among all of the Company's current product groups. The Company's research and development facilities are located in New Jersey, California, Indiana, Texas, and Hong Kong. In addition, the Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. Research and development costs amounted to $5,932,000 in 1999.

Suppliers

      The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

      With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any of its suppliers could have a material adverse effect on its long-term operations.

Backlog

      The Company manufactures products against firm orders and projected usage by customers. The products are shipped to the customers from manufacturing locations, Company warehouses and customer designated consignment warehouses. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 25, 2000 was approximately $31.5 million, as compared with a backlog of $33.4 million as of February 26, 1999. Management expects that all of the Company's backlog as of February 25, 2000 will be shipped by December 31, 2000. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated shorter lead times on purchase orders and annual contracts and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog is no longer as reliable an indicator of the timing of future sales as it has been in the past.

Trademarks and Patents

      The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from April 29, 2000 to January 27, 2020.

      The Company utilizes seven U.S. registered trademarks - BELFUSE, BEL, BELMAG, BELSTACK, BELSTICK SLO-BEL and SURFUSE - to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

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

Employees

      As of December 31, 1999, the Company had 1,025 full-time employees. The Company employed 122 people in its U.S. facilities and 903 throughout the rest of the world excluding workers supplied by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Risks and Uncertainties

      The Company's business is subject to several risks and uncertainties, including: (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters," (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, and (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. Such factors, as well as shortfalls in the Company's results of operations as compared with analysts' expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's common stock.

Item 2.       Properties

      The Company currently occupies approximately 392,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. The Company has additional production processing arrangements with contractors in the People's Republic of China, occupying approximately 61,000 square feet of manufacturing space. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China and its special administrative regions ("SAR") of Hong Kong and Macau in the Far East, in California, Texas and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 47% of the 392,000 square feet the Company occupies is owned, while the remainder is leased. See Note 11 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

Item 3.       Legal Proceedings

      The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.


Item 4.       Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

Item 4A.    Executive Officers of the Registrant

      The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.


                                                   Positions and Offices
                                 Officer            With the Company/
Name and Age                      Since             Business Experience
------------                      -----             -------------------
Elliot Bernstein, 76              1954             Chairman of the Board,
                                                   Chief Executive Officer
                                                   and Director

Daniel Bernstein, 46              1985             President, Managing
                                                   Director of the Company's
                                                   Macau Subsidiary and
                                                   Director

Robert H. Simandl, 71             1967             Secretary and Director

Arnold Sutta, 73                  1985             Vice President of Sales

Peter Christoffer, 58             1986             Vice President of Research
                                                   and Development

Colin Dunn, 55                    1992             Vice President and
                                                   Treasurer

Joseph Meccariello, 49            1995             Vice President of
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

                                       PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

            (a)   Market Information

      On July 9, 1998 the shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share ("Class A" and "Class B," respectively), which are traded in the over-the-counter market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock in the over-the-counter market for each quarter during the past two years, after giving retroactive effect to a two for one stock dividend on December 1, 1999. On that date, the Company issued one share of Class B common stock for each share of Class A common stock and Class B common stock outstanding on the applicable record date.

                                             High            Low
                                             ----            ---

Year Ended December 31, 1998:
First Quarter ........................     $12.59          $ 9.25
Second Quarter........................      17.00           10.50

                                       Class A  Class B   Class A  Class B
                                       -------  -------   -------  -------
                                             High               Low
                                             ----               ---
Third Quarter ........................  $10.88   $10.00   $ 7.38    $ 6.81
Fourth Quarter .......................   20.00    17.19     6.00      5.50

Year Ended December 31, 1999:
First Quarter.........................   24.75    20.00    15.31     12.50
Second Quarter........................   21.19    18.63    13.38     12.88
Third Quarter.........................   19.31    17.19    14.00     12.63
Fourth Quarter........................   37.38    35.00    16.68     14.56

      The Common Stock is reported under the symbol BELFA and BELFB in the Nasdaq National Market.

           (b)     Holders

      As of March 10, 2000 there were 113 registered shareholders of the Company's Class A Common Stock and 135 registered shareholders of Class B Common Stock. The Company estimates that there were 4,088 beneficial shareholders of Class A Common Stock and 4,884 beneficial shareholders of Class B Common Stock.

           (c)     Dividends

      The Company did not pay any cash dividends during 1998. There are no contractual restrictions on the Company's ability to pay dividends. On February 1, 1999, May 1, 1999, August 1, 1999 and November 1, 1999, the Company paid a $.10 per share dividend to all shareholders of record of Class B common stock in the total amount of $254,239, $261,988, $262,356 and $262,469, respectively. On
February 1, 2000 the Company paid a $.05 per share dividend to all shareholders of record at January 14, 2000 of Class B common stock in the total amount of $393,908.

Item 6.     Selected Financial Data

                                             Years Ended December 31,
                                  ---------------------------------------------
                                  1999      1998      1997       1996      1995
                                  ----      ----      ----       ----      ----
                                (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales                       $119,464   $90,754   $73,531   $65,458   $70,706
Cost of sales                     76,113    58,654    50,724    46,539    50,590
Selling, general and
 administrative
 expenses                         19,502    16,648    13,830    11,494    12,554
Other income - net
 (a)                                 878     1,579     1,428     2,306     1,758
Earnings before
 income taxes                     24,727    17,031    10,405     9,731     9,320
Income tax provision               3,435     1,813     1,555     1,925     1,222
Net earnings                      21,292    15,218     8,850     7,806     8,098
Earnings per common share -
 basic (b)                          2.03      1.47       .87       .77       .81
Earnings per common share -
 diluted (b)                        1.98      1.45       .86       .76       .80


                                             Years Ended December 31,
                                  ---------------------------------------------
                                  1999      1998      1997       1996      1995
                                  ----      ----      ----       ----      ----
                                (In thousands of dollars, except per share data)

Selected Balance Sheet Data:

Working capital                 $ 63,074   $40,809   $44,055   $36,873   $28,644
Total assets                     125,249   103,625    83,152    71,614    64,475
Stockholders' equity             110,254    88,806    72,829    63,399    55,889
Book value per
 share (b)                         10.46      8.56      7.11      6.25      5.53
Return on average
 total assets, %                   18.25      12.5      11.6      11.5      13.9
Return on average
 stockholders'
 equity, %                         20.93      19.0      13.1      13.1      16.0

(a) Includes gains of $1,267 and $1,359 from the sale of marketable securities during 1996 and 1995, respectively.

(b) After giving retroactive effect to a two for one stock split on December 1, 1999.

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

                                              Percentage of Net Sales
                                              -----------------------
                                              Years Ended December 31,
                                              ------------------------
                                             1999       1998        1997
                                             ----       ----        ----

Net sales ............................       100.0%     100.0%     100.0%
Cost of sales ........................        63.7       64.6       69.0
Selling, general and administrative
 expenses ............................        16.3       18.3       18.8
Other income, net of interest
 expense .............................          .7        1.7        1.9
Earnings before income taxes .........        20.7       18.8       14.2
Income tax provision .................         2.9        2.0        2.1
Net earnings .........................        17.8       16.8       12.1

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

                                                       Increase from
                                                        Prior Period
                                                ----------------------------
                                                1999 Compared  1998 Compared
                                                  with 1998      with 1997
                                                -------------  -------------

Net sales ......................................      31.6%        23.4 %

Cost of sales ..................................      29.8           15.6
Selling, general and administrative
 expenses ......................................      17.1           20.4
Net earnings ...................................      39.9           71.9

     Sales

      Net sales increased 31.6% from approximately $90.8 million in 1998 to approximately $119.5 million in 1999. The Company attributes this increase primarily to the inclusion of sales of telecom magnetic products of the signal transformer product line recently acquired from Lucent, increased fuse sales and initial sales of the new belMag(TM) high speed RJ-45 modular connector for computer network and hub applications, offset, in part, by reduced LAN magnetic component and delay line sales.

      Net sales increased 23.4% from 1997 to 1998 from approximately $73.5 million to $90.8 million. The Company attributes this increase primarily to sales growth of network magnetic products and telecom magnetic products recently acquired from Lucent, offset, in part, by reduced sales of value added modules.

     Cost of Sales

      Cost of sales as a percentage of net sales decreased from 64.6% in 1998 to 63.7% in 1999. The decrease in the cost of sales percentage is primarily attributable to lower labor and factory overhead costs as a percentage of sales offset in part by higher material content, principally attributed to differences in sales mix.

   Cost of sales as a percentage of net sales decreased from 69.0% in 1997 to 64.6% in 1998. The decrease in the cost of sales percentage is primarily attributable to lower material content and lower overhead and labor costs principally due to higher sales volume.

     Selling, General and Administrative Expenses

      The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.3% in 1998 to 16.3% in 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 17.1%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and other sales related expenses and amortization of goodwill resulting from the acquisition of the signal transformer product line acquired from Lucent in the fourth quarter of 1998.

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

     Other Income - Net

      Other income, consisting principally of interest earned on cash equivalents, decreased by approximately $700,000 from the year 1998 to 1999. The decrease is primarily due to the use of cash and cash equivalents in the acquisition of the signal transformer business from Lucent.

      Other income, consisting principally of interest and dividends earned on cash equivalents and marketable securities, increased by approximately $150,000 from the year 1997 to 1998. The increase is primarily due to higher earnings on invested funds due to greater average balances in 1998 compared to 1997, offset, in part, by the use of cash and cash equivalents in the acquisition of the signal transformer business from Lucent.

      Provision for Income Taxes

      The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. No earnings were repatriated during 1999, 1998, or 1997. The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

      The provision for income taxes for 1999 was $3,435,000 as compared to $1,813,000 in 1998. The increase in the provision is due primarily to higher foreign earnings and an increase in foreign effective tax rates in 1999 versus 1998.

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

      Liquidity and Capital Resources

      Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to funds its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, potential acquisitions requiring substantial capital and future expansion of the Company's operations.

        The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at December 31, 1999. The lines of credit are renewable annually. Borrowings under a $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

        The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in October 2000. Borrowing on the line of credit is guaranteed by the U.S. parent.

         On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, continued to supply certain of Lucent's telecom magnetic requirements. The Company has moved substantially all of the manufacturing of this business to the People's Republic of China. The Company has established research and development, support and legacy product manufacturing in Dallas, Texas. In addition the Dallas facility will maintain a marketing office to sell and service the Lucent customers

     Additionally, Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price. During September 1999 the transition was completed and all signal transformer manufacturing operations along with the purchased assets were relocated to the Company's manufacturing facilities.

      During 1999, the Company's cash and cash equivalents increased by approximately $16.5 million, reflecting approximately $23.3 million provided by operating activities and the exercise of stock options, offset, in part, by approximately $5.3 million in purchases of plant and equipment, $1.4 million in purchases of marketable securities and approximately $1.0 million in dividends.

      Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 42.2 % and 30.9 % of the Company's total assets at December 31, 1999 and 1998, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.5 to 1 and 4.0 to 1 at December 31, 1999 and 1998, respectively.


Other Matters

Year 2000

      Impact of Year 2000

      During 1999, the Company addressed the year 2000 readiness of its mission critical systems and mission critical service providers. Prior to December 31, 1999, the Company believed that its mission critical systems were year 2000 compliant and, based on written communications received from mission critical service providers, that all such service providers had addressed the year 2000 readiness of their mission critical systems and devices. Prior to December 31, 1999, the Company had also identified and upgraded non mission critical systems and devices to a state of year 2000 readiness. As of the filing date of this Form 10-K, the Company has not experienced any significant year 2000 related issues in its own operations, nor has there been any significant year 2000 related disruption in service from the Company's mission critical service providers.


      Territories of Hong Kong, Macau and The People's Republic of China

      The Territory of Hong Kong reverted to The People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau reverted to The People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 63% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending December 31, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Fair Value of Financial Instruments -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

          The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

          The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Item 8.   Financial Statements and Supplementary Data

          See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of BelFuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of BelFuse Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of BelFuse Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

February 16, 2000
New York, New York

                             BEL FUSE INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                                            December 31,
                                                   -----------------------------
                                                       1999             1998
                                                   -----------------------------

Current Assets:
   Cash and cash equivalents                       $ 31,382,629     $ 14,923,685
   Marketable securities                              2,253,039            -
   Accounts receivable - less allowances
    of $661,000 and $317,000                         18,815,513       17,072,537
   Inventories                                       24,210,654       21,847,563
   Prepaid expenses and other current
    assets                                              334,820          353,869
   Deferred income taxes                                111,000          284,000
                                                   ------------     ------------

      Total Current Assets                           77,107,655       54,481,654

Property, plant and equipment - net                  36,021,708       35,471,498

Goodwill - net of amortization of
 $2,042,008 and $523,423                             11,747,444       13,222,223

Other assets                                            372,475          449,253
                                                   ------------     ------------

      TOTAL ASSETS                                 $125,249,282     $103,624,628
                                                   ============     ============























                     See notes to consolidated financial statements.
                                           F-2

                             BEL FUSE INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  -----------------------------
Current Liabilities:
   Accounts payable                               $  4,375,915     $  4,985,840
   Accrued expenses                                  9,021,672        8,416,051
   Income taxes payable                                241,850           10,247
   Dividends payable                                   393,908          260,331
                                                   -----------      -----------
      Total Current Liabilities                     14,033,345       13,672,469

Deferred income taxes                                  962,000        1,146,000
                                                   -----------      -----------
      Total Liabilities                             14,995,345       14,818,469
                                                   -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, no par value,
    authorized 1,000,000 shares;
    none issued                                          --                --
   Class A common stock, par value
   $.10 per share - authorized
   10,000,000 shares; outstanding
   2,632,197 and 2,603,310 shares
   (net of 1,072,770 treasury shares)                  263,220          260,331
  Class B common stock, par value
   $.10 per share - authorized
   30,000,000 shares; outstanding
   7,910,306 and 7,809,930 shares
   (net of 3,218,310 treasury shares)                  791,031          780,993
   Additional paid-in capital                        8,811,653        8,040,759
   Retained earnings                                99,839,765       79,728,787
   Cumulative other comprehensive
    income (loss)                                      548,268           (4,711)
                                                   -----------       ----------
      Total Stockholders' Equity                   110,253,937       88,806,159
                                                   -----------       ----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $125,249,282      $103,624,628
                                                  ===========       ===========



                     See notes to consolidated financial statements.

                             BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                   -------------------------------------------
                                       1999             1998           1997
                                   ------------     -----------    -----------

Net sales                          $119,463,650     $90,754,195    $73,530,876
                                   ------------     -----------    -----------
Costs and Expenses:

   Cost of sales                     76,112,866      58,654,040     50,723,813
   Selling, general and
    administrative                   19,501,988      16,648,125     13,829,765
                                   ------------     -----------    -----------
                                     95,614,854      75,302,165     64,553,578
                                   ------------     -----------    -----------
Income from operations               23,848,796      15,452,030      8,977,298
Other income (net)                      878,037       1,578,790      1,428,164
                                   ------------     -----------    -----------
Earnings before income
 taxes                               24,726,833      17,030,820     10,405,462
Income tax provision                  3,435,000       1,813,000      1,555,000
                                   ------------     -----------    -----------
Net earnings                       $ 21,291,833     $15,217,820    $ 8,850,462
                                   ============     ===========    ===========
Earnings per common
 share - basic                           $2.03           $1.47        $ .87
                                          ====            ====         ====
Earnings per common
 share - diluted                         $1.98           $1.45        $ .86
                                          ====            ====         ====
Weighted average number
 of common shares out-
 standing - basic                    10,476,670      10,361,630     10,176,966
                                   ============     ===========    ===========
           - diluted                 10,777,485      10,527,844     10,317,756
                                   ============     ===========    ===========










                     See notes to consolidated financial statements.
                                           F-4

                                                              BEL FUSE INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Cumulative
                                                                               Other
                                                                              Compre-
                                                   Compre-                    hensive                 Class A   Class B   Additional
                                                   hensive      Retained      Income      Common       Common    Common    Paid-In
                                     Total         Income        Earnings     (Loss)       Stock        Stock     Stock    Capital
                                 ------------    ----------   ------------   --------   -----------   --------  --------  ----------
Balance, January 1, 1997         $ 63,399,097    $            $ 55,920,836   $ (7,721)  $ 1,014,164   $   --    $   --    $6,471,818
Exercise of stock options             426,963                                                10,220                          416,743
Tax benefits arising
 from the non-quali-
 fied disposition of
 incentive stock options              125,000                                                                                125,000
Currency translation adjustment        27,888   $    27,888                    27,888
Net earnings                        8,850,462     8,850,462      8,850,462
                                                -----------
    Comprehensive Income                        $ 8,878,350
                                                ===========
                                 ------------                 ------------   --------   -----------   --------  --------  ----------
Balance, December 31, 1997         72,829,410                   64,771,298     20,167     1,024,384       --        --     7,013,561
Exercise of stock options             863,138                                                16,016        231       693     846,198
Effect of splitting Common
 Stock into A and B shares                                                               (1,040,400)   260,100   780,300
Tax benefits arising
 from the non-quali-
 fied disposition of
 incentive stock options              181,000                                                                                181,000
Cash dividends on Class B
 Common Stock-$.10 per share         (260,331)                    (260,331)
Currency translation adjustment       (24,878)  $   (24,878)                  (24,878)




               See notes to consolidated financial statements.
                                     F-5

                                                              BEL FUSE INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Cumulative
                                                                               Other
                                                                              Compre-
                                                   Compre-                    hensive                 Class A   Class B   Additional
                                                   hensive      Retained      Income      Common       Common    Common    Paid-In
                                     Total         Income        Earnings     (Loss)       Stock        Stock     Stock    Capital
                                 ------------   -----------   ------------   --------   -----------   --------  --------  ----------


Net earnings                       15,217,820    15,217,820     15,217,820
                                                -----------
    Comprehensive Income                        $15,192,942
                                                ===========
                                 ------------                  -----------    -------     ---------  ---------  --------   ---------
Balance, December 31, 1998         88,806,159                   79,728,787     (4,711)        --       260,331   780,993   8,040,759
Exercise of stock options             662,821                                                            2,889    10,038     649,894
Tax benefits arising from
 the non-qualified disposition
 of incentive stock options           121,000                                                                                121,000
Cash dividends on Class B
 common stock                      (1,180,855)                  (1,180,855)
Currency translation adjustment        15,275    $   15,275                    15,275
Unrealized gain on marketable
 securities-net of taxes              537,704       537,704                   537,704
Net earnings                       21,291,833    21,291,833     21,291,833
                                                -----------
    Comprehensive Income                        $21,844,812
                                                ===========


                                 ------------                  -----------  ---------      --------  ---------  --------  ----------
Balance, December 31, 1999       $110,253,937                  $99,839,765  $ 548,268      $   --    $ 263,220  $791,031  $8,811,653
                                 ============                  ===========  =========      ========  =========  ========  ==========

                 See notes to consolidated financial statements.
                                       F-6

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                      -----------------------------------------
                                          1999           1998           1997
                                      ------------   ------------   -----------
Cash flows from operating activities:
    Net income                        $ 21,291,833   $ 15,217,820   $ 8,850,462
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
    Depreciation and
     amortization                        6,100,768      4,128,868     3,424,230
   Other                                   126,929        303,108       178,347
   Deferred income taxes                  (369,000)       326,000      (113,000)
    Changes in operating assets
     and liabilities                    (3,905,708)    (4,160,999)   (4,056,541)
                                      ------------   ------------   -----------

      Net Cash Provided by
       Operating Activities             23,244,822     15,814,797     8,283,498
                                      ------------   ------------   -----------

Cash flows from investing activities:
 Purchase of property, plant
   and equipment                        (5,272,130)    (3,652,388)   (6,137,171)
 Purchase of marketable
     securities                         (1,357,335)    (2,830,415)   (4,669,954)
 Payment for acquisition                   (43,806)   (27,514,000)         --
 Proceeds from sale of
   marketable securities                      --        2,829,840     7,651,275
 Proceeds from sale of
   equipment                               136,953         14,291         8,526
 Proceeds from repayment
   by contractors                          128,804        166,455       170,339
 Dividends paid to common
   shareholders                         (1,041,185)          --            --
                                      ------------   ------------   -----------
      Net Cash (Used in)
       Investing Activities             (7,448,699)   (30,986,217)   (2,976,985)
                                      ------------   ------------   -----------






                                                                     (Continued)
                     See notes to consolidated financial statements.
                                           F-7

                             BEL FUSE INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             Years Ended December 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     ------------   ------------   ------------
Cash flows from financing activities:
 Proceeds from exercise of
   stock options                          662,821        863,138        426,963
                                     ------------   ------------   ------------

Net Increase (decrease) in
 Cash and Cash Equivalents             16,458,944    (14,308,282)     5,733,476
Cash and Cash Equivalents
 - beginning of year                   14,923,685     29,231,967     23,498,491
                                     ------------   ------------   ------------

Cash and Cash Equivalents
 - end of year                       $ 31,382,629   $ 14,923,685   $ 29,231,967
                                     ============   ============   ============


Changes in operating assets
   and liabilities consist of:
   Increase in accounts
    receivable                       $ (1,742,976)  $ (5,981,158)  $ (2,346,939)
   Increase in inventories             (2,363,091)    (2,215,625)    (3,791,398)
   Increase in prepaid
     expenses and other
     current assets                      (109,755)      (142,042)       (69,609)

  Decrease in other assets                 76,778        131,511        250,493
   Increase (decrease) in
    accounts payable                     (609,925)     1,517,943        170,072

   Increase in accrued
    expenses                              611,658      2,755,640      1,813,785
   Increase (decrease) in
    income taxes payable                  231,603       (227,268)       (82,945)
                                     ------------   ------------   ------------

                                     $ (3,905,708)  $ (4,160,999)  $ (4,056,541)
                                     ============   ============   ============












                                                                     (Continued)
                     See notes to consolidated financial statements.
                                           F-8

                             BEL FUSE INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                             Years Ended December 31,
                                          1999           1998            1997

Supplementary information:
   Cash paid during year for:
  Income taxes                         $ 1,598,000    $ 1,261,000   $ 1,050,000
                                       ===========    ===========   ===========
  Details of acquisition:
    Fair value of assets
     acquired                                         $27,514,000
    Liabilities assumed                                      --
                                                      -----------
  Net cash paid for
   acquisition                                        $27,514,000
                                                      ===========

Supplemental disclosure of
 non-cash investing and
 financing activities:
   Unrealized gain on
    marketable securities              $  (537,704)
                                       ===========

Accrued and unpaid dividends
 on Class B common shares              $   393,908    $   260,331
                                       ===========    ===========







                     See notes to consolidated financial statements.
                                           F-9

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

      CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 1999 and 1998, cash equivalents approximate $19,586,000 and $4,206,000, respectively.

      MARKETABLE SECURITIES - The Company classifies its investments in equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity.

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

      The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.

                             BEL FUSE INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   DESCRIPTION   OF  BUSINESS   AND  SUMMARY  OF   SIGNIFICANT   ACCOUNTING
      POLICIES (Continued)

      INVENTORIES - Inventories are stated at the lower of weighted average cost or market.

      REVENUE RECOGNITION - Revenue is recognized when products are shipped and title passes to customers.

      AMORTIZATION OF INTANGIBLES - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired. Goodwill and other intangible assets are amortized on a straight-line basis over 3 1/2 to 15 years. Amortization expense was $1,518,000 in 1999, $394,000 in 1998 and $21,000 in 1997.

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

      STOCK BASED COMPENSATION - The Company has adopted the disclosure-only provisions of Statement Of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

      EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 1999, management concluded that no impairment exists.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      EARNINGS PER COMMON SHARE -

      Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 300,815, 166,214 and 140,790 for the years ended December 31, 1999, 1998 and
1997, respectively. During the three years ending December 31, 1999, there were no antidilutive options omitted from the calculation of diluted earnings per share.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

      NEW FINANCIAL ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending December 31, 2001. Management does not believe that this Statement will have a material impact on the Company.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    ACQUISITION

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, continued to supply certain of Lucent's telecom magnetic requirements. The Company has moved substantially all of the manufacturing of this business to the People's Republic of China. The Company has established research and development, support and legacy product manufacturing in Dallas, Texas. In addition the Dallas facility will maintain a marketing office to sell and service the Lucent customers.

     Additionally, Lucent and the Company entered into a Transition Services Agreement whereby Lucent has agreed to provide contract labor and transitional services to the Company for an agreed price. During September 1999, the transition was substantially completed and all signal transformer manufacturing operations along with the purchased assets were relocated to the Company's manufacturing facilities.

      The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from October 2, 1998 to December 31, 1998. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over 3 and one-half to 15 years using the straight line method. Proforma unaudited results of operations for the year ended December 31, 1998 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 1998. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:


                                                      Year Ended
                                                      December 31,
                                                          1998
                                                ---------------------
                                                (Dollars in thousands
                                                except per share data)

Sales                                                  $123,418
Net earnings (1)                                         25,003
Diluted earnings per
  common share (2)                                     $   2.37

(1) In arriving at net earnings, income taxes were estimated based upon assumptions as to the geographic area in which the operating income would have been earned by the Company.

(2) After giving retroactive effect to a two for one stock dividend on December 1, 1999.

                        BEL FUSE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MARKETABLE SECURITIES

      At December 31, 1999 marketable securities have a cost of $1,357,000, an estimated fair value of $2,253,000 and gross unrealized gain of $896,000.


4.    INVENTORIES

                                                     December 31,
                                              ---------------------------
                                                  1999            1998
                                              ------------    -----------
Raw materials                                 $ 11,311,699    $11,459,928
Work in process                                    100,273        139,166
Finished goods                                  12,298,682     10,248,469
                                              ------------    -----------
                                              $ 23,710,654    $21,847,563
                                              ============    ===========

5.    PROPERTY, PLANT AND EQUIPMENT

                                                      December 31,
                                              ---------------------------
                                                  1999            1998
                                              ------------    -----------
Land                                          $  1,164,436    $ 1,164,436
Buildings and improvements                      14,282,892     13,901,108
Machinery and equipment                         51,331,262     46,658,618
Idle property held for sale                        935,000        935,000
                                              ------------    -----------
                                                67,713,590     62,659,162
Less accumulated depreciation                   31,691,882     27,187,664
                                              ------------    -----------
                                              $ 36,021,708    $35,471,498
                                              ============    ===========

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $4,585,000, $3,735,000, and $3,404,000, respectively.


6.    INCOME TAXES

      The provision for income taxes consists of the following:

                                            Years Ended December 31,
                                  ------------------------------------------
                                     1999            1998            1997
                                  ----------      ----------     -----------
Current:
  Federal                         $  907,000      $  935,000     $   961,000
  Foreign                          2,732,000         352,000         614,000
  State                              165,000         200,000          93,000
                                  ----------      ----------     -----------
                                   3,804,000       1,487,000       1,668,000
                                  ----------      ----------     -----------

Deferred:
  Federal                           (312,000)        180,000        (396,000)
  Foreign                            (57,000)        146,000         283,000
                                  ----------      ----------     -----------
                                    (369,000)        326,000        (113,000)
                                  ----------      ----------     -----------

                                  $3,435,000      $1,813,000      $1,555,000
                                  ==========      ==========      ==========

                        BEL FUSE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INCOME TAXES (continued)

      A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                             Years Ended December 31,
                                  --------------------------------------------
                                     1999             1998             1997
                                  -----------      -----------     -----------

Tax provision computed
 at the Federal sta-
 tutory rate                      $ 8,407,000      $ 5,791,000     $ 3,538,000
Increase (decrease) in
 taxes resulting from:
Lower tax rates applicable
 to foreign operations             (4,924,000)      (4,255,000)     (2,280,000)

State taxes, net of federal
 benefit                              109,000          132,000          61,000
Other, net                           (157,000)         145,000         236,000
                                  -----------      -----------     -----------
                                  $ 3,435,000      $ 1,813,000     $ 1,555,000
                                  ===========      ===========     ===========


      The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:
                                            December 31,
                       --------------------------------------------------------
                                  1999                          1998
                       ---------------------------   --------------------------
                        Temporary                     Temporary
                        Difference     Tax Effect     Difference    Tax Effect
                       ------------   ------------   ------------   -----------
Deferred Liabilities:
   Depreciation and
    amortization       $ 13,961,000   $    604,000   $ 14,632,000   $ 1,146,000

   Unrealized
    appreciation
    in marketable
    securities              896,000        358,000           --            --
                       ------------   ------------   ------------   -----------
                       $ 14,875,000   $    962,000   $ 14,632,000   $ 1,146,000
                       ============   ============   ============   ===========
Deferred Asset:
   Other temporary
    differences        $   (278,000)  $   (111,000)  $   (711,000)  $  (284,000)
                       ============   ============   ============   ===========

                        BEL FUSE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INCOME TAXES (continued)

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

      It is management's intention to permanently reinvest a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 1999, 1998 or 1997. Unrepatriated earnings, upon which income taxes have not been accrued, approximate $92.8 million at December 31, 1999. Estimated income taxes related to unrepatriated foreign earnings would approximate $22.6 million.

                        BEL FUSE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   SEGMENTS - GEOGRAPHIC AREAS


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


     The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows: The amounts and percentages of the Company's sales were approximately $24,066,000 (20.1%), $21,118,000 (17.7%) and
$12,733,000 (10.7%) in 1999; $23,055,000 (25.4%) and $13,385,000 (14.7%) in
1998; and $19,217,000 (26.1%) and $8,272,000 (11.3%) in 1997. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

                                      1999            1998             1997
                                 -------------    -------------    ------------
 Revenue from unrelated entities
 and country of Company's
 domicile:
  United States                  $  69,603,111    $  47,884,195    $ 37,702,876
  Asia/Pacific                      23,675,905       17,914,000      11,491,000
  Hong Kong                          7,622,297        4,337,000       3,507,000
  United Kingdom                       347,745        1,657,000       2,455,000
  Europe                            17,835,412       17,656,000      16,085,000
  Other                                379,180        1,306,000       2,290,000
                                 -------------    -------------    ------------
                                 $ 119,463,650    $  90,754,195    $ 73,530,876
                                 =============    =============    ============

Total revenues:
    United States                $  72,048,046    $  49,641,429    $ 39,083,088
    Asia                           104,083,997       75,662,502      64,727,693
  Less intergeographic
   revenues                        (56,668,393)     (34,549,736)    (30,279,905)
                                 -------------    -------------    ------------
                                 $ 119,463,650    $  90,754,195    $ 73,530,876
                                 =============    =============    ============

Income from Operations:
  United States                  $   2,299,951    $   1,877,219    $    454,908
  Asia                              21,548,845       13,574,811       8,522,390
                                 -------------    -------------    ------------
                                 $  23,848,796    $  15,452,030    $  8,977,298
                                 =============    =============    ============

Assets:
  United States                  $  51,770,893    $  42,374,486    $ 37,415,565
  Asia                              87,937,707       66,096,256      49,194,689
  Less intergeographic
   eliminations                    (14,459,318)      (4,846,114)     (3,458,031)
                                 -------------    -------------    ------------
Total identifiable assets        $ 125,249,282    $ 103,624,628    $ 83,152,223
                                 =============    =============    ============
Capital Expenditures:
  United States                  $   1,334,885    $     469,286    $    798,258
  Asia                               3,937,245        3,183,102       5,338,913
                                 -------------    -------------    ------------
                                 $   5,272,130    $   3,652,388    $  6,137,171
                                 =============    =============    ============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES (Continued)

                                    1999           1998          1997
                                -----------    ------------  ------------
  Depreciation and Amortization
     expense:
    United States               $ 1,208,414    $    639,637  $    500,564
    Asia                          4,892,354       3,489,231     2,923,666
                                -----------    ------------  ------------
                                $ 6,100,768    $  4,128,868  $  3,424,230
                                ===========    ============  ============

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

        The territory of Hong Kong reverted to the People's Republic of China pursuant to a long-term land lease which expired in the middle of 1997. The territory of Macau reverted to the People's Republic of China at the end of 1999. Management cannot presently predict what impact, if any, the expiration of these leases will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 63% of its identifiable assets are located in The People's Republic of China and its special administrative regions ("SAR") of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

        The Company's research and development facilities are located in California, Indiana, Texas and Hong Kong. Research and development costs amounted to $5,932,000 in 1999, $4,989,000 in 1998, and $3,895,000 in 1997.

 8.     RETIREMENT FUND AND PROFIT SHARING PLAN

        The Company maintains a domestic profit sharing plan, a contributory stock ownership and savings 401(K) plan which combines stock ownership, and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $281,000, $174,000 and $152,000 , respectively. As of December 31, 1999, the plans owned 39,050 and 137,120 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.     RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

        The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $511,000, $516,000 and $385,000, respectively. The Company has agreed to repurchase its stock, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan. As of December 31, 1999, the plan owned 4,820 and 20,401 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

 9.     STOCK OPTION PLAN

        The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five (25%) percent one year from the date of grant and twenty-five (25%) percent for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after six years from the date granted. All outstanding options as of July 9, 1998 were split equally into Class A Common Stock and Class B Common Stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)." Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           December 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------
Net earnings - as reported                         $21,291,833      $15,217,820
Net earnings - pro forma                            20,373,438       14,717,692
Earnings per share - basic - as reported                 $2.03            $1.47
Earnings per share - basic - pro forma                   $1.95            $1.43
Earnings per share - diluted - as reported               $1.98            $1.45
Earnings per share - diluted - pro forma                 $1.89            $1.41

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: dividends yield of
 .8% and -0-%; expected volatility of 65% for Class A in 1998 and 82% and 59% for Class B; risk-free interest rate of 5% and 5.05% , and expected lives of 5 years.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.     STOCK OPTION PLAN (Continued)

        Information regarding the Company's Plan for 1999, 1998 and 1997 is as follows after giving retroactive effect to a two for one stock split on December 1, 1999:

                                            1999                               1998                               1997
                              --------------------------------    -------------------------------    -------------------------------
                                                   Weighted-                          Weighted-                          Weighted-
                                                   Average                            Average                            Average
                                                   Exercise                           Exercise                           Exercise
                                  Shares             Price            Shares           Price             Shares            Price
                             ----------------   --------------    --------------   --------------    --------------   --------------
Options out-
 standing, begin-
 ning of year                         523,400           $ 6.07           472,800           $ 5.73           372,000           $ 4.80
Options exercised                    (129,263)          $ 5.13          (169,400)          $ 5.10          (102,200)          $ 4.18
Options granted                       174,000           $15.40           230,000           $ 6.07           211,000           $ 6.63
Options cancelled                        --             $  --            (10,000)          $ 6.44            (8,000)          $ 6.07
                              ---------------                     --------------                     --------------
Options out-
 standing, end
 of year                              568,137           $ 9.03           523,400           $ 6.07           472,800           $ 5.73
                              ===============                     ==============                     ==============
Options price
 range at end of
 year                         $5.75 to $15.44                     $3.25 to $6.63                     $3.25 to $7.00
Options price range
 for exercised
 shares                        $3.25 to $7.00                     $3.25 to $7.00                     $3.25 to $7.00
Options available
 for grant at end
 of year                              713,000                            887,000                            107,000

Weighted-average fair
 value of options,
 granted during the
 year                                   $9.61                              $3.35                              $3.73

        The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                        Weighted-
                      Number Out-        Average         Weighted     Number Exer-       Weighted-
   Range of           standing at       Remaining         Average      cisable at         Average
   Exercise           December 31,     Contractual       Exercise     December 31,        Exercise
    Prices               1999              Life            Price           1999            Price
----------------     ------------      -----------       ---------     -----------       ---------
$ 5.75 to $ 7.00          394,137          3 years          $ 6.37          87,219          $ 6.31
$15.38 to $15.44          174,000          4 years          $15.40            --            $  --
                          -------                                           ------
                          568,137                                           87,219
                          =======                                           ======

10.  COMMON STOCK

     On July 9, 1998, the shareholders approved an amendment to Article VI of the Company's Certificate of Incorporation that (i) authorized a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share;(ii) increased the authorized

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMON STOCK (continued)

number of shares of common stock from 10,000,000 to 20,000,000, consisting of 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock; (iii) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock, and (iv) reclassified each share of the Company's issued Common Stock, par value $.10 per share, as one-half share of Class A Common Stock and one-half share of Class B Common Stock.

        On November 5, 1999 the Board of Directors declared a two for one stock split to be paid in the form of a special dividend of one share of Class B common stock for each share of Class A and Class B outstanding. The special stock dividend was payable on December 1, 1999 to all Class A and Class B shareholders of record on November 22, 1999. The Board also approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of Class B common stock from 10,000,000 shares to 30,000,000 shares.

11.     COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

         Future minimum lease payments for operating leases are approximately as follows:
                                  Years Ending December 31,
                                 --------------------------
                                 2000               538,000
                                 2001               233,000
                                 2002               172,000
                                 2003               142,000
                                 2004               103,000
                                 2005                11,000
                                                 ----------
                                                 $1,199,000
                                                 ==========

        Rental expense was approximately $600,000, $521,000, and $484,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        Credit Facilities

        The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at December 31, 1999. The lines of credit are renewable annually. Borrowings under the $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

        The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in October 2000. Borrowing on the line of credit is guaranteed by the U.S. parent.

          Facilities


        The Company has contracted for the renovation and addition of new corporate offices in Jersey City in the amount of $2.5 million. As of December 31, 1999, no payments have been made towards this contract.

                         BEL FUSE INC. AND SUBSIDIARIES
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                              Quarter Ended                          Total Year
                      ------------------------------------------------------------      Ended
                       March 31,         June 30,     September 30,   December 31,    December 31,
                         1999              1999           1999            1999            1999
                      -----------      -----------     -----------     -----------    ------------
   Net sales          $30,758,768      $28,451,932     $30,536,478     $29,716,472    $119,463,650

   Gross
    Profit             10,444,162       10,512,466      10,931,466      11,462,471      43,350,784

   Net
    earnings            5,121,033        4,717,579       5,315,398       6,137,823      21,291,833

   Earnings
    per share
    - basic (1)(2)           $.49             $.45           $ .51           $ .58           $2.03

   Earnings
    per
    share -
    diluted (1)(2)           $.48             $.44           $ .50           $ .57           $1.98

                                              Quarter Ended                          Total Year
                      ------------------------------------------------------------      Ended
                       March 31,         June 30,     September 30,   December 31,    December 31,
                         1998              1998           1998            1998            1998
                      -----------      -----------     -----------     -----------    ------------
   Net sales          $19,514,700      $19,531,655     $21,148,681     $30,559,159     $90,754,195

   Gross
    Profit              6,336,972        6,684,748       7,557,154      11,521,281      32,100,155

   Net
    earnings            2,966,488        3,038,705       3,651,761       5,560,866      15,217,820

   Earnings
    per share
    - basic (1)(2)           $.29             $.30            $.35            $.54           $1.47

   Earnings
    per
    share  -
    diluted (1)(2)           $.28             $.29            $.35            $.53           $1.45


      (1) Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

      (2) After giving retroactive effect to a two for one stock split on December 1, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

          The information required by Items 10 through 13 is included in the Company's definitive proxy statement under the captions "The Board of Directors and its Committees," "Election of Directors," "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                        Page

(a)             Financial Statements

        1. Financial statements filed as a part of this Annual Report on Form 10-K:

               Independent Auditors' Report                              F-1

               Consolidated Balance Sheets as of December 31,
                1999 and 1998                                         F-2 - F-3

               Consolidated Statements of Operations for Each
                of the Three Years in the Period Ended
                December 31, 1999                                        F-4

               Consolidated Statements of Stockholders' Equity
                for Each of the Three Years in the Period
               Ended December 31, 1999                                F-5 - F-6

               Consolidated Statements of Cash Flows for Each
                of the Three Years in the Period Ended
                December 31, 1999                                     F-7 - F-9

               Notes to Consolidated Financial Statements            F-10 - F-21

               Selected Quarterly Financial Data - Years Ended
                December 31, 1999 and 1998 (Unaudited)                   F-22

        2. Financial statement schedules filed as part of this report:

               Schedule II:  Valuation and Qualifying Accounts           S-1

               All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)            Reports on Form 8-K

               The Company did not file any current reports on Form 8-K during the three month period ended December 31, 1999.

(c)            Exhibits

        3.1    Certificate of Incorporation, as amended.

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


Dated: March 29, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                       Title                         Date
        ---------                       -----                         ----

                                    Chairman of the Board
/s/ Elliot Bernstein                and Director (Principal       March 29, 2000
--------------------------          Executive Officer)
Elliot Bernstein

                                    President, (Principal
/s/ Daniel Bernstein                Financial and Account-        March 29, 2000
--------------------------          ing Officer) and
Daniel Bernstein                    Director


/s/ Howard B. Bernstein             Director                      March 29, 2000
--------------------------
Howard B. Bernstein


/s/ Robert H. Simandl               Director                      March 29, 2000
--------------------------
Robert H. Simandl


/s/ Peter Gilbert                   Director                      March 29, 2000
--------------------------
Peter Gilbert


/s/ John Tweedy                     Director                      March 29, 2000
--------------------------
John Tweedy


/s/ John Johnson                    Director                      March 29, 2000
--------------------------
John Johnson

                                                            BEL FUSE INC. AND SUBSIDIARIES
                                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                            Column B         Column C          Column D       Column E            Column F
             --------                            --------         --------          --------       --------            --------
                                                                           Additions
                                                                 ---------------------------
                                                                    (1)               (2)
                                                                  Charged           Charged
                                                Balance at       to profit          to other                           Balance
                                                Beginning        and loss           accounts      Deductions          at close
           Description                          of period        or income         (describe)     (describe)          of period
           -----------                          ---------        ---------         ----------     ----------          ---------
Year ended December 31, 1999
  Allowance for doubtful
   accounts                                      $317,000        $  344,000         $   -          $    -             $  661,000
                                                 ========        ==========         ========       =========          ==========
  Allowance for excess and obsolete
   inventory                                     $764,000        $1,468,000         $   -   (a)    $(690,000)         $1,542,000
                                                 ========        ==========         ========       =========          ==========
Year ended December 31, 1998
  Allowance for doubtful
   accounts                                      $227,000        $   90,000         $   -          $    -             $  317,000
                                                 ========        ==========         ========       =========          ==========
  Allowance for excess and obsolete
   inventory                                     $522,000        $  242,000         $   -          $    -             $  764,000
                                                 ========        ==========         ========       =========          ==========
Year ended December 31, 1997
  Allowance for doubtful
   accounts                                      $195,000        $   32,000         $   -         $     -             $  227,000
                                                 ========        ==========         ========       =========          ==========
  Allowance for excess and obsolete
   inventory                                     $100,000        $  422,000         $   -         $    -              $  522,000
                                                 ========        ==========         ========       =========          ==========

(a)   Write offs.