Form 10-Q
period 2000-03-31
BEL FUSE INC /NJ
filed 2000-05-12
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

     At May 1, 2000, there were 2,638,310 shares of Class A Common Stock, $.10 par value, outstanding and 7,941,141 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------
Part I.           Financial Information

  Item 1.         Financial Statements ................................       1

                  Consolidated Balance Sheets as of
                  March 31, 2000 (unaudited) and
                  December 31, 1999 ...................................   2 - 3

                  Consolidated Statements of Opera-
                  tions and Comprehensive Income
                  for the Three Months Ended
                  March 31, 2000 and 1999 (unaudited) .................   4 - 5

                  Consolidated Statements of
                  Cash Flows for the Three
                  Months Ended March 31,
                  2000 and 1999 (unaudited) ...........................   6 - 7

                  Notes to Consolidated Financial
                  Statements (unaudited) ..............................   8 - 9

  Item 2.         Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations .......................................  10 - 13

  Item 3.         Quantitative and Qualitative
                  Disclosures About Market Risk .......................       13

Part II.          Other Information

  Item 1.         Legal Proceedings ...................................       14

  Item 6.         Exhibits and Reports on Form 8-K ....................       14

Signatures ............................................................       15

PART I.  Financial Information

         Item 1.  FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   March 31,        December 31,
                                                     2000              1999
                                                 ------------      -----------
                                                  (Unaudited)
Current Assets:
    Cash and cash equivalents .................  $ 38,764,852      $31,382,629
    Marketable securities .....................       359,357        2,253,039
    Accounts receivable, less allowance
     for doubtful accounts of $670,000
     and $661,000 .............................    16,733,813       18,815,513
    Inventories ...............................    24,876,550       24,210,654
    Prepaid expenses and other current
     assets ...................................       741,158          334,820
    Deferred income taxes .....................       223,000          111,000
                                                 ------------      -----------
         Total Current Assets .................    81,698,730       77,107,655

Property, plant and equipment - net ...........    36,040,131       36,021,708

Goodwill-net of amortization of
     $2,418,606 and $2,042,008 ................    11,370,846       11,747,444

Other assets ..................................       376,235          372,475
                                                 ------------     ------------

         TOTAL ASSETS .........................  $129,485,942     $125,249,282
                                                 ============     ============


                                   (Continued)


                 See notes to consolidated financial statements.
                                       -2-

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------
                                                    (unaudited)

Current Liabilities:
    Accounts payable ............................  $  4,076,752     $  4,375,915
    Accrued expenses ............................     9,232,280        9,021,672
    Income taxes payable ........................       866,594          241,850
    Dividends payable ...........................       395,356          393,908
                                                   ------------     ------------
         Total Current Liabilities ..............    14,570,982       14,033,345

Deferred income taxes ...........................       797,000          962,000
                                                   ------------     ------------
         Total Liabilities ......................    15,367,982       14,995,345
                                                   ------------     ------------
Stockholders' Equity:
    Preferred stock, no par value -
     authorized 1,000,000 shares;
     none issued ................................        -                -
    Class A common stock, par value
     $.10 per share - authorized
     10,000,000 shares; outstanding
     2,637,185 and 2,632,197 shares
     (net of 1,072,770 treasury shares) .........       263,719          263,220
  Class B common stock, par value
     $.10 per share - authorized
     30,000,000 shares; outstanding
     7,937,766 and 7,910,306 shares
     (net of 1,072,770 treasury shares) .........       793,777          791,031
    Additional paid-in capital ..................     9,106,890        8,811,653
    Retained earnings ...........................   103,916,210       99,839,765
    Cumulative other comprehensive
     income .....................................        37,364          548,268
                                                   ------------     ------------
         Total Stockholders' Equity .............   114,117,960      110,253,937
                                                   ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY ................................  $129,485,942     $125,249,282
                                                   ============     ============


                 See notes to consolidated financial statements.
                                       -3-

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                               ------------------------------
                                                    2000             1999
                                               ------------      ------------
Sales .......................................  $ 26,133,179      $ 30,758,768
                                               ------------      ------------
Costs and Expenses:

    Cost of sales ...........................    16,704,445        20,314,606
    Selling, general and
     administrative expenses ................     5,169,744         4,804,871
                                               -------------     ------------
                                                 21,874,189        25,119,477
                                               ------------      ------------
Income from operations ......................     4,258,990         5,639,291

Other income - net ..........................     1,476,811           151,742
                                               ------------      ------------
Earnings before income taxes ................     5,735,801         5,791,033

Income tax provision ........................     1,264,000           670,000
                                               ------------      ------------
Net earnings ................................  $  4,471,801      $  5,121,033
                                               ============      ============
Basic earnings per common share .............         $ .42             $ .49
                                                       ====              ====
Diluted earnings per common share ...........         $ .41             $ .48
                                                       ====              ====
Weighted average number of
 common shares outstanding-basic ............    10,556,886        10,426,666
                                               ============      ============
Weighted average number of
 common shares outstanding and
 potential common shares - diluted ..........    10,856,269        10,764,940
                                               ============      ============



                                   (Continued)
                 See notes to consolidated financial statements.
                                       -4-

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                    Three Months Ended
                                                        March 31,
                                              ------------------------------
                                                 2000                1999
                                              ----------          ----------

Net earnings ..............................   $4,471,801          $5,121,033


Other comprehensive income
 (expense), net of income taxes:
   Unrealized loss on marketable
    securities ............................     (502,912)              -
   Foreign currency
    translation adjustment ................       (7,992)              6,947
                                              ----------          ----------
Comprehensive income ......................   $3,960,897          $5,127,980
                                              ==========          ==========


                 See notes to consolidated financial statements.
                                       -5-

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Cash flows from operating activities:
     Net income ...................................  $ 4,471,801    $ 5,121,033
Adjustments to reconcile net income
    to net cash provided by operating
     activities:
     Depreciation and amortization ................    1,588,649      1,469,208
     Gain on sale of marketable
      securities ..................................   (1,012,095)        -
     Other ........................................      148,000        (71,000)
     Changes in operating assets and
      liabilities .................................    1,506,682     (5,397,316)
                                                     -----------    -----------
       Net Cash Provided by Operating
          Activities ..............................    6,703,037      1,121,925
                                                     -----------    -----------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment .......................................   (1,246,795)    (1,270,983)
 Proceeds from sale of marketable
  securities ......................................    2,071,157         -
 Proceeds from repayment by contractors ...........       32,250         32,250
                                                      ----------    -----------

      Net Cash (Used in) Provided
          by Investing Activities .................      856,612     (1,238,733)
                                                     -----------    -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ..........      216,482        229,026
 Dividends paid to common shareholders ............     (393,908)      (260,466)
                                                     -----------     ----------

     Net Cash (Used in)
      Financing Activities ........................     (177,426)       (31,440)
                                                     -----------    -----------

Net increase (decrease) in Cash ...................    7,382,223       (148,248)
Cash and Cash Equivalents -
 beginning of period ..............................   31,382,629     14,923,685
                                                     -----------    -----------

Cash and Cash Equivalents -
 end of period ....................................  $38,764,852    $14,775,437
                                                     ===========    ===========





                                   (Continued)
                 See notes to consolidated financial statements.
                                       -6-

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------     -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) decrease in accounts
     receivable .................................   $ 2,072,700     $(3,148,854)
    (Increase) in inventories ...................     (665,896)     (1,887,878)
    (Increase) in prepaid expenses and
     other current assets .......................      (438,588)       (352,690)
    (Increase) decrease in other assets .........        (3,760)         31,832
    Increase (decrease) in accounts payable .....      (299,163)        620,640
    Increase (decrease) in accrued expenses .....       216,645      (1,040,993)
    Increase in income taxes payable ............       624,744         380,627
                                                    -----------     -----------
 ................................................   $ 1,506,682     $(5,397,316)
                                                    ===========     ===========
Supplementary information:
Cash paid during the period for:
    Income taxes ................................   $   370,000     $   344,000
                                                    ===========     ===========
Non-cash investing activities:
    Unrealized (loss) on marketable
     securities .................................   $  (502,912)    $     -
                                                    ===========     ===========


                 See notes to consolidated financial statements.
                                       -7-

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.


2.   Earnings Per Share

     Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.


3.   Common Stock

     On November 5, 1999 the Board of Directors declared a two for one stock split to be paid in the form of a special dividend of one share of Class B common stock for each share of Class A and Class B outstanding. The special dividend was payable on December 1, 1999 to all Class A and Class B shareholders of record on November 22, 1999. The Board also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Class B common stock from 10,000,000 shares to 30,000,000 shares. All shares and per share data have been retroactively adjusted to reflect the two for one stock split.


4.   Business Segment Information

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

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                   2000             1999
                                               -----------       -----------
Total Revenues:
   United States ...........................   $14,066,321       $19,807,466
   Asia ....................................    25,997,575        28,520,578
   Less intergeographic
    revenues ...............................   (13,930,717)      (17,569,276)
                                               -----------       -----------
                                               $26,133,179       $30,758,768
                                               ===========       -----------
Income from Operations:
  United States ............................   $   989,732       $ 2,227,732
  Asia .....................................     3,269,258         3,411,559
                                               -----------       -----------
                                               $ 4,258,990       $ 5,639,291
                                               ===========       ===========


5. On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability including the following: (a) the risk that the Company may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, and (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which could cause actual results to differ materially from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                 Percentage of
                                                   Net Sales
                                               ------------------
                                               Three Months Ended
                                                   March 31,
                                               -----------------
                                                2000       1999
                                               ------     ------
Net sales ...................................  100.0%     100.0%
Cost of sales ...............................   63.9       66.1
Selling, general and
 administrative expenses ....................   19.8       15.6
Other income - net ..........................    5.7         .5
Earnings before income
 tax provision ..............................   22.0       18.8
Income tax provision ........................    4.8        2.2
Net earnings ................................   17.2       16.6


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.


                                              Increase (Decrease)
                                               From Prior Period
                                              -------------------
                                               Three Months Ended
                                                March 31, 2000
                                               Compared With 1999
                                              -------------------
Net sales ..................................        (15.0)%
Cost of sales ..............................        (17.8)
Selling, general and
 administrative
 expenses ..................................          7.6
Other income - net .........................        873.2
Earnings before
 income tax provision ......................         (1.0)
Income tax provision .......................         88.7
Net earnings ...............................        (12.7)

THREE MONTHS ENDED MARCH 31, 2000 VS.
   THREE MONTHS ENDED MARCH 31, 1999

     NET SALES

     Net sales decreased 15.0 % from $30,758,768 during the first three months of 1999 to $26,133,179 during the first three months of 2000. The Company attributes this decrease to lower sales of magnetic products primarily due to the impact of a change in the structure of the supply channel by two of the Company's largest customers offset in part by belMag(TM) and fuse sales.

     COST OF SALES

     Cost of sales as a percentage of net sales decreased 2.2 % to 63.9 % during the first three months of 2000 from 66.1 % during the first three months of 1999. The decrease in the cost of sales percentage is primarily attributable to lower factory overhead expenses due to the move of Telcom production to the Far East from Texas during the fourth quarter of 1999 and lower raw material content associated with the current sales mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The percentage relationship of selling, general and administrative expenses to net sales increased 4.2 % to 19.8 % during the first three months of 2000 from 15.6 % during the first three months of 1999. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses increased in dollar amount by approximately $365,000. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and related expenses.

     OTHER INCOME AND EXPENSE

     Other income, consisting principally of gain on the sale of marketable securities, during the first three months of 2000, and interest earned on cash equivalents, increased by approximately $1,325,000 during the first three months of 2000 compared to the first three months of 1999. The increase is due to the gain on the sale of marketable securities and higher interest income due to higher cash and cash equivalent balances.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for the first three months of 2000 was $1,264,000 as compared to $670,000 for the first three months of 1999. The increase in the provision is due primarily to higher United States taxes from the gain on the sale of marketable securities and higher foreign earnings subject to taxes in 2000 versus 1999.

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

     The Company has lines of credit, all of which were unused at March 31, 2000, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

     The Company has contracted for the renovation and addition of new corporate offices in Jersey City in the amount of $2.5 million. As of March 31, 2000 approximately $200,000 has been paid towards this contract.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares.

     During the first three months of 2000, the Company's cash and cash equivalents increased by approximately $7.4 million, reflecting approximately $6.7 million provided by operating activities and approximately $2.1 million from the sale of marketable securities, offset, in part, by approximately $1.2 million in purchases of plant and equipment and approximately $.4 million in dividends paid to common shareholders.

     Cash and cash equivalents and accounts receivable comprised approximately
42.9 % and 40.1 % of the Company's total assets at March 31, 2000 and December 31, 1999, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.6 to 1 and 5.5 to 1 at March 31, 2000 and December 31, 1999, respectively.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant changes to the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.      OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    See Item 3 of the Company's Form 10-K for the year ended
               December 31, 1999.


          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits:
                         27.1 Financial Data Schedule

                    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000.

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


Dated:  May 12, 2000