Form 10-Q
period 2000-06-30
BEL FUSE INC /NJ
filed 2000-08-10
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

     At August 1, 2000, there were 2,638,310 shares of Class A Common Stock, $.10 par value, outstanding and 7,941,641 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

  Item 1. Financial Statements                                             1

          Consolidated Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                              2 - 3

          Consolidated Statements of Operations and Comprehensive
          Income for the Three and Six Months Ended June 30, 2000
          and 1999 (unaudited)                                           4 - 5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 1999 (unaudited)                       6 - 7

          Notes to Consolidated Financial Statements (unaudited)         8 - 9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10 - 13

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                      13

Part II.  Other Information

  Item 1. Legal Proceedings                                                14

  Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

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

     The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          June 30,          December 31,
                                                           2000                 1999
                                                       ------------         ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                            $ 44,864,522          $31,382,629
  Marketable securities                                   1,129,284            2,253,039
  Accounts receivable, less allowance
    for doubtful accounts of $679,000
    and $661,000                                         21,648,434           18,815,513
  Inventories                                            22,697,513           24,210,654
  Prepaid expenses and other current
    assets                                                  750,406              334,820
  Deferred income taxes                                     510,000              111,000
                                                       ------------         ------------
  Total Current Assets                                   91,600,159           77,107,655

Property, plant and equipment - net                      36,649,640           36,021,708

Goodwill-net of amortization of
  $2,795,204 and $2,042,008                              10,994,248           11,747,444

Other assets                                                377,666              372,475
                                                       ------------         ------------
        TOTAL ASSETS                                   $139,621,713         $125,249,282
                                                       ============         ============


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,        December 31,
                                                             2000              1999
                                                        ------------       ------------
                                                          (unaudited)
Current Liabilities:
  Accounts payable                                      $  5,893,756       $  4,375,915
  Accrued expenses                                        10,628,926          9,021,672
  Income taxes payable                                     1,332,661            241,850
  Dividends payable                                          397,057            393,908
                                                        ------------       ------------
    Total Current Liabilities                             18,252,400         14,033,345

Deferred income taxes                                      1,067,000            962,000
                                                        ------------       ------------
    Total Liabilities                                     19,319,400         14,995,345
                                                        ------------       ------------
Stockholders' Equity:
  Preferred stock, no par value -
    authorized 1,000,000 shares;
    none issued                                                  --                --
  Class A common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,638,310 and 2,632,197 shares
    (net of 1,072,770 treasury shares)                       263,831            263,220
  Class B common stock, par value
    $.10 per share - authorized
    30,000,000 shares; outstanding
    7,941,641 and 7,910,306 shares
    (net of 1,072,770 treasury shares)                       794,164            791,031
  Additional paid-in capital                               9,129,586          8,811,653
  Retained earnings                                      110,078,638         99,839,765
  Cumulative other comprehensive
    income                                                    36,094            548,268
                                                        ------------       ------------
    Total Stockholders' Equity                           120,302,313        110,253,937
                                                        ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                              $139,621,713       $125,249,282
                                                        ============       ============


                 See notes to consolidated financial statements.



                                          BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                    (unaudited)

                                                       Six Months Ended                    Three Months Ended
                                                          June 30,                              June 30,
                                                  ----------------------------          ----------------------------
                                                     2000              1999                 2000            1999
                                                  -----------      -----------          -----------      -----------

Sales                                             $59,855,125      $59,210,700          $33,721,946      $28,451,932
                                                  -----------      -----------          -----------      -----------
Costs and Expenses:

  Cost of sales                                    37,647,443       38,253,853           20,942,948       17,939,247
  Selling, general and
    administrative expenses                        10,745,553        9,648,344            5,575,859       4,843,473
                                                  -----------      -----------          -----------      -----------
                                                   48,392,996       47,902,197           26,518,807       22,782,720
                                                  -----------      -----------          -----------      -----------
Income from operations                             11,462,129       11,308,503            7,203,139        5,669,212

Other income - net                                  2,084,156          331,109              607,345          179,367
                                                  -----------      -----------          -----------      -----------
Earnings before income taxes                       13,546,285       11,639,612            7,810,484        5,848,579

Income tax provision                                2,515,000        1,801,000            1,251,000        1,131,000
                                                  -----------      -----------          -----------      -----------
Net earnings                                      $11,031,285       $9,838,612           $6,559,484       $4,717,579
                                                  ===========       ==========           ==========       ==========

Earnings per common share-basic                         $1.04             $.94                 $.62             $.45
                                                        =====             ====                 ====             ====
Earnings per common share-
 diluted                                                $1.01             $.91                 $.60             $.44
                                                        =====             ====                 ====             ====
Weighted average number of
 common shares outstanding-basic                   10,567,240       10,448,298           10,578,765       10,469,694
                                                  ===========       ==========           ==========       ==========
Weighted average number of
 common shares outstanding-
 diluted                                           10,878,914       10,759,000           10,901,506       10,752,822
                                                  ===========       ==========           ==========       ==========

                                    See notes to consolidated financial statements.


                                          BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                    (unaudited)

                                                     Six Months Ended                  Three Months Ended
                                                         June 30,                           June 30,
                                              ----------------------------          --------------------------
                                                 2000              1999                2000            1999
                                              -----------       ----------          ----------      ----------
Net earnings                                  $11,031,285       $9,838,612          $6,559,484      $4,717,579

Other comprehensive income
  (expense), net of income
  taxes:
    Unrealized gain (loss) on
      marketable securities                      (482,218)            --                20,694
    Foreign currency
      translation adjustment                       (6,939)           9,225               1,053           2,278
                                              -----------       ----------          ----------      ----------
Comprehensive income                          $10,542,128       $9,847,837          $6,581,231      $4,719,857
                                              ===========       ==========          ==========      ==========

                                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                          -----------------------------------
                                                             2000                     1999
                                                          -----------             -----------
Cash flows from operating activities:
  Net income                                              $11,031,285             $ 9,838,612
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                           2,791,819               2,982,029
    Gain on sale of marketable
      securities                                           (1,012,095)                   --
    Other                                                     121,000                 (78,000)
    Changes in operating assets and
      liabilities                                           2,398,886              (8,791,097)
                                                          -----------             -----------
  Net Cash Provided by Operating
  Activities                                               15,330,895               3,951,544
                                                          -----------             -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                              (2,672,820)             (2,872,939)
  Payment for acquisition                                        --                   (43,806)
  Proceeds from sale of marketable
    securities                                              2,071,157                    --
  Purchase of marketable securities                          (773,253)                   --
  Proceeds from repayment by contractors                       64,500                  64,500
                                                          -----------             -----------
      Net Cash Used in
     Investing Activities                                  (1,310,416)             (2,852,245)
                                                          -----------             -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     250,677                 308,057
  Dividends paid to common shareholders                      (789,263)               (524,479)
                                                          -----------             -----------
     Net Cash Used in
       Financing Activities                                  (538,586)               (216,422)
                                                          -----------             -----------
Net increase in Cash                                       13,481,893                 882,877
Cash and Cash Equivalents -
  beginning of period                                      31,382,629              14,923,685
                                                          -----------             -----------
Cash and Cash Equivalents -
  end of period                                           $44,864,522             $15,806,562
                                                          ===========             ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                         -----------------------------------
                                                            2000                    1999
                                                         -----------             -----------
Changes in operating assets and liabilities
  consist of:
    Increase in accounts receivable                      $(2,850,921)            $(3,262,722)
    (Increase) decrease in inventories                     1,513,141              (5,949,678)
    Increase in prepaid expenses and
      other current assets                                  (480,086)               (406,833)
    (Increase) decrease in other assets                       (5,191)                 33,614
    Increase in accounts payable                           1,517,841                 615,722
    Increase (decrease) in accrued expenses                1,613,291                (997,129)
    Increase in income taxes payable                       1,090,811               1,175,929
                                                         -----------             -----------
                                                         $ 2,398,886             $(8,791,097)
                                                         ===========             ===========

Supplementary information:
Cash paid during the period for:
  Income taxes                                           $   830,000             $   726,000
                                                         ===========             ===========
Non-cash investing activities:
  Unrealized loss on marketable
    securities                                           $  (482,218)            $      --
                                                         ===========             ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

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

                                          BEL FUSE INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Six Months Ended                      Three Months Ended
                                                   June 30,                               June 30,
                                         ------------------------------         ------------------------------
                                             2000             1999                 2000               1999
                                         ------------      ------------         ------------      ------------
Total Revenues:
  United States                          $ 34,576,951      $ 38,346,172         $ 20,510,630      $ 18,538,709
  Asia                                     57,137,881        53,958,049           31,140,306        25,437,471
  Less intergeographic
    revenues                              (31,859,707)      (33,093,521)         (17,928,990)      (15,524,248)
                                         ------------      ------------         ------------      ------------
                                         $ 59,855,125      $ 59,210,700         $ 33,721,946      $ 28,451,932
                                         ============      ============         ============      ============

Income from Operations:
  United States                          $  1,601,221      $    681,358         $    611,489      $    327,732
  Asia                                      9,860,908        10,627,145            6,591,650         5,341,480
                                         ------------      ------------         ------------      ------------
                                         $ 11,462,129      $ 11,308,503         $  7,203,139      $  5,669,212
                                         ============      ============         ============      ============

5. On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A and Class B shares from time to time in market or privately negotiated transactions.

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

                                            Percentage of Net Sales
                                  ------------------------------------------
                                  Six Months Ended         Three Months Ended
                                       June 30,                 June 30,
                                  -----------------        -----------------
                                   2000       1999          2000       1999
                                  ------     ------        ------     ------

Net sales                         100.0%     100.0%        100.0%     100.0%
Cost of sales                      62.9       64.6          62.1       63.0
Selling, general and
  administrative expenses          18.0       16.3          16.5       17.0
Other income, net of
  interest expense                  3.5         .6           1.8         .6
Earnings before income
  tax provision                    22.6       19.7          23.2       20.6
Income tax provision                4.2        3.0           3.7        4.0
Net earnings                       18.4       16.7          19.5       16.6


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease) from Prior Period
                                     -----------------------------------------
                                      Six Months Ended      Three Months Ended
                                       June 30, 2000          June 30, 2000
                                     compared with 1999     compared with 1999
                                     ------------------     ------------------

Net sales                                  1.1 %                   18.5 %
Cost of sales                             (1.6)                    16.7
Selling, general and
  administrative
  expenses                                11.4                     15.1
Other income - net                       529.5                    238.6
Earnings before
  income tax provision                    16.4                     33.5
Income tax provision                      39.6                     10.6
Net earnings                              12.1                     39.0

Six Months ended June 30, 2000 vs.
  Six Months ended June 30, 1999

     Net Sales

     Net sales increased 1.1 % from $59,210,700 during the first six months of 1999 to $59,855,125 during the first six months of 2000. The Company attributes this increase to higher belMag(TM) and fuse sales volume offset in part by lower sales of magnetic products primarily due to the impact during the first quarter of 2000 of a change in the structure of the supply channel by two of the Company's largest customers.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 1.7 % to 62.9 % during the first six months of 2000 from 64.6 % during the first six months of 1999. The decrease in the cost of sales percentage is primarily attributable to lower labor and factory overhead expenses due to the move of Telcom production to the Far East from Texas during the fourth quarter of 1999 offset in part by higher raw material content associated with the current sales mix.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased 1.7 % to 18.0 % during the first six months of 2000 from
16.3 % during the first six months of 1999. The Company attributes the percentage increase primarily to an increase in the dollar amount of selling, general and administrative expenses compared to a lower increase in sales. Selling, general and administrative expenses increased in dollar amount by approximately $1,097,000. The Company attributes the increase in the dollar amount of such expenses primarily to increases in sales and marketing salaries and related expenses.

     Other Income and Expense

     During the first six months of 2000, other income, consisting principally of gain on the sale of marketable securities, and interest earned on cash equivalents, increased by approximately $1,753,000 compared to the first six months of 1999. The increase is due to the gain on the sale of marketable securities and higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes for the first six months of 2000 was $2,515,000 as compared to $1,801,000 for the first six months of 1999. The increase in the provision is due primarily to higher United States taxes, resulting from the gain on the sale of marketable securities and higher foreign earnings subject to taxes in 2000 versus 1999.

Three Months ended June 30, 2000 vs.
  Three Months ended June 30, 1999

     Net Sales

     Net sales increased 18.5 % from $28,451,932 during the second quarter of 1999 to $33,721,946 during the second quarter of 2000. The Company attributes this increase primarily to the reasons set forth in the six month analysis.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased .9% to 62.1% during the second quarter of 2000 from 63.0 % during the second quarter of 1999. The Company attributes this decrease primarily to the reasons set forth in the six month analysis.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased .5 % to 16.5 % during the second quarter of 2000 from
17.0 % during the second quarter of 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by approximately $733,000. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and related expenses.

     Other Income and Expense

     Other income, consisting principally of interest earned on cash equivalents, increased by approximately $428,000 during the second quarter of 2000 compared to the second quarter of 1999. The increase is due to higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes for the second quarter of 2000 was $1,251,000 as compared to $1,131,000 for the second quarter of 1999. The increase in the provision is due primarily to higher foreign earnings subject to taxes in the second quarter of 2000 versus 1999.

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

     The Company has lines of credit, in the aggregate amount of $14 million, all of which were unused at June 30, 2000; $12 million is from domestic banks and $2 million is from foreign banks.

     The Company has contracted for the renovation and addition of new corporate offices in Jersey City in the amount of $2.5 million. As of June 30, 2000 approximately $505,000 has been paid towards this contract.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A and Class B shares from time to time in market or privately negotiated transactions.

     During the second quarter of 2000, the Company's cash and cash equivalents increased by approximately $13.5 million, reflecting approximately $15.3 million provided by operating activities and approximately $2.1 million from the sale of marketable securities, offset, in part, by approximately $2.7 million in purchases of plant and equipment, .8 million in purchases of marketable securities and approximately $.8 million in dividends paid to common shareholders.

     Cash and cash equivalents and accounts receivable comprised approximately
48.5 % and 41.9 % of the Company's total assets at June 30, 2000 and December 31, 1999, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.0 to 1 and 5.5 to 1 at June 30, 2000 and December 31, 1999, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

PART II. Other Information

     Item 1.   Legal Proceedings

               The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

     Item 4.   Submission of Matters to a Vote of Security Holders

               The Company's annual meeting of security holders was held on May 25, 2000. At the meeting the following vote was taken:

               (1) The Board's nominees were elected to the Board of Directors for the term of three years. The votes were cast as follows:

                                              For        Withheld
                                           ---------     --------
                    Howard Bernstein       2,406,360      23,308
                    John Tweedy            2,406,412      23,775

                    There were -0- abstentions and -0- broker non-votes.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27.1  Financial Data Schedule

                    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2000.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BEL FUSE INC.

                                             By: /S/ DANIEL BERNSTEIN
                                                ----------------------------
                                                 Daniel Bernstein, President
                                                 (Principal Financial and
                                                 Accounting Officer)

Dated:  August 10, 2000