Form 10-Q
period 2000-09-30
BEL FUSE INC /NJ
filed 2000-11-08
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

     At October 31, 2000, there were 2,643,747 shares of Class A Common Stock, $.10 par value, outstanding and 7,969,190 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                                     Page Number
                                                                                     -----------
         Part I.                    Financial Information

           Item 1.                  Financial Statements                                  1

                                    Consolidated Balance Sheets as of
                                    September 30, 2000 (unaudited) and

                                    December 31, 1999                                   2 - 3

                                    Consolidated Statements of Opera-
                                    tions and Comprehensive Income
                                    for the Three and Nine Months Ended
                                    September 30, 2000 and 1999 (unaudited)             4 - 5

                                    Consolidated Statements of
                                    Cash Flows for the Nine
                                    Months Ended September 30,
                                    2000 and 1999 (unaudited)                           6 - 7

                                    Notes to Consolidated Financial
                                    Statements (unaudited)                              8 - 10

           Item 2.                  Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations                                      10 - 16

           Item 3.                  Quantitative and Qualitative
                                    Disclosures About Market Risk                        16

         Part II         .          Other Information

           Item 1.                  Legal Proceedings                                    17

           Item 6.                  Exhibits and Reports on Form 8-K                     17

         Signatures                                                                      18


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

              The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        September 30,          December 31,
                                                                            2000                   1999
                                                                        ------------           ------------
                                                                         (Unaudited)
Current Assets:
    Cash and cash equivalents                                           $ 56,392,945           $ 31,382,629
    Marketable securities                                                  1,044,957              2,253,039
    Accounts receivable, less allowance
     for doubtful accounts of $688,000
     and $661,000                                                         24,205,920             18,815,513
    Inventories                                                           23,826,524             24,210,654
    Prepaid expenses and other current
     assets                                                                  396,880                334,820
    Deferred income taxes                                                    465,000                111,000
                                                                        ------------           ------------
         Total Current Assets                                            106,332,226             77,107,655

Property, plant and equipment - net                                       37,698,134             36,021,708

Goodwill-net of amortization of
     $3,171,803 and $2,042,008                                            10,617,649             11,747,444

Other assets                                                                 365,029                372,475
                                                                        ------------           ------------

         TOTAL ASSETS                                                   $155,013,038           $125,249,282
                                                                        ============           ============











                                                                     (Continued)


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,          December 31,
                                                                            2000                   1999
                                                                        ------------           ------------
                                                                         (Unaudited)
Current Liabilities:
    Accounts payable                                                    $  9,028,310           $  4,375,915
    Accrued expenses                                                      13,427,232              9,021,672
    Income taxes payable                                                   1,485,699                241,850
    Dividends payable                                                        396,000                393,908
                                                                        ------------           ------------

         Total Current Liabilities                                        24,337,241             14,033,345

Deferred income taxes                                                        805,000                962,000
                                                                        ------------           ------------
         Total Liabilities                                                25,142,241             14,995,345
                                                                        ------------           ------------

Stockholders' Equity:
    Preferred stock, no par value -
     authorized 1,000,000 shares;
     none issued                                                              -                      -
    Class A common stock, par value
     $.10 per share - authorized
     10,000,000 shares; outstanding
     2,640,122 and 2,632,197 shares
     (net of 1,072,770 treasury
     shares)                                                                 264,012                263,220
    Class B common stock, par value
     $.10 per share - authorized
     30,000,000 shares; outstanding
     7,949,190 and 7,910,306 shares
     (net of 1,083,370 and 1,072,770
     treasury shares)                                                        794,919                791,031
    Additional paid-in capital                                             8,880,010              8,811,653
    Retained earnings                                                    119,868,358             99,839,765
    Cumulative other comprehensive
     income                                                                   63,498                548,268
                                                                        ------------           ------------

         Total Stockholders' Equity                                      129,870,797            110,253,937
                                                                        ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                        $155,013,038           $125,249,282
                                                                        ============           ============








                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                   Nine Months Ended                        Three Months Ended
                                                     September 30,                             September 30,
                                             -----------------------------           ------------------------------
                                                 2000             1999                   2000              1999
                                             ------------      -----------           -----------        -----------
Sales                                        $101,415,534      $89,747,178           $41,560,409        $30,536,478
                                             ------------      -----------           -----------        -----------
Costs and Expenses:
    Cost of sales                              62,392,790       57,858,865            24,745,347         19,605,012
    Selling, general and
     administrative expenses                   17,020,504       14,817,201             6,274,951          5,168,857
                                             ------------      -----------           -----------        -----------
                                               79,413,294       72,676,066            31,020,298         24,773,869
                                             ------------      -----------           -----------        -----------

Income from operations                         22,002,240       17,071,112            10,540,111          5,762,609

Other income - net                              2,949,212          537,898               865,056            206,789
                                             ------------      -----------           -----------        -----------

Earnings before income taxes                   24,951,452       17,609,010            11,405,167          5,969,398

Income tax provision                            3,736,000        2,455,000             1,221,000            654,000
                                             ------------      -----------           -----------        -----------

Net earnings                                 $ 21,215,452      $15,154,010           $10,184,167        $ 5,315,398
                                             ============      ===========           ===========        ===========

Earnings per common share-basic                     $2.01            $1.45                 $ .96              $ .51
                                                    =====            =====                 =====              =====

Earnings per common share-
 diluted                                            $1.94            $1.41                 $ .92              $ .50
                                                    =====            =====                 =====              =====

Weighted average number of
 common shares outstanding-basic               10,573,661       10,459,400            10,586,365         10,481,658
                                             ============      ===========           ===========        ===========
Weighted average number of
 common shares outstanding-
 diluted                                       10,957,680       10,754,798            11,115,074         10,746,026
                                             ============      ===========           ===========        ===========




                                                                     (Continued)
                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)



                                                   Nine Months Ended                       Three Months Ended
                                                     September 30,                            September 30,
                                             -----------------------------           ------------------------------
                                                 2000             1999                   2000               1999
                                             ------------      -----------           -----------        -----------
Net earnings                                 $ 21,215,452      $15,154,010           $10,184,167        $ 5,315,398

Other comprehensive income
 (expense), net of income taxes:

   Unrealized gain (loss) on
    marketable securities                        (488,975)         328,206                (6,757)           328,206
   Foreign currency
    translation adjustment                          4,142           14,585                11,081              5,360
                                             ------------      -----------           -----------        -----------
Comprehensive income                         $ 20,730,619      $15,496,801           $10,188,491        $ 5,648,964
                                             ============      ===========           ===========        ===========











                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                            2000                  1999
                                                                        -----------            -----------
Cash flows from operating activities:
     Net income                                                         $21,215,452            $15,154,010

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization                                        4,292,884              4,495,684
     Gain on sale of marketable
      securities                                                         (1,081,437)              (187,000)
     Other                                                                  (90,000)                  -
     Changes in operating assets and
      liabilities                                                         5,123,200             (6,845,336)
                                                                        -----------            -----------

       Net Cash Provided by Operating

          Activities                                                     29,460,099             12,617,358
                                                                        -----------            -----------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                                              (4,835,348)            (4,683,352)
 Purchase of treasury stock                                                (342,526)                  -
  Payment for acquisition                                                       -                  (43,806)
 Proceeds from sale of marketable
  securities                                                              2,251,179                   -
 Purchase of marketable securities                                         (773,253)            (1,353,396)
 Proceeds from repayment by contractors                                      96,750                 96,750
                                                                        -----------            -----------

      Net Cash Used in

          Investing Activities                                           (3,603,198)            (5,983,804)
                                                                        -----------            -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options                                    344,712                449,464
 Dividends paid to common shareholders                                   (1,191,297)              (786,947)
                                                                        -----------            -----------

     Net Cash Used in

      Financing Activities                                                 (846,585)              (337,483)
                                                                        -----------            -----------

Net Increase in Cash                                                     25,010,316              6,296,071
Cash and Cash Equivalents -
 beginning of period                                                     31,382,629             14,923,685
                                                                        -----------             ----------

Cash and Cash Equivalents -
 end of period                                                          $56,392,945            $21,219,756
                                                                        ===========            ===========






                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                            2000                  1999
                                                                        -----------            -----------
Changes in operating assets and
 liabilities consist of:
  (Increase) in accounts receivable                                     $(5,417,407)           $(3,067,209)
  (Increase) decrease in inventories                                        384,130             (2,952,219)
  (Increase) in prepaid expenses and
   other current assets                                                    (158,810)              (336,072)
  Decrease in other assets                                                    7,446                 59,421
  Increase (decrease) in accounts payable                                 4,652,395             (1,782,049)
  Increase (decrease) in accrued expenses                                 4,411,597               (398,475)
  Increase in income taxes payable                                        1,243,849              1,631,267
                                                                        -----------            -----------

                                                                        $ 5,123,200            $(6,845,336)
                                                                        ===========            ===========

Supplementary information:
Cash paid during the period for:

  Income taxes                                                          $ 1,320,000            $ 1,018,000
                                                                        ===========            ===========

Non-cash investing activities:
    Unrealized loss on marketable
     securities                                                         $   488,975            $   328,206
                                                                        ===========            ===========








                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

             The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

2.       Earnings Per Share

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the periods presented.

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

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Nine Months Ended                       Three Months Ended
                                                     September 30,                            September 30,
                                             ------------------------------          ------------------------------
                                                 2000              1999                  2000              1999
                                             ------------      ------------          ------------      ------------
Total Revenues:
   United States                             $ 60,437,686      $ 56,020,435          $ 25,860,735      $ 17,674,263
   Asia                                        94,371,509        86,094,564            37,233,628        32,136,515
   Less intergeographic
    revenues                                  (53,393,661)      (52,367,821)          (21,533,954)      (19,274,300)
                                             ------------      ------------          ------------      ------------
                                             $101,415,534      $ 89,747,178          $ 41,560,409      $ 30,536,478
                                             ============      ============          ============      ============

Income from Operations:
   United States                             $  2,274,072      $  1,732,530          $    672,851      $  1,051,172
   Asia                                        19,728,168        15,338,582             9,867,260         4,711,437
                                             ------------      ------------          ------------      ------------
                                             $ 22,002,240      $ 17,071,112          $ 10,540,111      $  5,762,609
                                             ============      ============          ============      ============




5. On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A and Class B shares from time to time in market or privately negotiated transactions. As of September 30, 2000 the Company had repurchased 10,600 Class B shares at a total cost of approximately $343,000.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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


                                                              Percentage of Net Sales
                                             ------------------------------------------------------
                                                Nine Months Ended               Three Months Ended
                                                  September 30,                     September 30,
                                             -----------------------            -------------------
                                             2000              1999             2000          1999
                                             -----             -----            -----         -----
Net sales                                    100.0%            100.0%           100.0%        100.0%
Cost of sales                                 61.5              64.5             59.5          64.2
Selling, general and
 administrative expenses                      16.8              16.5             15.1          16.9
Other income, net of
 interest expense                              2.9                .6              2.1            .7
Earnings before income
 tax provision                                24.6              19.6             27.4          19.5
Income tax provision                           3.7               2.7              2.9           2.1
Net earnings                                  20.9              16.9             24.5          17.4


         The following table sets forth, for the periods indicated, the percentage increase of items included in the Company's consolidated statements of operations.



                                             Increase from Prior Period
                                    ---------------------------------------------
                                    Nine Months Ended          Three Months Ended
                                    September 30, 2000         September 30, 2000
                                    compared with 1999         compared with 1999
                                    ------------------         ------------------
Net sales                                  13.0%                      36.1%
Cost of sales                               7.8                       26.2
Selling, general and
 administrative
 expenses                                  14.9                       21.4
Other income - net                        448.3                      318.3
Earnings before
 income tax provision                      41.7                       91.1
Income tax provision                       52.2                       86.7
Net earnings                               40.0                       91.6


Nine Months ended September 30, 2000 vs.
   Nine Months ended September 30, 1999

         Net Sales

         Net sales increased 13% from $89,747,178 during the first nine months of 1999 to $101,415,534 during the first nine months of 2000. The Company attributes this increase primarily to an increased volume of sales of belMag(TM), fuse and xDSL products and value-added components for the telecommunications industry.

         Cost of Sales

         Cost of sales as a percentage of net sales decreased 3.0% to 61.5% during the first nine months of 2000 from 64.5% during the first nine months of 1999. The decrease is primarily attributable to lower labor and factory overhead expenses due to the move of Telcom production to the Far East from Texas during the fourth quarter of 1999 and higher sales volume which results in greater manufacturing efficiencies offset in part by higher raw material content associated with the current sales mix.

         Selling, General and Administrative Expenses

         The percentage relationship of selling, general and administrative expenses to net sales increased .3% to 16.8% during the first nine months of 2000 from 16.5% during the first nine months of 1999. Selling, general and administrative expenses increased in dollar amount by approximately $2,203,000. The Company attributes the increase in the dollar amount of such expenses primarily to increases in commissions and other sales related expense due to increased sales and increases in sales, marketing and customer service salaries.

         Other Income and Expense

         During the first nine months of 2000 other income, consisting principally of gains on the sale of marketable securities and interest earned on cash equivalents, increased by approximately $2,411,000 compared to the first nine months of 1999. The increase is due to the gains on the sale of marketable securities and higher interest income as the Company maintained higher cash and cash equivalent balances.

         Provision for Income Taxes

         The provision for income taxes for the first nine months of 2000 was $3,736,000 as compared to $2,455,000 for the first nine months of 1999. The increase in the provision is due primarily to higher United States taxes, resulting from the gains on the sale of marketable securities and higher foreign earnings subject to taxes in 2000 versus 1999.

Three Months ended September 30, 2000 vs. Three Months ended September 30, 1999

         Net Sales

         Net sales increased 36.1% from $30,536,478 during the third quarter of 1999 to $41,560,409 during the third quarter of 2000. The Company attributes this increase primarily to the reasons set forth in the nine-month analysis.

         Cost of Sales

         Cost of sales as a percentage of net sales decreased 4.7% to 59.5% during the third quarter of 2000 from 64.2% during the third quarter of 1999. The Company attributes this decrease primarily to the reasons set forth in the nine-month analysis.

         Selling, General and Administrative Expenses

         The percentage relationship of selling, general and administrative expenses to net sales decreased 1.8% to 15.1% during the third quarter of 2000 from 16.9% during the third quarter of 1999. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by approximately $1,106,000. The Company attributes the increase in dollar amount of such expenses primarily to the reasons set forth in the nine-month analysis.

         Other Income and Expense

         Other income, consisting principally of interest earned on cash equivalents and gains on sale of marketable securities, increased by approximately $658,000 during the third quarter of 2000 compared to the third quarter of 1999. The increase is due to the reasons set forth in the nine-month analysis.

         Provision for Income Taxes

         The provision for income taxes for the third quarter of 2000 was $1,221,000 as compared to $654,000 for the third quarter of 1999. The increase in the provision is due primarily to higher earnings subject to taxes in the third quarter of 2000 versus 1999.

         Liquidity and Capital Resources

         Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flows from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. This statement represents a Forward Looking Statement. Actual results could differ materially from such statement if the Company experiences substantial unanticipated cash requirements.

         The Company has lines of credit, in the aggregate amount of $14 million, all of which were unused at September 30, 2000; $12 million is from domestic banks and $2 million is from foreign banks.

         The Company has contracted for the reconstruction and addition of new corporate offices in Jersey City in the amount of $2.5 million. As of September 30, 2000 approximately $920,000 has been paid towards this contract.

         On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A and Class B shares from time to time in market or privately negotiated transactions. As of October 31, 2000 the Company had repurchased 18,600 Class B shares at a total cost of approximately $609,000.

         During the first nine months of 2000, the Company's cash and cash equivalents increased by approximately $25 million, reflecting approximately $29.5 million provided by operating activities and approximately $2.3 million from the sale of marketable securities, offset, in part, by approximately $4.8 million in purchases of plant and equipment, $.8 million in purchases of marketable securities and approximately 1.2 million in dividends paid to common shareholders.

         Cash and cash equivalents and accounts receivable comprised approximately 52.7% and 41.9% of the Company's total assets at September 30, 2000 and December 31, 1999, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.4 to 1 and 5.5 to 1 at September 30, 2000 and December 31, 1999, respectively.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated statement of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

         The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, ability to procure adequate supplies and materials, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

PART II.  Other Information

         Item 1. Legal Proceedings

                 The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

         Item 6. Exhibits and Reports on Form 8-K

                 (a)   Exhibits:
                       27.1   Financial Data Schedule

                 (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

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



                                             BEL FUSE INC.





                                             By: /s/ DANIEL BERNSTEIN
                                                 -------------------------------
                                                 Daniel Bernstein, President



                                             By: /s/ COLIN DUNN
                                                 -------------------------------
                                                 Colin Dunn, Vice President
                                                 (Principal Financial and
                                                 Accounting Officer)


Dated:  November 9, 2000