Form 10-K
period 2000-12-31
BEL FUSE INC /NJ
filed 2001-03-19
CIK 729580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-K

         [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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


               198 VAN VORST STREET, JERSEY CITY, NEW JERSEY 07302
                                 (201) 432-0463
      ------------------------------------------------------------------------
       (Address and telephone number, including area code, of registrant's principal executive office)

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

                        Yes  __X__          No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of March 8, 2001 was approximately $60,800,000 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Aggregate market value of non-voting stock held by non-affiliates as of March 8, 2001 was approximately $187,043,000 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Number of shares of Common Stock outstanding as of March 8, 2001: 2,654,202 Class A Common Stock; 8,025,437 Class B Common Stock

Documents incorporated by reference:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                  BEL FUSE INC.

                                      INDEX

Part I                                                                    PAGE
    Item 1.   Business.............................................         1

    Item 2.   Properties...........................................         5

    Item 3.   Legal Proceedings....................................         5

    Item 4.   Submission of Matters to Vote of Security
              Holders..............................................         5

    Item 4A.  Executive Officers of the Registrant.................         6

Part II

    Item 5.   Market for Registrant's Common Equity
              And Related Stockholder Matters......................         8

    Item 6.   Selected Financial Data..............................         9

    Item 7.   Management's Discussion and Analysis
              Of Financial Condition and Results of
              Operations...........................................        10

    Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk....................................        14

    Item 8.   Financial Statements and Supplementary Data..........        15

    Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............        16

Part III

    Item 10.  Directors of the Registrant; Compliance with
              Section 16(a) of the Exchange Act....................        16

    Item 11.  Executive Compensation...............................        16

    Item 12.  Security Ownership of Certain
              Beneficial Owners and Management.....................        16

    Item 13.  Certain Relationships and Related Transactions.......        16

Part IV

    Item 14.  Exhibits, Financial Statement Schedules
              And Reports on Form 8-K..............................        18

Signatures.........................................................        20

*Page F-1 follows page 15

                           FORWARD LOOKING INFORMATION

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations described herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters," (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, and (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in
Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

                                     PART I

Item 1. Business

     General

     Bel Fuse Inc. (the "Company") is organized under New Jersey law. The Company does not have reportable segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is engaged in the design, manufacture and sale of products used in networking, telecommunication, automotive and consumer electronic applications. The Company operates facilities in the United States, Europe and the Far East. The Company maintains its principal executive offices at 206 Van Vorst Street, Jersey City, New Jersey 07302; telephone (201) 432-0463. The term "Company" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") Power Systems Signal Transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, was to be provided new product opportunities and continue to supply the majority of Lucent's telecom magnetic requirements. The Company has moved substantially all of the manufacturing of this business to the People's Republic of China. The Company has established research and development support and legacy product manufacturing in Dallas, Texas.

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

     Integrated Connector Modules

     These modules combine RJ-45 and USB connectors with the Company's magnetic components. In addition to connectivity, these modules provide the signal conditioning, electro-magnetic interference suppression and signal isolation which were previously performed by multiple, discrete components.

     Value-added Modules

     The Company supplies value-added modules to end users whose requirements can be satisfied by combining in one integrated package one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

     Miniature, Micro and Chip Fuses

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

Marketing

     The Company sells its products to more than 500 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's sales personnel throughout the world. As of December 31, 2000, the Company had a sales staff of 25 persons that supported 51 sales representative organizations and 1 non-exclusive distributor.

     The Company has written agreements with all of its sales representative organizations and major distributor. Written agreements terminable on short notice by either party are standard in the industry.

     Finished products manufactured by the Company in its Far East facilities are, in general, either sold to the Company's Jersey City facility for resale to customers in the Americas or are shipped directly to other customers throughout the world. For further information regarding the Company's geographic operations, see Note 7 of Notes to Consolidated Financial Statements.

     The Company had sales to three customers in excess of ten percent of 2000 consolidated sales. The amount and percentage of consolidated sales were approximately $20,707,000 (14.3%), $17,622,000 (12.1%) and $15,483,000 (10.2%),
respectively. The sales to these customers represent various products manufactured by the Company. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Research and Development

     The Company's research and development efforts in 2000 were spread among all of the Company's current product groups. The Company's research and development facilities are located in California, Indiana, Texas, and Hong Kong. In addition, the Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. Research and development costs amounted to $6,229,000 in 2000.

Suppliers

     The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

     With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. The preceding sentence constitutes a Forward-Looking Statement.

Backlog

     The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 25, 2001 was approximately $46 million, as compared with a backlog of $31.5 million as of February 25, 2000. Management expects that all of the Company's backlog as of February 25, 2001 will be shipped by December 31, 2001. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated shorter lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog is no longer as reliable an indicator of the timing of future sales as it has been in the past.

Trademarks and Patents

     The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from March 11, 2001 to August 29, 2020.

     The Company utilizes eight U.S. registered trademarks - BELFUSE, BEL, BELMAG, BELSTACK, BELSTICK, SLO-BEL, SURFUSE and Components for a Connected World - to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

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

Employees

     As of December 31, 2000, the Company had 1,101 full-time employees. The Company employed 117 people in its U.S. facilities and 984 throughout the rest of the world excluding workers supplied by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

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

Item 2. Properties

     The Company currently occupies approximately 490,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China and its special administrative regions ("SAR") of Hong Kong and Macau in the Far East, in California, Texas and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 43% of the 490,000 square feet the Company occupies is owned, while the remainder is leased. See Note 11 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

Item 3. Legal Proceedings

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

Item 4A. Executive Officers of the Registrant

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                   Positions and Offices
                                   Officer          With the Company/
Name and Age                        Since           Business Experience
------------                        -----           -------------------

Elliot Bernstein, 77                1954           Chairman of the Board,
                                                   Chief Executive Officer
                                                   and Director

Daniel Bernstein, 47                1985           President, Managing
                                                   Director of the Company's
                                                   Macau Subsidiary and
                                                   Director

Robert H. Simandl, 72               1967           Secretary and Director

Arnold Sutta, 74                    1985           Vice President of Sales

Peter Christoffer, 59               1986           Vice President of Research
                                                   and Development

Colin Dunn, 56                      1992           Vice President of Finance and
                                                   Treasurer

Joseph Meccariello, 50              1995           Vice President of
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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information

     On July 9, 1998 the shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share ("Class A" and "Class B," respectively), which are traded on the Nasdaq National Market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock on Nasdaq for each quarter during the past two years, after giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999. On that date, the Company issued one share of Class B Common Stock for each share of Class A Common Stock and Class B Common Stock outstanding on the applicable record date.

                                   Class A      Class B      Class A     Class B
                                     High         High         Low         Low
                                   -------      -------      -------     -------
Year Ended December 31, 1999
  First Quarter                     $24.75       $20.00       $15.31      $12.50
  Second Quarter                     21.19        18.63        13.38       12.88
  Third Quarter                      19.31        17.19        14.00       12.63
  Fourth Quarter                     37.38        35.00        16.68       14.56

Year Ended December 31, 2000
  First Quarter                     $25.75       $24.50       $18.50      $16.56
  Second Quarter                     29.50        28.81        14.81       14.88
  Third Quarter                      44.94        41.75        25.00       22.31
  Fourth Quarter                     46.00        44.94        28.75       27.00

     The Common Stock is reported under the symbol BELFA and BELFB in the Nasdaq National Market.

     (b) Holders

     As of March 1, 2001 there were 110 registered shareholders of the Company's Class A Common Stock and 133 registered shareholders of Class B Common Stock. The Company estimates that there were 2,482 beneficial shareholders of Class A Common Stock and 4,907 beneficial shareholders of Class B Common Stock.

     (c) Dividends

     There are no contractual restrictions on the Company's ability to pay dividends. On February 1, 2000, May 1, 2000, August 1, 2000, and November 1, 2000 the Company paid a $.05 per share dividend to all shareholders of record of class B Common Stock in the total amount of $393,908, $395,356, $395,504, and $396,091, respectively. On February 1, 1999, May 1, 1999, August 1, 1999 and November 1, 1999, the Company paid a $.10 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $254,239, $261,988, $262,356 and $262,469, respectively. On February 1, 2001 the Company paid a $.05 per share dividend to all shareholders of record at January 11, 2001 of Class B Common Stock in the total amount of $399,700.

Item 6. Selected Financial Data

                                                                  Years Ended December 31,
                                      -------------------------------------------------------------------------------
                                        2000              1999              1998              1997              1996
                                        ----              ----              ----              ----              ----
                                                     (In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales                             $145,227          $119,464          $ 90,754          $ 73,531          $ 65,458
Cost of sales                           88,479            76,113            58,654            50,724            46,539
Selling, general and
  administrative expenses               23,284            19,502            16,648            13,830            11,494
Other income - net (a)                   3,912               878             1,579             1,428             2,306
Earnings before
  income taxes                          37,376            24,727            17,031            10,405             9,731
Income tax provision                     5,159             3,435             1,813             1,555             1,925
Net earnings                            32,217            21,292            15,218             8,850             7,806
Earnings per common
  share - basic (b)                       3.04              2.03              1.47              0.87              0.77
Earnings per common
  share - diluted (b)                     2.94              1.98              1.45              0.86              0.76

                                                                      As of December 31,
                                      -------------------------------------------------------------------------------
                                        2000              1999              1998              1997              1996
                                        ----              ----              ----              ----              ----
                                                      (In thousands of dollars, except per share data)
Selected Balance Sheet Data:

Working capital                       $ 97,720          $ 65,077          $ 40,899          $ 44,750          $ 38,137
Total assets                           169,513           125,249           103,625            83,152            71,614
Stockholders' equity                   141,016           110,254            88,806            72,829            63,399
Book value per
  share (b)                              13.25             10.46              8.56              7.11              6.25
Return on average
  total assets, %                        21.87             18.25             12.50             11.60             11.50
Return on average
  Stockholders'
  equity, %                              25.64             20.93             19.00             13.10             13.10

     (a) Includes gains of $1,081 and $1,267 from the sale of marketable securities during 2000 and 1996, respectively.

     (b) After giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999.

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

                                             Percentage of Net Sales
                                     --------------------------------------
                                             Years Ended December 31,
                                     --------------------------------------
                                      2000            1999            1998
                                      ----            ----            ----

Net sales                            100.0%          100.0%          100.0%
Cost of sales                         60.9%           63.7%           64.6%
Selling, general and
  administrative expenses             16.0%           16.3%           18.3%
Other income, net of
  interest expense                     2.7%            0.7%            1.7%
Earnings before income
  taxes                               25.8%           20.7%           18.8%
Income tax provision                   3.6%            2.9%            2.0%
Net earnings                          22.2%           17.8%           16.8%

                                          Increase from
                                          Prior Period
                                   --------------------------------
                                   2000 compared      1999 compared
                                     with 1999         with 1998
                                   -------------     --------------

Net sales                              21.6%             31.6%

Cost of sales                          16.3%             29.8%

Selling, general and
  administrative expenses              19.4%             17.1%

Net earnings                           51.3%             39.9%

Sales

     Net sales increased 21.6% from approximately $119.5 million in 1999 to approximately $145.2 million in 2000. The Company attributes this increase primarily to an increased volume of sales of integrated connector modules ("ICM"), magnetic components and fuses.

     Net sales increased 31.6% from approximately $90.8 million in 1998 to approximately $119.5 million in 1999. The Company attributes this increase primarily to the inclusion of sales of telecom magnetic products of the signal transformer product line recently acquired from Lucent, and increased fuse sales.

   Cost of Sales

     Cost of sales as a percentage of net sales decreased from 63.7% in 1999 to 60.9% in 2000. The decrease is primarily attributable to lower labor and factory overhead expenses, the move of Telcom production to the Far East from Texas during the fourth quarter of 1999 and higher sales volume which results in greater manufacturing efficiencies offset, in part, by higher raw material content associated with the current sales mix.

     Cost of sales as a percentage of net sales decreased from 64.6% in 1998 to 63.7% in 1999. The decrease in the cost of sales percentage is primarily attributable to lower labor and factory overhead costs as a percentage of sales offset, in part, by higher material content, principally attributed to differences in sales mix.

   Selling, General and Administrative Expenses

           The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.3% in 1999 to 16.0% in 2000. The Company attributes the percentage decrease primarily to increased sales. Selling, general and administrative expenses increased in dollar amount by 19.4% over 1999. The Company attributes the increase in the dollar amount of such expenses primarily to increases in commissions and other sales related expense due to increased sales, and increases in sales, marketing and customer service salaries.

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

   Other Income - Net

     Other income, consisting principally of interest earned on cash and cash equivalents and gains on the sale of marketable securities, increased by approximately $3.0 million from the year 1999 to 2000. The increase is due to the gains on the sale of marketable securities and higher interest income as the Company maintained higher cash and cash equivalent balances.

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $700,000 from the year 1998 to 1999. The decrease is primarily due to the use of cash and cash equivalents in the acquisition of the signal transformer business for Lucent.

   Provision for Income Taxes

     The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Management has identified $20 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.1 million have been provided on such earnings ($2.1 million during 2000, $2.0 million during 1999 and $2.0 million in years prior to 1998).

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

     The provision for income taxes for 2000 was $5.2 million as compared to $3.4 million in 1999. The increase in the provision is due primarily to higher United States taxes, resulting from the gains on the sale of marketable securities and higher foreign earnings subject to taxes in 2000 versus 1999.

     The provision for income taxes in 1999 was $3.4 million as compared to $1.8 million in 1998. The increase in the provision is due primarily to higher foreign earnings and an increase in foreign effective tax rates in 1999 versus 1998.

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

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at December 31, 2000. The lines of credit are renewable annually. Borrowings under a $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in October 2001. Borrowing on the line of credit is guaranteed by the U.S. parent.

     The Company has contracted for the reconstruction and addition of new corporate offices in Jersey City in the amount of $2.6 million. As of December 31, 2000 approximately $1.8 million has been paid towards this contract.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Class A and Class B shares from time to time in market or privately negotiated transactions. As of December 31, 2000 the Company had repurchased 23,600 Class B shares at a total cost of approximately $808,000.

     During 2000, the Company's cash and cash equivalents increased by approximately $31.2 million, reflecting approximately $38.4 million provided by operating activities, $3.0 from the sale of marketable securities and $1.0 from the exercise of stock options, offset, in part, by approximately $8.1 million in purchases of plant and equipment, approximately $1.6 million in dividends and $.8 million in purchases of marketable securities.

     Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 51.9% and 42.2% of the Company's total assets at December 31, 2000 and 1999, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was and 5.5 to 1 and 7.5 to 1 at December 31, 2000 and 1999, respectively.

Other Matters

     Territories of Hong Kong, Macau and The People's Republic of China

     The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China in the middle of 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 49% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended December 31, 2000. Such adoption has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(i) the definition of employees for purposes of applying APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

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

                                  BEL FUSE INC.
                                      INDEX


                                                                        Page
Financial Statements                                                    ----
--------------------

Independent Auditors' Report ....................................       F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999 ....     F-2--F-3

Consolidated Statements of Operations for Each of the Three
 Years in the Period Ended December 31, 2000 ....................       F-4

Consolidated Statements of Stockholders' Equity
 for Each of the Three Years in the Period
 Ended December 31, 2000 ........................................     F-5--F-6

Consolidated Statements of Cash Flows for Each
 of the Three Years in the Period Ended
 December 31, 2000 ..............................................     F-7--F-9

Notes to Consolidated Financial Statements ......................    F-10--F-26

Selected Quarterly Financial Data--Years Ended
 December 31, 2000 and 1999 (Unaudited) .........................       F-27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/  DELOITTE & TOUCHE LLP

March 7, 2001
New York, New York

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,          December 31,
                                                        2000                 1999
                                                    ------------          ------------
                                       ASSETS

Current Assets:
     Cash and cash equivalents                      $ 62,587,033          $ 31,382,629
     Marketable securities                               231,431             2,253,039
     Accounts receivable - less allowances
      of $945,000 and $661,000                        25,165,748            18,815,513
     Inventories                                      30,259,606            24,210,654
     Prepaid expenses and other current
      assets                                             318,120               334,820
     Deferred income taxes                               654,000                    --
                                                    ------------          ------------

         Total Current Assets                        119,215,938            76,996,655
                                                    ------------          ------------

Property, plant and equipment - net                   39,738,064            36,021,708

Goodwill - net of amortization of
 $3,548,401 and $2,042,008                            10,241,051            11,747,444

Other assets                                             318,352               372,475
                                                    ------------          ------------

     TOTAL ASSETS                                   $169,513,405          $125,138,282
                                                    ============          ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,          December 31,
                                                                2000                  1999
                                                            ------------          ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                       $ 13,038,299          $  4,375,915
     Accrued expenses                                          8,058,326             4,969,672
     Income taxes payable                                             --               241,850
     Dividends payable                                           399,700               393,908
     Deferred income taxes                                            --               247,000
                                                            ------------          ------------
         Total Current Liabilities                            21,496,325            10,228,345
                                                            ------------          ------------

Deferred income taxes                                          7,001,000             4,656,000
                                                            ------------          ------------
         Total Liabilities                                    28,497,325            14,884,345
                                                            ------------          ------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued                                                     --                    --
     Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding
      2,646,828 and 2,632,197 shares, respectively
     (net of 1,072,770 treasury shares)                          264,683               263,220
     Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding
      7,993,783 and 7,910,306 shares, respectively
       (net of 3,218,310 treasury shares)                        799,379               791,031
     Additional paid-in capital                                9,419,553             8,811,653
     Retained earnings                                       130,470,576            99,839,765
     Cumulative other comprehensive
      income                                                      61,889               548,268
                                                            ------------          ------------
         Total Stockholders' Equity                          141,016,080           110,253,937
                                                            ------------          ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $169,513,405          $125,138,282
                                                            ============          ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended December 31,
                                                  --------------------------------------------------------
                                                     2000                   1999                  1998
                                                  ------------          ------------          ------------
Net Sales                                         $145,226,811          $119,463,650          $ 90,754,195
                                                  ------------          ------------          ------------

Costs and expenses:
     Cost of sales                                  88,478,545            76,112,866            58,654,040
     Selling, general and administrative            23,284,152            19,501,988            16,648,125
                                                  ------------          ------------          ------------
                                                   111,762,697            95,614,854            75,302,165
                                                  ------------          ------------          ------------

Income from operations                              33,464,114            23,848,796            15,452,030
Other income (net)                                   3,912,347               878,037             1,578,790
                                                  ------------          ------------          ------------

Earnings before income taxes                        37,376,461            24,726,833            17,030,820
Income tax provision                                 5,159,000             3,435,000             1,813,000
                                                  ------------          ------------          ------------

Net earnings                                      $ 32,217,461          $ 21,291,833          $ 15,217,820
                                                  ============          ============          ============

Earnings per common share - basic                 $       3.04          $       2.03          $       1.47
                                                  ============          ============          ============

Earnings per common share - diluted               $       2.94          $       1.98          $       1.45
                                                  ============          ============          ============

Weighted average number of
 common shares outstanding - basic                  10,582,916            10,476,670            10,361,630
                                                  ============          ============          ============
Weighted average number of
 common shares outstanding - diluted                10,953,540            10,777,485            10,527,844
                                                  ============          ============          ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Cumulative
                                                                         Other
                                             Compre-                     Compre-                   Class A    Class B  Additional
                                             hensive      Retained       hensive       Common       Common     Common    Paid-In
                                Total        Income      Earnings     Income (loss)    Stock        Stock      Stock     Capital
                              ----------   -----------  -----------  -------------- ------------  ---------   -------  ----------
Balance, January 1, 1998     $72,829,410                $64,771,298     $ 20,167    $ 1,024,384   $     --   $     --  $7,013,561
Exercise of stock
  options                        863,138                                                 16,016        231        693     846,198
Effect of splitting Common
  stock into A and B shares                                                          (1,040,400)   260,100    780,300
Tax benefits arising
  from the non-qualified
  disposition of
  incentive sock options         181,000                                                                                  181,000
Cash dividends on Class B
  Common stock-$.10 per share   (260,331)                  (260,331)
Currency translation
  adjustment                     (24,878)  $   (24,878)                  (24,878)
Net earnings                  15,217,820    15,217,820   15,217,820
                                           -----------
      Comprehensive Income                 $15,192,942
                                           ===========
                             -----------                -----------     --------    -----------   --------   --------  ----------
Balance, December 31, 1998    88,806,159                 79,728,787       (4,711)            --    260,331    780,993   8,040,759
Exercise of stock
  options                        662,821                                                             2,889     10,038     649,894
Tax benefits arising
  from the non-qualified
  disposition of
  incentive sock options         121,000                                                                                  121,000
Cash dividends on Class B
  common stock                (1,180,855)                (1,180,855)
Currency translation
  adjustment                      15,275   $    15,275                    15,275
Unrealized gain
  on marketable
  securities-net of taxes        537,704       537,704                   537,704
Net earnings                  21,291,833    21,291,833   21,291,833
                                           -----------
      Comprehensive Income                 $21,844,812
                                           ==========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Cumulative
                                                                           Other
                                               Compre-                     Compre-              Class A   Class B     Additional
                                               hensive      Retained      hensive      Common    Common    Common      Paid-In
                                  Total        Income       Earnings    Income (loss)  Stock     Stock     Stock       Capital
                             -------------  ------------  ------------  -------------  ------  ---------  ---------   ----------
Balance, December 31, 1999     110,253,937                  99,839,765    548,268         --     263,220    791,031    8,811,653
Exercise of stock
  options                          962,516                                                         1,463     10,708      950,345
Tax benefits arising
  from the non-qualified
  disposition of
  incentive sock options           438,000                                                                                438,000
Cash dividends on Class B
  common stock                  (1,586,650)                 (1,586,650)
Currency translation
  adjustment                        26,607  $     26,607                   26,607
Purchase and retirement of
  common stock                    (807,805)                                                                  (2,360)     (805,445)
Issuance of stock warrants
  for consulting services           25,000                                                                                 25,000
Decrease in marketable
  securities-net of taxes         (512,986)     (512,986)                (512,986)
Net earnings                    32,217,461    32,217,461    32,217,461
                                            ------------
      Comprehensive Income                  $ 31,731,082
                                            ============
                             -------------                ------------   --------      -----   ---------  ---------   -----------
Balance, December 31, 2000   $ 141,016,080                $130,470,576   $ 61,889      $  --   $ 264,683  $ 799,379   $ 9,419,553
                             =============                ============   ========      =====   =========  =========   ===========

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                           ------------------------
                                                   2000             1999              1998
                                                   ----             ----              ----
Cash flows from operating
activities:
     Net income                                $ 32,217,461     $ 21,291,833     $ 15,217,820
Adjustments to reconcile net
 income to net cash provided
 by operating activities
     Depreciation and amortization                5,931,755        6,100,768        4,128,868
     Other                                          493,269          126,929          303,108
     Deferred income taxes                        1,783,000        1,634,000          416,000
     Gain on sale of marketable securities       (1,081,437)              --               --
     Changes in operating assets
      and liabilities                              (941,946)      (5,908,708)      (4,250,999)
                                               ------------     ------------     ------------
        Net Cash Provided by
         Operating Activities                    38,402,102       23,244,822       15,814,797
                                               ------------     ------------     ------------

Cash flows from investing activities:
     Purchase of property, plant
      and equipment                              (8,127,595)      (5,272,130)      (3,652,388)
     Purchase of marketable
      securities                                   (773,253)      (1,357,335)      (2,830,415)
     Payment for acquisition                             --          (43,806)     (27,514,000)
     Proceeds from sale of
      marketable securities                       3,024,432               --        2,829,840
     Proceeds from sale of
      equipment                                         865          136,953           14,291
                                               ------------     ------------     ------------
         Net Cash (Used in)
            Investing Activities                 (5,875,551)      (6,536,318)     (30,986,217)
                                               ------------     ------------     ------------

                See notes to consolidated financial statements.
                                                                     (Continued)

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                 Year Ended December 31,
                                                                 ------------------------
                                                          2000             1999             1998
                                                          ----             ----             ----
Cash flows from financing
  activities:
     Repurchase of common stock                         (807,805)              --               --
     Loan repayments                                     104,000          128,804          166,455
     Dividends paid to
       common shareholders                            (1,580,858)      (1,041,185)              --
     Proceeds from exercise of
      stock options                                      962,516          662,821          863,138
                                                    ------------     ------------     ------------

     Net Cash Provided by
       (used in) financing
       activities                                     (1,322,147)        (249,560)       1,029,593
                                                    ------------     ------------     ------------
Net Increase (decrease) in
  Cash and Cash Equivalents                           31,204,404       16,458,944      (14,308,282)
Cash and Cash Equivalents
  - beginning of year                                 31,382,629       14,923,685       29,231,967
                                                    ------------     ------------     ------------
Cash and Cash Equivalents
  - end of year                                     $ 62,587,033     $ 31,382,629     $ 14,923,685
                                                    ============     ============     ============


 Changes in operating assets
  and liabilities consist of:
     Increase in accounts
       receivable                                   $ (6,377,235)    $ (1,742,976)    $ (5,981,158)
     Increase in inventories                          (6,048,952)      (2,363,091)      (2,215,625)
     Increase in prepaid
      expenses and other
      current assets                                     (87,300)        (109,755)        (142,042)
     Decrease in other assets                             54,123           76,778          131,511
     Increase (decrease) in
      accounts payable                                 8,662,384         (609,925)       1,517,943

     (Decrease) increase in
      accrued expenses                                 3,096,884       (1,391,342)       2,665,640
     Increase (decrease) in
      income taxes payable                              (241,850)         231,603         (227,268)
                                                    ------------     ------------     ------------

                                                    $   (941,946)    $ (5,908,708)    $ (4,250,999)
                                                    ============     ============     ============

                See notes to consolidated financial statements.
                                                                     (Continued)

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                  Year Ended December 31,
                                                  -----------------------
                                            2000           1999           1998
                                            ----           ----           ----
Supplementary information:
  Cash paid during the year for:
    Income Taxes                        $ 3,183,000    $ 1,598,000    $ 1,261,000
                                        ===========    ===========    ===========

     Details of acquisition:
        Fair value of assets
         acquired                                                     $27,514,000
        Liabilities assumed                                                    --
                                                                      -----------
     Net cash paid for
      acquisition                                                     $27,514,000
                                                                      ===========

Warrants issued in connection with
  consulting services                   $    25,000
                                        ===========


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Bel Fuse Inc. and its subsidiaries (the "Company") operate in one industry segment and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. Operations are managed on a geographic basis. Sales are predominantly in North America, Western Europe and the Far East.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2000 and 1999, cash equivalents approximate $53,128,000 and $19,586,000, respectively.

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

     AMORTIZATION OF INTANGIBLES - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired in a business acquisition. Goodwill and other intangible assets are amortized on a straight-line basis over 3 1/2 to 15 years. Amortization expense was $1,506,000 in 2000, $1,518,000 in 1999, and $394,000 in 1998.

     DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings and improvements over their estimated useful lives.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES - The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

     Except for a portion of foreign earnings, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of dividends.

     The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment, the assumed repatriation of a portion of foreign earnings and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

     STOCK - BASED COMPENSATION - The Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Options Issued to Employees". Accordingly, stock options granted to employees are recorded using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement Of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

     EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated discounted future net cash flows of the related long-lived asset. As of December 31, 2000, management concluded that no impairment exists.

     EARNINGS PER COMMON SHARE - Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 370,624, 300,815, and 166,214 for the years ended December 31, 2000, 1999 and 1998, respectively. During the three years ended December 31, 2000, there were no antidilutive options and warrants omitted from the calculation of diluted earnings per share.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

     NEW FINANCIAL ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(i) the definition of employees for purposes of applying APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITION

     On October 2, 1998, the Company acquired the manufacturing assets, primarily consisting of inventory and fixed assets, of Lucent Technologies, Inc.'s ("Lucent") signal transformer product line in exchange for approximately $27 million in cash. Under the terms of the agreement, the Company, among other things, was to be provided new product opportunities and continue to supply the majority of Lucent's telecom magnetic requirements. The Company has moved substantially all of the manufacturing of this business to the People's Republic of China. The Company has established research and development, support and legacy product manufacturing in Dallas, Texas.

     The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from October 2, 1998 to December 31, 1998. Intangible assets and goodwill which arose in connection with the acquisition in the amount of $13.5 million, are being amortized over 3 1/2 to 15 years using the straight line method. Proforma unaudited results of operations for the year ended December 31, 1998 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 1998. Proforma adjustments have been made for amortization of intangibles, depreciation, reduction of interest income and income taxes. The proforma results are as follows:

                                                     Year Ended
                                                    December 31,
                                                        1998
                                               ----------------------
                                                Dollars in thousands
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

(2) After giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MARKETABLE SECURITIES

     At December 31, 2000 and 1999 respectively, marketable securities have a cost of $186,000 and $1,357,000, an estimated fair value of $231,000 and $2,253,000, gross unrealized gain of $45,000 and $896,000 and realized gain of $1,081,000 during 2000. The realized gain in 2000 is included in other income
(net).

4. INVENTORIES

     Inventories consist of the following:

                                                 December 31,
                                         --------------------------
                                             2000           1999
                                         -----------    -----------

Raw materials                            $16,486,878    $11,811,699
Work in process                               91,095        100,273
Finished goods                            13,681,633     12,298,682
                                         -----------    -----------

                                         $30,259,606    $24,210,654
                                         ===========    ===========

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                 December 31,
                                         --------------------------
                                             2000           1999
                                         -----------    -----------

Land                                     $ 1,164,436    $ 1,164,436
Buildings and improvements                16,027,254     14,282,892
Machinery and equipment                   57,654,254     51,331,262
Idle property held for sale                  935,000        935,000
                                         -----------    -----------
                                          75,780,944     67,713,590
Less accumulated depreciation             36,042,880     31,691,882
                                         -----------    -----------

                                         $39,738,064    $36,021,708
                                         ===========    ===========


     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $4,425,000, $4,585,000, and $3,735,000, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

     The provision for income taxes consists of the following:

                                           Years Ended December 31,
                                           ------------------------
                                   2000              1999               1998
                               -----------        -----------        -----------
Current:

    Federal                    $ 1,758,000        $   907,000        $   935,000
    Foreign                      1,367,000            729,000            352,000
    State                          251,000            165,000            200,000
                               -----------        -----------        -----------
                                 3,376,000          1,801,000          1,487,000
                               -----------        -----------        -----------
Deferred:
    Federal                      1,806,000          1,691,000            180,000
    Foreign                        (23,000)           (57,000)           146,000
                               -----------        -----------        -----------
                                 1,783,000          1,634,000            326,000
                               -----------        -----------        -----------

                               $ 5,159,000        $ 3,435,000        $ 1,813,000
                               ===========        ===========        ===========

     A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                            Years Ended December 31,
                                            ------------------------
                                     2000             1999             1998
                                 ------------     ------------     ------------
Tax provision computed
  at the Federal sta-
  tutory rate                    $ 12,708,000     $  8,407,000     $  5,791,000
Increase (decrease) in
 taxes resulting from:
    Lower tax rates applicable
       to foreign operations       (7,376,000)      (4,924,000)      (4,255,000)
   State taxes, net of federal
      benefit                         166,000          109,000          132,000
   Other, net                        (339,000)        (157,000)         145,000
                                 ------------     ------------     ------------
                                 $  5,159,000     $  3,435,000     $  1,813,000
                                 ============     ============     ============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES (continued)

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                     December 31,
                                ------------------------------------------------------
                                           2000                        1999
                                --------------------------   -------------------------
                                 Temporary                    Temporary
                                 Difference     Tax Effect    Difference   Tax Effect
                                -----------    -----------   -----------   -----------
Deferred Liabilities-
  non-current
    Depreciation and
    amortization                $11,334,000    $   872,000   $13,961,000   $   604,000

Unremitted earnings
  foreign subsidiaries
  not permanently
  reinvested                     20,430,000      6,129,000    13,507,000     4,052,000
                                -----------    -----------   -----------   -----------

                                $31,764,000    $ 7,001,000   $27,468,000   $ 4,656,000
                                ===========    ===========   ===========   ===========

Deferred  Assets
 (Liabilities)-current
  Unrealized
   appreciation
   in marketable
   securities                   $   (45,000)   $   (18,000)  $  (896,000)  $  (358,000)
  Other temporary
   differences                    1,635,000        672,000       278,000       111,000
                                -----------    -----------   -----------   -----------

                                $ 1,590,000    $   654,000   $  (618,000)  $  (247,000)
                                ===========    ===========   ===========   ===========

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

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES (continued)

     It is management's intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 2000, 1999, or 1998. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $102.3 million at December 31, 2000. Estimated income taxes related to unrepatriated foreign earnings would approximate $30.7 million. Management has identified approximately $20 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.1 million have been provided on such earnings ($2.1 million during 2000 and $2.0 million during 1999 and $2.0 million in years prior to 1998).

7. SEGMENTS - GEOGRAPHIC AREAS

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operations are managed on a geographic basis. The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States, Europe and the Far East.

     The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows: The amount and percentages of the Company's sales to three customers were approximately $20,707,000 (14.3%), $17,622,000 (12.1%) and $15,483,000 (10.2%) in 2000, $24,066,000 (20.1%), $21,118,000
(17.7%) and $12,733,000 (10.7%) in 1999, respectively; sales and related percentages to two customers were; $23,055,000 (25.4%) and $13,385,000 (14.7%)
in 1998, respectively. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

                                     2000              1999              1998
                                     ----              ----              ----
Revenue from unrelated
 entities and country
 of Company's domicile:
  United States (1)             $  84,389,919     $  69,603,111     $  47,884,195
  Asia/Pacific                     30,021,853        23,675,905        17,914,000
  Hong Kong                        14,292,061         7,622,297         4,337,000
  United Kingdom                    2,211,792           347,745         1,657,000
  Europe                           13,903,454        17,835,412        17,656,000
  Other                               407,732           379,180         1,306,000
                                -------------     -------------     -------------
                                $ 145,226,811     $ 119,463,650     $  90,754,195
                                =============     =============     =============

Total revenues:
  United States                 $  84,875,000     $  72,048,046     $  49,641,429
  Asia                            121,230,526       104,083,997        75,662,502
  Less intergeographic
    revenues                      (60,878,715)      (56,668,393)      (34,549,736)
                                -------------     -------------     -------------
                                $ 145,226,811     $ 119,463,650     $  90,754,195
                                =============     =============     =============

Income from Operations:
  United States                 $   3,735,292     $   2,299,951     $   1,877,219
  Asia                             29,728,822        21,548,845        13,574,811
                                -------------     -------------     -------------
                                $  33,464,114     $  23,848,796     $  15,452,030
                                =============     =============     =============

Identifiable Assets:
  United States                 $  49,925,968     $  51,770,893     $  42,374,486
  Asia                            123,634,713        87,826,707        66,096,256
  Less intergeographic
    eliminations                   (4,047,276)      (14,459,318)       (4,846,114)
                                -------------     -------------     -------------
Total identifiable assets       $ 169,513,405     $ 125,138,282     $ 103,624,628
                                =============     =============     =============

Capital Expenditures:
  United states                 $   2,337,330     $   1,334,885     $     469,286
  Asia                              5,790,265         3,937,245         3,183,102
                                -------------     -------------     -------------
                                $   8,127,595     $   5,272,130     $   3,652,388
                                =============     =============     =============

Depreciation and Amortization
 expense:
   United States                $   1,262,419     $   1,208,414     $     639,637
   Asia                             4,669,336         4,892,354         3,489,231
                                -------------     -------------     -------------
                                $   5,931,755     $   6,100,768     $   4,128,868
                                =============     =============     =============

(1) Includes Mexico and Canada

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

     The territory of Hong Kong became a Special Administrative Region ("SAR") of the People's Republic of China in the middle of 1997. The territory of Macau became a SAR of the People's Republic of China at the end of 1999. Management cannot presently predict what future impact, this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 49% of its identifiable assets are located in The People's Republic of China and its special administrative regions ("SAR") of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     The Company's research and development facilities are located in California, Indiana, Texas and Hong Kong. Research and development costs, which are expensed as incurred, amounted to $6,229,000 in 2000, $5,932,000 in 1999, and $4,989,000 in 1998.

8. RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $261,000, $281,000, and $174,000, respectively. As of December 31, 2000, the plans owned 34,873 and 140,792 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $518,000, $511,000, and $516,000, respectively. The Company has agreed to repurchase its stock, from the plan, if no market exists, should it be requested to do so by the trustees of the Company's Far East plan. As of December 31, 2000, the plan owned 4,820 and 22,079 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

9. STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five (25%) percent one year from the date of grant and twenty-five (25%) percent for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. All outstanding options as of July 9, 1998 were split equally into Class A Common Stock and Class B Common Stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTION PLAN (Continued)


                                                                December 31,
                                                --------------------------------------------
                                                   2000             1999            1998
                                                ------------    ------------    ------------
Net earnings - as reported                      $ 32,217,461    $ 21,291,833    $ 15,217,820
Net earnings - pro forma                        $ 30,576,995    $ 20,373,438    $ 14,717,692
Earnings per share - basic - as reported              $ 3.04          $ 2.03          $ 1.47
Earnings per share - basic - pro forma                $ 2.89          $ 1.95          $ 1.43
Earnings per share - diluted - as reported            $ 2.94          $ 1.98          $ 1.45
Earnings per share - diluted - pro forma              $ 2.79          $ 1.89          $ 1.41

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividends yield of .8%, .8% and 0%; expected volatility of 76%, 0% and 65% for Class A and 85%, 82% and 59% for Class B; risk-free interest rate of 5%, 5% and 5.05%, and expected lives of 5 years.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN (Continued)

     Information regarding the Company's Plan for 2000, 1999, and 1998 is as follows after giving retroactive effect to a two for one stock split on December 1, 1999:

                                              2000                          1999                         1998
                                   -------------------------     --------------------------    ------------------------
                                                   Weighted-                      Weighted-                   Weighted-
                                                    Average                        Average                     Average
                                                   Exercise                       Exercise                    Exercise
                                      Shares         Price         Shares          Price         Shares         Price
                                   ------------    ---------     ----------     -----------    -----------    ---------
Options out-
  standing, begin-
  ning of year                        568,137      $  9.03         523,400          $ 6.07        472,800         $ 5.73
Options exercised                    (121,708)     $  7.91        (129,263)         $ 5.13       (169,400)        $ 5.10
Options granted                       376,000      $ 17.34         174,000          $15.40        230,000         $ 6.07
Options cancelled                          --                           --          $   --         10,000         $ 6.44
                                    ---------                    ---------                      ---------
Options out-
  standing, end
  of year                             822,429      $ 13.07         568,137          $ 9.03        523,400         $ 6.07
                                    =========                    =========                       ========
Options price
  range at end
  of year                         $5.75 to $19.00              $5.75 to $15.44                $3.25 to $6.63
Options price
  range for
  exercised
  shares                          $5.75 to $15.44              $3.25 to $7.00                 $3.25 to $7.00
Options available
  for grant at end
  of year                             337,000                      713,000                        887,000

Weighted-
  average fair
  value of options,
  granted during
  the year                             $9.28                        $9.61                          $3.35

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN (continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                                Weighted-
                            Number Out-          Average       Weighted           Number          Weighted-
         Range of           standing at         Remaining       Average       Exercisable at       Average
         Exercise           December 31,       Contractual     Exercise         December 31,      Exercise
          Prices                2000               Life          Price             2000             Price
   -------------------   -----------------    ------------    -----------    ---------------    -----------
      $5.75 to $7.00            292,429          2 years       $   6.36           127,793         $  6.51
     $15.38 to $15.44           154,000          3 years       $  15.41            21,000         $ 15.40
     $17.00 to $19.00           376,000          4 years       $  17.34                --         $    --
                               --------                                           -------
                                822,429                                           148,793
                               ========                                           =======

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

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2000 the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company's outstanding common shares. During the year the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

11. COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

                    Years Ending
                    December 31,
                    ------------

                        2001            $  425,000
                        2002               271,000
                        2003               208,000
                        2004               141,000
                        2005               135,000
                        2006                72,000
                                        ----------
                                        $1,252,000
                                        ==========

     Rental expense was approximately $670,000, $600,000, and $521,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

     Credit Facilities

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at December 31, 2000. The lines of credit are renewable annually. Borrowings under the $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000 which expires in October 2001. Borrowing on the line of credit is guaranteed by the U.S. parent.

     Facilities

     The Company has contracted for the renovation and addition of new corporate offices in Jersey City in the amount of $2.6 million. As of December 31, 2000, $1.8 million has been paid towards this contract.

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                               Quarter Ended                               Total Year
                       ---------------------------------------------------------------        Ended
                        March 31,         June 30,      September 30,     December 31,     December 31,
                          2000              2000            2000              2000            2000
                       -----------      -----------     -------------     ------------     ------------
Net sales              $26,133,179      $33,721,946      $41,560,409      $43,811,277      $145,226,811

Gross profit             9,428,734       12,778,998       16,815,062       17,725,472        56,748,266

Net earnings             4,471,801        6,559,484       10,184,167       11,002,009        32,217,461

Earnings
  per share
  - basic (1) (2)      $      0.42      $      0.62      $      0.96      $      1.04      $       3.04

Earnings
  per share -
  diluted (1) (2)      $      0.41      $      0.60      $      0.92      $      0.98      $       2.91


                                                Quarter Ended                               Total Year
                       ---------------------------------------------------------------         Ended
                        March 31,         June 30,       September 30,    December 31,     December 31,
                          1999             1999              1999             1999             1999
                       -----------      -----------      -----------      ------------     ------------
Net sales              $30,758,768      $28,451,932      $30,536,478      $29,716,472      $119,463,650

Gross profit            10,444,162       10,512,466       10,931,466       11,462,471        43,350,565

Net earnings             5,121,033        4,717,579        5,315,398        6,137,823        21,291,833

Earnings
  per share
  - basic (1) (2)      $      0.49      $      0.45      $      0.51      $      0.58      $       2.03

Earnings
  per share -
  diluted (1) (2)      $      0.48      $      0.44      $      0.50      $      0.57      $       1.99


(1) Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(2) After giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.


                                             PART III

                    The information required by Items 10 through 13 is included in the Company's 2001 definitive proxy statement under the captions Election of Directors, Beneficial Ownership of the Company's Stock, Section 16(a) Beneficial Ownership Reporting Compliance; Summary of Cash and Certain Other Compensation; Employment Agreement; Option Exercises and Holdings; the Board of Directors; Committees of the Board; Directors' Compensation. Compensation Committee Interlocks and Insider Participation; and Vote Required Shares Entitled to Vote Principal Shareholders. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----

(a)          Financial Statements

        1. Financial statements filed as a part of this Annual Report on Form 10-K:

             Independent Auditors' Report                               F-1

             Consolidated Balance Sheets as of December 31,
             2000 and 1999                                           F-2 - F-3

             Consolidated Statements of Operations for Each
             of the Three Years in the Period Ended
             December 31, 2000                                          F-4

             Consolidated Statements of Stockholders' Equity
             for Each of the Three Years in the Period
             Ended December 31, 2000                                 F-5 - F-6

             Consolidated Statements of Cash Flows for Each
             of the Three Years in the Period Ended
             December 31, 2000                                       F-7 - F-9

             Notes to Consolidated Financial Statements             F-10 - F-26

             Selected Quarterly Financial Data - Years Ended
             December 31, 2000 and 1999 (Unaudited)                    F-27

        2. Financial statement schedules filed as part of this report:

             Schedule II:  Valuation and Qualifying Accounts           S-1

             All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)          Reports on Form 8-K

             The Company did not file any current reports on Form 8-K during the three month period ended December 31, 2000.

(c)          Exhibits

        3.1 Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

EXHIBIT NO.:

      10.6 Agreement for the Purchase and Sale of Assets by and among Lucent Technologies Inc. and Lucent Technologies Maquiladoras Inc. (each as Seller) and Bel Fuse Inc. (Buyer) dated October 9, 1998. Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated October 17, 1998.

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

                                   BEL FUSE, INC.

                              BY:  /s/  DANIEL BERNSTEIN
                                   -----------------------------------
                                   Daniel Bernstein, President

                                   /s/ COLIN DUNN
                                   -----------------------------------
                                   Colin Dunn, Vice President of
                                    Finance and Chief Financial Officer

Dated:  March 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                       Date
---------                                  -----                       ----

                               Chairman of the Board
/s/ ELLIOT BERNSTEIN           and Director (Principal            March 19, 2001
------------------------       Executive Officer)
Elliot Bernstein


                               President, (Principal
/s/ DANIEL BERNSTEIN           Financial and Accounting           March 19, 2001
------------------------       Executive Officer)
Daniel Bernstein


/s/ HOWARD B. BERNSTEIN        Director                           March 19, 2001
------------------------
Howard B. Bernstein


/s/ ROBERT H. SIMANDL          Director                           March 19, 2001
------------------------
Robert H. Simandl


/s/ PETER GILBERT              Director                           March 19, 2001
------------------------
Peter Gilbert


/s/ JOHN TWEEDY                Director                           March 19, 2001
------------------------
John Tweedy


/s/ JOHN JOHNSON               Director                           March 19, 2001
------------------------
John Johnson