Form 10-Q
period 2001-03-31
BEL FUSE INC /NJ
filed 2001-05-10
CIK 729580

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


         [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to__________


                         Commission File Number 0-11676
                   ------------------------------------------


                                  BEL FUSE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                         22-1463699
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


206 VAN VORST STREET, JERSEY CITY, NEW JERSEY                     07302
---------------------------------------------             -------------------
(Address of principal executive offices)                       (Zip Code)


                                  201-432-0463
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


               198 VAN VORST STREET, JERSEY CITY, NEW JERSEY 07302
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     At April 30, 2001, there were 2,655,952 shares of Class A Common Stock, $.10 par value, outstanding and 8,044,187 shares of Class B Common Stock, $.10 par value, outstanding.


================================================================================

                                  BEL FUSE INC.

                                      INDEX

                                                                    Page Number
                                                                    -----------

 Part I.       Financial Information

     Item 1.   Financial Statements                                        1

               Consolidated Balance Sheets as of March 31, 2001
               (unaudited) and December 31, 2000                         2 - 3

               Consolidated Statements of Opera-
               tions and Comprehensive Income
               for the Three Months Ended
               March 31, 2001 and 2000 (unaudited)                       4 - 5

               Consolidated Statements of
               Cash Flows for the Three
               Months Ended March 31, 2001 and 2000 (unaudited)          6 - 7

               Notes to Consolidated Financial
               Statements (unaudited)                                    8 - 9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10 - 13

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                            13 - 14

Part II. Other Information

     Item 1.   Legal Proceedings                                           15

     Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                                 16

PART I.      Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                   BEL FUSE INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                              March 31,       December 31,
                                                2001             2000
                                             ------------     ------------
                                              (Unaudited)
Current Assets:
     Cash and cash equivalents               $ 63,941,567     $ 62,587,033
     Marketable securities                        231,431          231,431
     Accounts receivable, less allowance
      for doubtful accounts of $945,000        19,108,629       25,165,748
     Inventories                               34,028,090       30,259,606
     Prepaid expenses and other current
      assets                                      621,382          318,120
     Deferred income taxes                        660,000          654,000
                                             ------------     ------------
      Total Current Assets                    118,591,099      119,215,938
Property, plant and equipment - net            41,166,542       39,738,064
Goodwill-net of amortization of
      $3,941,907 and $3,548,401                 9,847,545       10,241,051
Other assets                                      308,412          318,352
                                             ------------     ------------
      TOTAL ASSETS                           $169,913,598     $169,513,405
                                             ============     ============


                See notes to consolidated financial statements.

                    BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,      December 31,
                                                  2001            2000
                                              ------------     ------------
                                              (Unaudited)
Current Liabilities:
     Accounts payable                         $  7,160,411     $ 13,038,299
     Accrued expenses                            6,332,234        8,058,326
     Dividends payable                             400,000          399,700
                                              ------------     ------------
      Total Current Liabilities                 13,892,645       21,496,325

Deferred income taxes                            7,335,000        7,001,000
                                              ------------     ------------
      Total Liabilities                         21,227,645       28,497,325
                                              ------------     ------------
Stockholders' Equity:
     Preferred stock, no par value -
       authorized 1,000,000 shares;
       none issued                                    --               --
     Class A common stock, par value
       $.10 per share - authorized
       10,000,000 shares; outstanding
       2,655,952 and 2,646,828 shares
       (net of 1,072,770 treasury shares)          265,595          264,683
     Class B common stock, par value
       $.10 per share - authorized
       30,000,000 shares; outstanding
       8,041,187 and 7,993,783 shares
       (net of 3,218,310 treasury shares)          804,119          799,379
     Additional paid-in capital                  9,914,648        9,419,553
     Retained earnings                         137,647,258      130,470,576
     Cumulative other comprehensive
      income                                        54,333           61,889
                                              ------------     ------------
      Total Stockholders' Equity               148,685,953      141,016,080
                                              ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  169,913,598      169,513,405
                                              ============     ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)


                                       Three Months Ended  March 31,
                                       -----------------------------
                                          2001             2000
                                       -----------     -------------

Sales                                  $33,703,785     $26,133,179
                                       -----------     -----------
Costs and Expenses:
     Cost of sales                      20,271,565      16,704,445
     Selling, general and
      administrative expenses            5,625,144       5,169,744
                                       -----------     -----------
                                        25,896,709      21,874,189
                                       -----------     -----------
Income from operations                   7,807,076       4,258,990

Other income - net                         825,606       1,476,811
                                       -----------     -----------
Earnings before income taxes             8,632,682       5,735,801

Income tax provision                     1,056,000       1,264,000
                                       -----------     -----------
Net earnings                           $ 7,576,682     $ 4,471,801
                                       ===========     ===========
Basic earnings per common share        $      0.71     $      0.42
                                       ===========     ===========
Diluted earnings per common share      $      0.68     $      0.41
                                       ===========     ===========
Weighted average number of
 common shares outstanding-basic        10,670,548      10,556,886
                                       ===========     ===========
Weighted average number of
 common shares outstanding and
 potential common shares - diluted      11,130,130      10,856,269
                                       ===========     ===========


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)


                                        Three Months Ended
                                            March 31,
                                     ----------------------------
                                         2001            2000
                                     -----------      -----------
Net earnings                         $ 7,576,682      $ 4,471,801

Other comprehensive income
 (expense), net of income
 taxes:
   Unrealized loss on marketable
    securities                              --           (502,912)
   Foreign currency
    translation adjustment                (7,556)          (7,992)
                                     -----------      -----------
Comprehensive income                 $ 7,569,126      $ 3,960,897
                                     ===========      ===========



                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three Months Ended
                                                        March 31,
                                             ------------------------------
                                                  2001             2000
                                             ------------      ------------
Cash flows from operating activities:
      Net income                             $  7,576,682      $  4,471,801
Adjustments to reconcile net income
     to net cash provided by operating
      activities:
      Depreciation and amortization             1,653,764         1,588,649
      Gain on sale of marketable
       securities                                    --          (1,012,095)
      Deferred income taxes                       328,000            55,000
      Other                                       170,000            93,000
      Changes in operating assets and
       liabilities                             (5,607,682)        1,506,682
                                             ------------      ------------
        Net Cash Provided by Operating
       Activities                               4,120,764         6,703,037
                                             ------------      ------------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                    (2,704,527)       (1,246,795)
 Proceeds from sale of marketable
  securities                                         --           2,071,157
 Proceeds from repayment by contractors             7,250            32,250
                                             ------------      ------------
      Net Cash (Used in) Provided
       by Investing Activities                 (2,697,277)          856,612
                                             ------------      ------------
Cash flows from financing activities:
 Proceeds from exercise of stock options          330,747           216,482
 Dividends paid to common shareholders           (399,700)         (393,908)
                                             ------------      ------------
     Net Cash Used in
      Financing Activities                        (68,953)         (177,426)
                                             ------------      ------------
Net increase in Cash                            1,354,534         7,382,223
Cash and Cash Equivalents -
 beginning of period                           62,587,033        31,382,629
                                             ------------      ------------
Cash and Cash Equivalents -
 end of period                               $ 63,941,567      $ 38,764,852
                                             ============      ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2001            2000
                                                 -----------      -----------
Changes in operating assets and
 liabilities consist of:
     Decrease in accounts
      receivable                                 $ 6,057,119      $ 2,072,700
      Increase in inventories                     (3,768,484)        (665,896)
      Increase in prepaid expenses and
       other current assets                         (310,512)        (438,588)
      (Increase) decrease in other assets              9,940           (3,760)
      Decrease in accounts payable                (5,877,888)        (299,163)
     Increase (decrease) in accrued expenses      (1,717,862)         216,645
     Increase in income taxes payable                   --            624,744
                                                 -----------      -----------
                                                 $(5,607,687)     $ 1,506,682
                                                 ===========      ===========
Supplementary information:
Cash paid during the period for:
     Income taxes                                $   603,000      $   370,000
                                                 ===========      ===========


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

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

                             Three Months Ended  March 31,
                            ------------------------------
                                2001              2000
                            ------------      ------------
Total Revenues:
   United States            $ 16,353,069      $ 14,066,321
   Asia                       36,236,293        25,997,575
   Less intergeographic
    revenues                 (18,885,577)      (13,930,717)
                            ------------      ------------
                            $ 33,703,785      $ 26,133,179
                            ============      ============
Income from Operations:
  United States             $  1,052,321      $    989,732
  Asia                         6,754,755         3,269,258
                            ------------      ------------
                            $  7,807,076      $  4,258,990
                            ============      ============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

5.   New Financial Accounting Standards

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability including the following: (a) the risk that the Company may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations, (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs and (g) market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in
     Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

     Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                    Percentage of
                                                      Net Sales
                                            -------------------------------
                                                Three Months Ended
                                                      March 31,
                                            -------------------------------
                                             2001                    2000
                                            ------                  -------
Net sales                                   100.0%                  100.0%
Cost of sales                                60.1                    63.9
Selling, general and
 administrative expenses                     16.7                    19.8
Other income - net                            2.4                     5.7
Earnings before income
 tax provision                               25.6                    22.0
Income tax provision                          3.1                     4.8
Net earnings                                 22.5                    17.2

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.



                                                         Increase (Decrease)
                                                          from Prior Period
                                                         ------------------
                                                         Three Months Ended
                                                           March 31, 2001
                                                         compared with 2000

Net sales                                                        29%
Cost of sales                                                   21.4
Selling, general and
 administrative expenses                                         8.8
Other income - net                                              (4.4)
Earnings before
 income tax provision                                           50.5
Income tax provision                                           (16.5)
Net earnings                                                    69.4

Three Months ended March 31, 2001 vs.
   Three Months ended March 31, 2000

     Net Sales

     Net sales increased 29.0% from $26,133,179 during the first three months of 2000 to $33,703,785 during the first three months of 2001. The Company attributes this increase principally to higher sales of new products, including integrated connector modules ("ICM") and xDSL products.

     Several of the Company's customers are facing difficult market conditions. Some customers have delayed purchase orders, while others have cancelled purchase orders outright. As a result of these potential difficulties, the Company does not believe that second quarter 2001 revenue levels or earnings will reach first quarter 2001 levels.

     Cost of Sales

     Cost of sales as a percentage of net sales decreased 3.8% to 60.1% during the first three months of 2001 from 63.9 % during the first three months of 2000. The decrease in the cost of sales percentage is primarily attributable to lower labor and factory overhead expenses and higher sales volume which results in greater manufacturing efficiencies offset, in part, by higher raw material content associated with the current sales mix.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased 3.1% to 16.7% during the first three months of 2001 from
19.8 % during the first three months of 2000. The Company attributes the percentage decrease primarily to increased sales as well as to structural steps taken in late 2000 to reduce its selling, general and administrative costs. Selling, general and administrative expenses increased in dollar amount by approximately 8.8%. The Company attributes the increase in dollar amount of such expenses primarily to increases in sales and marketing salaries and related expenses.

     Other Income and Expense

     Other income, consisting principally of gain on the sale of marketable securities, during the first three months of 2000, and interest earned on cash equivalents, decreased by approximately $651,000 during the first three months of 2001 compared to the first three months of 2000. The decrease is due to the $1.0 million gain on the sale of marketable securities during the quarter ended March 31, 2000 offset by higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes for the first three months of 2001 was $1,056,000 as compared to $1,264,000 for the first three months of 2000. The decrease in the provision is due primarily to lower United States taxes resulting from the gain on the sale of marketable securities in 2000 versus 2001 offset, in part, by higher foreign earnings subject to taxes in 2001 versus 2000.

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

     The Company has lines of credit, all of which were unused at March 31, 2001, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

     The Company has contracted for the renovation and addition of new corporate offices in Jersey City in the amount of $2.5 million. As of March 31, 2001 approximately $2.2 million has been paid towards this contract.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the first three months of 2001, the Company's cash and cash equivalents increased by approximately $1.4 million, reflecting approximately $4.1 million provided by operating activities, offset, in part, by approximately $2.7 million in purchases of plant and equipment.

     Cash and cash equivalents and accounts receivable comprised approximately 49.0% and 51.9% of the Company's total assets at March 31, 2001 and December 31, 2000, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 8.5 to 1 and 5.5 to 1 at March 31, 2001 and December 31, 2000, respectively.

New Financial Accounting Standards

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

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

          Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits: None

                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BEL FUSE INC.


                                         By: /s/ Daniel Bernstein
                                            ------------------------------------
                                                 Daniel Bernstein, President

                                         By: /s/ Colin Dunn
                                            ------------------------------------
                                                 Vice President of Finance and
                                                 Chief Financial Officer

Dated:  May 10, 2001