Form 10-Q
period 2001-06-30
BEL FUSE INC /NJ
filed 2001-08-10
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     Commission file number: 11676

                                  BEL FUSE INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                          22--1463699
--------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                              206 Van Vorst Street
                          Jersey City, New Jersey 07302
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

     At August 1, 2001, there were 2,664,299 shares of Class A Common Stock, $.10 par value, outstanding and 8,075,917 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
Part I    Financial Information

Item 1    Financial Statements ....................................        1

          Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000 .......................      2 - 3

          Consolidated Statements of Operations and
          Comprehensive Income for the Three and Six Months Ended
          June 30, 2001 and 2000 (unaudited) ......................      4 - 5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2001 and 2000 (unaudited) .........      6 - 7

          Notes to Consolidated Financial Statements (unaudited) ..      8 - 10

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................     11 - 15

Item 3    Quantitative and Qualitative Disclosures About Market
          Risk ....................................................        16

Part II   Other Information

Item 1    Legal Proceedings .......................................        17

Item 4    Submission of Matter to a Vote of Security Holders ......        17

Item 6    Exhibits and Reports on Form 8-K ........................        17

Signatures ........................................................        18

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

     The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                      June 30,      December 31,
                                                        2001            2000
                                                   ------------     ------------
                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents ...............     $ 62,794,322     $ 62,587,033
     Marketable securities ...................          180,008          231,431
     Accounts receivable, less allowance
      for doubtful accounts of $945,000 ......       15,114,678       25,165,748
     Inventories .............................       22,473,173       30,259,606
     Prepaid expenses and other current
      assets .................................          671,151          318,120
     Refundable income taxes .................          790,361             --
     Deferred income taxes ...................          801,000          654,000
                                                   ------------     ------------
      Total Current Assets ...................      102,824,693      119,215,938

Property, plant and equipment - net ..........       41,578,140       39,738,064

Goodwill-net of amortization of $4,427,689
 and $3,548,401 ..............................       15,037,020       10,241,051

Other assets .................................          321,052          318,352
                                                   ------------     ------------
      TOTAL ASSETS ...........................     $159,760,905     $169,513,405
                                                   ============     ============



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      June 30,      December 31,
                                                       2001             2000
                                                   ------------     ------------
                                                   (Unaudited)
Current Liabilities:
     Accounts payable ........................     $  8,300,391     $ 13,038,299
     Accrued expenses ........................        6,599,880        8,058,326
     Dividends payable .......................          402,000          399,700
                                                   ------------     ------------

      Total Current Liabilities ..............       15,302,271       21,496,325

Deferred income taxes ........................        6,743,000        7,001,000
                                                   ------------     ------------
      Total Liabilities ......................       22,045,271       28,497,325
                                                   ------------     ------------

Stockholders' Equity:
     Preferred stock, no par value -
       authorized 1,000,000 shares;
       none issued ...........................             --               --
     Class A common stock, par value
       $.10 per share - authorized
       10,000,000 shares; outstanding
       2,660,765 and 2,646,828 shares
       (net of 1,072,770 treasury shares) ....          266,077          264,683
     Class B common stock, par value
       $.10 per share - authorized
       30,000,000 shares; outstanding
       8,064,767 and 7,993,783 shares
       (net of 3,218,310 treasury shares) ....          806,477          799,379
     Additional paid-in capital ..............       10,478,486        9,419,553
     Retained earnings .......................      126,135,108      130,470,576
     Cumulative other comprehensive
      income .................................           29,486           61,889
                                                   ------------     ------------
      Total Stockholders' Equity .............      137,715,634      141,016,080
                                                   ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ................................     $159,760,905     $169,513,405
                                                   ============     ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                  Six Months Ended             Three Months Ended
                                                      June 30,                      June 30,
                                           ----------------------------   ----------------------------
                                               2001            2000           2001            2000
                                           ------------    ------------   ------------    ------------
Sales ..................................   $ 55,779,903    $ 59,855,125   $ 22,076,118    $ 33,721,946
                                           ------------    ------------   ------------    ------------
Costs and Expenses:
     Cost of sales .....................     49,658,562      37,647,443     29,386,997      20,942,948
     Selling, general and
      administrative expenses ..........     11,119,255      10,745,553      5,494,111       5,575,859
                                           ------------    ------------   ------------    ------------
                                             60,777,817      48,392,996     34,881,108      26,518,807
                                           ------------    ------------   ------------    ------------
Income (loss) from operations ..........     (4,997,914)     11,462,129    (12,804,990)      7,203,139

Other income - net .....................      1,519,482       2,084,156        693,876         607,345
                                           ------------    ------------   ------------    ------------
Earnings (loss) before income taxes ....     (3,478,432)     13,546,285    (12,111,114)      7,810,484

Income tax provision (benefit) .........         55,000       2,515,000     (1,001,000)      1,251,000
                                           ------------    ------------   ------------    ------------
Net earnings (loss) ....................   $ (3,533,432)   $ 11,031,285   $(11,110,114)   $  6,559,484
                                           ------------    ------------   ------------    ------------
Basic earnings (loss) per common
 share .................................   $      (0.33)   $       1.04   $      (1.04)   $       0.62
                                           ------------    ------------   ------------    ------------
Diluted earnings (loss) per common
 share .................................   $      (0.33)   $       1.01   $      (1.04)   $       0.60
                                           ------------    ------------   ------------    ------------
Weighted average number of
 common shares outstanding-basic .......     10,684,149      10,567,240     10,714,868      10,578,765
                                           ------------    ------------   ------------    ------------
Weighted average number of
 common shares outstanding and
 potential common shares - diluted .....     10,684,149      10,878,914     10,714,868      10,901,506
                                           ------------    ------------   ------------    ------------

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                 Six Months Ended                Three Months Ended
                                                     June 30,                        June 30,
                                           ------------------------------------------------------------
                                                2001            2000           2001             2000
                                           ------------    ------------    ------------    ------------
Net earnings (loss) ....................   $ (3,533,432)   $ 11,031,285    $(11,110,114)   $  6,559,484

Other comprehensive income
 (expense), net of income
 taxes:
   Unrealized (loss) gain on marketable
    securities .........................        (30,000)       (482,218)        (30,000)         20,694
   Foreign currency
    translation adjustment .............         (2,403)         (6,939)          5,153           1,053
                                           ------------    ------------    ------------    ------------
Comprehensive income (loss) ............   $ (3,565,835)   $ 10,542,128    $(11,134,961)   $  6,581,231
                                           ============    ============    ============    ============


                 See notes to consolidated financial statements.


                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six Months Ended
                                                                  June 30,
                                                       ----------------------------
                                                            2001           2000
                                                       ------------    ------------
Cash flows from operating activities:
      Net income (loss) ............................   $ (3,533,432)   $ 11,031,285
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
     Depreciation and amortization .................      3,462,951       2,791,819
     Inventory write-off ...........................     12,000,000            --
     Gain on sale of marketable
      securities ...................................           --        (1,012,095)
     Deferred income taxes .........................       (385,000)           --
     Other .........................................        217,000         121,000
     Changes in operating assets and
      liabilities - net of acquisitions ............     (1,458,797)      2,398,886
                                                       ------------    ------------
        Net Cash Provided by Operating Activities ..     10,302,722      15,330,895
                                                       ------------    ------------

Cash flows from investing activities:
     Purchase of property, plant and
      equipment ....................................     (4,217,567)     (2,672,820)
     Payment for acquisitions - net of cash acquired     (5,943,046)           --
     Proceeds from sale of marketable
      securities ...................................           --         2,071,157
     Purchase of marketable securities .............           --          (773,253)
     Proceeds from repayment by contractors ........         14,500          64,500
                                                       ------------    ------------
        Net Cash Used in Investing Activities ......    (10,146,113)     (1,310,416)
                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options .......        850,416         250,677
     Dividends paid to common shareholders .........       (799,736)       (789,263)
                                                       ------------    ------------
     Net Cash Provided by (Used in)
      Financing Activities .........................         50,680        (538,586)
                                                       ------------    ------------
Net increase in Cash ...............................        207,289      13,481,893

Cash and Cash Equivalents - beginning of period ....     62,587,033      31,382,629
                                                       ------------    ------------
Cash and Cash Equivalents - end of period ..........   $ 62,794,322    $ 44,864,522
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

                                                                     (continued)

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2001             2000
                                                   ------------    ------------
Changes in operating assets and
 liabilities-net of acquisitions consist of:
     (Increase) decrease in accounts receivable    $ 10,051,864    $ (2,850,921)
     (Increase) decrease in inventories ........     (4,153,091)      1,513,141
     Increase in prepaid expenses and
       other current assets ....................       (420,973)       (480,086)
     Increase in refundable income taxes .......       (790,361)           --
     Increase in other assets ..................         (2,700)         (5,191)
     Increase (decrease) in accounts payable ...     (4,705,386)      1,517,841
     Increase (decrease) in accrued expenses ...     (1,438,150)      1,613,291
     Increase in income taxes payable ..........           --         1,090,811
                                                   ------------    ------------
                                                   $ (1,458,797)   $  2,398,886
                                                   ============    ============
Supplementary information:
Cash paid during the period for:

     Income taxes ..............................   $    955,000    $    830,000
                                                   ============    ============

Non-Cash Investing Activities:

     Unrealized loss on marketable securities ..   $    (30,000)   $   (482,228)
                                                   ============    ============
Acquisitions:

     Fair value of net assets acquired
       (excluding cash of $341,954) ............   $    267,789
     Identified intangibles ....................      5,675,257
                                                   ------------
     Cash paid .................................   $  5,943,046
                                                   ============


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations and comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income (loss) and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2. Acquisitions

     On May 11, 2001, the Company acquired E-Power Ltd. ("E-Power") and the assets of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting, and accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements since the date of acquisition. Purchase price allocations were based on preliminary management estimates and will be adjusted, if necessary, when formal appraisals have been completed. The excess of the purchase price over the net assets acquired is approximately $5.7 million and is being amortized on a straight-line basis over a period of 3 to 15 years. The following unaudited pro forma summary results project information as if Current Concepts and E-Power had been acquired as of the beginning of the Company's 2000 fiscal year:

                                                       Six Months Ended
                                                           June 30,
                                              --------------------------------
                                                    2001              2000
                                              -------------     --------------
Sales .....................................    $ 55,867,166       $ 59,922,689
Net Income (loss) .........................      (4,089,274)        10,497,090
Earnings (loss) per share-diluted .........           (0.38)              0.96


3. Earnings (Loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the six months and three months ended June 30, 2001 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                Six Months Ended               Three Months Ended
                                     June 30,                       June 30,
                          ----------------------------    -----------------------------
                               2001           2000            2001            2000
                          ------------    ------------    ------------    -------------
Total Revenues:
  United States .......   $ 25,908,420    $ 34,576,951    $  9,555,351    $ 20,510,630
  Asia ................     54,987,731      57,137,881      18,751,438      31,140,306
  Less intergeographic
   revenues ...........    (25,116,248)    (31,859,707)     (6,230,671)    (17,928,990)
                          ------------    ------------    ------------    ------------
                          $ 55,779,903    $ 59,855,125    $ 22,076,118    $ 33,721,946
                          ============    ============    ============    ============

Income (loss) from
 Operations:
  United States .......       $829,508     $ 1,601,221    $   (222,813)   $    611,489
  Asia ................     (5,827,422)      9,860,908     (12,582,177)      6,591,650
                          ------------    ------------    ------------    ------------
                          $ (4,997,914)    $11,462,129    $(12,804,990)   $  7,203,139
                          ============     ===========    ============    ============


5. On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. New Financial Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchasing method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization.

Management's Discussion and Analysis of Financial Condition and Results
 of Operations
------------------------------------------------------------------------

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the following: (a) the risk that the Company may be unable to respond adequately to rapidly changing technological developments in its industry, (b) risks associated with its Far East operations, (c) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (d) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (e) the Company's reliance on certain substantial customers, (f) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs and (g) market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                              Percentage of Net Sales
                                                       --------------------------------------------
                                                        Six Months Ended         Three Months Ended
                                                              June 30,                 June 30,
                                                       ----------------------   ---------------------
                                                           2001        2000        2001        2000
                                                          ------      ------      ------      ------
Net sales .......................................         100.0%      100.0%      100.0%      100.0%
Cost of sales ...................................          89.0        62.9       133.1        62.1
Selling, general and
  administrative expenses .......................          19.9        18.0        24.9        16.5
Other income - net ..............................           2.7         3.5         3.1         1.8
Earnings (loss) before income
  tax provision .................................          (6.3)       22.6       (54.8)       23.2
Income tax provision (benefit) ..................           --          4.2        (4.5)        3.7
Net earnings (loss) .............................          (6.3)       18.4       (50.3)       19.5

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.


                                                 Increase (Decrease) from Prior Period
                                               ------------------------------------------
                                                Six Months Ended       Three Months Ended
                                                  June 30, 2001          June 30, 2001
                                                compared with 2000     compared with 2000
                                               -------------------     -------------------
Net sales .................................            (6.8)%                 (34.5)%
Cost of sales .............................            31.9                    40.3
Selling, general and
  administrative expenses .................             3.5                    (1.5)
Other income - net ........................           (27.1)                   14.2
Earnings (loss) before
 income tax provision .....................          (125.7)                 (255.0)
Income tax provision (benefit) ............           (97.8)                 (180.0)
Net earnings (loss) .......................          (132.0)                 (269.4)

Six Months ended June 30, 2001 vs.
  Six Months ended June 30, 2000

     Net Sales

     Net sales decreased 6.8% from $59,855,125 during the first six months of 2000 to $55,779,903 during the first six months of 2001. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking segments were particularly depressed.

     Several of the Company's customers are facing difficult market conditions. Some customers have delayed purchase orders, while others have cancelled purchase orders outright. As a result of these potential difficulties, the Company believes that third quarter 2001 revenue levels and earnings should approximate second quarter 2001 exclusive of the after tax charge for inventory of $11,700,000. This projection represents a Forward - Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

     Cost of Sales

     Cost of sales as a percentage of net sales increased 26.1% to 89.0% during the first six months of 2001 from 62.9 % during the first six months of 2000. The increase in the cost of sales percentage is primarily attributable to a $12.0 million inventory write-off of surplus and obsolete inventory and non-cancelable purchase commitments. This provision reflects the Company's assessment of current business levels and its belief that its customers will ultimately seek next generation products when and if a recovery occurs. Also contributing to the increase in cost of sales are manufacturing inefficiencies due to reduced sales volume and sales with lower or no gross profit margins.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased 1.9% to 19.9% during the first six months of 2001 from 18.0% during the first six months of 2000. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses increased in dollar amount by approximately 3.5%. The Company attributes the increase in dollar amount of such expenses primarily to a wage continuance benefit of approximately $700,000 under the terms of the Chairman of the Board's employment agreement offset in part by reduced sales and marketing salaries and related expenses. The Company's Chairman died in July 2001.

     Other Income and Expense

     Other income, consisting principally of gain on the sale of marketable securities during the first six months of 2000, and interest earned on cash and cash equivalents, decreased by approximately $565,000 during the first six months of 2001 compared to the first six months of 2000. The decrease is due to the $1.0 million gain on the sale of marketable securities during the quarter ended June 30, 2000 offset by higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes for the first six months of 2001 was $55,000 as compared to $2,515,000 for the first six months of 2000. The decrease in the provision is due primarily to lower worldwide taxable income, lower United States taxes resulting from the gain on the sale of marketable securities in 2000 versus 2001 and foreign losses arising from inventory provisions in 2001.


Three Months ended June 30, 2001 vs.
  Three Months ended June 30, 2000

     Net Sales

     Net sales decreased 34.5% from $33,721,946 during the second quarter of 2000 to $22,076,118 during the second quarter of 2001. The Company attributes this decrease primarily to the reasons set forth in the six-month analysis.

     Cost of Sales

     Cost of sales as a percentage of net sales increased 71% to 133.1% during the second quarter of 2001 from 62.1 % during the second quarter of 2000. The increase in the cost of sales percentage is primarily attributable to the reasons set forth in the six-month analysis.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased 8.4% to 24.9% during the second quarter of 2001 from 16.5% during the second quarter of 2000. The Company attributes the percentage increase primarily to the reasons set forth in the six-month analysis. Selling, general and administrative expenses decreased in dollar amount by approximately 1.5%. The Company attributes the decrease in dollar amount of such expenses primarily to the reasons set forth in the six-month analysis.

     Other Income and Expense

     Other income, consisting principally of interest earned on cash and cash equivalents, increased by approximately $86,000 during the second quarter of 2001, compared to the second quarter of 2000. The increase is due to higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision (benefit) for income taxes for the second quarter of 2001 was $(1,001,000) as compared to $1,251,000 for the second quarter of 2000. The decrease in the provision is due primarily to the reasons set forth in the six-month analysis.

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

     The Company has lines of credit, all of which were unused at June 30, 2001, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

     On May 11, 2001, the Company acquired E-Power Ltd. ("E-Power") and the assets of Current Concepts, Inc. ("Current Concepts") for an aggregate $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting, and accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. Purchase price allocations were based on preliminary management estimates and will be adjusted, if necessary, when formal appraisals have been completed. The excess of the purchase price over the net assets acquired is approximately $5.7 million and is being amortized on a straight-line basis over a period of 3 to 15 years.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the first six months of 2001, the Company's cash and cash equivalents increased by approximately $.2 million, reflecting approximately $10.3 million provided by operating activities, offset, in part, by $5.9 million in payments for acquisitions, net of cash acquired and approximately $4.2 million in purchases of plant and equipment.

     Cash and cash equivalents and accounts receivable comprised approximately 48.8% and 51.9% of the Company's total assets at June 30, 2001 and December 31, 2000, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.7 to 1 and 5.5 to 1 at June 30, 2001 and December 31, 2000, respectively.

New Financial Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchasing method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Fair Value of Financial Instruments-- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of security holders was held on May 24, 2001. At the meeting the following vote was taken:

          (1) The Board's nominees were elected to the Board of Directors for a term of three years. The votes were cast as follows:

                                         For          Withheld

               Daniel Bernstein       2,335,569        31,335
               Peter Gilbert          2,330,973        35,931
               John Johnson           2,366,629        30,275

               There were -0- abstentions and -0- broker votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BEL FUSE INC.


                                             By: /s/ Daniel Bernstein
                                                ----------------------------
                                                 Daniel Bernstein, President
                                                 and Chief Executive Officer

                                             By: /s/ Colin Dunn
                                                ----------------------------
                                                 Colin Dunn, Vice President
                                                 of Finance and Chief Financial
                                                 Officer

Dated: August 10, 2001