Form 10-Q
period 2001-09-30
BEL FUSE INC /NJ
filed 2001-11-09
CIK 729580

FORM 10

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............. to ............

      Commission file number: 0-11676

                                BEL FUSE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New Jersey                              22-1463699
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                              206 Van Vorst Street
                   ----------------------------------------
                        Jersey City, New Jersey 07302
                   (Address of principal executive offices)
                                   (Zip Code)

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

      At November 1, 2001, there were 2,664,299 shares of Class A Common Stock, $.10 par value, outstanding and 8,076,417 shares of Class B Common Stock, $.10 par value, outstanding.

                                    BEL FUSE INC.

                                        INDEX

                                                                     Page Number
                                                                     -----------

Part I.      Financial Information

 Item 1.     Financial Statements ....................................        1

             Consolidated Balance Sheets as of
             September 30, 2001 (unaudited) and
             December 31, 2000 .......................................    2 - 3

             Consolidated Statements of Operations and
             Comprehensive Income for the Three and Nine
             Months Ended September 30, 2001 and 2000 (unaudited) ....    4 - 5

             Consolidated Statements of
             Cash Flows for the Nine
             Months Ended September 30,
             2001 and 2000 (unaudited) ...............................    6 - 7

             Notes to Condensed Consolidated Financial
             Statements (unaudited) ..................................   8 - 11

 Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations ...........................................  12 - 17

 Item 3.     Quantitative and Qualitative
             Disclosures About Market Risk ...........................       18

Part II.   Other Information

 Item 1.     Legal Proceedings .......................................       19

 Item 6.     Exhibits and Reports on Form 8-K ........................       19

Signatures ...........................................................       20

PART I.     Financial Information

      Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30,   December 31,
                                                       2001           2000
                                                   ------------    -----------
                                                   (Unaudited)
Current Assets:
     Cash and cash equivalents .................  $ 62,999,783    $ 62,587,033
     Marketable securities .....................     5,999,875         231,431
     Accounts receivable, less allowance
      for doubtful accounts of $945,000 and
      $945,000, respectively ...................    16,203,542      25,165,748
     Inventories ...............................    17,336,262      30,259,606
     Prepaid expenses and other current assets .       592,493         318,120
     Refundable income taxes ...................       837,000            --
     Deferred income taxes .....................       689,000         654,000
                                                  ------------    ------------
      Total Current Assets .....................   104,657,955     119,215,938

Property, plant and equipment - net ............    40,946,522      39,738,064

Goodwill-net of amortization of $5,007,252
  and $3,548,401 ...............................    14,457,457      10,241,051

Other assets ...................................       308,688         318,352
                                                  ------------    ------------
      TOTAL ASSETS .............................  $160,370,622    $169,513,405
                                                  ============    ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                        2001           2000
                                                    ------------    ------------
                                                    (Unaudited)
Current Liabilities:
     Accounts payable ........................     $  5,623,413     $ 13,038,299
     Accrued expenses ........................       10,641,695        8,058,326
     Dividends payable .......................          402,000          399,700
                                                   ------------     ------------

      Total Current Liabilities ..............       16,667,108       21,496,325

Deferred income taxes ........................        6,609,000        7,001,000
                                                   ------------     ------------
      Total Liabilities ......................       23,276,108       28,497,325
                                                   ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value -
       authorized 1,000,000 shares;
       none issued ...........................             --               --
     Class A common stock, par value
       $.10 per share--authorized
       10,000,000 shares; outstanding
       2,664,299 and 2,646,828 shares
       (net of 1,072,770 treasury shares) ....          266,430          264,683
     Class B common stock, par value
       $.10 per share--authorized
       30,000,000 shares; outstanding
       8,076,417 and 7,993,783 shares
       (net of 3,218,310 treasury shares) ....          807,642          799,379
     Additional paid-in capital ..............       10,681,551        9,419,553
     Retained earnings .......................      125,332,873      130,470,576
     Cumulative other comprehensive income ...            6,018           61,889
                                                   ------------     ------------

      Total Stockholders' Equity .............      137,094,514      141,016,080
                                                   ------------     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ................................     $160,370,622     $169,513,405
                                                   ============     ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                         September 30,
                                                             --------------------------------       --------------------------------
                                                                2001                2000               2001               2000
                                                             ------------        ------------       ------------        ------------
Sales ................................................       $ 79,071,693        $101,415,534       $ 23,291,790        $ 41,560,409
                                                             ------------        ------------       ------------        ------------

Costs and Expenses:

     Cost of sales ...................................         68,600,128          62,392,790         18,941,566          24,745,347
     Selling, general and administrative expenses ....         16,065,359          17,020,504          4,946,104           6,274,951
                                                             ------------        ------------       ------------        ------------
                                                               84,665,487          79,413,294         23,887,670          31,020,298
                                                             ------------        ------------       ------------        ------------

Income (loss) from operations ........................         (5,593,794)         22,002,240           (595,880)         10,540,111

Other income - net ...................................          2,040,068           2,949,212            520,586             865,056
                                                             ------------        ------------       ------------        ------------

Earnings (loss) before income taxes ..................         (3,553,726)         24,951,452            (75,294)         11,405,167

Income tax provision .................................            380,000           3,736,000            325,000           1,221,000
                                                             ------------        ------------       ------------        ------------

Net earnings (loss) ..................................       $ (3,933,726)       $ 21,215,452       $   (400,294)       $ 10,184,167
                                                             ------------        ------------       ------------        ------------

Basic earnings (loss) per common share ...............       $      (0.37)       $       2.01       $      (0.04)       $       0.96
                                                             ------------        ------------       ------------        ------------

Diluted earnings (loss) per common share .............       $      (0.37)       $       1.94       $      (0.04)       $       0.92
                                                             ------------        ------------       ------------        ------------

Weighted average number of common shares
 outstanding-basic ...................................         10,702,469          10,573,661         10,738,709          10,586,365
                                                             ------------        ------------       ------------        ------------
Weighted average number of common shares outstanding
 and potential common shares - diluted ...............         10,702,469          10,957,680         10,738,709          11,115,074
                                                             ------------        ------------       ------------        ------------

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                                           Nine Months Ended             Three Months Ended
                                                                            September 30,                    September 30,
                                                                    -----------------------------     -----------------------------
                                                                       2001             2000              2001            2000
                                                                    ------------     ------------     ------------     ------------
Net earnings (loss) ............................................    $ (3,933,726)    $ 21,215,452     $   (400,294)    $ 10,184,167

Other comprehensive income (expense), net of income taxes:

   Unrealized (loss) gain on marketable securities .............         (57,000)        (488,975)         (27,000)          (6,757)
   Foreign currency translation adjustment .....................           1,129            4,142            3,532           11,081
                                                                    ------------     ------------     ------------     ------------
Comprehensive income (loss) ....................................    $ (3,989,597)    $ 20,730,619     $   (423,762)    $ 10,188,491
                                                                    ============     ============     ============     ============



                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     2001          2000
                                                                 -------------   ------------
Cash flows from operating activities:
      Net income (loss) ......................................   $ (3,933,726)   $ 21,215,452
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization ...........................      5,415,827       4,292,884
     Inventory write-off .....................................     12,000,000            --
     Gain on sale of marketable securities ...................           --        (1,081,437)
     Deferred income taxes ...................................       (385,000)       (188,000)
     Other ...................................................        291,000          98,000
     Changes in operating assets and liabilities - net
       of acquisitions .......................................      3,992,658       5,123,200
                                                                 ------------    ------------

        Net Cash Provided by Operating Activities ............     17,380,759      29,460,099
                                                                 ------------    ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment ...............     (4,955,730)     (4,835,348)
     Purchase of treasury stock ..............................           --          (342,526)
     Payment for acquisitions - net of cash acquired .........     (5,943,046)           --
     Proceeds from sale of marketable securities .............           --         2,251,179
     Purchase of marketable securities .......................     (5,867,444)       (773,253)
     Proceeds from repayment by contractors ..................         21,750          96,750
                                                                 ------------    ------------

        Net Cash Used in Investing Activities ................    (16,744,470)     (3,603,198)
                                                                 ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options .................        981,008         344,712
     Dividends paid to common shareholders ...................     (1,204,547)     (1,191,297)
                                                                 ------------    ------------

     Net Cash Used in Financing Activities ...................       (223,539)       (846,585)
                                                                 ------------    ------------

Net increase in Cash .........................................        412,750      25,010,316

Cash and Cash Equivalents - beginning of period ..............     62,587,033      31,382,629
                                                                 ------------    ------------

Cash and Cash Equivalents - end of period ....................   $ 62,999,783    $ 56,392,945
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                           ----------------------------------
                                                               2001                 2000
                                                           -----------           ------------
Changes in operating assets and liabilities-net of
  acquisitions consist of:
     (Increase) decrease in accounts receivable .....      $ 8,963,000           $ (5,417,407)
     Decrease in inventories ........................          983,820                384,130
     Increase in prepaid expenses and other
       current assets ...............................         (349,565)              (158,810)
     Increase in refundable income taxes ............         (837,000)                    --
     Decrease in other assets .......................            9,664                  7,446
     Increase (decrease) in accounts payable ........       (7,382,364)             4,652,395
     Increase in accrued expenses ...................        2,605,103              4,411,597
     Increase in income taxes payable ...............              --               1,243,849
                                                           -----------            -----------
                                                           $ 3,992,658            $ 5,123,200
                                                           ===========            ===========

Supplementary information:
Cash paid during the period for:

     Income taxes ...................................      $ 1,234,000            $ 1,320,000
                                                           ===========            ===========

Non-Cash Investing Activities:

     Unrealized loss on marketable securities .......         $ 57,000              $ 488,975
                                                              ========              =========

Acquisitions:

     Fair value of net assets acquired (excluding
       cash of $341,954) ............................      $   267,789
     Identified intangibles .........................        5,675,257
                                                           -----------

     Cash paid ......................................      $ 5,943,046
                                                           ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations and comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income (loss) and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.

2.   Acquisitions

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements since the date of acquisition. Purchase price allocations were based on preliminary management estimates and will be adjusted, if necessary, when formal appraisals have been completed. The excess of the purchase price over the net assets acquired is approximately $4.4 million and is being amortized on a straight-line basis over a period of 15 years. The following unaudited pro forma summary results of operations assumes that both Current Concepts and E-Power had been acquired as of January 1, 2000:

                                           Nine Months Ended
                                             September 30,
                                    --------------------------------
                                         2001            2000
                                    --------------- ----------------
Sales                                  $79,072,000     $101,505,000
Net Income (loss)                       (4,492,000)      20,195,000
Earnings (loss) per share-diluted      $     (0.42)    $       1.88


The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2000, nor should such information be construed as being a representation of the future results of operations of the Company.

                         BEL FUSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Earnings (Loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the nine months and three months ended September 30, 2001, potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

4.   Business Segment Information

The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The method of attributing revenues is based on total shipments from the country of origination less intergeographic revenues. The Company operates facilities in the United States, Europe and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data:


                                                     Nine Months Ended                Three Months Ended
                                              ------------------------------    ------------------------------
                                                      September 30,                      September 30,
                                              ------------------------------    ------------------------------
                                                   2001             2000              2001            2000
                                              -------------    -------------    -------------    -------------
Total Revenues:
 United States ............................   $  39,224,168    $  60,437,686    $  13,315,748    $  25,860,735
 Asia .....................................      71,763,329       94,371,509       16,775,598       37,233,628
 Less intergeographic
 revenues .................................     (31,915,804)     (53,393,661)      (6,799,556)     (21,533,954)
                                              -------------    -------------    -------------    -------------
                                              $  79,071,693    $ 101,415,534    $  23,291,790    $  41,560,409
                                              =============    =============    =============    =============
Income (loss) from Operations:
 United States ............................   $   1,082,584    $   2,274,072    $     253,076    $     672,851
 Asia .....................................      (6,676,378)      19,728,168         (848,956)       9,867,260
                                              -------------    -------------    -------------    -------------
                                              $  (5,593,794)   $  22,002,240    $    (595,880)   $  10,540,111
                                              =============    =============    =============    =============


5.   Stockholders' Equity

     (a) On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

                         BEL FUSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (b) During the nine months ended September 30, 2001 and 2000 the Company paid dividends to common shareholders of Class B Common Stock ($.05 per share) amounting to $1,204,500 and $1,191,297, respectively.

     (c) During the nine months ended September 20, 2001 and 2000 the Company's employees exercised incentive stock options under the Company's Qualified Stock Option Plan amounting to 17,471 Class A Shares and 82,624 Class B Shares in 2001 and 7,925 Class A Shares and 38,884 Class B Shares in 2000.

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

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization. Goodwill amortization for the nine months ended September 30, 2001 and 2000 approximated $1,225,000 and $1,120,000, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the following: (a) the dramatic impact of current conditions in the telecommunication market on the Company's customers; (b) the general conditions in the electronics industry; (c) the risk that the Company may be unable to respond adequately to rapidly changing technological developments in its industry, (d) risks associated with its Far East operations, (e) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (f) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (g) the Company's reliance on certain substantial customers, (h) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs and (i) other market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

    Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                     Percentage of Net Sales
                                -------------------------------------
                                Nine Months Ended  Three Months Ended
                                  September 30,      September 30,
                                -----------------  ------------------
                                  2001     2000     2001       2000
                                -------   ------   ------   ---------
Net sales ...................... 100.0%   100.0%   100.0%     100.0%
Cost of sales ..................  86.8     61.5     81.3       59.5
Selling, general and
 administrative expenses .......  20.3     16.8     21.2       15.1
Other income - net .............   2.6      2.9      2.2        2.1
Earnings (loss) before income
 tax provision .................  (4.5)    24.6     (0.3)      27.4
Income tax provision ...........   0.5      3.7      1.4        2.9
Net earnings (loss) ............  (5.0)    20.9     (1.7)      24.5


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                 Increase (Decrease) from Prior Period
                            ----------------------------------------------------
                                Nine Months Ended           Three Months Ended
                               September 30, 2001           September 30, 2001
                                 compared with 2000         compared with 2000
                            -----------------------        ---------------------
Net sales ...................        (22.0)%                     (44.0)%
Cost of sales ...............         10.0                       (23.5)
Selling, general and
 administrative expenses ....         (5.6)                      (21.2)
Other income - net ..........        (30.8)                      (39.8)
Earnings (loss) before
 income tax provision .......       (114.2)                     (100.7)

Income tax provision ........        (89.8)                      (73.4)
Net earnings (loss) .........       (118.5)                     (103.9)

Nine Months ended September 30, 2001 vs.
   Nine Months ended September 30, 2000

     Net Sales

     Net sales decreased 22% from $101,415,534 during the first nine months of 2000 to $79,071,693 during the first nine months of 2001. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking segments were particularly depressed. The Company is experiencing both volume reductions and price degradation as the number of manufacturers with saleable products increases and customers take aggressive price positions.

     Several of the Company's customers are facing difficult market conditions. Some customers have delayed purchase orders, while others have cancelled purchase orders outright. Certain customers continue to have surplus inventories, thereby reducing their need for the Company's products. As a result of these potential difficulties, the Company believes that fourth quarter 2001 revenue levels and earnings are not likely to improve upon third quarter 2001 results. This projection represents a Forward - Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

     Cost of Sales

     Cost of sales as a percentage of net sales increased 25.3% to 86.8% during the first nine months of 2001 from 61.5 % during the first nine months of 2000. The increase in the cost of sales percentage is primarily attributable to a $12.0 million inventory write - off of surplus and obsolete inventory and non-cancelable purchase commitments taken during the Company's second quarter. This provision reflected the Company's assessment of then current business levels and its belief that its customers will ultimately seek next generation products when and if a recovery occurs. Also contributing to the increase in cost of sales are manufacturing inefficiencies due to reduced sales volume and sales with lower or no gross profit margins.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased 3.5% to 20.3% during the first nine months of 2001 from 16.8% during the first nine-months of 2000. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 5.6%. The Company attributes the decrease in dollar amount of such expenses to reduced sales and marketing salaries and related expenses, offset in part by a wage continuance benefit of approximately $700,000 under the terms of the Chairman of the Board's employment agreement. The Company's chairman died in July 2001.

     Other Income and Expense

     Other income, consisting principally of gain on the sale of marketable securities during the first nine months of 2000, and interest earned on cash and cash equivalents, decreased by approximately $909,000 during the first nine months of 2001 compared to the first nine months of 2000. The decrease is due to the $1.0 million gain on the sale of marketable securities during the quarter ended June 30, 2000 offset by higher interest income due to higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision for income taxes for the first nine months of 2001 was $380,000 as compared to $3,736,000 for the first nine months of 2000. The decrease in the provision is due primarily to lower worldwide taxable income, lower United States taxes resulting from the gain on the sale of marketable securities in 2000 versus 2001 and foreign losses arising from inventory provisions in 2001.

Three Months ended September 30, 2001 vs.
   Three Months ended September 30, 2000

     Net Sales

     Net sales decreased 44.0% from $41,560,409 during the third quarter of 2000 to $23,291,790 during the third quarter of 2001. The Company attributes this decrease primarily to the reasons set forth in the nine-month periods discussed above.

     Cost of Sales

     Cost of sales as a percentage of net sales increased 23.6% to 83.1% during the third quarter of 2001 from 59.5 % during the third quarter of 2000. The increase in the cost of sales percentage is primarily attributable to the higher material content associated with the current sales mix, absorption costs related to reduced production levels, sales with lower or no gross profit margin and the inclusion of expenses associated with the first full quarter of operations of the Company's Power Group acquisitions. See Note 2 of the Notes to Consolidated Financial Statements.

     Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased 6.1% to 21.2% during the third quarter of 2001 from 15.1% during the third quarter of 2000. The Company attributes the percentage increase primarily to the reasons set forth in the nine-month analysis. Selling, general and administrative expenses decreased in dollar amount by approximately 21.2%. The Company attributes the decrease in dollar amount of such expenses primarily to the reasons set forth in the nine-month periods discussed above.

     Other Income and Expense

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $344,000 during the third quarter of 2001, compared to the third quarter of 2000. The decrease is due to lower interest rates offset in part by higher cash and cash equivalent balances.

     Provision for Income Taxes

     The provision (benefit) for income taxes for the third quarter of 2001 was $325,000 as compared to $1,221,000 for the third quarter of 2000. The decrease in the provision is due primarily to lower taxable world-wide income.

     Cost Control Measures

     In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a consolidation of the Company's operations and the recognition of related charges in future periods.

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

     The Company has lines of credit, all of which were unused at September 30, 2001, in the aggregate amount of $14 million, of which $12 million is from domestic banks and $2 million is from foreign banks.

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. Purchase price allocations were based on preliminary management estimates and will be adjusted, if necessary, when formal appraisals have been completed. The excess of the purchase price over the net assets acquired is approximately $4.4 million and is being amortized on a straight-line basis over a period of 15 years.

     On May 10, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares. To date the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the first nine months of 2001, the Company's cash and cash equivalents increased by approximately $400,000, reflecting approximately $17.4 million provided by operating activities, offset, in part, by $5.9 million in payments for acquisitions, net of cash acquired, $5.9 million in purchases of marketable securities and approximately $5.0 million in purchases of plant and equipment.

     Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 53% and 52% of the Company's total assets at September 30, 2001 and December 31, 2000, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.3 to 1 and 5.5 to 1 at September 30, 2001 and December 31, 2000, respectively.

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

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization. Goodwill amortization for the nine months ended September 30, 2001 and 2000 amounted to $1,225,000 and $1,120,000, respectively.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

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

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                    None

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BEL FUSE INC.





                                         By: /s/ DANIEL BERNSTEIN
                                            --------------------------------
                                                 Daniel Bernstein, President
                                                 and Chief Executive Officer

                                         By: /s/ COLIN DUNN
                                            --------------------------------
                                                 Colin Dunn, Vice President of
                                                 Finance and Chief Financial
                                                 Officer

Dated:  November 12, 2001