Form 10-K
period 2001-12-31
BEL FUSE INC /NJ
filed 2002-03-28
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

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


               206 VAN VORST STREET, JERSEY CITY, NEW JERSEY 07302
                                 (201) 432-0463
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


Securities registered pursuant to Section 12(b) of the Act:   None


Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.10 par value; Class B Common Stock, $.10 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of March 1, 2002 was approximately $41,445,882 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Aggregate market value of non-voting stock held by non-affiliates as of March 1, 2002 was approximately $146,994,200 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

     Number of shares of Common Stock outstanding as of March 1, 2002: 2,674,913 Class A Common Stock; 8,182,502 Class B Common Stock.

Documents incorporated by reference:

     Bel Fuse Inc.'s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                  BEL FUSE INC.

                                      INDEX

Part I                                                                    Page
------                                                                    ----
  Item 1.  Business....................................................     1

  Item 2.  Properties..................................................     5

  Item 3.  Legal Proceedings...........................................     5

  Item 4.  Submission of Matters to Vote of Security
           Holders.....................................................     6

  Item 4A. Executive Officers of the Registrant........................     6

Part II
-------
  Item 5.  Market for Registrant's Common Equity
           And Related Stockholder Matters.............................     8

  Item 6.  Selected Financial Data.....................................     9

  Item 7.  Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operations..................................................    10

  Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk...........................................    17

  Item 8.  Financial Statements and Supplementary Data.................    18*

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................    19

Part III
--------
  Item 10. Directors of the Registrant ................................    19

  Item 11. Executive Compensation......................................    19

  Item 12. Security Ownership of Certain
           Beneficial Owners and Management............................    19

  Item 13. Certain Relationships and Related Transactions..............    19

Part IV

  Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.....................................    20


Signatures.............................................................    23

*Page F-1 follows page 18

                          FORWARD LOOKING INFORMATION

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the following: (a) the dramatic impact of current conditions in the telecommunication market on the Company's customers; (b) the general conditions in the electronics industry; (c) the risk that the Company may be unable to respond adequately to rapidly changing technology developments in its industry; (d) risks associated with its the Company's Far East operations; (e) the highly competitive nature of the Company's industry and the impact the competitors' new products and pricing may have upon the Company; (f) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions; (g) the Company's reliance on certain substantial customers; (h) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs; (i) the risk of foreign currency fluctuations; and (j) other market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over net assets acquired and other intangible assets is approximately $5.7 million and is being amortized on a straight-line basis over 4 to 15 years. Effective January 1, 2002 goodwill will no longer be subject to amortization. The Company will test for impairment using an independent appraiser. The Company will discontinue the amortization of goodwill effective January 1, 2002. See Note 1 of Notes to Consolidated Financial Statements.

Product Groups

     Power Products

     In 2001, the Company entered into the market for power conversion products focusing on providing non-isolated DC/DC converters designed specifically to power low voltage silicon devices. The need for converting one DC voltage to another is growing rapidly as the developers of integrated circuits are now commonly adjusting the supply voltage as a means of optimizing device performance. The Company develops both standard and custom DC/DC converters. These products leverage the Company's existing manufacturing capabilities and are marketed primarily to the Company's existing customer base.

     Magnetic Components

     The Company manufactures a broad range of magnetic components used in networking, telecommunications, high speed data transmission equipment, automotive and consumer products. These wire-wound devices perform such functions as signal delay, signal timing, signal conditioning, impedance matching, filtering, isolation, power conversion and power transfer. Transformers for networking and telecommunication applications are developed based on market requirements for emerging technologies, often to support an integrated circuit (IC) design.

     Integrated Connector Modules

     These modules combine the Company's magnetic components with combinations of RJ45 and USB connectors. In addition to connectivity, these modules provide the signal conditioning, electro-magnetic interference suppression and signal isolation which were previously performed by multiple, discrete components.

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

Marketing

     The Company sells its products to more than 800 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's sales personnel throughout the world. As of December 31, 2001, the Company had a sales and support staff of 34 persons that supported 58 sales representative organizations and 1 non-exclusive distributor.

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

     The Company did not have sales to any one customer in excess of ten percent of 2001 consolidated sales.

Research and Development

     The Company's research and development efforts in 2001 were spread among all of the Company's current product groups. The Company's research and development facilities are located in California, Indiana, Texas, Massachusetts, Hong Kong and China. In addition, the Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. Research and development costs amounted to $4,967,000 in 2001. The Company plans to close its Indiana and Texas facilities by the end of the third quarter of 2002 and relocate them in California. The Company is currently looking for property to purchase in San Diego, California where its research and development facility will be located. The Company's statements regarding its plans to close facilities and relocate them constitute Forward Looking Statements. Actual experience could differ materially from such statements for a variety of factors, including applicable legal and regulatory requirements and other logistical issues.

Suppliers

     The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

     With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative source and the nature of the demand for the Company's products. In the past the Company has experienced shortages in certain raw materials, such as capacitors and ferrites, when these materials were in great demand. Even though the Company may have more then one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the time desired by the Company.

Backlog

     The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 25, 2002 was approximately $13.0 million, as compared with a backlog of $46 million as of February 25, 2001. Management expects that all of the Company's backlog as of February 25, 2002 will be shipped by December 31, 2002. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated shorter lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog is no longer as reliable an indicator of the timing of future sales as it has been in the past.

Trademarks and Patents

     The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from September 30, 2002 to August 29, 2020.

     The Company utilizes eight U.S. registered trademarks - BELFUSE, BEL, BELMAG, BELSTACK, BELSTICK, BELCOMBO, SURFUSE and COMPONENTS FOR A CONNECTED PLANET- to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

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

Employees

     As of December 31, 2001, the Company had 866 full-time employees. The Company employed 114 people in its U.S. facilities and 752 throughout the rest of the world excluding workers supplied by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Item 2. PROPERTIES

     The Company currently occupies approximately 519,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China and its Special Administrative Regions ("SAR") of Hong Kong and Macau in the Far East, in California, Texas, Massachusetts and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 40% of the 519,000 square feet the Company occupies is owned, while the remainder is leased. The Company plans to close its Indiana and Texas facilities by the end of the third quarter of 2002 and relocate them in California. The statements regarding its plans to close facilities and relocate them constitute Forward Looking Statements. Actual experience could differ materially from such statements for a variety of factors, including applicable legal and regulatory requirements and other logistical issues. See
Note 11 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

Item 3. LEGAL PROCEEDINGS

     The Company commenced an arbitration proceeding before the American Arbitration Association against Lucent Technologies, Inc. in or about December 2000. The arbitration arises out of an Agreement for the Purchase and Sale of Assets, dated October 2, 1998 (the "Asset Purchase Agreement"), among Bel Fuse, Lucent Technologies, Inc. and Lucent Technologies Maquiladores, Inc., and a related Global Procurement Agreement, dated October 2, 1998 (the "Supply Agreement"), between Lucent Technologies, Inc., as Buyer, and Bel Fuse, as Supplier. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Lucent's signal transformer business. Pursuant to the Supply Agreement, Lucent agreed that except for limited instances where Lucent was obligated to purchase product elsewhere, for a term of 3-1/2 years, Lucent would be obligated, on an as required basis, to purchase from the Company all of Lucent's requirements for signal transformer products. The Supply Agreement also provided that the Company would be given the opportunity to furnish quotations for the sale of other products.

     The Company is seeking monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against and defenses to Lucent and its counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                       Positions and Offices
                             Officer                     With the Company/
Name and Age                  Since                      Business Experience
------------                 -------                ----------------------------
Daniel Bernstein, 48 ......   1985                  President, Chief Executive
                                                    Officer and Director

Robert H. Simandl, 73 .....   1967                  Secretary and Director

Colin Dunn, 57 ............   1992                  Vice President of Finance
                                                    and Treasurer

Joseph Meccariello, 51 ....   1995                  Vice President of
                                                    Manufacturing

Dennis Ackerman, 39 .......   2001                  Vice President of Operations

Dwayne Vasquez  39 ........   2001                  Vice President of Sales

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

     Colin Dunn joined the Company in 1991 as Finance Manager and in 1992 was named Vice President of Finance and Treasurer. He is currently a director of Bel Fuse Ltd and Bel Fuse Macau LDA. Prior to joining the Company, Mr. Dunn was Vice President of Finance and Operations at Kentek Information Systems, Inc. from 1985 to 1991 and had previously held a series of senior management positions with Braintech Inc. and Weyerhaeuser Company.

     Joseph Meccariello joined the Company in 1979 as a Manager of Mechanical Engineering and in 1994 became the Deputy Managing Director of the Company's Hong Kong subsidiary, Bel Fuse, Ltd. In 1995 he was named Vice President of Manufacturing with responsibility for Far East production operations.

     Dennis Ackerman joined the Company in 1986 and has held the positions of customer service manager, sales manager, purchasing manager and operations manager. In 2001 he was named Vice President of Operations.

     Dwayne Vazquez joined the Company in 2001 as Director of Sales. In October 2001 he was promoted to Vice President of Sales with responsibility for the Company's worldwide sales organization. From 1997 to 2001 he was Director of Sales and Marketing at Ericson Microelectronics, Power Module Division in Richardson, Texas where he was responsible for driving revenue in the DC/DC and Board Mounted Power product markets.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Market Information

     On July 9, 1998 the shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share ("Class A" and "Class B," respectively), which are traded on the Nasdaq National Market. The following table sets forth the high and low closing sales price range (as reported by National Quotation Bureau, Inc.) for the Common Stock on Nasdaq for each quarter during the past two years.

                                  Class A    Class B     Class A     Class B
                                    High      High         Low         Low
                                  -------    -------     -------     -------

Year Ended December 31, 2000
  First Quarter ................   $25.75    $24.50      $18.50       $16.56
  Second Quarter ...............    29.50     28.81       14.81        14.88
  Third Quarter ................    44.94     41.75       25.00        22.31
  Fourth Quarter ...............    46.00     44.94       28.75        27.00

Year Ended December 31, 2001
  First Quarter ................   $39.75    $39.94      $19.75       $20.00
  Second Quarter ...............    31.75     33.50       20.25        20.57
  Third Quarter ................    30.00     31.45       17.55        18.55
  Fourth Quarter ...............    24.25     26.69       18.00        19.25

     The Common Stock is reported under the symbol BELFA and BELFB in the Nasdaq National Market.

          (b) Holders

     As of March 1, 2002 there were 146 registered shareholders of the Company's Class A Common Stock and 166 registered shareholders of Class B Common Stock. The Company estimates that there were 2,190 beneficial shareholders of Class A Common Stock and 4,661 beneficial shareholders of Class B Common Stock.

          (c) Dividends

     There are no contractual restrictions on the Company's ability to pay dividends. On February 1, 2001, May 1, 2001, August 1, 2001, and November 1, 2001 the Company paid a $.05 per share dividend to all shareholders of record of class B Common Stock in the total amount of $399,070, $400,036, $402,150, and $402,304, respectively. On February 1, 2000, May 1, 2000, August 1, 2000 and November 1, 2000, the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $393,908, $395,356, $395,504 and $396,091, respectively. On February 1, 2002 the Company paid a $.05 per share dividend to all shareholders of record at January 11, 2002 of Class B Common Stock in the total amount of $404,351.

Item 6.  SELECTED FINANCIAL DATA


                                                                      Years Ended December 31,
                                           --------------------------------------------------------------------------------
                                               2001             2000             1999               1998              1997
                                           -----------        ----------        ---------          --------          ------
                                                            (In thousands of dollars, except per share data)
Selected Statements of Operations Data: (a)

Net sales ................................  $ 96,045        $ 145,227         $ 119,464          $ 90,754          $ 73,531
Cost of sales ............................    89,603           88,479            76,113            58,654            50,724
Selling, general and
  administrative expenses ................    21,561           23,284            19,502            16,648            13,830
Other income - net (b) ...................     2,411            3,912               878             1,579             1,428
Earnings (loss) before
  income taxes ...........................   (12,709)          37,376            24,727            17,031            10,405
Income tax provision (benefit) ...........      (547)           5,159             3,435             1,813             1,555
Net earnings (loss) ......................   (12,162)          32,217            21,292            15,218             8,850
Earnings (loss) per common
  share - basic (c) ......................     (1.13)            3.04              2.03              1.47              0.87
Earnings (loss) per common
  share - diluted (c) ....................     (1.13)            2.94              1.98              1.45              0.86
Cash dividends declared per
  Class B common share ...................      0.20             0.20              0.20               --                --



                                                                      As of December 31,
                                           ---------------------------------------------------------------------------------
                                             2001             2000              1999              1998               1997
                                           ---------        --------         ---------          ---------          ---------
                                                            (In thousands of dollars, except per share data)
Selected Balance Sheet Data:

Working capital ..........................  $ 83,698        $ 97,720          $ 66,768           $ 40,899          $ 44,750
Total assets .............................   147,517         169,513           125,138            103,625            83,152
Stockholders' equity .....................   129,463         141,016           110,254             88,806            72,829
Book value per
  share (b) ..............................     12.02           13.25             10.46               8.56              7.11
Return on average
  total assets, % ........................     (7.60)          21.87             18.25              12.50             11.60
Return on average Stockholders'
  equity, % ..............................     (8.80)          25.64             20.93              19.00             13.10


-----------

(a) On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285 in cash (including acquisition expenses). The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition.

(b) Includes gains of $1,081 from the sale of marketable securities during 2000.

(c) After giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999.

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

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include slow down in customer demand as the Company is currently experiencing, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, and cancellation or loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company seeks sales and profit growth by expanding its existing customer base, developing new products and by pursuing strategic acquisitions that meet the Company's criteria relating to the market for the products; the Company's ability to efficiently manufacture the product; synergies that are created by the acquisition; and a purchase price that represents fair value. If the Company's evaluation of a target company misjudges its technology, estimated future sales and profitability levels, or inability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

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

                                               Percentage of Net Sales
                                         -------------------------------------
                                               Years Ended December 31,
                                         -------------------------------------
                                          2001           2000           1999
                                         -----           -----          ------
Net sales ....................           100.0%          100.0%         100.0%
Cost of sales ................            93.3%           60.9%          63.7%
Selling, general and
  administrative expenses ....            22.4%           16.0%          16.3%
Other income, net of
  interest expense ...........             2.5%            2.7%           0.7%
Earnings (loss) before income
  taxes ......................           (13.2)%          25.8%          20.7%
Income tax provision (benefit)            (0.6)%           3.6%           2.9%
Net earnings (loss) ..........           (12.6)%          22.2%          17.8%


                                    Increase (decrease) from
                                          Prior Period
                                  -------------------------------
                                  2001 compared     2000 compared
                                    with 2000         with 1999
                                  -------------     -------------
Net sales .....................       (33.9)%           21.6%

Cost of sales .................         1.3%            16.3%

Selling, general and
  administrative expenses .....        (7.4)%           19.4%

Net earnings ..................      (137.8)%           51.3%

Sales

     Net sales decreased 33.9% from approximately $145.2 million in 2000 to approximately $96.0 million in 2001. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking segments were particularly depressed. The Company is experiencing both volume reductions and price degradation as the number of manufacturers with saleable products increases and customers take aggressive price positions.

     Several of the Company's customers are facing difficult market conditions. Some customers have delayed purchase orders, while others have cancelled purchase orders outright. Certain customers continue to have surplus inventories, thereby reducing their need for the Company's products. As a result of these potential difficulties, the Company believes that first quarter 2002 revenue levels and earnings are not likely to improve upon fourth quarter 2001 results exclusive of charges for fixed asset write-offs and restructuring related expenses. The Company expects to incur additional severance and employee relocation charges of up to approximately $1,000,000 (net of taxes) during the first nine months of 2002. This projection represents a Forward-Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

     Net sales increased 21.6% from approximately $119.5 million in 1999 to approximately $145.2 million in 2000. The Company attributes this increase primarily to an increased volume of sales of ICMs, magnetic components and fuses.

  Cost of Sales

     Cost of sales as a percentage of net sales increased from 60.9% in 2000 to 93.3% in 2001. The increase in the cost of sales percentage is primarily attributable to a $14.6 million inventory write-off of surplus and obsolete inventory and non-cancelable purchase commitments. This provision reflected the Company's assessment of then current business levels and its belief that its customers will ultimately seek next generation products when and if a recovery occurs. Additionally, the Company incurred a charge during the fourth quarter of 2001 in the total amount of $5.6 million for the write down of fixed assets due to changing customer preferences and projected lower volumes in mature product lines and other charges related to the consolidation of the Company's engineering facilities. Also contributing to the increase in cost of sales are manufacturing inefficiencies due to reduced sales volume and sales with lower or no gross profit margins.

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

   Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased from 16.0% in 2000 to 22.4% in 2001. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 7.4%. The Company attributes the decrease in dollar amount of such expenses to reduced sales and marketing salaries and related expenses, offset in part by a salary continuance of approximately $700,000 due under the terms of the late Chairman of the Board's employment agreement and a charge in the amount of $533,000 related to the modification of the terms of certain non-qualified incentive stock options held by the estate of the Chairman of the Board. The Company's Chairman passed away in July 2001. Additionally, the Company incurred severance costs in the Far East of $460,000.

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

   Other Income - net

     Other income, consisting principally of a gain on the sale of marketable securities during 2000 and interest earned on cash and cash equivalents, decreased by approximately 1,501,000 during the year 2001 compared to the year 2000. The decrease is due to the $1.0 million gain on the sale of marketable securities during 2000 and lower interest income due to lower interest rates earned on cash and cash equivalents despite higher cash and cash equivalent balances during 2001.

     Other income, consisting principally of interest earned on cash and cash equivalents and gains on the sale of marketable securities, increased by approximately $3.0 million from the year 1999 to 2000. The increase is due to the gains on the sale of marketable securities and higher interest income as the Company maintained higher cash and cash equivalent balances during 2000.

     Provision for Income Taxes

     The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Management has identified $20 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.1 million have been provided on such earnings ($(.1) million during 2001, $2.1 million during 2000 and $4.1 million during 1999 and prior years.

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

     The provision (benefit) for income taxes for 2001 was $(547,000) as compared to $5,159,000 for 2000. The decrease in the provision is due primarily to foreign losses arising from inventory writedowns, United States and foreign losses arising from fixed asset write-offs and severance related expenses in 2001 and lower United States taxes resulting from the gain on the sale of marketable securities in 2000 versus 2001 offset in part by pretax profit in 2001 before these charges.

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

Cost Control Measures

     In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a consolidation of the Company's operations and the recognition of related charges in future periods. The Company expects to incur additional severance and employee relocation charges of up to approximately $1.0 million (net of taxes) during the first nine months of 2002. The description of this expectation constitutes a Forward Looking Statement. Actual results could differ materially from such expectation as a result of a number of factors, including the Company's ability to effect its relocation plans, the economic condition of the Company's industry and other factors that relate to the extent to which the Company is able to restore its profitability.

Inflation

     During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most transactions have been denominated in U.S. dollars or currencies linked to the U.S. dollar.

Liquidity and Capital Resources

     Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the open markets.

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at December 31, 2001. The $1 million line of credit is renewable annually. The $10 million line of credit is a three year line and is renewable during May 2002. The Company will seek to renew this credit line although there can be no assurance that it will be able to do so. Borrowings under a $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at December 31, 2001. The line of credit expires in December 31, 2002. Borrowing on the line of credit is guaranteed by the U.S. parent.

     For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's Consolidated Financial Statements.

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $5.7 million and is being amortized on a straight-line basis over 4 to 15 years. The Company will discontinue the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill in accordance with SFAS No. 142.

     The Company has completed the construction of new corporate offices in Jersey City in the amount of $2.8 million. As of December 31, 2001 there are no outstanding liabilities in connection with this project.

     During 2001 the Chairman of the Board passed away. Under the terms of his employment agreement dated October 29, 1997, the Company is obligated to pay his Estate the balance due on his employment agreement which approximates $895,000 (of which $195,000 was expensed in prior years) through December 31, 2003 plus health insurance benefits. In addition, the Board of Directors unanimously agreed to modify the terms of certain options held by the late Chairman's Estate. This resulted in a compensation charge of $533,000 for the year ended December 31, 2001.

     On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2001 the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During 2001, the Company's cash and cash equivalents increased by approximately $6.9 million, reflecting approximately $21.0 million provided by operating activities, $3.7 from the sale of marketable securities and $1.3 million from the exercise of stock options, offset, in part, by approximately $6.0 million in purchases of plant and equipment, $5.9 for the payment for acquisitions, approximately $1.6 million in dividends and $5.9 in purchases of marketable securities.

     Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 55.2% and 51.9% of the Company's total assets at December 31, 2001 and 2000, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 7.2 to 1 and 5.5 to 1 at December 31, 2001 and 2000, respectively.

     At December 31, 2001, the Company was obligated under non-cancelable operating leases and purchase commitments for raw materials as follows:


             Years Ended                               Purchase
            December 31,             Leases          Commitments
            ------------           ----------        -----------
               2002 .............  $  502,000        $2,800,000
               2003 .............     382,000              --
               2004 .............     209,000              --
               2005 .............     141,000              --
               2006 .............      75,000              --
                                   ----------        ----------
                                   $1,309,000        $2,800,000
                                   ==========        ==========

Other Matters

     Territories of Hong Kong, Macau and The People's Republic of China

     The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China in the middle of 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 48% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

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

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company tested for impairment of goodwill as of January 1, 2002 using an independent appraiser which resulted in no impairment of goodwill under FASB 142. The Company will discontinue the amortization of goodwill effective January 1, 2002. This will result in a reduction of amortization expense of approximately $860,000 during 2002.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 in its year beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

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

                                  BEL FUSE INC
                                      INDEX

                                                                        Page
                                                                        ----
Financial Statements
--------------------

Independent Auditors' Report .....................................       F-1

Consolidated Balance Sheets as of December 31,
 2001 and 2000 ...................................................    F-2 - F-3

Consolidated Statements of Operations for Each
 of the Three Years in the Period Ended
 December 31, 2001 ...............................................       F-4

Consolidated Statements of Stockholders' Equity
 for Each of the Three Years in the Period
 Ended December 31, 2001 .........................................    F-5 - F-6

Consolidated Statements of Cash Flows for Each
 of the Three Years in the Period Ended
 December 31, 2001 ...............................................    F-7 - F-9

Notes to Consolidated Financial Statements .......................   F-10 - F-27

Selected Quarterly Financial Data - Years Ended
 December 31, 2001 and 2000 (Unaudited) ..........................       F-28


                                        F

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

March 13, 2002
New York, New York

                    BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                    December 31,    December 31,
                                                        2001           2000
                                                    ------------    ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents ...............     $ 69,278,574     $ 62,587,033
     Marketable securities ...................        2,342,663          231,431
     Accounts receivable - less allowance
      of $945,000 and $945,000 ...............        9,814,914       25,165,748
     Inventories .............................       13,870,822       30,259,606
     Prepaid expenses and other current
      assets .................................          269,275          318,120
     Refundable income taxes .................          826,859             --
     Deferred income taxes ...................          817,000          654,000
                                                   ------------     ------------
         Total Current Assets ................       97,220,107      119,215,938
                                                   ------------     ------------

Property, plant and equipment - net ..........       36,353,951       39,738,064

Goodwill - net of amortization of
 $5,811,188 and $3,548,401 ...................       13,653,521       10,241,051

Other assets .................................          288,943          318,352
                                                   ------------     ------------
     TOTAL ASSETS ............................     $147,516,522     $169,513,405
                                                   ============     ============


                 See notes to consolidated financial statements.

                    BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2001         2000
                                                     ------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ............................   $  4,624,185   $ 13,038,299
     Accrued expenses ............................      8,492,425      8,058,326
     Dividends payable ...........................        405,000        399,700
                                                     ------------   ------------
         Total Current Liabilities ...............     13,521,610     21,496,325
                                                     ------------   ------------
Deferred income taxes ............................      4,532,000      7,001,000
                                                     ------------   ------------
         Total Liabilities .......................     18,053,610     28,497,325
                                                     ------------   ------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued ................................           --             --
     Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding
      2,664,637 and 2,646,828 shares, respectively
      (net of 1,072,770 treasury shares) .........        266,464        264,683
     Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding
      8,105,117 and 7,993,783 shares, respectively
      (net of 3,218,310 treasury shares) .........        810,512        799,379
     Additional paid-in capital ..................     11,674,768      9,419,553
     Retained earnings ...........................    116,699,114    130,470,576
     Cumulative other comprehensive
      income .....................................         12,054         61,889
                                                     ------------   ------------
         Total Stockholders' Equity ..............    129,462,912    141,016,080
                                                     ------------   ------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY ..................   $147,516,522   $169,513,405
                                                     ============   ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended December 31,
                                                    ----------------------------------------------
                                                        2001             2000            1999
                                                    -------------    -------------   -------------
Net Sales .......................................   $  96,044,817    $ 145,226,811   $ 119,463,650
                                                    -------------    -------------   -------------
Costs and expenses:
     Cost of sales ..............................      89,603,327       88,478,545      76,112,866
     Selling, general and administrative ........      21,561,028       23,284,152      19,501,988
                                                    -------------    -------------   -------------
                                                      111,164,355      111,762,697      95,614,854
                                                    -------------    -------------   -------------
Income (loss) from operations ...................     (15,119,538)      33,464,114      23,848,796
Other income - net ..............................       2,410,566        3,912,347         878,037
                                                    -------------    -------------   -------------
Earnings (loss) before provision for income taxes     (12,708,972)      37,376,461      24,726,833
Income tax provision (benefit) ..................        (547,000)       5,159,000       3,435,000
                                                    -------------    -------------   -------------
Net earnings (loss) .............................   $ (12,161,972)   $  32,217,461   $  21,291,833
                                                    =============    =============   =============
Earnings (loss) per common share - basic ........   $       (1.13)   $        3.04   $        2.03
                                                    =============    =============   =============
Earnings (loss) per common share - diluted ......   $       (1.13)   $        2.94   $        1.98
                                                    =============    =============   =============
Weighted average number of
 common shares outstanding - basic ..............      10,715,921       10,582,916      10,476,670
                                                    =============    =============   =============
Weighted average number of
 common shares outstanding - diluted ............      10,715,921       10,953,540      10,777,485
                                                    =============    =============   =============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Cumulative
                                                                                        Other
                                                        Compre-                        Compre-      Class A    Class B  Additional
                                                        hensive      Retained          hensive      Common     Common     Paid-in
                                         Total          Income       Earnings       Income (loss)    Stock      Stock     Capital
                                       -----------    ---------     ------------    ------------- ----------  --------- -----------
Balance, January 1, 1999 ...........   $88,806,159                   $79,728,787      $ (4,711)    $ 260,331  $ 780,993  $8,040,759
Exercise of stock
  options ..........................       662,821                                                     2,889     10,038     649,894
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options ..........       121,000                                                                          121,000
Cash dividends on Class B
  common stock .....................    (1,180,855)                   (1,180,855)
Currency translation
  adjustment .......................        15,275    $    15,275                       15,275
Unrealized gain
  on marketable
  securities-net of taxes ..........       537,704        537,704                      537,704
Net earnings .......................    21,291,833     21,291,833     21,291,833
                                                      -----------
      Comprehensive Income .........                  $21,844,812
                                       -----------    ===========   ------------      --------      --------   --------  ----------

Balance, December 31, 1999 .........   110,253,937                    99,839,765       548,268       263,220    791,031   8,811,653
Exercise of stock
  options ..........................       962,516                                                     1,463     10,708     950,345
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options ..........       438,000                                                                          438,000
Cash dividends on Class B
  common stock .....................    (1,586,650)                   (1,586,650)
Currency translation
  adjustment .......................        26,607       $ 26,607                       26,607
Purchase and retirement of
  common stock .....................      (807,805)                                                              (2,360)   (805,445)
Issuance of stock warrants
  for consulting services ..........        25,000                                                                           25,000
Decrease in marketable
  securities-net of taxes ..........      (512,986)      (512,986)                    (512,986)
Net earnings .......................    32,217,461     32,217,461     32,217,461
                                                      -----------
      Comprehensive Income .........                  $31,731,082
                                                      ===========
                                       -----------                  ------------      --------      --------   --------  ----------
Balance, December 31, 2000 .........   141,016,080                   130,470,576        61,889       264,683    799,379   9,419,553



                See notes to consolidated financial statements.

                                        BEL FUSE INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Cumulative
                                                                                       Other
                                                      Compre-                          Compre-      Class A    Class B    Additional
                                                      hensive        Retained          hensive       Common     Common      Paid-in
                                        Total         Income         Earnings       Income (loss)    Stock      Stock      Capital
                                    ------------   ------------    ------------     -------------  --------   --------   -----------
Exercise of stock
  options .........................    1,328,129                                                      1,781    11,133      1,315,215
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options .........      382,000                                                                             382,000
Cash dividends on Class B
  common stock ....................   (1,609,490)                    (1,609,490)
Modifications of terms of
  stock option ....................      533,000                                                                             533,000
Currency translation
  adjustment ......................        3,165   $      3,165                           3,165
Issuance of common stock warrants
  for consulting services .........       25,000                                                                              25,000
Decrease in marketable
  securities-net of taxes .........      (53,000)       (53,000)                        (53,000)
Net loss ..........................  (12,161,972)   (12,161,972)    (12,161,972)
                                                   ------------
      Comprehensive loss ..........                $(12,211,807)
                                                   ============
                                    ------------                   ------------        --------    --------   --------   -----------
Balance, December 31, 2001 ........ $129,462,912                   $116,699,114        $ 12,054    $266,464   $810,512   $11,674,768
                                    ============                   ============        ========    ========   ========   ===========

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                     --------------------------------------------
                                                         2001           2000             1999
                                                     ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss) ...........................   $(12,161,972)   $ 32,217,461    $ 21,291,833
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
     Depreciation and amortization ...............      7,784,577       5,931,755       6,100,768
     Inventory write-off .........................     14,586,000            --              --
     Loss on write-off/sale of fixed assets ......      3,957,267            --              --
     Restructuring charges .......................      1,056,000            --              --
     Other .......................................        941,575         493,269         126,929
     Deferred income taxes .......................     (2,592,000)      1,783,000       1,634,000
     Gain on sale of marketable securities .......           --        (1,081,437)           --
     Changes in operating assets
      and liabilities ............................      7,400,734        (941,946)     (5,908,708)
        Net Cash Provided by                         ------------     -----------     -----------
         Operating Activities ....................     20,972,181      38,402,102      23,244,822
                                                     ------------     -----------     -----------
Cash flows from investing activities:
     Purchase of property, plant
      and equipment ..............................     (5,975,441)     (8,127,595)     (5,272,130)
     Purchase of marketable
      securities .................................     (5,864,808)       (773,253)     (1,357,335)
     Payment for acquisitions-net of cash acquired     (5,943,046)           --           (43,806)
     Proceeds from sale of
      marketable securities ......................      3,663,213       3,024,432            --
     Proceeds from sale of
      equipment ..................................         89,164             865         136,953
                                                     ------------     -----------     -----------
         Net Cash Used in
            Investing Activities .................    (14,030,918)     (5,875,551)     (6,536,318)
                                                     ------------     -----------     -----------


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                  Year Ended December 31,
                                                            -------------------------------------------
                                                                2001            2000            1999
                                                            -----------    ------------     -----------
Cash flows from financing activities:
     Repurchase of common stock ........................           --          (807,805)           --
     Loan repayments ...................................         29,000         104,000         128,804
     Proceeds from exercise of
      stock options ....................................      1,328,129         962,516         662,821
     Dividends paid to common
      shareholders .....................................     (1,606,851)     (1,580,858)     (1,041,185)
                                                           ------------    ------------    ------------
         Net Cash Used in Financing Activities .........       (249,722)     (1,322,147)       (249,560)
                                                           ------------    ------------    ------------
Net Increase in Cash and Cash Equivalents ..............      6,691,541      31,204,404      16,458,944
Cash and Cash Equivalents
  - beginning of year ..................................     62,587,033      31,382,629      14,923,685
                                                           ------------    ------------    ------------
Cash and Cash Equivalents
  - end of year ........................................   $ 69,278,574    $ 62,587,033    $ 31,382,629
                                                           ============    ============    ============
Changes in operating assets and liabilities consist of:
     (Increase) decrease in accounts
      receivable .......................................   $ 15,351,628    $ (6,377,235)   $ (1,742,976)
     (Increase) decrease in inventories ................      1,863,260      (6,048,952)     (2,363,091)
     (Increase) decrease in prepaid
      expenses and other
      current assets ...................................         73,287         (87,300)       (109,755)
     (Increase) in prepaid taxes .......................       (826,859)           --              --
     Decrease in other assets ..........................         29,409          54,123          76,778
     Increase (decrease) in
      accounts payable .................................     (8,446,636)      8,662,384        (609,925)
     (Decrease) increase in
      accrued expenses .................................       (643,355)      3,096,884      (1,391,342)
     Increase (decrease) in
      income taxes payable .............................           --          (241,850)        231,603
                                                           ------------    ------------    ------------
                                                           $  7,400,734    $   (941,946)   $ (5,908,708)
                                                           ============    ============    ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)


                                                       Year Ended December 31,
                                                 -------------------------------------
                                                    2001        2000          1999
                                                 ----------  -----------   -----------
Supplementary information:
     Cash paid during the year for:
        Income taxes .........................   $2,421,000   $3,183,000   $1,598,000
                                                 ==========   ==========   ==========
     Details of acquisition:
        Fair value of assets
         acquired (excluding cash of $341,954)   $  267,789
        Intangibles ..........................    5,675,257
                                                 ----------
     Cash paid for acquisition ...............   $5,943,046
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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

     CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2001 and 2000, cash equivalents approximate $50,588,000 and $53,128,000, respectively.

     MARKETABLE SECURITIES - The Company classifies its investments in equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income.

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

     AMORTIZATION OF INTANGIBLES - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired in a business acquisition. Goodwill and other intangible assets are amortized on a straight-line basis over 4 to 15 years. Amortization expense was $2,263,000 in 2001, $1,506,000 in 2000, and $1,518,000 in 1999.

     Subsequent to January 1, 2002, the Company will evaluate the recoverability of goodwill by estimating the future discounted cash flows of the reporting units to which the goodwill relates. This evaluation will be made whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. Estimated cash flows will be determined by disaggregating the Company's business segments into operational and organizational levels for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying amount of the reporting unit, impairment loss will be charged to operations.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In determining the estimated future cash flows, the Company will consider current and projected future levels of income as well as business trends, prospects, and market and economic conditions. Prior to December 31, 2001, the assessment of recoverability and measurement of impairment was based on undiscounted cash flows.

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

     The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment, the assumed repatriation of a portion of foreign earnings and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain foreign net operating loss carryforward.

     STOCK - BASED COMPENSATION - The Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, stock options granted to employees are recorded using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     On July 6, 2001 the Chairman of the Board passed away. The Board of Directors unanimously agreed to modify the terms of certain options held by the late Chairman's Estate. This resulted in a compensation charge of $533,000 for the year ended December 31, 2001.

     EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 2001, the Company wrote-off property and equipment with a net book value of approximately $3,950,000.

     EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 218,212, 370,624, and 300,815 for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001 potential common shares outstanding were omitted from the calculation of loss per share as the effect would be antidilutive. During the two years ended December 31, 2000, there were no antidilutive options and warrants omitted from the calculation of diluted earnings per share.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

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

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company tested for impairment of goodwill as of January 1, 2002 using an independent appraiser which resulted in no impairment of goodwill under FASB 142. The Company will discontinue the amortization of goodwill effective January 1, 2002. This will result in a reduction of amortization expense of approximately $860,000 during 2002.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 in its year beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

2.   ACQUISITION

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements since the date of acquisition. Purchase price allocations were based on independent formal appraisals. The excess of the purchase price over net assets acquired and other intangible assets is approximately $5.7 million and is being amortized on a straight-line basis over a period of 4 to 15 years. The Company will discontinue the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill in accordance with SFAS No. 141. The following unaudited pro forma summary results of operations assumes that both Current Concepts and E-Power had been acquired as of January 1, 2000:

                                                      Year Ended
                                                      December 31,
                                           ---------------------------------
                                              2001                    2000
                                           --------                ---------
                                                (Dollars in thousands
                                                except per share data)
Sales ...............................      $ 96,133                $ 145,929
Net income (loss) ...................       (13,321)                  31,173
Earnings (loss) per share-diluted ...      $  (1.24)               $    2.85

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2000, nor should such information be construed as being a representation of the future results of operations of the Company.

3.   MARKETABLE SECURITIES

     At December 31, 2001 and 2000 respectively, marketable securities have a cost of approximately $2,396,000 and $186,000, an estimated fair value of approximately $2,343,000 and $231,000, gross unrealized (loss) gain of approximately $(53,000) and $(513,000) and realized gain of approximately $1,081,000 during 2000. The realized gain in 2000 is included in other income
- net.

4.  INVENTORIES

     Inventories consist of the following:

                                                       December 31,
                                             --------------------------------
                                                 2001                 2000
                                             -----------          -----------
Raw materials .............................  $ 9,289,702          $16,486,878
Work in process ...........................       67,638               91,095
Finished goods ............................    4,513,482           13,681,633
                                             -----------          -----------
                                             $13,870,822          $30,259,606
                                             ===========          ===========

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                           December 31,
                                                --------------------------------
                                                    2001                  2000
                                                -----------          -----------
Land ........................................   $ 1,660,466          $ 1,164,436
Buildings and improvements ..................    16,931,722           16,027,254
Machinery and equipment .....................    54,586,642           57,654,254
Idle property held for sale .................       250,000              935,000
                                                -----------          -----------
                                                 73,428,830           75,780,944
Less accumulated depreciation ...............    37,074,879           36,042,880
                                                -----------          -----------
                                                $36,353,951          $39,738,064
                                                ===========          ===========

     Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $5,521,000, $4,425,000, and $4,585,000, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                          Years Ended December 31,
                             --------------------------------------------------
                                2001                2000                1999
                             ----------          ----------          ----------
Current:
    Federal ...............  $1,674,000          $1,758,000          $  907,000
    Foreign ...............     244,000           1,367,000             729,000
    State .................     127,000             251,000             165,000
                             ----------          ----------          ----------
                              2,045,000           3,376,000           1,801,000
                             ----------          ----------          ----------
Deferred:
    Federal ...............  (1,616,000)          1,806,000           1,691,000
    Foreign ...............    (976,000)            (23,000)            (57,000)
                             ----------          ----------          ----------
                             (2,592,000)          1,783,000           1,634,000
                             ----------          ----------          ----------
                             $ (547,000)         $5,159,000          $3,435,000
                             ==========          ==========          ==========


A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                               Years Ended December 31,
                                   --------------------------------------------
                                       2001            2000            1999
                                   -----------      -----------     -----------
Tax provision (benefit)
  computed at the Federal
  statutory rate of 34% ........   $(4,321,000)     $12,708,000     $ 8,407,000
Increase (decrease) in
  taxes resulting from:
    Lower tax rates applicable
       to foreign operations ...     3,155,000       (7,376,000)     (4,924,000)
Repatriation of foreign
   passive income ..............       543,000             --               --
State taxes, net of federal
   benefit .....................        84,000          166,000         109,000
Other, net .....................        (8,000)        (339,000)       (157,000)
                                   -----------      -----------     -----------
                                   $  (547,000)     $ 5,159,000     $ 3,435,000
                                   ===========      ===========     ===========

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                                     December 31,
                                         ----------------------------------------------------------------------
                                                       2001                                 2000
                                         -------------------------------         ------------------------------
                                          Temporary                              Temporary
                                          Difference          Tax Effect         Difference          Tax Effect
                                         -----------         -----------         -----------         ----------
Deferred Liabilities-
  non-current
    Depreciation and
      amortization ..............        $10,917,000         $   739,000         $11,334,000         $  872,000

    Unremitted earnings of
      foreign subsidiaries
      not permanently
      reinvested ................         20,180,000           6,054,000          20,430,000          6,129,000
    Foreign net operating
    loss carryforward ...........         (8,000,000)           (696,000)               --                 --
    Provisions for which no
    current benefit is
    expected ....................         (3,913,000)         (1,565,000)               --                 --
                                         -----------         -----------         -----------         ----------
                                         $19,184,000         $ 4,532,000         $31,764,000         $7,001,000
                                         ===========         ===========         ===========         ==========

Deferred Assets
  (Liabilities)-current
    Unrealized
      appreciation (depreciation)
      in marketable
      securities ................        $    50,000         $    20,000         $   (45,000)        $  (18,000)
    Other temporary
      differences ...............          1,943,000             797,000           1,635,000            672,000
                                         -----------         -----------         -----------         ----------
                                         $ 1,993,000         $   817,000         $ 1,590,000         $  654,000
                                         ===========         ===========         ===========         ==========

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

     The Company has foreign net operating loss carry-forwards which expire during the years ended 2004 through 2006.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (continued)

     It is management's intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. $1,810,000 of earnings were repatriated during 2001. No earnings were repatriated during 2000, or 1999. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $90.0 million at December 31, 2001. Estimated income taxes related to unrepatriated foreign earnings would approximate $27.0 million. Management has identified approximately $20.2 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.1 million have been provided on such earnings ($(.1) million during 2001 $2.1 million during 2000 and $4.1 million during 1999 and prior years).

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

     The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows: The amount and percentages of the Company's sales were $20,707,000 (14.3%), $17,622,000 (12.1%) and $15,483,000 (10.2%) in
2000 and $24,066,000 (20.1%), $21,118,000 (17.7%) and $12,733,000 (10.7%) in
1999, respectively. No customers represented in excess of ten percent of consolidated sales in 2001. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

                                          2001                  2000                  1999
                                      -------------         -------------         -------------
Revenue from unrelated
    entities and country
    of Company's domicile:
        North America ........        $  47,257,490         $  84,389,919         $  69,603,111
        Asia/Pacific .........           22,895,848            30,021,853            23,675,905
        Hong Kong ............           13,906,574            14,292,061             7,622,297
        United Kingdom .......            1,296,138             2,211,792               347,745
        Europe ...............           10,354,125            13,903,454            17,835,412
        Other ................              334,642               407,732               379,180
                                      -------------         -------------         -------------
                                      $  96,044,817         $ 145,226,811         $ 119,463,650
                                      =============         =============         =============

Total Revenues:
        United States ........        $  46,989,911         $  84,875,000         $  72,048,046
        Asia .................           75,523,422           121,230,526           104,083,997
        Less intergeographic
          revenues ...........          (26,468,516)          (60,878,715)          (56,668,393)
                                      -------------         -------------         -------------
                                      $  96,044,817         $ 145,226,811         $ 119,463,650
                                      =============         =============         =============

Income (loss) from Operations:
        United States ........        $  (1,877,751)        $   3,735,292         $   2,299,951
        Asia .................          (13,241,713)           29,728,822            21,548,845
                                      -------------         -------------         -------------
                                      $ (15,119,464)        $  33,464,114         $  23,848,796
                                      =============         =============         =============

Identifiable Assets:
        United States ........        $  47,116,502         $  49,925,968         $  51,770,893
        Asia .................          112,651,502           123,634,713            87,826,707
        Less intergeographic
          eliminations .......          (12,251,482)           (4,047,276)          (14,459,318)
                                      -------------         -------------         -------------
Total Identifiable Assets ....        $ 147,516,522         $ 169,513,405         $ 125,138,282
                                      =============         =============         =============

Capital Expenditures:
        United States ........        $   1,583,417         $   2,337,330         $   1,334,885
        Asia .................            4,392,024             5,790,265             3,937,245
                                      -------------         -------------         -------------
                                      $   5,975,441         $   8,127,595         $   5,272,130
                                      =============         =============         =============

Depreciation and Amortization
    expense:
        United States ........        $   1,477,180         $   1,262,419         $   1,208,414
        Asia .................            6,307,397             4,669,336             4,892,354
                                      -------------         -------------         -------------
                                      $   7,784,577         $   5,931,755         $   6,100,768
                                      =============         =============         =============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES
     (Continued)

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to foreign countries to be manufactured into finished products and finished products manufactured in foreign countries and transferred to the United States for sale. Income from operations represents gross profit less operating expenses.

     Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

     The territory of Hong Kong became a Special Administrative Region ("SAR") of the People's Republic of China in the middle of 1997. The territory of Macau became a SAR of the People's Republic of China at the end of 1999. Management cannot presently predict what future impact, this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 48% of its identifiable assets are located in The People's Republic of China and its SARs of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     The Company's research and development facilities are located in California, Indiana, Texas, Massachusetts, Hong Kong and China. Research and development costs, which are expensed as incurred, amounted to $4,967,000 in 2001, $6,229,000 in 2000, and $5,932,000 in 1999. The Company plans to close its
Indiana and Texas facilities by the end of the third quarter of 2002 and relocate them in California. The Company is currently looking for property to purchase in San Diego, California where its research and development facility will be located.

8.   RETIREMENT FUND AND PROFIT SHARING PLAN

     The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $216,000, $261,000, and $281,000, respectively. As of December 31, 2001, the plans owned 30,346 and 132,946 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   RETIREMENT FUND AND PROFIT SHARING PLAN (Continued)

     The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $665,000, $518,000, and $511,000, respectively. As of December 31, 2001, the plan owned 4,820 and 22,406 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

9.   STOCK OPTION PLAN

     The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTION PLAN (Continued)

                                                              December 31,
                                         --------------------------------------------------
                                              2001               2000                1999
                                         ------------         -----------        -----------
Net earnings (loss) - as reported ..     $(12,161,972)        $32,217,461        $21,291,833
Net earnings (loss) - pro forma ....     $(14,416,817)        $30,576,995        $20,373,438
Earnings (loss) per share -
   basic - as reported .............     $      (1.13)        $      3.04        $      2.03
Earnings (loss) per share -
   basic - pro forma ...............     $      (1.35)        $      2.89        $      1.95
Earnings (loss) per share -
  diluted - as reported ............     $      (1.13)        $      2.94        $      1.98
Earnings (loss) per share -
  diluted - pro forma ..............     $      (1.35)        $      2.79        $      1.89

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividends yield of .7%, .8% and .8%; expected volatility of 76% in 2000 for Class A, and 41%, 85% and 82% for Class B; risk-free interest rate of 5%, 5% and 5%, and expected lives of 5 years.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTION PLAN (Continued)

     Information regarding the Company's Plan for 2001, 2000, and 1999 is as follows after giving retroactive effect to a two for one stock split on December 1, 1999:

                                          2001                             2000                              1999
                            ------------------------------ ---------------------------------  ---------------------------------
                                                Weighted-                          Weighted-                           Weighted-
                                                 Average                            Average                             Average
                                                 Exercise                           Exercise                           Exercise
                                Shares            Price        Shares                Price        Shares                 Price
                            ---------------     ---------- ---------------         ---------  --------------           ---------
Options out-
  standing, begin-
  ning of year ..........           822,429       $13.07           568,137           $ 9.03           523,400            $ 6.07
Options exercised .......          (129,143)      $10.27          (121,708)          $ 7.91          (129,263)           $ 5.13
Options granted .........           213,100       $29.50           376,000           $17.34           174,000            $15.40
Options cancelled .......           (28,271)      $14.05              --             $ --                --              $  --
                                    -------                        -------                            -------
Options out-
  standing, end
  of year ...............           878,115       $17.44           822,429           $13.07           568,137            $ 9.03
                                    =======                        =======                            =======
Options price
  range at end
  of year ...............   $5.75 to $29.50                $5.75 to $19.00                    $5.75 to $15.44
Options price
  range for
  exercised
  shares ................   $5.75 to $17.00                $5.75 to $15.44                     $3.25 to $7.00
Options available
  for grant at end
  of year ...............           152,000                        337,000                            713,000

Weighted-
  average fair
  value of options,
  granted during
  the year ..............           $ 12.16                         $ 9.28                             $ 9.61

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTION PLAN (continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                               Weighted-
                           Number Out-          Average           Weighted            Number           Weighted-
    Range of               standing at         Remaining           Average        Exercisable at        Average
    Exercise              December 31,        Contractual         Exercise         December 31,         Exercise
     Prices                   2001                Life              Price              2001              Price
----------------          ------------        -----------         --------        --------------       ---------
$ 5.75 to $ 7.00 ........   208,515             1 year              $ 6.26            165,264            $ 6.33
$15.38 to $15.44 ........   105,000             2 years             $15.41             23,000            $15.42
$17.00 to $19.00 ........   351,500             3 years             $17.37            111,500            $17.79
     $29.50 .............   213,100             4 years             $29.50               --              $  --
                            -------                                                   -------
                            878,115                                                   299,764
                            =======                                                   =======

10.  COMMON STOCK

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

     During 2000 the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company's outstanding common shares. As of December 31, 2001 the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

11.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments for operating leases are approximately as follows:

                  Years Ending
                 December 31,
                 --------------
                      2002 .....................   $  502,000
                      2003 .....................      382,000
                      2004 .....................      209,000
                      2005 .....................      141,000
                      2006 .....................       75,000
                                                   ----------
                                                   $1,309,000
                                                   ==========

     Rental expense was approximately $830,000, $670,000, and $600,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

     Credit Facilities

     The Company has two domestic unsecured lines of credit amounting to $11 million which were unused at December 31, 2001. The $1 million line of credit is renewable annually. The $10 million line of credit is a three year line and is renewable during May 2002. Borrowings under the $11 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2001. The line of credit expires December 31, 2002. Borrowing on the line of credit is guaranteed by the U.S. parent.

     Facilities

     The Company has completed the construction of new corporate offices in Jersey City, New Jersey in the amount of $2.8 million. As of December 31, 2001, there are no outstanding liabilities in connection with this project.

     Legal Proceedings

     The Company commenced an arbitration proceeding before the American Arbitration Association against Lucent Technologies, Inc. in or about December 2000. The arbitration arises out of an Agreement for the Purchase and Sale of Assets, dated October 2, 1998 (the "Asset Purchase Agreement"), among Bel Fuse, Lucent Technologies, Inc. and Lucent Technologies Maquiladores, Inc., and a related Global Procurement Agreement, dated October 2, 1998 (the "Supply Agreement"), between Lucent Technologies, Inc., as Buyer, and Bel Fuse, as Supplier. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Lucent's signal transformer business. Pursuant to the Supply Agreement, Lucent agreed that except for limited instances where Lucent was obligated to purchase product elsewhere, for a term of 3 1/2 years, Lucent would be obligated, on an as required basis, to purchase from the Company all of Lucent's requirements for signal transformer products. The Supply Agreement also provided that the Company would be given the opportunity to furnish quotations for the sale of other products.

     The Company is seeking monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against and defenses to Lucent and its counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the financial statements.

                                                  SELECTED QUARTERLY FINANCIAL DATA
                                                             (Unaudited)
                                                     Quarter Ended                                          Total Year
                           -----------------------------------------------------------------------            Ended
                             March 31,           June 30,          September 30,       December 31,        December 31,
                               2001               2001                  2001             2001 (2)             2001
                           -----------        ------------         -----------         -----------         ------------
Net sales .........        $33,703,785        $ 22,076,118         $23,291,790         $16,973,124         $ 96,044,817

Gross profit (loss)         13,432,220          (7,310,879)          4,350,224          (4,030,075)           6,441,490

Net earnings (loss)          7,576,682         (11,110,114)           (400,294)         (8,228,246)         (12,161,972)

Earnings (loss)
  per share
  - basic (1) .....        $      0.71        $      (1.04)        $     (0.04)        $     (0.77)        $      (1.14)

Earnings (loss)
  per share -
  diluted (1) .....        $      0.68        $      (1.04)        $     (0.04)        $     (0.77)        $      (1.17)


                                                         Quarter Ended                                     Total Year
                           -----------------------------------------------------------------------            Ended
                            March 31,            June 30,         September 30,        December 31,        December 31,
                              2000                2000                2000                2000                2000
                           -----------         -----------         -----------         -----------         ------------
Net sales .........        $26,133,179         $33,721,946         $41,560,409         $43,811,277         $145,226,811

Gross profit ......          9,428,734          12,778,998          16,815,062          17,725,472           56,748,266

Net earnings........         4,471,801           6,559,484          10,184,167          11,002,009           32,217,461

Earnings
  per share
  - basic .........        $      0.42         $      0.62         $      0.96         $      1.04         $       3.04

Earnings
  per share -
  diluted .........        $      0.41         $      0.60         $      0.92         $      0.98         $       2.91

(1) Quarterly amounts of earnings per share may not agree to the total for the year due to the use of potential common shares outstanding in computing diluted earnings per common share during the first quarter of 2001 and omitting potential common shares outstanding in computing loss per common share for the year ended 2001, as those shares would be antidilutive.

(2) During the fourth quarter of 2001, management concluded that $700,000 of accruals, recorded in the fourth quarter of 2000, were no longer required. Such accruals, which related to its Far East operations, were reversed in the fourth quarter of 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10. DIRECTORS OF THE REGISTRANT

     The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. EXECUTIVE COMPENSATION

     The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  SECURITY OWNERSHIP OF CENTRAL BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
                                                                        Page
                                                                        ----
(a)       Financial Statements

      1. Financial statements filed as a part of this Annual Report on Form 10-K:

          Independent Auditors' Report                                   F-1

          Consolidated Balance Sheets as of December 31,
          2001 and 2000                                               F-2 - F-3

          Consolidated Statements of Operations for Each
          of the Three Years in the Period Ended
          December 31, 2001                                              F-4

          Consolidated Statements of Stockholders' Equity
          for Each of the Three Years in the Period
          Ended December 31, 2001                                     F-5 - F-6

          Consolidated Statements of Cash Flows for Each
          of the Three Years in the Period Ended
          December 31, 2001                                           F-7 - F-9

          Notes to Consolidated Financial Statements                 F-10 - F-27

          Selected Quarterly Financial Data - Years Ended
          December 31, 2001 and 2000 (Unaudited)                         F-28

      2. Financial statement schedules filed as part of this report:

          Schedule II:  Valuation and Qualifying Accounts                S-1

          All other schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

(b)       Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the three month period ended December 31, 2001.

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

                                       BEL FUSE, INC.

                                   BY: /s/ DANIEL BERNSTEIN
                                       -----------------------------------------
                                       Daniel Bernstein, President

                                       /s/ COLIN DUNN
                                       -----------------------------------------
                                       Colin Dunn, Vice President of Finance and
                                         Chief Financial Officer

Dated: March 28, 2002

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Bernstein and Colin Dunn as his/her attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date
---------                                -----                        ----

/s/ DANIEL BERNSTEIN -         President, Chief                   March 28, 2002
-------------------------      Executive Officer and
Daniel Bernstein               Director


/s/ HOWARD B. BERNSTEIN        Director                           March 28, 2002
-------------------------
Howard B. Bernstein

/s/ ROBERT H. SIMANDL          Director                           March 28, 2002
-------------------------
Robert H. Simandl


/s/ PETER GILBERT              Director                           March 28, 2002
-------------------------
Peter Gilbert


/s/ JOHN TWEEDY                Director                           March 28, 2002
-------------------------
John Tweedy


/s/ JOHN JOHNSON               Director                           March 28, 2002
-------------------------
John Johnson