Form 10-Q
period 2002-03-31
BEL FUSE INC /NJ
filed 2002-05-14
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Yes  X               No
    ---                 -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At April 30, 2002, there were 2,676,225 shares of Class A Common Stock, $.10 par value, outstanding and 8,236,992 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.                        Financial Information

  Item 1.                      Financial Statements ....................      1

                               Consolidated Balance Sheets as of
                               March 31, 2002 (unaudited) and
                               December 31, 2001 .......................  2 - 3

                               Consolidated Statements of
                               Operations for the Three Months Ended
                               March 31, 2002 and 2001 (unaudited) .....     4

                               Consolidated Statements of Stockholders'
                               Equity for the Three Months Ended
                               March 31, 2002 ..........................     5

                               Consolidated Statements of
                               Cash Flows for the Three
                               Months Ended March 31,
                               2002 and 2001 (unaudited) ...............  6 - 7

                               Notes to Consolidated Financial
                               Statements (unaudited) ..................  8 - 11

  Item 2.                      Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations ........................... 12 - 19

  Item 3.                      Quantitative and Qualitative
                               Disclosures About Market Risk ...........   19

Part II.  Other Information

  Item 1. Legal Proceedings ............................................   20

  Item 6. Exhibits and Reports on Form 8-K .............................   20

Signatures .............................................................   21

PART I. Financial Information

        Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The results of operations for the three month period ended March 31, 2002 and 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                                BEL FUSE INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                               March 31,        December 31,
                                                                 2002               2001
                                                            ------------        ------------
                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents .........................    $ 68,878,701        $ 69,278,574
     Marketable securities .............................       2,350,913           2,342,663
     Accounts receivable, less allowance
      for doubtful accounts of $945,000 and $945,000 ...      10,217,747           9,814,914
     Inventories .......................................      14,397,786          13,870,822
     Prepaid expenses and other current
      assets ...........................................         523,667             269,275
     Refundable income taxes ...........................         841,280             826,859
     Deferred income taxes .............................         849,000             817,000
                                                            ------------        ------------

      Total Current Assets .............................      98,059,094          97,220,107
                                                            ------------        ------------

Property, plant and equipment-net ......................      35,641,311          36,353,951

Goodwill and intangible assets-net of
     amortization of $6,167,224 and $5,811,188 .........      13,297,485          13,653,521

Other assets ...........................................         271,945             288,943
                                                            ------------        ------------

      TOTAL ASSETS .....................................    $147,269,835        $147,516,522
                                                            ============        ============

                       See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,       December 31,
                                                     2002               2001
                                                 ------------       ------------
                                                  (Unaudited)
Current Liabilities:
     Accounts payable .......................    $  4,993,843       $  4,624,185
     Accrued expenses .......................       8,598,162          8,492,425
     Dividends payable ......................         410,000            405,000
                                                 ------------       ------------

      Total Current Liabilities .............      14,002,005         13,521,610

Deferred income taxes .......................       4,470,000          4,532,000
                                                 ------------       ------------
      Total Liabilities .....................      18,472,005         18,053,610
                                                 ------------       ------------

Stockholders' Equity:
     Preferred stock, no par value -
       authorized 1,000,000 shares;
       none issued ..........................            --                 --
     Class A common stock, par value
       $.10 per share - authorized
       10,000,000 shares; outstanding
       2,676,225 and 2,664,637 shares
       (net of 1,072,770 treasury shares) ...         267,623            266,464
     Class B common stock, par value
       $.10 per share - authorized
       30,000,000 shares; outstanding
       8,233,492 and 8,105,117 shares
       (net of 3,218,310 treasury shares) ...         823,349            810,512
     Additional paid-in capital .............      13,226,392         11,674,768
     Retained earnings ......................     114,468,538        116,699,114
     Cumulative other comprehensive
      income ................................          11,928             12,054
                                                 ------------       ------------

      Total Stockholders' Equity ............     128,797,830        129,462,912
                                                 ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ...............................    $147,269,835       $147,516,522
                                                 ============       ============


                  See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                --------------------------------
                                                    2002               2001
                                                ------------        ------------

Sales ......................................    $ 16,514,002        $ 33,703,785
                                                ------------        ------------

Costs and Expenses:

     Cost of sales .........................      14,360,623          20,271,565
     Selling, general and
      administrative expenses ..............       4,094,154           5,625,144
                                                ------------        ------------
                                                  18,454,777          25,896,709
                                                ------------        ------------

Income (loss) from operations ..............      (1,940,775)          7,807,076

Other income - net .........................         252,199             825,606
                                                ------------        ------------

Earnings (loss) before income taxes ........      (1,688,576)          8,632,682

Income tax provision .......................         132,000           1,056,000
                                                ------------        ------------

Net earnings (loss) ........................    $ (1,820,576)       $  7,576,682
                                                ============        ============

Basic earnings (loss) per common share .....    $      (0.17)       $       0.71
                                                ============        ============

Diluted earnings (loss) per common share ...    $      (0.17)       $       0.68
                                                ============        ============

Weighted average number of
 common shares outstanding-basic ...........      10,846,614          10,670,548
                                                ============        ============
Weighted average number of
 common shares outstanding and
 potential common shares - diluted .........      10,846,614          11,130,130
                                                ============        ============


                  See notes to consolidated financial statements.

                                                   BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                Cumulative
                                                                                  Other
                                                     Compre-                      Compre-      Class A      Class B      Additional
                                                     hensive        Retained      hensive       Common       Common        Paid-In
                                     Total        Income (loss)     Earnings      Income        Stock        Stock         Capital
                                   ------------   -------------   -------------  ----------    --------    -----------   -----------
Balance, January 1, 2001 ......... $141,016,080                   $ 130,470,576  $   61,889    $264,683    $   799,379   $ 9,419,553
Exercise of stock
  options ........................    1,328,129                                                   1,781         11,133     1,315,215
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options ........      382,000                                                                              382,000
Cash dividends on Class B
  common stock ...................   (1,609,490)                     (1,609,490)
Modifications of terms of
  stock option ...................      533,000                                                                              533,000
Currency translation
  adjustment .....................        3,165   $       3,165                       3,165
Issuance of common stock warrants
  for consulting services ........       25,000                                                                               25,000
Decrease in marketable
  securities-net of taxes ........      (53,000)        (53,000)                    (53,000)
Net loss .........................  (12,161,972)    (12,161,972)    (12,161,972)
                                                  -------------
      Comprehensive loss .........                $ (12,211,807)
                                                  =============

                                   ------------                   -------------  ----------    --------    -----------   -----------
Balance, December 31, 2001 .......  129,462,912                     116,699,114      12,054     266,464      810,512      11,674,768
Exercise of stock options ........    1,485,620                                                   1,159       12,837       1,471,624
Tax benefit arising from the
  non-qualified disposition of
  incentive stock options ........       80,000                                                                               80,000
Cash dividends on Class B
  common stock ...................     (410,000)                       (410,000)
Currency translation adjustment ..         (126)  $        (126)                       (126)
Net loss .........................   (1,820,576)     (1,820,576)     (1,820,576)
                                                  -------------
      Comprehensive loss .........                $  (1,820,702)
                                                  =============
                                   ------------                   -------------  ----------    --------    -----------   -----------
Balance, March 31, 2002 .......... $128,797,830                   $ 114,468,538  $   11,928    $267,623    $   823,349   $13,226,392
                                   ============                   =============  ==========    ========    ===========   ===========


                                           See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2002             2001
                                                  ------------     ------------
Cash flows from operating activities:
      Net income (loss) ........................  $ (1,820,576)    $  7,576,682
Adjustments to reconcile net income (loss)
     to net cash provided by operating
      activities:
      Depreciation and amortization ............     1,616,275        1,653,764
      Deferred income taxes ....................       (95,000)         328,000
      Other ....................................        80,000          170,000
      Changes in operating assets and
       liabilities .............................      (713,467)      (5,607,682)
                                                  ------------     ------------
        Net Cash Provided by (used in)
         Operating Activities ..................      (932,768)       4,120,764
                                                  ------------     ------------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment ....................................      (547,599)      (2,704,527)
 Purchase of marketable securities .............    (2,207,376)            --
 Proceeds from sale of marketable
  securities ...................................     2,200,000             --
                                                  ------------     ------------

      Net Cash Used in Investing Activities ....      (554,975)      (2,704,527)
                                                  ------------     ------------

Cash flows from financing activities:
 Loan repayments ...............................         7,250            7,250
 Proceeds from exercise of stock options .......     1,485,620          330,747
 Dividends paid to common shareholders .........      (405,000)        (399,700)
                                                  ------------     ------------

     Net Cash Provided by (used in)
      Financing Activities .....................     1,087,870          (61,703)
                                                  ------------     ------------

Net increase (decrease) in Cash ................      (399,873)       1,354,534
Cash and Cash Equivalents -
 beginning of period ...........................    69,278,574       62,587,033
                                                  ------------     ------------

Cash and Cash Equivalents -
 end of period .................................  $ 68,878,701     $ 63,941,567
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

                                                                     (Continued)

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                    2002                2001
                                                  ---------         -----------
Changes in operating assets and
  liabilities consist of:
     (Increase) decrease in accounts
       receivable ..............................  $(402,833)        $ 6,057,119
     Increase in inventories ...................   (526,964)         (3,768,484)
     Increase in prepaid expenses and
       other current assets ....................   (261,642)           (310,512)
     Increase in prepaid taxes .................    (14,421)               --
     Decrease in other assets ..................     16,998               9,940
     Increase (decrease) in accounts payable ...    369,658          (5,877,888)
     Increase (decrease) in accrued expenses ...    105,737          (1,717,857)
                                                  ---------         -----------

                                                  $(713,467)        $(5,607,682)
                                                  =========         ===========

Supplementary information:
Cash paid during the period for:

     Income taxes ..............................  $ 135,000         $   603,000
                                                  =========         ===========


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

2. Acquisitions

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements since the date of acquisition. Purchase price allocations were based on independent appraisals. The excess of the purchase price over the net assets acquired is $5.7 million and is being amortized on a straight-line basis over a period of four to fifteen years. The Company discontinued the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 (See Note 5 of Notes to Consolidated Financial Statements). The following unaudited pro forma summary results of operations assumes that both Current Concepts and E-Power had been acquired as of January 1, 2001:

                                                    Three Months Ended
                                                         March 31,
                                                           2001
                                                       ------------
          Sales ...................................    $ 33,705,315
          Net Income ..............................       7,109,258
          Earnings per share-diluted ..............    $       0.64

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

3. Earnings (Loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2002 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

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

                                               Three Months Ended
                                                   March 31,
                                       ---------------------------------
                                           2002                 2001
                                       ------------         ------------
Total Revenues:
  United States ...................    $  6,837,112         $ 16,353,069
  Asia ............................      16,107,522           36,236,293
  Less intergeographic revenues ...      (6,430,632)         (18,885,577)
                                       ------------         ------------
                                       $ 16,514,002         $ 33,703,785
                                       ============         ============

Income (loss) from Operations:
  United States ...................    $    338,420         $  1,052,321
  Asia ............................      (2,279,195)           6,754,755
                                       ------------         ------------
                                       $ (1,940,775)        $  7,807,076
                                       ============         ============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Recent Accounting Pronouncements

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

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first quarter of 2001 includes amortization expense of $0.2 million in "Selling, general and administrative expenses" ($0.19 million after tax or $0.02 per diluted share).

     The following information represents pro forma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2001:

                                                                  For the Three Months
                                                                    Ended March 31,
                                                            ------------------------------
                                                                2002               2001
                                                            -----------         ----------
Reported net income (loss) .............................    $(1,820,576)        $7,576,682
  Addback: Goodwill amortization (net of income tax) ...           --              189,200
                                                            -----------         ----------
Adjusted net income (loss) .............................    $(1,820,576)        $7,765,882
                                                            ===========         ==========

Basic earnings (loss) per share:
Reported net income (loss) .............................    $     (0.17)        $     0.71
  Addback: Goodwill amortization .......................           --                 0.02
                                                            -----------         ----------
Adjusted net income (loss) .............................    $     (0.17)        $     0.73
                                                            ===========         ==========

Diluted earnings (loss) per share:
Reported net income (loss) .............................    $     (0.17)        $     0.68
  Addback: Goodwill amortization .......................           --                 0.02
                                                            -----------         ----------
Adjusted net income (loss) .............................    $     (0.17)        $     0.70
                                                            ===========         ==========

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the following: (a) the dramatic impact of current conditions in the telecommunications market on the Company's customers; (b) the general conditions in the electronics industry; (c) the risk that the Company may be unable to respond adequately to rapidly changing technology developments in its industry; (d) risks associated with the Company's Far East operations;
(e) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company; (f) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions; (g) the Company's reliance on certain substantial customers; (h) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs; (i) the risk of foreign currency fluctuations; and (j) other market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

     The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include a slow down in customer demand, such as the Company is currently experiencing, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, and cancellation or loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company seeks sales and profit growth by expanding its existing customer base, developing new products and by pursuing strategic acquisitions that meet the Company's criteria relating to (I) the market for the products;
(ii) the Company's ability to efficiently manufacture the product; (iii) synergies that are created by the acquisition; and (iv) a purchase price that represents fair value. If the Company's evaluation of a target company misjudges its technology, estimated future sales or profitability levels, or ability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

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

                                                              Percentage of
                                                                Net Sales
                                                          --------------------
                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                          2002            2001
                                                          -----           -----

Net sales .............................................   100.0%          100.0%
Cost of sales .........................................    87.0            60.1
Selling, general and  administrative expenses .........    24.8            16.7
Other income - net ....................................     1.5             2.4
Earnings (loss) before income tax provision ...........   (10.2)           25.6
Income tax provision ..................................     0.8             3.1
Net earnings (loss) ...................................   (11.0)           22.5

     The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                                         Increase (Decrease)
                                                          from Prior Period
                                                     ---------------------------
                                                          Three Months Ended
                                                            March 31, 2002
                                                       compared with the Three
                                                     Months Ended March 31, 2001
                                                     ---------------------------

Net sales ...............................................       (51.0)%
Cost of sales ...........................................       (29.2)
Selling, general and administrative expenses ............       (27.2)
Other income - net ......................................       (69.5)
Earnings (loss) before income tax provision .............      (119.6)

Income tax provision ....................................       (87.5)
Net earnings (loss) .....................................      (124.0)

Three Months ended March 31, 2002 vs.
  Three Months ended March 31, 2001

Overview

     The Company believes that the worst of the slowdown in the global electronics industry may now be over. While business conditions remain difficult, the Company believes that there are positive indications that suggest that conditions should improve for the Company and the industry. Backlog is rising, and the Company sees signs that some momentum is being re-established in several key product areas. The Company currently expects to report improved top and bottom line performance in the second quarter of 2002 compared to the first quarter with further improvement likely in the year's second half.

     The statements in the immediately preceding paragraph represent Forward-Looking Statements. Actual results could differ substantially from such projections as a result of the factors referenced above.

Sales

     Net sales decreased 51.0% from $33,703,785 during the first three months of 2001 to approximately $16,514,002 during the first three months of 2002. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking segments were particularly depressed. The Company is experiencing both volume reductions and price degradation as customers take aggressive price positions.

     Demand for the Company's expanding line of integrated connector modules remain healthy. The Company is also pleased by the steady progress it is making in its new Power division, and in the development of additional products in the Company's line of surface mount magnetic components for high-speed transmission and networking applications. At the same time, manufacturing overhead and variable expenses have been dramatically reduced, which should contribute to improved profitability as sales begin to recover.

   Cost of Sales

     Cost of sales as a percentage of net sales increased from 60.1% during the first three months of 2001 to 87.0% in 2002. The increase in the cost of sales percentage is primarily attributable to manufacturing inefficiencies due to reduced sales volume, sales with lower or no gross profit margins and a change in the Company's sales mix.

     The Company expects to incur additional severance and employee relocation charges of up to approximately $1,000,000 (net of taxes) during the next nine months of 2002. This projection represents a Forward-Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

   Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased from 16.7% during the first three months of 2001 to 24.8% during the first three months of 2002. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 27.2%. The Company attributes the decrease in dollar amount of such expenses to reduced sales related expenses and the elimination of the amortization of goodwill.

     Other Income - net

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $573,000 during the first three months of 2002 compared to the first three months of 2001. The decrease is due to the lower interest income due to lower interest rates earned on cash and cash equivalents.

     Income Tax Provision

     The provision for income taxes for the first three months of 2002 was $132,000 as compared to $1,056,000 for the first three months of 2001. The decrease in the provision is due primarily to a loss before income taxes for the next three months of 2002 versus earnings before income taxes for the first three months of 2001.

Cost Control Measures

     In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a consolidation of the Company's U.S. research and development operations and the recognition of related charges in future periods. The Company expects to incur additional severance and employee relocation charges of up to approximately $1.0 million (net of taxes) during the next nine months of 2002. The description of this expectation constitutes a Forward Looking Statement. Actual results could differ materially from such expectation as a result of a number of factors, including the Company's ability to effect its relocation plans, the economic condition of the Company's industry and other factors that relate to the extent to which the Company is able to restore its profitability.

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

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at March 31, 2002. The $1 million line of credit is renewable annually. The $10 million line of credit is a three year line and is renewable during May 2002. The Company will seek to renew this credit line although there can be no assurance that it will be able to do so. Borrowings under a $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at March 31, 2002. The line of credit expires in December 31, 2002. Borrowing on the line of credit is guaranteed by the U.S. parent.

     For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's 2001 Consolidated Financial Statements.

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $5.7 million and is being amortized on a straight-line basis over 4 to 15 years. The Company discontinued the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill in accordance with SFAS No. 142.

     On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of March 31, 2002 the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the three months ended March 31, 2002, the Company's cash and cash equivalents decreased by approximately $.4 million, reflecting $1.5 million provided by the exercise of stock options offset, in part, by approximately $.6 million in purchases of plant and equipment, $.4 million in dividends and $.9 million used in operating activities.

     Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 55.3% and 55.2% of the Company's total assets at March 31, 2002 and December 31, 2001, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 7.0 to 1 and 7.2 to 1 at March 31, 2002 and December 31, 2001, respectively.

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

     New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first quarter of 2001 includes amortization expense of $0.2 million in "Selling, general and administrative expenses" ($0.19 million after tax or $0.02 per diluted share).

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

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

     Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                             None

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BEL FUSE INC.


                                   By: /s/ DANIEL BERNSTEIN
                                       ----------------------------------------
                                           Daniel Bernstein, President and
                                           Chief Executive Officer

                                   By: /s/ COLIN DUNN
                                       ----------------------------------------
                                          Colin Dunn, Vice President of Finance
                                          and Chief Financial Officer

Dated: May 14, 2002