Form 10-Q
period 2002-06-30
BEL FUSE INC /NJ
filed 2002-08-12
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                              206 Van Vorst Street
                          Jersey City, New Jersey 07302
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes  X            No
    ---              ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 1, 2002, there were 2,676,225 shares of Class A Common Stock, $.10 par value, outstanding and 8,252,492 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.            Financial Information

   Item 1.         Financial Statements ..............................    1

                   Consolidated Balance Sheets as of
                   June 30, 2002 (unaudited) and
                   December 31, 2001 .................................  2 - 3

                   Consolidated Statements of
                   Operations for the Three and Six Months
                   Ended June 30, 2002 and 2001 (unaudited) ..........    4

                   Consolidated Statements of Stockholders'
                   Equity for the Six Months Ended
                   June 30, 2002 (unaudited) .........................    5

                   Consolidated Statements of
                   Cash Flows for the Six
                   Months Ended June 30,
                   2002 and 2001 (unaudited) .........................  6 - 7

                   Notes to Consolidated Financial
                   Statements (unaudited) ............................  8 - 11

   Item 2.         Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations ..................................... 12 - 21

   Item 3.         Quantitative and Qualitative
                   Disclosures About Market Risk .....................   21

Part II.       Other Information

   Item 1.     Legal Proceedings .....................................   22


   Item 4.     Submission of Matters to a Vote of Security Holders ...   22


   Item 6.     Exhibits and Reports on Form 8-K ......................   22

Signatures ...........................................................   23

PART I. Financial Information

   Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The results of operations for the six month period ended June 30, 2002 and 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                                BEL FUSE INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                               June 30,         December 31,
                                                                2002               2001
                                                            ------------        ------------
                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents .........................    $ 63,337,131        $ 69,278,574
     Marketable securities .............................       4,089,479           2,342,663
     Accounts receivable, less allowance
      for doubtful accounts of $945,000 and $945,000 ...      15,505,050           9,814,914
     Inventories .......................................      16,556,320          13,870,822
     Prepaid expenses and other current
      assets ...........................................         475,634             269,275
     Refundable income taxes ...........................         954,834             826,859
     Deferred income taxes .............................         818,000             817,000
                                                            ------------        ------------

      Total Current Assets .............................     101,736,448          97,220,107
                                                            ------------        ------------

Property, plant and equipment - net ....................      35,767,688          36,353,951

Goodwill and intangible assets-net of
     amortization of $6,346,155 and $5,811,188 .........      13,118,564          13,653,521

Other assets ...........................................         291,228             288,943
                                                            ------------        ------------

      TOTAL ASSETS .....................................    $150,913,928        $147,516,522
                                                            ============        ============

                       See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,         December 31,
                                                     2002              2001
                                                 ------------      ------------
                                                 (Unaudited)
Current Liabilities:
     Accounts payable .......................    $  6,646,039      $  4,624,185
     Accrued expenses .......................       8,672,224         8,492,425
     Dividends payable ......................         411,000           405,000
                                                 ------------      ------------

      Total Current Liabilities .............      15,729,263        13,521,610

Deferred income taxes .......................       4,897,000         4,532,000
                                                 ------------      ------------
      Total Liabilities .....................      20,626,263        18,053,610
                                                 ------------      ------------

Stockholders' Equity:
     Preferred stock, no par value -
       authorized 1,000,000 shares;
       none issued ..........................            --                --
     Class A common stock, par value
       $.10 per share - authorized
       10,000,000 shares; outstanding
       2,676,225 and 2,664,637 shares
       (net of 1,072,770 treasury shares) ...         267,623           266,464
     Class B common stock, par value
       $.10 per share - authorized
       30,000,000 shares; outstanding
       8,248,992 and 8,105,117 shares
       (net of 3,218,310 treasury shares) ...         824,899           810,512
     Additional paid-in capital .............      13,826,938        11,674,768
     Retained earnings ......................     115,350,219       116,699,114
     Cumulative other comprehensive
      income ................................          17,986            12,054
                                                 ------------      ------------

      Total Stockholders' Equity ............     130,287,665       129,462,912
                                                 ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ...............................    $150,913,928      $147,516,522
                                                 ============      ============

                       See notes to consolidated financial statements.

                                               BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)

                                                         Six Months Ended                       Three Months Ended
                                                             June 30,                               June 30,
                                                ---------------------------------         --------------------------------
                                                    2002                 2001                 2002                2001
                                                ------------         ------------         ------------        ------------
Sales ......................................    $ 41,240,831         $ 55,779,903         $ 24,726,829        $ 22,076,118
                                                ------------         ------------         ------------        ------------

Costs and Expenses:

     Cost of sales .........................      32,906,678           49,658,562           18,546,055          29,386,997
     Selling, general and
      administrative expenses ..............       8,537,413           11,119,255            4,443,259           5,494,111
                                                ------------         ------------         ------------        ------------
                                                  41,444,091           60,777,817           22,989,314          34,881,108
                                                ------------         ------------         ------------        ------------

Income (loss) from operations ..............        (203,260)          (4,997,914)           1,737,515         (12,804,990)

Other income - net .........................         534,564            1,519,482              282,365             693,876
                                                ------------         ------------         ------------        ------------

Earnings (loss) before income taxes ........         331,304           (3,478,432)           2,019,880         (12,111,114)

Income tax provision (benefit) .............         859,000               55,000              727,000          (1,001,000)
                                                ------------         ------------         ------------        ------------

Net earnings (loss) ........................    $   (527,696)        $ (3,533,432)        $  1,292,880        $(11,110,114)
                                                ------------         ------------         ------------        ------------

Basic earnings (loss) per common share .....    $      (0.05)        $      (0.33)        $       0.12        $      (1.04)
                                                ------------         ------------         ------------        ------------

Diluted earnings (loss) per common share ...    $      (0.05)        $      (0.33)        $       0.12        $      (1.04)
                                                ------------         ------------         ------------        ------------

Weighted average number of
 common shares outstanding-basic ...........      10,883,180           10,684,149           10,919,343          10,714,868
                                                ------------         ------------         ------------        ------------
Weighted average number of
 common shares outstanding and
 potential common shares - diluted .........      10,883,180           10,684,149           11,091,105          10,714,868
                                                ------------         ------------         ------------        ------------


                                      See notes to consolidated financial statements.
                                                            -4-


                                                   BEL FUSE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Cumulative
                                                                                        Other
                                                          Compre-                       Compre-   Class A    Class B      Additional
                                                          hensive       Retained        hensive    Common     Common        Paid-In
                                         Total         Income (loss)    Earnings        Income     Stock      Stock         Capital
                                     ------------      -------------   ------------   ----------  ---------  --------    -----------
Balance, January 1, 2001 ........... $141,016,080                      $130,470,576    $ 61,889   $264,683   $799,379    $ 9,419,553
Exercise of stock
  options ..........................    1,328,129                                                    1,781     11,133      1,315,215
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options ..........      382,000                                                                            382,000
Cash dividends on Class B
  common stock .....................   (1,609,490)                       (1,609,490)
Modifications of terms of
  stock option .....................      533,000                                                                            533,000
Currency translation
  adjustment .......................        3,165    $      3,165                         3,165
Issuance of common stock warrants
  for consulting services ..........       25,000                                                                             25,000
Decrease in marketable
  securities-net of taxes ..........      (53,000)        (53,000)                      (53,000)
Net loss ...........................  (12,161,972)    (12,161,972)      (12,161,972)
                                                     ------------
      Comprehensive loss ...........                 $(12,211,807)
                                                     ------------
                                     ------------                      ------------     -------   --------   --------    -----------
Balance, December 31, 2001 .........  129,462,912                       116,699,114      12,054    266,464    810,512     11,674,768
Exercise of stock options ..........    1,722,716                                                    1,159     14,387      1,707,170
Tax benefit arising from the
  non-qualified disposition of
  incentive stock options ..........      445,000                                                                            445,000
Cash dividends on Class B
  common stock .....................     (821,199)                         (821,199)
Currency translation adjustment ....       (1,068)   $     (1,068)                       (1,068)
Increase in marketable securities-
   net of taxes ....................        7,000           7,000                         7,000
Net loss ...........................     (527,696)       (527,696)         (527,696)
                                                     ------------
      Comprehensive loss ...........                 $   (521,764)
                                                     ============
                                     ------------                      ------------    --------   --------   --------  -------------
Balance, June 30, 2002 ............. $130,287,665                      $115,350,219    $ 17,986   $267,623   $824,899  $  13,826,938
                                     ============                      ============    ========   ========   ========  =============

                                           See notes to consolidated financial statements.
                                                                -5-

                             BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                      ---------------------------------
                                                           2002                 2001
                                                      ------------         ------------
Cash flows from operating activities:
      Net (loss) .................................    $   (527,696)        $ (3,533,432)
Adjustments to reconcile net (loss)
     to net cash provided by operating
      activities:
      Depreciation and amortization ..............       3,133,871            3,462,951
      Inventory write-off ........................            --             12,000,000
      Deferred income taxes ......................         357,000             (385,000)
      Other ......................................         445,000              217,000
      Changes in operating assets and
       liabilities ...............................      (6,525,100)          (1,458,797)
                                                      ------------         ------------
        Net Cash Provided by (used in)
         Operating Activities ....................      (3,116,925)          10,302,722
                                                      ------------         ------------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment ......................................      (2,011,719)          (4,217,567)
Payment for acquisition - net of cash acquired ...            --             (5,943,046)
 Proceeds from sale of marketable
  securities .....................................       2,200,000                 --
Purchase of marketable securities ................      (3,934,816)                --
Proceeds from repayment by contractors ...........          14,500               14,500
                                                      ------------         ------------

      Net Cash Used in Investing Activities ......      (3,732,035)         (10,146,113)
                                                      ------------         ------------

Cash flows from financing activities:
 Proceeds from exercise of stock options .........       1,722,716              850,416
 Dividends paid to common shareholders ...........        (815,199)            (799,736)
                                                      ------------         ------------

     Net Cash Provided by
      Financing Activities .......................         907,517               50,680
                                                      ------------         ------------

Net increase (decrease) in Cash ..................      (5,941,443)             207,289
Cash and Cash Equivalents -
 beginning of period .............................      69,278,574           62,587,033
                                                      ------------         ------------

Cash and Cash Equivalents -
 end of period ...................................    $ 63,337,131         $ 62,794,322
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

                                BEL FUSE INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Continued)
                                          (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                            ---------------------------------
                                                                2002                 2001
                                                            ------------         ------------
Changes in operating assets and
  liabilities consist of:
     (Increase) decrease in accounts
      receivable .......................................    $ (5,690,136)        $ 10,051,864
     Increase in inventories ...........................      (2,685,498)          (4,153,091)
     Increase in prepaid expenses and
       other current assets ............................        (220,859)            (420,973)
     Increase in prepaid taxes .........................        (127,975)            (790,361)
     Increase in other assets ..........................          (2,285)              (2,700)
     Increase (decrease) in accounts payable ...........       2,021,854           (4,705,386)
     Increase (decrease) in accrued expenses ...........         179,799           (1,438,150)
                                                            ------------         ------------
                                                            $ (6,525,100)        $ (1,458,797)
                                                            ============         ============

Supplementary information:
Cash paid during the period for:

     Income taxes ......................................    $    163,000         $    955,000
                                                            ============         ============

Non-Cash Investing Activities:

     Unrealized (gain) loss on marketable securities ...    $      7,000         $    (30,000)
                                                            ============         ============

Acquisitions:

     Fair value of net assets acquired
      (excluding cash of $341,954) .....................                         $    267,789
     Identified intangibles ............................                            5,675,257
                                                                                 ------------

     Cash paid .........................................                         $  5,943,046
                                                                                 ============

                        See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.


2. Acquisitions

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements solely since the date of acquisition. Purchase price allocations were based on independent appraisals. The excess of the purchase price over the net assets acquired is $5.7 million and was being amortized on a straight-line basis over a period of four to fifteen years. The Company discontinued the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill, if any, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 (See Note 5 of Notes to Consolidated Financial Statements).

     The following unaudited pro forma summary results of operations assumes that both Current Concepts and E-Power had been acquired as of January 1, 2001:

                                                     Six Months Ended
                                                         June 30,
                                                           2001
                                                     ----------------
     Sales .......................................     $ 55,867,166
     Net loss ....................................       (4,089,274)
     Loss per common share-diluted ...............            (0.38)

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

3. Earnings (Loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended June 30, 2001 and the six months ended June 30, 2002 and 2001 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.


4. Business Segment Information

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The method for attributing revenues for interim purposes is based on total shipments from the country of origination less intergeographic revenues. The Company operates facilities in the United States, Europe and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                                Six Months Ended                        Three Months Ended
                                                   June 30,                                 June 30,
                                      ---------------------------------         ---------------------------------
                                          2002                 2001                 2002                 2001
                                      ------------         ------------         ------------         ------------
Total Revenues:
   United States ..................   $ 14,346,698         $ 25,908,420         $  7,509,836         $  9,555,351
   Asia ...........................     39,422,357           54,987,731           23,314,835           18,751,438
   Less intergeographic
    revenues ......................    (12,528,224)         (25,116,248)          (6,097,842)          (6,230,671)
                                      ------------         ------------         ------------         ------------
                                      $ 41,240,831         $ 55,779,903         $ 24,726,829         $ 22,076,118
                                      ------------         ------------         ------------         ------------

Income (loss) from Operations:
  United States ...................   $  1,711,687         $    829,508         $  1,373,267         $   (222,813)
  Asia ............................     (1,914,947)          (5,827,422)             364,248          (12,582,177)
                                      ------------         ------------         ------------         ------------
                                      $   (203,260)        $ (4,997,914)        $  1,737,515         $(12,804,990)
                                      ============         ============         ============         ============

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

     The following information represents pro forma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2001:

                                                                    For the Six Months                   For the Three Months
                                                                      Ended June 30,                         Ended June 30,
                                                               -----------------------------         ------------------------------
                                                                  2002              2001                2002              2001
                                                               ---------         -----------         ----------        ------------
Reported net income (loss) ................................    $(527,696)        $(3,533,432)        $1,292,880        $(11,110,114)
    Addback:  Goodwill amortization (net of income tax) ...         --               298,700               --               109,500
                                                               ---------         -----------         ----------        ------------
Adjusted net income (loss) ................................    $(527,696)        $(3,234,732)        $1,292,880        $(11,000,614)
                                                               =========         ===========         ==========        ============

Basic earnings (loss) per share:
Reported net income (loss) ................................    $   (0.05)        $     (0.33)        $     0.12        $      (1.04)
    Addback: Goodwill amortization ........................         --                  0.03               --                  0.01
                                                               ---------         -----------         ----------        ------------
Adjusted net income (loss) ................................    $   (0.05)        $     (0.30)        $     0.12        $      (1.03)
                                                               =========         ===========         ==========        ============

Diluted earnings (loss) per share:
Reported net income (loss) ................................    $   (0.05)        $     (0.33)        $     0.12        $      (1.04)
    Addback: Goodwill amortization ........................         --                  0.03               --                  0.01
                                                               ---------         -----------         ----------        ------------
Adjusted net income (loss) ................................    $   (0.05)        $     (0.30)        $     0.12        $      (1.03)
                                                               =========         ===========         ==========        ============

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include a slow down in customer demand, such as the Company is currently experiencing, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, and loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

                                                         Percentage of Net Sales
                                        -----------------------------------------------------------
                                           Six Months Ended                   Three Months Ended
                                              June 30,                             June 30,
                                        ----------------------             ------------------------
                                         2002           2001                2002             2001
                                        -------        -------             --------         -------

Net sales ...........................   100.0 %        100.0  %            100.0  %         100.0 %
Cost of sales .......................    79.8           89.0                75.0            133.1
Selling, general and
 administrative expenses ............    20.7           19.9                18.0             24.9
Other income - net ..................     1.3            2.7                 1.1              3.1
Earnings (loss) before income
 tax provision ......................     0.8           (6.3)                8.2            (54.8)
Income tax provision (benefit) ......     2.1            --                  2.9             (4.5)
Net earnings (loss) .................    (1.3)          (6.3)                5.3            (50.3)


     The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                        Increase (Decrease) from Prior Period
                                      -----------------------------------------
                                       Six Months Ended      Three Months Ended
                                        June 30, 2002          June 30, 2002
                                      compared with 2001     compared with 2001
                                      -------------------    ------------------

Net sales ............................       (26.1) %               12.0 %
Cost of sales ........................       (33.7)                (36.9)
Selling, general and
 administrative expenses .............       (23.2)                (19.1)
Other income - net ...................       (64.8)                (59.3)
Earnings (loss) before
 income tax provision ................       109.5                 116.7

Income tax provision (benefit) .......       146.2                 172.6
Net earnings (loss) ..................        85.1                 111.6

Six Months ended June 30, 2002 vs.
   Six Months ended June 30, 2001

Overview

     The Company believes that the worst of the slowdown in the global electronics industry may now be over. While business conditions remain difficult, the Company believes that there are positive indications that suggest that conditions should improve for the Company and the industry. Backlog is rising, and the Company sees signs that some momentum is being re-established in several key product areas. The Company currently expects to report improved top and bottom line performance in the third quarter of 2002 compared to the second quarter with further improvement likely in the fourth quarter of the year.

     The statements in the immediately preceding paragraph represent Forward-Looking Statements. Actual results could differ substantially from such projections as a result of the factors referenced above.

Sales

     Net sales decreased 26.1% from $55,779,903 during the first six months of 2001 to $41,240,831 during the first six months of 2002. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking lines were particularly depressed. The Company is experiencing both volume reductions and price degradation as customers take aggressive price positions. The Company believes that certain of its competitors are selling older generation products close to or below cost, making it difficult for the Company to maintain its traditional pricing.

     Demand for the Company's expanding line of integrated connector modules remains healthy. The Company is also pleased by the steady progress it is making in its new Power division, and in the development of additional products in the Company's line of surface mount magnetic components for high-speed transmission and networking applications. At the same time, manufacturing overhead and variable expenses have been dramatically reduced, which should contribute to improved profitability to the extent that sales begin to recover.

   Cost of Sales

     Cost of sales as a percentage of net sales decreased from 89.0% during the first six months of 2001 to 79.8% in 2002. The decrease in the cost of sales percentage is primarily attributable to a $12 million inventory write-off of surplus and obsolete inventory and non-cancelable purchase commitments during the six months ended June 30, 2001 and cost containment measures implemented by the Company that positively affected the six month period ended June 30, 2002 offset in part by manufacturing inefficiencies due to reduced sales volume and a change in the Company's sales mix. The Company's product mix during the six months ended June 30, 2002 contained a significant percentage of products that have a high material content. Such products do not produce margins as high as the Company's traditional products.

     The Company incurred approximately $100,000 (net of taxes) of additional severance and employee relocation costs during the three months ended June 30, 2002 and expects to incur approximately $900,000 (net of taxes) of such costs during the next six months of 2002. This projection represents a Forward-Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

   Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales increased from 19.9% during the first six months of 2001 to 20.7% during the first six months of 2002. The Company attributes the percentage increase primarily to decreased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 23.2%. The Company attributes the decrease in dollar amount of such expenses to cost containment measures implemented by the Company, reduced sales related expenses, the elimination of employee bonuses and the elimination of the amortization of goodwill of approximately $.5 million.

   Other Income - net

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $985,000 during the first six months of 2002 compared to the first six months of 2001. The decrease is due to lower interest rates earned on cash and cash equivalents.

   Income Tax Provision

     The provision for income taxes for the first six months of 2002 was $859,000 as compared to $55,000 for the first six months of 2001. The increase in the provision is due primarily to the Company's earnings before income taxes for the first six months of 2002 versus a loss before income taxes for the first six months of 2001. Consolidated income tax provisions for the six months ended June 30, 2002 and 2001 do not reflect the statutory rate in the United States of America which is taxed at significantly higher rates than the benefit derived from taxable losses in the Company's Far East operations.


Three Months ended June 30, 2002 vs.
   Three Months ended June 30, 2001

Sales

     Net sales increased 12.0% from $22,076,118 during the second quarter of 2001 to $24,726,829 during the second quarter of 2002. The Company attributes this increase primarily to increased sales of Integrated Connector Modules ("ICM") and fuses. The Company believes that the market is responding favorably to newer versions of its ICM products.

   Cost of Sales

     Cost of sales as a percentage of net sales decreased from 133.1% during the second quarter of 2001 to 75.0% in 2002. The decrease in the cost of sales percentage is primarily attributable to the reasons set forth in the six month analysis and increased sales volume.

   Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 24.9% during the second quarter of 2001 to 18.0% during the second quarter of 2002. The Company attributes the percentage decrease primarily to cost control measures implemented by the Company to reduce overheads, reduced head count and increased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 19.1%. The Company attributes the decrease in the dollar amount of such expenses to cost controls, reduced overheads, reduced head count and the elimination of the amortization of goodwill of $.2 million.

   Other Income - net

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $412,000 during the second quarter of 2002 compared to the second quarter of 2001. The decrease is primarily due to the reasons set forth in the six month analysis.

   Income Tax Provision

     The provision (benefit) for income taxes for the second quarter of 2002 was $727,000 as compared to $(1,001,000) for the second quarter of 2001. The increase in the provision is due primarily to the reasons set forth in the six month analysis.

Cost Control Measures

     In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a consolidation of the Company's U.S. research and development operations and the recognition of related charges in future periods. The Company incurred $.1 million (net of taxes) in additional severance and employee relocation charges and expects to incur additional severance and employee relocation charges of up to approximately $.9 million (net of taxes) through June 30, 2003. The description of this expectation constitutes a Forward Looking Statement. Actual results could differ materially from such expectation as a result of a number of factors, including the Company's ability to effect its relocation plans, the economic condition of the Company's industry and other factors that relate to the extent to which the Company is able to restore its profitability.

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

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at June 30, 2002. The $1 million line of credit is renewable annually. The $10 million line of credit has an indefinite maturity. Borrowings under the $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at June 30, 2002. The line of credit expires in December 31, 2002. Borrowing on the line of credit is guaranteed by the U.S. parent.

     For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's 2001 Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001.

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements solely since the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $5.7 million and was being amortized on a straight-line basis over 4 to 15 years. The Company discontinued the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill in accordance with SFAS No. 142.

     The Company incurred $.1 million (net of taxes) during 2002 in additional severance and employee relocation charges and expects to incur additional severance and employee relocation charges of up to approximately $.9 million (net of taxes) through June 30, 2003.

     On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of June 30, 2002 the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the six months ended June 30, 2002, the Company's cash and cash equivalents decreased by approximately $5.9 million, reflecting approximately $3.9 million in purchases of marketable securities, $2.0 million in purchases of plant and equipment, $.8 million in dividends and $3.1 million used in operating activities offset, in part, by $1.7 million provided by the exercise of stock options and $2.2 million from the sale of marketable securities.

     Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 55.0% and 55.2% of the Company's total assets at June 30, 2002 and December 31, 2001, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.5 to 1 and 7.2 to 1 at June 30, 2002 and December 31, 2001, respectively.

     On July 29, 2002 the Company purchased an engineering facility in San Diego, CA for approximately $2.5 million. The Company plans to move its domestic research and development operations to this facility. The Company expects to make approximately $.5 million in improvements to this facility.

Other Matters

     Territories of Hong Kong, Macau and The People's Republic of China

     The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China in the middle of 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 48% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

     New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003; management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


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

     The Company is seeking monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against and defenses to Lucent and its counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of security holders was held on May 23, 2002. At the meeting the following votes were taken:

     (1) The Board's nominee was elected to the Board of Directors for a term of three years. The votes were cast as follows:

                                      For               Withheld
                                     ---------          ---------
              Robert H. Simandl      2,195,852           197,325

          There were -0- abstentions and -0- broker votes.

     (2)  The adoption of the 2002 Equity Compensation Program.

          The votes were cast as follows:

                     For            Against
                    -------         -------
                    951,883         752,001

          There were 59,588 abstentions and 629,705 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:
                   None

        (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BEL FUSE INC.


                                          By:/s/ DANIEL BERNSTEIN
                                          --------------------------------------
                                          Daniel Bernstein, President and
                                          Chief Executive Officer


                                          By:/s/ COLIN DUNN
                                          --------------------------------------
                                          Colin Dunn, Vice President of Finance
                                          and Chief Financial Officer

Dated: August 12, 2002