Form 10-Q
period 2002-09-30
BEL FUSE INC /NJ
filed 2002-11-12
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 (201) 432-0463
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

     At November 1, 2002, there were 2,676,225 shares of Class A Common Stock, $.10 par value, outstanding and 8,254,992 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
Part I.              Financial Information

  Item 1.            Financial Statements ............................      1

                     Consolidated Balance Sheets as of
                     September 30, 2002 (unaudited) and
                     December 31, 2001 ...............................    2 - 3

                     Consolidated Statements of
                     Operations for the Three and Nine Months
                     Ended September 30, 2002
                     and 2001 (unaudited) ............................      4

                     Consolidated Statements of Stockholders'
                     Equity for the Year Ended December 31,
                     2001 and the Nine Months Ended
                     September 30, 2002 (unaudited) ..................      5

                     Consolidated Statements of
                     Cash Flows for the Nine
                     Months Ended September 30,
                     2002 and 2001 (unaudited) ........................    6 -7

                     Notes to Consolidated Financial
                     Statements (unaudited) ...........................   8 - 11

  Item 2.            Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations ....................................  12 - 21

  Item 3.            Quantitative and Qualitative
                     Disclosures About Market Risk ....................     21

  Item 4.            Controls and Procedures ..........................     22

Part II.    Other Information

  Item 1.   Legal Proceedings .........................................     22

  Item 6.   Exhibits and Reports on Form 8-K ..........................     22

Signatures ............................................................     23

PART I.  Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,  December 31,
                                                         2002           2001
                                                     ------------   ------------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents ......................   $ 62,410,815   $ 69,278,574
  Marketable securities ..........................      5,432,862      2,342,663
  Accounts receivable, less allowance for
    doubtful accounts of $945,000 and $945,000....     17,007,961      9,814,914
  Inventories ....................................     13,800,764     13,870,822
  Prepaid expenses and other current assets ......        430,580        269,275
  Refundable income taxes ........................        772,293        826,859
  Deferred income taxes ..........................        774,000        817,000
                                                     ------------   ------------

  Total Current Assets ...........................    100,629,275     97,220,107
                                                     ------------   ------------

Property, plant and equipment - net ..............     37,286,573     36,353,951

Goodwill and intangible assets-net of
  amortization of $6,522,478 and $5,811,188 ......     12,976,480     13,653,521

Other assets .....................................        749,555        288,943
                                                     ------------   ------------

TOTAL ASSETS .....................................   $151,641,883   $147,516,522
                                                     ============   ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30,     December 31,
                                                      2002              2001
                                                  ------------      ------------
                                                  (Unaudited)
Current Liabilities:
  Accounts payable ..........................     $  5,437,993      $  4,624,185
  Accrued expenses ..........................        9,068,228         8,492,425
  Dividends payable .........................          411,000           405,000
                                                  ------------      ------------

  Total Current Liabilities .................       14,917,221        13,521,610

Deferred income taxes .......................        5,065,000         4,532,000
                                                  ------------      ------------
  Total Liabilities .........................       19,982,221        18,053,610
                                                  ------------      ------------

Stockholders' Equity:
  Preferred stock, no par value --
    authorized 1,000,000 shares;
    none issued .............................             --                --
  Class A common stock, par value
    $.10 per share - authorized
    10,000,000 shares; outstanding
    2,676,225 and 2,664,637 shares
    (net of 1,072,770 treasury shares) ......          267,623           266,464
  Class B common stock, par value
    $.10 per share - authorized
    30,000,000 shares; outstanding
    8,254,992 and 8,105,117 shares
    (net of 3,218,310 treasury shares) ......          825,500           810,512
  Additional paid-in capital ................       13,914,274        11,674,768
  Retained earnings .........................      116,685,505       116,699,114
  Cumulative other comprehensive
    income (loss) ...........................          (33,240)           12,054
                                                  ------------      ------------

Total Stockholders' Equity ..................      131,659,662       129,462,912
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY ......................................     $151,641,883      $147,516,522
                                                  ============      ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Nine Months Ended            Three Months Ended
                                                      September 30,                  September 30,
                                               --------------------------     --------------------------
                                                  2002           2001           2002           2001
                                               -----------    -----------     -----------    -----------
Sales .....................................    $68,641,920    $79,071,693     $27,401,089    $23,291,790
                                               -----------    -----------     -----------    -----------
Costs and Expenses:
     Cost of sales ........................     54,053,572     68,600,128      21,146,894     18,941,566
     Selling, general and
      administrative expenses .............     12,797,301     16,065,359       4,259,888      4,946,104
                                               -----------    -----------     -----------    -----------
                                                66,850,873     84,665,487      25,406,782     23,887,670
                                               -----------    -----------     -----------    -----------
Income (loss) from operations .............      1,791,047     (5,593,794)      1,994,307       (595,880)
Other income - net ........................        767,417      2,040,068         232,853        520,586
                                               -----------    -----------     -----------    -----------
Earnings (loss) before income tax
 provision ................................      2,558,464     (3,553,726)      2,227,160        (75,294)
Income tax provision ......................      1,340,000        380,000         481,000        325,000
                                               -----------    -----------     -----------    -----------
Net earnings (loss) .......................    $ 1,218,464    $(3,933,726)    $ 1,746,160    $  (400,294)
                                               -----------    -----------     -----------    -----------
Basic earnings (loss) per common share ....    $      0.11    $     (0.37)    $      0.16    $     (0.04)
                                               -----------    -----------     -----------    -----------
Diluted earnings (loss) per common share ..    $      0.11    $     (0.37)    $      0.16    $     (0.04)
                                               -----------    -----------     -----------    -----------
Weighted average number of
 common shares outstanding-basic ..........     10,898,614     10,702,469      10,928,978     10,738,709
                                               -----------    -----------     -----------    -----------
Weighted average number of
 common shares outstanding and
 potential common shares - diluted ........     11,097,846     10,702,469      11,116,041     10,738,709
                                               -----------    -----------     -----------    -----------


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                  Cumulative
                                                                                    Other
                                                      Compre-                     Compre-       Class A      Class B     Additional
                                                      hensive         Retained     hensive      Common        Common      Paid-In
                                        Total       Income (loss)     Earnings      Income      Stock         Stock       Capital
                                     ------------   -------------   ------------   ---------   ----------    ---------   -----------
Balance, January 1, 2001 .........   $141,016,080                   $130,470,576     $61,889   $  264,683     $799,379    $9,419,553
Exercise of stock
  options ........................      1,328,129                                                   1,781       11,133     1,315,215
Tax benefits arising
  from the non-qualified
  disposition of
  incentive stock options ........        382,000                                                                            382,000
Cash dividends on Class B
  common stock ...................     (1,609,490)                    (1,609,490)
Modifications of terms of
  stock option ...................        533,000                                                                            533,000
Currency translation
  adjustment .....................          3,165    $      3,165                      3,165
Issuance of common stock warrants
  for consulting services ........         25,000                                                                             25,000
Decrease in marketable
  securities-net of taxes ........        (53,000)        (53,000)                   (53,000)
Net loss .........................    (12,161,972)    (12,161,972)   (12,161,972)
                                                     ------------
      Comprehensive loss .........                   $(12,211,807)
                                                     ============
                                     ------------                   ------------    --------   ----------     --------   -----------
Balance, December 31, 2001 .......    129,462,912                    116,699,114      12,054      266,464      810,512    11,674,768
Exercise of stock options ........      1,800,653                                                   1,159       14,988     1,784,506
Tax benefit arising from the
  non-qualified disposition of
  incentive stock options ........        455,000                                                                            455,000
Cash dividends on Class B
  common stock ...................     (1,232,073)                    (1,232,073)
Currency translation adjustment ..         (9,294)   $     (9,294)                    (9,294)
Decrease in marketable securities-
   net of taxes ..................        (36,000)        (36,000)                   (36,000)
Net income .......................      1,218,464       1,218,464      1,218,464
                                                     ------------
      Comprehensive income .......                   $  1,173,170
                                                     ============
                                     ------------                   ------------    --------   ----------     --------   -----------
Balance, September 30, 2002 ......   $131,659,662                   $116,685,505    $(33,240)  $  267,623     $825,500   $13,914,274
                                     ============                   ============    ========   ==========     ========   ===========



                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2002            2001
                                                 -------------   ------------
Cash flows from operating activities:
 Net income (loss) ...........................   $  1,218,464    $ (3,933,726)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
  activities:
  Depreciation and amortization ..............      4,589,702       5,415,827
  Inventory write-off ........................           --        12,000,000
  Deferred income taxes ......................        612,000        (385,000)
  Other ......................................        455,000         291,000
  Changes in operating assets and
   liabilities ...............................     (6,235,479)      3,992,658
                                                 ------------    ------------
    Net Cash Provided by
     Operating Activities ....................        639,687      17,380,759
                                                 ------------    ------------
Cash flows from investing activities:
Purchase of property, plant and
 equipment ...................................     (4,907,328)     (4,955,730)
Payment for acquisition - net of cash acquired        (34,249)     (5,943,046)
Proceeds from sale of marketable
 securities ..................................      4,398,129            --
Purchase of marketable securities ............     (7,560,328)     (5,867,444)
Proceeds from repayment by contractors .......         21,750          21,750
                                                 ------------    ------------
     Net Cash Used in Investing Activities ...     (8,082,026)    (16,744,470)
                                                 ------------    ------------
Cash flows from financing activities:
 Proceeds from exercise of stock options .....      1,800,653         981,008
 Dividends paid to common shareholders .......     (1,226,073)     (1,204,547)
                                                 ------------    ------------
     Net Cash Provided by (used in)
      Financing Activities ...................        574,580        (223,539)
                                                 ------------    ------------
Net increase (decrease) in Cash ..............     (6,867,759)        412,750
Cash and Cash Equivalents -
 beginning of period .........................     69,278,574      62,587,033
                                                 ------------    ------------
Cash and Cash Equivalents -
 end of period ...............................   $ 62,410,815    $ 62,999,783
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

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                       2002          2001
                                                    -----------    -----------
Changes in operating assets and
 liabilities consist of:
  (Increase) decrease in accounts
   receivable ..................................   $(7,193,047)   $ 8,963,000
  Decrease in inventories ......................        70,058        983,820
  Increase in prepaid expenses and
   other current assets ........................      (183,055)      (349,565)
  Increase (decrease) in refundable income taxes        54,566       (837,000)
  (Increase) decrease in other assets ..........      (460,612)         9,664
  Increase (decrease) in accounts payable ......       813,808     (7,382,364)
  Increase in accrued expenses .................       662,803      2,605,103
                                                   -----------    -----------
                                                   $(6,235,479)   $ 3,992,658
                                                   ===========    ===========
Supplementary information:
Cash paid during the period for:
  Income taxes .................................   $   200,000    $ 1,234,000
                                                   -----------    -----------
Non-Cash Investing Activities:
  Unrealized loss on marketable securities .....   $    36,000    $    57,000
                                                   -----------    -----------
Acquisitions:
  Fair value of net assets acquired
   (excluding cash of $341,954) ................                  $   267,789
  Identified intangibles .......................                    5,675,257
                                                                  -----------
  Cash paid ....................................                  $ 5,943,046
                                                                  ===========


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation

1. The consolidated balance sheet as of September 30, 2002, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2001 was derived from audited financial statements.

2. Acquisitions

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies achieve various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements solely since the date of acquisition. Purchase price allocations were based on independent appraisals. The excess of the purchase price over the net assets acquired is $5.7 million and was being amortized on a straight-line basis over a period of four to fifteen years. The Company discontinued the amortization of goodwill effective January 1, 2002 and will measure the impairment of goodwill, if any, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 (See Note 5 of Notes to Consolidated Financial Statements).

     The following unaudited pro forma summary results of operations assumes that both Current Concepts and E-Power had been acquired as of January 1, 2001:

                                                    Nine Months Ended
                                                      September 30,
                                                          2001
                                                    ------------------
             Sales ..............................       $79,072,000
             Net loss ...........................        (4,492,000)
             Loss per common share-diluted ......             (0.42)

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

3. Earnings (Loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended September 30, 2001 and the nine months ended September 30, 2001 potential common shares were not used in the computation of diluted loss per common share as their effect would be antidilutive.

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


                                                          Nine Months Ended                    Three Months Ended
                                                            September 30,                        September 30,
                                                   ------------------------------        ------------------------------
                                                      2002                2001              2002                2001
                                                   -----------        -----------        -----------        -----------
Total Revenues:
   United States ...........................       $21,282,601        $39,224,168        $ 6,935,903        $13,315,748
   Asia ....................................        64,986,327         71,763,329         25,563,970         16,775,598
   Less intergeographic
    revenues ...............................       (17,627,008)       (31,915,804)        (5,098,784)        (6,799,556)
                                                   -----------        -----------        -----------        -----------
                                                   $68,641,920        $79,071,693        $27,401,089        $23,291,790
                                                   ===========        ===========        ===========        ===========
Income (loss) from Operations:
  United States ............................       $ 1,531,243        $ 1,082,584        $  (180,444)       $   253,076
  Asia .....................................           259,804         (6,676,378)         2,174,751           (848,956)
                                                   -----------        ------------       -----------        -----------
                                                   $ 1,791,047        $(5,593,794)       $ 1,994,307        $  (595,880)
                                                   ===========        ============       ===========        ===========


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

     The following information represents pro forma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2001:


                                                                     For the Nine Months           For the Three Months
                                                                     Ended September 30,            Ended September 30,
                                                                 -------------------------      --------------------------
                                                                     2002          2001            2002            2001
                                                                 ----------    -----------      ----------      ---------
Reported net income (loss) ................................      $1,218,464    $(3,933,726)     $1,746,160      $(400,294)
    Addback:  Goodwill amortization (net of income tax) ...              --        483,900              --        185,200
                                                                 ----------    -----------      ----------      ---------
Adjusted net income (loss) ................................      $1,218,464    $(3,449,826)     $1,746,160      $(215,094)
                                                                 ==========    ===========      ==========      =========

Basic earnings (loss) per share:
Reported net income (loss) ................................      $     0.11    $     (0.37)     $     0.16      $   (0.04)
    Addback: Goodwill amortization ........................              --           0.05              --           0.02
                                                                 ----------    -----------      ----------      ---------
Adjusted net income (loss) ................................      $     0.11    $     (0.32)     $     0.16      $   (0.02)
                                                                 ==========    ===========      ==========      =========

Diluted earnings (loss) per share:
Reported net income (loss) ................................      $     0.11    $     (0.37)     $     0.16      $   (0.04)
    Addback: Goodwill amortization ........................              --           0.05              --           0.02
                                                                 ----------    -----------      ----------      ---------
Adjusted net income (loss) ................................      $     0.11    $     (0.32)     $     0.16      $   (0.02)
                                                                 ==========    ===========      ==========      =========

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

     Additionally, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

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

                                               Percentage of Net Sales
                                        ----------------------------------------
                                        Nine Months Ended     Three Months Ended
                                           September 30,        September 30,
                                        ------------------    ------------------
                                          2002      2001       2002       2001
                                        -------    -------    ------     -------

Net sales ............................    100.0%    100.0%     100.0%    100.0%
Cost of sales ........................     78.7      86.8       77.2      81.3
Selling, general and
 administrative expenses .............     18.6      20.3       15.5      21.2
Other income - net ...................      1.1       2.6        0.8       2.2
Earnings (loss) before income
 tax provision .......................      3.7      (4.5)       8.1      (0.3)
Income tax provision .................      2.0       0.5        1.8       1.4
Net earnings (loss) ..................      1.8      (5.0)       6.4      (1.7)

     The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.
                                          Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                         Nine Months Ended    Three Months Ended
                                         September 30, 2002   September 30, 2002
                                         compared with 2001   compared with 2001
                                         ------------------   ------------------

Net sales .............................       (13.2)%                17.6%
Cost of sales .........................       (21.2)                 11.6
Selling, general and
 administrative expenses ..............       (20.3)                (13.9)
Other income - net ....................       (62.4)                (55.3)
Earnings (loss) before
 income tax provision .................       172.0               3,058.0

Income tax provision ..................       252.6                  48.0
Net earnings (loss) ...................       131.0                 536.2

Nine Months ended September 30, 2002 vs.
   Nine Months ended September 30, 2001

Overview

     The Company believes that the worst of the slowdown in the global electronics industry may now be over. Business conditions remain challenging. The Company is continuing to develop new generations of products that incorporate the latest designs and advanced technologies. The Company's commitment to remaining at the leading edge of this process is reflected in its continued investments in engineering and product development.

     The statements in the immediately preceding paragraph represent Forward-Looking Statements. Actual results could differ substantially from such projections as a result of the factors referenced above.

Sales

     Net sales decreased 13.2 % from $79,071,693 during the first nine months of 2001 to $68,641,920 during the first nine months of 2002. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications line was particularly depressed. The Company has experienced price degradation as customers have taken aggressive price positions. The Company believes that certain of its competitors are selling older generation products close to or below cost, making it difficult for the Company to maintain its traditional pricing.

     The Company is also pleased by the steady progress it is making in its new Power division, and in the development of additional products in the Company's line of surface mount magnetic components for high-speed transmission and networking applications. At the same time, manufacturing overhead and variable expenses have been reduced, which should contribute to improved profitability to the extent that sales begin to recover.

Cost of Sales

     Cost of sales as a percentage of net sales decreased from 86.8% during the first nine months of 2001 to 78.7 % in 2002. The decrease in the cost of sales percentage is primarily attributable to a $12 million inventory write-off of surplus and obsolete inventory and non-cancelable purchase commitments during the nine months ended September 30, 2001 and cost containment measures implemented by the Company that positively affected the nine month period ended September 30, 2002, offset in part by manufacturing inefficiencies due to reduced sales volume and a change in the Company's sales mix. During the nine months ended September 30, 2002, the Company reduced its reserve for obsolete inventory by approximately $500,000, which had the effect of reducing cost of sales by a like amount. The Company's product mix during the nine months ended September 30, 2002 contained a relatively significant percentage of products that have a high material content. Such products do not produce margins as high as the Company's traditional products.

     The Company incurred approximately $319,000 (net of taxes) of additional severance and employee relocation costs during the nine months ended September 30, 2002 and expects to incur approximately $281,000 (net of taxes) of additional severance costs through June 2003. This projection represents a Forward-Looking Statement. Actual results could differ materially from this statement, depending in large part upon market conditions in the Company's industry.

Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 20.3% during the first nine months of 2001 to 18.6 % during the first nine months of 2002. Selling, general and administrative expenses decreased in dollar amount by approximately 20.3 %. The Company attributes the decrease in the percentage relationship of selling, general and administrative expenses to net sales and the dollar amount of such expenses to cost containment measures implemented by the Company, reduced sales related expenses, the elimination of employee bonuses and the elimination of the amortization of goodwill of approximately $.5 million.

Other Income - net

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $1,273,000 during the first nine months of 2002 compared to the first nine months of 2001. The decrease is due to lower interest rates earned on cash and cash equivalents.

Income Tax Provision

     The provision for income taxes for the first nine months of 2002 was $1,340,000 as compared to $380,000 for the first nine months of 2001. The increase in the provision is due primarily to the Company's earnings before income taxes for the first nine months of 2002 versus a loss before income taxes for the first nine months of 2001. Consolidated income tax provisions for the nine months ended September 30, 2002 and 2001 do not reflect the statutory rate in the United States of America since income in the United States is taxed at significantly higher rates than the benefit derived from taxable losses in the Company's Far East operations.

Three Months ended September 30, 2002 vs.
   Three Months ended September 30, 2001

Sales

     Net sales increased 17.6 % from $23,291,790 during the third quarter of 2001 to $27,401,089 during the third quarter of 2002. The Company attributes this increase primarily to increased sales of Integrated Connector Modules ("ICM"). The Company believes that the market is responding favorably to newer versions of its ICM products.

Cost of Sales

     Cost of sales as a percentage of net sales decreased from 81.3 % during the third quarter of 2001 to 77.2 % in 2002. The decrease in the cost of sales percentage is primarily attributable to cost containment measures implemented by the Company that positively affected the three month period ended September 30, 2002 along with manufacturing efficiencies associated with increased sales volume.

Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 21.2% during the third quarter of 2001 to 15.5 % during the third quarter of 2002. The Company attributes the percentage decrease primarily to cost control measures implemented by the Company to reduce overheads, reduced head count and increased sales. Selling, general and administrative expenses decreased in dollar amount by approximately 13.9 %. The Company attributes the decrease in the dollar amount of such expenses to cost controls, reduced overheads, reduced head count and the elimination of the amortization of goodwill of $.2 million.

Other Income - net

     Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $288,000 during the third quarter of 2002 compared to the third quarter of 2001. The decrease is primarily due to the reasons set forth in the nine month analysis.

Income Tax Provision

     The provision for income taxes for the third quarter of 2002 was $481,000 as compared to $325,000 for the third quarter of 2001. The increase in the provision is due primarily to the reasons set forth in the nine month analysis.

Cost Control Measures

     In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a consolidation of the Company's U.S. research and development operations and the recognition of related charges in future periods. During the nine months ended September 30, 2002,the Company incurred $.3 million (net of taxes) in additional severance and employee relocation charges and expects to incur additional severance and employee relocation charges of up to approximately $.3 million (net of taxes) through June 30, 2003. The description of this expectation constitutes a Forward Looking Statement. Actual results could differ materially from such expectation as a result of a number of factors, including the Company's ability to effect its relocation plans, the economic condition of the Company's industry and other factors that relate to the extent to which the Company is able to restore its profitability.

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

     The Company has two domestic unsecured lines of credit amounting to $11,000,000 which were unused at September 30, 2002. The $1 million line of credit is renewable annually. The $10 million line of credit has an indefinite maturity. Borrowings under the $10 million line of credit are secured by a first priority security interest in and a lien on all personal property of Bel Fuse Inc. and its domestic subsidiaries.

     The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at September 30, 2002. The line of credit expires in December 31, 2002. Borrowing on the line of credit is guaranteed by the Company.

     For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's 2001 Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001.

     On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and then existing business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies achieve various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements solely since the date of acquisition. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

     On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of September 30, 2002 the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

     During the nine months ended September 30, 2002, the Company's cash and cash equivalents decreased by approximately $6.9 million, reflecting approximately $7.6 million in purchases of marketable securities, $4.9 million in purchases of plant and equipment, and $1.2 million in dividends offset, in part, by $4.4 million from the sale of marketable securities, $1.8 million provided by the exercise of stock options, and $.6 million provided by operating activities.

     Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 56.0% and 55.2% of the Company's total assets at September 30, 2002 and December 31, 2001, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.7 to 1 and 7.2 to 1 at September 30, 2002 and December 31, 2001, respectively.

     On July 29, 2002 the Company purchased an engineering facility in San Diego, CA for approximately $2.5 million. The Company plans to move its domestic research and development operations to this facility. The Company expects to make approximately $.6 million in improvements to this facility.

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

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

     Additionally, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

     This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Item 6. Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   Exhibit 99.1 Certification of Chief Executive Officer and Vice-President of Finance pursuant to Section 302 of the Sarbane-Oxley Act of 2002.
                   Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BEL FUSE INC.


                             By:  /s/ DANIEL BERNSTEIN
                                 -------------------------------------
                                 Daniel Bernstein, President and
                                  Chief Executive Officer

                             By:  /s/ COLIN DUNN
                                 -------------------------------------
                                 Colin Dunn, Vice President of Finance

Dated: November 12, 2002