Form 10-K
period 2002-12-31
BEL FUSE INC /NJ
filed 2003-03-26
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2002

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from            to
                                                 ----------

                         Commission File Number 0-11676

                                  BEL FUSE INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-1463699
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

               206 Van Vorst Street, Jersey City, New Jersey 07302
                                 (201) 432-0463
         (Address and telephone number, including area code, of registrant's principal executive office)

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

                              Yes    X                 No
                                   -----                   ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes X No
                                                                      ---    ---

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002), was $225,135,000.

         Number of shares of Common Stock outstanding as of February 28, 2003:
2,676,225 Class A Common Stock; 8,272,492 Class B Common Stock

Documents incorporated by reference:

         Bel Fuse Inc.'s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                  BEL FUSE INC.

                                      INDEX

Part I                                                                      Page
------                                                                      ----

         Item 1.  Business.............................................       1

         Item 2.  Properties...........................................       6

         Item 3.  Legal Proceedings....................................       6

         Item 4.  Submission of Matters to a Vote of Security
                  Holders..............................................       6

         Item 4A. Executive Officers of the Registrant.................       7

Part II
-------

         Item 5.  Market for Registrant's Common Equity
                  And Related Stockholder Matters......................       9

         Item 6.  Selected Financial Data..............................      10

         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operation............................................      11

         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk....................................      21

         Item 8.  Financial Statements and Supplementary
                  Data.................................................      21*

         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...............      22

Part III
--------

         Item 10. Directors and Executive Officers
                  of the Registrant....................................      22

         Item 11. Executive Compensation...............................      22

         Item 12. Security Ownership of Certain
                  Beneficial Owners and Management.....................      22

         Item 13. Certain Relationships and Related
                  Transactions.........................................      22

Part IV
-------

         Item 14. Controls and Procedures.............................       23

         Item 15. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K..............................      24

Signatures.............................................................      27

*Page F-1 follows page 21

                           FORWARD LOOKING INFORMATION

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the following: (a) the dramatic impact of current conditions in the telecommunication market on the Company's customers; (b) the general conditions in the electronics industry; (c) the risk that the Company may be unable to respond adequately to rapidly changing technology developments in its industry; (d) risks associated with the Company's Far East operations;
(e) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company; (f) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions; (g) the Company's reliance on certain substantial customers; (h) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs; (i) the risk of foreign currency fluctuations; (j) the uncertainties associated with current geo-political conditions and (k) other market and competitive factors impacting the Company's customers. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which could cause actual results to differ materially from its Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

         On December 15, 2002 the Company entered into a definitive agreement with Insilco Technologies, Inc. ("Insilco") for the purchase by the Company of certain assets, subject to certain liabilities, and common shares of entities comprising Insilco's passive component group for $35 million in cash plus the assumption of certain liablilities. On March 10, 2003 the Bankruptcy Court entered an order approving this agreement. This approval order authorizes Insilco to consummate the sale of assets and common shares of various entities of Insilco to the Company, subject to certain assumed liabilities and free and clear of all encumbrances on Insilco's U.S. operations. The Company closed on this acquisition on March 21, 2003.

         On January 2, 2003 the Company entered into an asset purchase agreement with Advanced Power Components PLC ("APC") to purchase the communications products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent purchase price payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004.

         The transactions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco will be included in the Company's financial statements from March 21, 2003 and the results of operations of APC will be included in the Company's financial statements from January 2, 2003.

         On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. During the year ended December 31, 2002 the Company paid $61,000 in contingent purchase price payments. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over net assets acquired ($2.0 million) and other identifiable intangible assets ($3.7 million) approximated $5.7 million. The identifiable intangible assets, other than goodwill, are being amortized on a straight-line basis over 4 to 10 years. Goodwill has been amortized based on a 15 year life from May 11, 2001 through December 31, 2001. After January 1, 2002, in accordance with the provisions of Financial Accounting Standards Board Opinion No. 142, the Company ceased amortization of goodwill and will review goodwill at least annually for impairment. See Note 1 of notes to consolidated financial statements.

    Product Groups
    --------------

         Power Products
         --------------

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

         Magnetic Components
         -------------------

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

         Integrated Connector Modules
         ----------------------------

         These modules combine the Company's magnetic components with combinations of RJ45 and USB connectors. In addition to connectivity, these modules provide the signal conditioning, electro-magnetic interference suppression and signal isolation which were previously performed by multiple, discrete components.

         Value-added Modules
         -------------------

         The Company supplies value-added modules to end users whose requirements can be satisfied by combining in one integrated package one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

         Miniature, Micro and Chip Fuses
         -------------------------------

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

         Marketing
         ---------

         The Company sells its products to approximately 1,000 customers throughout North America, Western Europe and the Far East. Sales are made through independent sales representative organizations and authorized distributors who are overseen by the Company's sales personnel throughout the world. As of December 31, 2002, the Company had a sales and support staff of 18 persons that supported 59 sales representative organizations and 1 non-exclusive distributor.

         The Company has written agreements with all of its sales representative organizations and major distributor. Written agreements terminable on short notice by either party, of the type utilized by the Company, are standard in the industry.

         Finished products manufactured by the Company in its Far East facilities are, in general, either sold to the Company's Jersey City facility for resale to customers in the Americas or are shipped directly to other customers throughout the world. For further information regarding the Company's geographic operations, see Note 7 of Notes to Consolidated Financial Statements.

         The Company had sales to two customers in excess of ten percent of 2002 consolidated sales. The amounts and percentages of the Company's sales were $11,606,000 (12.1%) and $11,410,000 (11.9%). The loss of either or both of these customers would have a material adverse effect on the Company's results of operations, financial position and cash flows.

Research and Development
------------------------

         The Company's research and development efforts in 2002 were spread among all of the Company's current product groups. The Company's research and development facilities are located in California, Indiana, Massachusetts, Hong Kong and China. In addition to its research and development efforts, the Company maintains continuing programs to improve the reliability of its products and to design specialized assembly equipment to increase manufacturing efficiencies. Research and development costs amounted to $6,174,000 in 2002. The Company plans to close its Indiana facility by June 30, 2003 and closed its Texas facility during the fourth quarter of 2002. Such closings are not expected to materially impact the level of the Company's spending on research and development efforts. The Company purchased property in San Diego, California where its research and development facility is located. The Company's statement regarding its plans to close its Indiana facility constitutes a Forward-Looking Statement. Actual experience could differ materially from such statements for a variety of factors, including applicable legal and regulatory requirements and other logistical issues.

Suppliers
---------

         The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

         With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative source and the nature of the demand for the Company's products. In the past the Company has experienced shortages in certain raw materials, such as capacitors and ferrites, when these materials were in great demand. Even though the Company may have more than one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the times desired by the Company.

Backlog
-------

         The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 25, 2003 was approximately $14.3 million, as compared with a backlog of $13.0 million as of February 25, 2002. Management expects that all of the Company's backlog as of February 25, 2003 will be shipped by December 31, 2003. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated shorter lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog is no longer as reliable an indicator of the timing of future sales as it has been in the past.

Trademarks and Patents
----------------------

         The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from March 11, 2006 to February 15, 2021.

         The Company utilizes eight U.S. registered trademarks - BELFUSE, BEL, BELMAG, BELSTACK, BELSTICK, BELCOMBO, SURFUSE and COMPONENTS FOR A CONNECTED PLANET- to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Competition
-----------

         The Company's business is highly competitive. There are numerous independent companies and divisions of major companies which manufacture products that are competitive with one or more of the Company's products. Some of the Company's competitors possess greater financial, marketing and other resources than those available to the Company. The Company's ability to compete is dependent upon several factors, including product performance, quality, reliability, design and price.

Employees
---------

         As of December 31, 2002, the Company had 940 full-time employees. The Company employed 84 people in its U.S. facilities and 856 throughout the rest of the world, excluding workers supplied by independent contractors. The Company's employees are not represented by any labor union. The Company believes that its relations with employees are satisfactory.

Website Disclosure
------------------

         The Company makes available free of charge on it website, www.belfuse.com, all materials that it files electronically with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC.

    Item 2.  Properties
             ----------

         The Company currently occupies approximately 689,000 square feet of manufacturing, warehouse, office, technical and staff quarter space worldwide. In addition to the Company's principal corporate offices in New Jersey, the Company maintains facilities in The People's Republic of China and its Special Administrative Regions ("SAR") of Hong Kong and Macau in the Far East, in California, Massachusetts and Indiana in the U.S.A. and in the United Kingdom in Europe. The Company also owns an idle facility of 46,300 square feet in Illinois. Approximately 33% of the 689,000 square feet the Company occupies is owned, while the remainder is leased. The Company closed its Texas facility during the fourth quarter of 2002 and plans to close its Indiana facility by the end of the second quarter of 2003 and relocate the employees to California. The statements regarding its plans to close facilities and relocate them constitute Forward-Looking Statements. Actual experience could differ materially from such statements for a variety of factors, including applicable legal and regulatory requirements and other logistical issues. See Note 11 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

    Item 3. Legal Proceedings
            -----------------

a) The Company commenced an arbitration proceeding before the American Arbitration Association against Lucent Technologies, Inc. in or about December 2000. The arbitration arises out of an Agreement for the Purchase and Sale of Assets, dated October 2, 1998 (the "Asset Purchase Agreement"), among Bel Fuse Inc., Lucent Technologies, Inc. and Lucent Technologies Maquiladores, Inc., and a related Global Procurement Agreement, dated October 2, 1998 (the "Supply Agreement"), between Lucent Technologies, Inc., as Buyer, and Bel Fuse Inc., as Supplier. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Lucent's signal transformer business. Pursuant to the Supply Agreement, Lucent agreed that except for limited instances where Lucent was obligated to purchase product elsewhere, for a term of 3 1/2 years, Lucent would be obligated, on an as required basis, to purchase from the Company all of Lucent's requirements for signal transformer products. The Supply Agreement also provided that the Company would be given the opportunity to furnish quotations for the sale of other products.

         The Company is seeking monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against Lucent and substantial and meritorious defenses to Lucent's counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the Company's consolidated financial statements.

b) The Company has received a letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent. The Company believes that none of its products are covered by this particular patent.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

    Item 4A. Executive Officers of the Registrant
             ------------------------------------

         The following table and biographical outlines set forth the positions and offices within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such officer for the past five years.

                                                   Positions and Offices
                                  Officer           With the Company/
Name and Age                       Since            Business Experience
------------                       -----            -------------------

Daniel Bernstein, 49               1985            President, Chief Executive
                                                   Officer and Director

Robert H. Simandl, 74              1967            Secretary and Director

Colin Dunn, 58                     1992            Vice President of Finance and
                                                   Treasurer

Joseph Meccariello, 52             1995            Vice President of
                                                   Manufacturing

Dennis Ackerman, 40                2001            Vice President of
                                                   Operations

Dwayne Vasquez,  40                2001            Vice President of
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

         Dwayne Vasquez joined the Company in 2001 as Director of Sales. In October 2001 he was promoted to Vice President of Sales with responsibility for the Company's worldwide sales organization. From 1997 to 2001 he was Director of Sales and Marketing at Ericson Microelectronics, Power Module Division in Richardson, Texas where he was responsible for driving revenue in the DC/DC and Board Mounted Power product markets.

                                     PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

                (a) Market Information
                    ------------------

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

                                   Class A     Class A     Class B     Class B
                                     High        Low        High         Low
Year Ended December 31, 2001
  First Quarter                     $39.75     $19.75      $39.94       $20.00
  Second Quarter                     31.75      20.25       33.50        20.57
  Third Quarter                      30.00      17.55       31.45        18.55
  Fourth Quarter                     24.25      18.00       26.69        19.25

Year Ended December 31, 2002
  First Quarter                     $26.05     $19.50      $26.80       $21.69
  Second Quarter                     24.84      22.00       27.80        23.72
  Third Quarter                      23.50      16.00       27.00        19.44
  Fourth Quarter                     18.74      14.61       21.85        16.97

         The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ National Market.

                (b) Holders
                    -------

         As of February 28, 2003 there were 138 registered shareholders of the Company's Class A Common Stock and 152 registered shareholders of the Company's Class B Common Stock. The Company estimates that there were 1,922 beneficial shareholders of Class A Common Stock and 4,251 beneficial shareholders of Class B Common Stock as of February 28, 2003.

                (c) Dividends
                    ---------

         There are no contractual restrictions on the Company's ability to pay dividends. On February 1, 2002, May 1, 2002, August 1, 2002, and November 1, 2002 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $404,351, $410,199, $410,874, and $411,299, respectively. On February 1, 2001, May 1, 2001, August 1, 2001 and November 1, 2001, the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $399,070, $400,036, $402,150 and $402,304, respectively. On February 1, 2003 the Company paid a $.05 per share dividend to all shareholders of record at January 13, 2003 of Class B Common Stock in the total amount of $411,674.

Item 6.  Selected Financial Data


                                                               Years Ended December 31,
                                           -------------------------------------------------------------
                                             2002         2001         2000         1999          1998
                                           --------     --------     --------     --------     ---------
                                                  (In thousands of dollars, except per share data)
Selected Statements of Operations Data: (a)

Net sales                                   $95,528     $96,045      $145,227      $119,464      $90,754
Cost of sales                                72,420      89,603        88,479        76,113       58,654
Selling, general and
  administrative expenses                    22,270      21,561        23,284        19,502       16,648
Other income - net (b)                          940       2,411         3,912           878        1,579
Earnings (loss) before
  income taxes                                1,778     (12,709)       37,376        24,727       17,031
Income tax provision (benefit)                1,199        (547)        5,159         3,435        1,813
Net earnings (loss)                             579     (12,162)       32,217        21,292       15,218
Earnings (loss) per common
  share - basic (c)                            0.05       (1.13)         3.04          2.03         1.47
Earnings (loss) per common
  share - diluted (c)                          0.05       (1.13)         2.94          1.98         1.45
Cash dividends declared per
  Class B common share                          0.2         0.2           0.2           0.2           --



                                                                 As of December 31,
                                           -------------------------------------------------------------
                                             2002         2001         2000         1999          1998
                                           --------     --------     --------     --------     ---------
                                                  (In thousands of dollars, except per share data)

Selected Balance Sheet Data:
Working capital                            $ 82,789    $ 83,698      $ 97,720      $ 66,768     $ 40,899
Total assets                                146,893     147,517       169,513       125,138      103,625
Stockholders' equity                        130,659     129,463       141,016       110,254       88,806
Book value per
  share (b)                                   11.95       12.02         13.25         10.46         8.56
Return on average
  total assets, %                               0.4        (7.6)        21.87         18.25        12.50
Return on average
  Stockholders'
  equity, %                                    0.44        (8.8)        25.64         20.93        19.00


              (a) On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285 in cash (including acquisition expenses). During the year ended December 31, 2002 the Company paid $61 in contingent purchase price payments. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition.

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

Critical Accounting Policies
----------------------------

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

         The Company seeks sales and profit growth by expanding its existing customer base, developing new products and by pursuing strategic acquisitions that meet the Company's criteria relating to the market for the products: the Company's ability to efficiently manufacture the product; synergies that are created by the acquisition; and a purchase price that represents fair value. If the Company's evaluation of a target company misjudges its technology, estimated future sales and profitability levels, or ability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

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

                                                Percentage of Net Sales
                                        ----------------------------------------
                                               Years Ended December 31,
                                        ----------------------------------------
                                        2002             2001            2000
                                        ----             ----            ----

Net sales                               100.0%           100.0%          100.0%
Cost of sales                            75.8             93.3            60.9
Selling, general and
  administrative expenses                23.3             22.4            16.0
Other income, net of
  interest expense                        1.0              2.5             2.7
Earnings (loss) before income
  taxes                                   1.9            (13.2)           25.8
Income tax provision (benefit)            1.3             (0.6)            3.6
Net earnings (loss)                       0.6            (12.6)           22.2


                                               Increase (decrease) from
                                                    Prior Period
                                       ----------------------------------------
                                       2002 compared           2001 compared
                                         with 2001               with 2000
                                       --------------          -------------

Net sales                                  (0.5)%                 (33.9)%

Cost of sales                             (19.2)                    1.3

Selling, general and
  administrative expenses                   3.3                    (7.4)

Net earnings                              104.8                  (137.8)

Sales
-----

         Net sales decreased .5% from approximately $96.0 million in 2001 to approximately $95.5 million in 2002. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications line was particularly depressed. The Company has experienced price degradation as customers have taken aggressive price positions.

    Net sales decreased 33.9% from approximately $145.2 million in 2000 to approximately $96.0 million in 2001. The Company attributes this decrease to the decline in demand affecting the global electronics industry. Although all product lines experienced sales decreases except for integrated connector modules ("ICM"), the telecommunications and networking segments were particularly depressed. The Company is experienced both volume reductions and price degradation as the number of manufacturers with saleable products increased and customers took aggressive price positions.

    Cost of Sales
    -------------

         Cost of sales as a percentage of net sales decreased from 93.3% in 2001 to 75.8% in 2002. The decrease in the cost of sales percentage is primarily attributable to a $14.6 million inventory write-off of surplus and obsolete inventory and non-cancelable purchase commitments during the year ended December 31, 2001 and cost containment measures implemented by the Company that positively affected the year ended December 31, 2002, offset in part by manufacturing inefficiencies due to reduced sales volume and a change in the Company's sales mix. During the year ended December 31, 2002, the Company reduced its reserve for purchase commitments by approximately $1.9 million. This reserve was established during the second quarter of 2001 and was part of the $12.0 million inventory write-off incurred by the Company. Additionally, the Company increased its inventory reserves by approximately $2.6 million for surplus and obsolete inventory during the year ended December 31, 2002. The Company's product mix during the year ended December 31, 2002 contained a relatively significant percentage of products that have a high material content. Such products do not produce margins as high as the Company's traditional products.

         The Company incurred approximately $.8 million of severance and employee relocation costs during the year ended December 31, 2002.

         Cost of sales as a percentage of net sales increased from 60.9% in 2000 to 93.3% in 2001. The increase in the cost of sales percentage was primarily attributable to a $14.6 million inventory write-off of surplus and obsolete inventory and estimated losses on non-cancelable purchase commitments. This provision reflected the Company's assessment of then current business levels and its belief that its customers would ultimately seek next generation products when and if a recovery occurs. Additionally, the Company incurred a charge during the fourth quarter of 2001 in the total amount of $5.6 million for the write-down of fixed assets due to changing customer preferences and projected lower volumes in mature product lines and other charges related to the consolidation of the Company's engineering facilities. Also contributing to the increase in cost of sales were manufacturing inefficiencies due to reduced sales volume and sales with lower or no gross profit margins.

    Selling, General and Administrative Expenses
    --------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales increased from 22.4% in 2001 to 23.3% in 2002. Selling, general and administrative expenses increased in dollar amount by approximately 3.3%. The Company attributes the increase in the dollar amount of such expenses primarily to a goodwill impairment charge of approximately $5.2 million offset, in part, by cost containment measures implemented by the Company which included reduced salaries, the elimination of the amortization of goodwill of approximately$791,000 and a decrease in the amortization of other intangibles of approximately $661,000.

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

    Other Income - net
    ------------------

         Other income, consisting principally of a gain on the sale of marketable securities during 2001 and interest earned on cash and cash equivalents, decreased by approximately $1.5 million during the year 2002 compared to the year 2001 The decrease is due to lower interest rates earned on cash and cash equivalents.

         Other income, consisting principally of a gain on the sale of marketable securities during 2000 and interest earned on cash and cash equivalents, decreased by approximately $1.5 million during the year 2001 compared to the year 2000. The decrease is due to the $1.0 million gain on the sale of marketable securities during 2000 and lower interest income due to lower interest rates earned on cash and cash equivalents despite higher cash and cash equivalent balances during 2001.

         Provision for Income Taxes
         --------------------------

         The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Management has identified $21.4 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.4 million have been provided on such earnings ($.4 million during 2002, $(.1) million during 2001 and $2.1 million during 2000) through December 31, 2002.

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

         The provision (benefit) for income taxes for 2002 was 1,199,000 as compared to $(547,000) for 2001. The increase in the provision is due primarily to the Company's earnings before income taxes for the year ended December 31, 2002 versus a loss before income taxes for the year ended December 31, 2001.

    The provision (benefit) for income taxes for 2001 was $(547,000) as compared to $5,159,000 for 2000. The decrease in the provision is due primarily to foreign losses arising from inventory write-downs, United States and foreign losses arising from fixed asset write-offs and severance related expenses in 2001 and lower United States taxes resulting from the gain on the sale of marketable securities in 2000 versus 2001 offset, in part, by pretax profit in 2001 before these charges.

         The Company's effective tax rate has generally been lower than the statutory United States corporate rate primarily as a result of the lower tax rates in Hong Kong and Macau.

Cost Control Measures
---------------------

         In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company's operations and the recognition of related restructuring charges in future periods. The Company incurred severance and employee relocation charges of approximately $.8 million during the year ended December 31, 2002.

Inflation
---------

         During the past two years, the effect of inflation on the Company's operations was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most transactions have been denominated in U.S. dollars or currencies linked to the U.S. dollar.

Liquidity and Capital Resources
-------------------------------

         Historically, the Company has financed its capital expenditures through cash flows from operating activities. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward-Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the open markets.

           The Company has two domestic lines of credit amounting to $11,000,000 which were unused at December 31, 2002. An unsecured $1 million line of credit is renewable annually. The $10 million line of credit expires on March 21, 2006. Borrowings under the $10 million line of credit are secured by a first priority lien on all personal property of Bel Fuse Inc. and its subsidiaries.

           On March 21, 2003 the Company negotiated an additional $10 million secured term loan. The term loan was used to finance the Company's acquisition of the Passive Components division of Insilco Holdings Company, Inc. The $10 million term loan will fully amortize in 20 equal quarterly installments of principal with a final maturity of March 21, 2008. Interest at 3.75% is payable monthly. The term loan is guaranteed by Bel Fuse Inc. and its domestic subsidiaries. The term loan is collateralized with a first priority lien on 65% of all of the issued and outstanding shares of the capital stock of the foreign subsidiaries of Bel Fuse Inc. and all other personal property of Bel Fuse Inc.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at December 31, 2002. The line of credit expires on December 31, 2003. Borrowing on the line of credit is guaranteed by the U.S. parent.

           For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's Consolidated Financial Statements.

         On December 15, 2002 the Company entered into a definitive agreement with Insilco Technologies, Inc. ("Insilco") for the purchase by the Company of certain assets, subject to certain liabilities, and common shares of entities comprising Insilco's passive component group for $35 million in cash plus the assumption of certain liabilities. On March 10, 2003 the Bankruptcy Court entered an order approving this agreement. This approval order authorizes Insilco to consummate the sale of assets and common shares of various entities of Insilco to the Company, subject to certain assumed liabilities and free and clear of all encumbrances on Insilco's U.S. operations. The Company closed on this acquisition on March 21, 2003.

         On January 2, 2003 the Company entered into an asset purchase agreement with Advanced Power Components PLC ("APC") to purchase the communications products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent purchase price payments equal to 5% of sales, as defined, in excess of $5.5 million per year for the years 2003 and 2004.

         The transactions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco will be included in the Company's financial statements from March 21, 2003 and the results of operations of APC will be included in the Company's financial statements from January 2, 2003.

           On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments up to approximately $7.6 million should the acquired companies reach various sales levels. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the net assets acquired ($2.0 million) and other intangible assets ($3.7 million) is approximately $5.7 million. The identifiable intangible assets, other than goodwill, are being amortized on a straight-line basis over 4 to 10 years. Goodwill has been amortized based on a 15 year life from May 11, 2001 through December 31, 2001. Effective January 1, 2002, in accordance with the provisions of Financial Accounting Standards Board Opinion No. 142, the Company ceased amortization of goodwill and will review goodwill at least annually for impairment. See Note 1 of notes to the consolidated financial statements.

           On July 29, 2002 the Company purchased a building in San Diego, CA for approximately $2.5 million. The Company moved its domestic research and development operations to this facility in December 2002 after making approximately $.7 million in improvements to the facility.

            During 2001 the Chairman of the Board passed away. Under the terms of his employment agreement dated October 29, 1997, the Company is obligated to pay his Estate the balance due on his employment agreement which approximates $895,000 (of which $195,000 was expensed in prior years) through December 31, 2003 plus health insurance benefits. In addition, the Board of Directors unanimously agreed to modify the terms of certain options held by the late Chairman's Estate. This resulted in a non-cash compensation charge of $533,000 for the year ended December 31, 2001.

         On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2002 the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

         During 2002, the Company's cash and cash equivalents decreased by approximately $10.3 million, reflecting approximately $6.5 million in purchases of plant and equipment, $6.5 million for the payment for acquisitions, approximately $1.6 million in dividends and $8.8 million in purchases of marketable securities, offset, in part, by approximately $5.0 million provided by operating activities, $6.1 million from the sale of marketable securities and $1.9 million from the exercise of stock options.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 55.0% and 55.2% of the Company's total assets at December 31, 2002 and 2001, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 8.1 to 1 and 7.2 to 1 at December 31, 2002 and 2001, respectively.

         At December 31, 2002, the Company was obligated under non-cancelable operating leases, purchase commitments for raw materials and capital commitments as follows:


                Years Ending                       Purchase           Capital
                December 31,       Leases        Commitments        Commitments
                ------------       ------        -----------        -----------

                    2003         $   567,000      $  801,000         $  412,000
                    2004             327,000              --                 --
                    2005             203,000              --                 --
                    2006              87,000              --                 --
                    2007                  --              --                 --
                                 -----------      ----------         ----------
                                 $ 1,184,000      $  801,000         $  412,000
                                 ===========      ==========         ==========

         The Company is currently obligated to fund the Company's Supplemental Executive Retirement Plan ("SERP"). As of December 31, 2002 the SERP had an unfunded benefit obligation of approximately $1.9 million. See Note 8 of the Notes to Consolidated Financial Statements for further information.

Other Matters
-------------

         The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time.

         Territories of Hong Kong, Macau and The People's Republic of China
         ------------------------------------------------------------------

         The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China in the middle of 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 59% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from the expiration of such leases as well as any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

         New Financial Accounting Standards
         ----------------------------------

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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

         In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock based employee compensation and will implement the provisions of this statement during the first quarter ending March 31, 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees . This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is assessing the impact that the adoption of this interpretation will have and will implement the provisions of this statement during the first quarter ending March 31, 2003.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

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

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

         See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

                                  BEL FUSE INC

                                      INDEX

                                                                        Page
                                                                     -----------
                Financial Statements
                --------------------

                Independent Auditors' Report                                F-1

                Consolidated Balance Sheets as of December 31,
                2002 and 2001                                         F-2 - F-3

                Consolidated Statements of Operations for Each
                of the Three Years in the Period Ended
                December 31, 2002                                           F-4

                Consolidated Statements of Stockholders' Equity
                for Each of the Three Years in the Period
                Ended December 31, 2002                               F-5 - F-6

                Consolidated Statements of Cash Flows for Each
                of the Three Years in the Period Ended
                December 31, 2002                                     F-7 - F-9

                Notes to Consolidated Financial Statements           F-10 - F-31

                Selected Quarterly Financial Data - Years Ended
                December 31, 2002 and 2001 (Unaudited)                      F-32

         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bel Fuse Inc
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1, effective January 1, 2002, in connection with the adoption of SFAS No. 142, "Goodwill and Intangible Other Assets", the Company ceased amortization of goodwill.


Deloitte & Touche LLP

New York, New York
March 18, 2003 (March 21, 2003 as to Notes 11 and 12)

                    BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                         December 31,      December 31,
                                                                             2002              2001
                                                                         ------------      ------------
              ASSETS
Current Assets:
     Cash and cash equivalents                                           $ 59,002,581      $ 69,278,574
     Marketable securities                                                  4,966,275         2,342,663
     Accounts receivable - less allowance
      of $945,000 and $945,000                                             16,839,497         9,814,914
     Inventories                                                           12,384,472        13,870,822
     Prepaid expenses and other current
      assets                                                                  190,199           269,275
     Refundable income taxes                                                  681,887           826,859
     Deferred income taxes                                                    439,000           817,000
                                                                         ------------      ------------
         Total Current Assets                                              94,503,911        97,220,107
                                                                         ------------      ------------

Property, plant and equipment - net                                        37,605,195        36,353,951

Goodwill and other intangibles - net                                        7,624,729        13,653,521

Other assets (including $5.5 million of deposits
     relating to APC acquisition)                                           7,159,077           288,943
                                                                         ------------      ------------
     TOTAL ASSETS                                                        $146,892,912      $147,516,522
                                                                         ============      ============

                         BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       December 31,       December 31,
                                                                          2002                 2001
                                                                      -------------       -------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $   5,099,894       $   4,624,185
     Accrued expenses                                                     6,202,871           8,492,425
     Dividends payable                                                      412,000             405,000
                                                                      -------------       -------------
         Total Current Liabilities                                       11,714,765          13,521,610
                                                                      -------------       -------------
Deferred income taxes                                                     4,519,000           4,532,000
                                                                      -------------       -------------
         Total Liabilities                                               16,233,765          18,053,610
                                                                      -------------       -------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued                                                                --                  --
     Class A common stock, par value $.10 per share - authorized
      10,000,000 shares; outstanding
      2,676,225 and 2,664,637 shares, respectively
     (net of 1,072,770 treasury shares)                                     267,623             266,464
     Class B common stock, par value
       $.10 per share - authorized
       30,000,000 shares; outstanding 8,261,492
       and 8,105,117 shares, respectively
       (net of 3,218,310 treasury shares)                                   826,149             810,512
     Additional paid-in capital                                          13,982,688          11,674,768
     Retained earnings                                                  115,632,819         116,699,114
     Cumulative other comprehensive
      income (loss)                                                         (50,132)             12,054
                                                                      -------------       -------------
         Total Stockholders' Equity                                     130,659,147         129,462,912
                                                                      -------------       -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                       $ 146,892,912       $ 147,516,522
                                                                      =============       =============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                       ----------------------------------------------------
                                                           2002                2001               2000
                                                           ----                ----               ----
Net Sales                                              $  95,527,892      $  96,044,817       $ 145,226,811
                                                       -------------      -------------       -------------

Costs and expenses:
     Cost of sales                                        72,420,220         89,603,327          88,478,545
     Selling, general and administrative                  22,269,733         21,561,028          23,284,152
                                                       -------------      -------------       -------------
                                                          94,689,953        111,164,355         111,762,697
                                                       -------------      -------------       -------------

Income (loss) from operations                                837,939        (15,119,538)         33,464,114
Other income - net                                           940,058          2,410,566           3,912,347
                                                       -------------      -------------       -------------

Earnings (loss) before provision for income taxes          1,777,997        (12,708,972)         37,376,461
Income tax provision (benefit)                             1,199,000           (547,000)          5,159,000
                                                       -------------      -------------       -------------

Net earnings (loss)                                    $     578,997      $ (12,161,972)      $  32,217,461
                                                       =============      =============       =============

Earnings (loss) per common share - basic               $        0.05      $       (1.13)      $        3.04
                                                       =============      =============       =============

Earnings (loss) per common share - diluted             $        0.05      $       (1.13)      $        2.94
                                                       =============      =============       =============

Weighted average number of
 common shares outstanding - basic                        10,907,371         10,715,921          10,582,916
                                                       =============      =============       =============
Weighted average number of
 common shares outstanding - diluted                      11,085,934         10,715,921          10,953,540
                                                       =============      =============       =============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Cumulative
                                                                                      Other
                                                       Compre-                       Compre-       Class A    Class B     Additional
                                                       hensive        Retained       hensive        Common     Common      Paid-In
                                       Total        Income (loss)     Earnings    Income (loss)     Stock      Stock       Capital
                                    -------------   -------------     --------    -------------   ---------   ---------   ---------
Balance, January 1, 2000            $ 110,253,937                   $ 99,839,765    $  548,268    $ 263,220   $ 791,031  $8,811,653
Exercise of stock
  options                                 962,516                                                     1,463      10,708     950,345
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options                 438,000                                                                           438,000
Cash dividends on Class B
  common stock                         (1,586,650)                    (1,586,650)
Currency translation
  adjustment                               26,607   $     26,607                        26,607
Purchase and retirement of
  common stock                           (807,805)                                                               (2,360)   (805,445)
Issuance of stock warrants
  for consulting services                  25,000                                                                            25,000
Decrease in marketable
  securities-net of taxes                (512,986)      (512,986)                     (512,986)
Net income                             32,217,461     32,217,461      32,217,461
                                                    ------------
      Comprehensive Income                          $ 31,731,082
                                                    ============
                                    -------------                   ------------    ----------    ---------   ---------  ----------
Balance, December 31, 2000            141,016,080                    130,470,576        61,889      264,683     799,379   9,419,553
Exercise of stock
  options                               1,328,129                                                     1,781      11,133   1,315,215
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options                 382,000                                                                           382,000
Cash dividends on Class B
  common stock                         (1,609,490)                    (1,609,490)
Modifications of terms of
  stock option                            533,000                                                                           533,000
Currency translation
  adjustment                                3,165   $      3,165                         3,165
Issuance of common stock warrants
  for consulting services                  25,000                                                                            25,000
Decrease in marketable
  securities-net of taxes                 (53,000)       (53,000)                      (53,000)
Net loss                              (12,161,972)   (12,161,972)    (12,161,972)
                                                    ------------
      Comprehensive loss                            $(12,211,807)
                                                    ============
                                    -------------                   ------------    ----------    ---------   ---------  -----------
Balance, December 31, 2001            129,462,912                    116,699,114        12,054      266,464     810,512  11,674,768

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                   Cumulative
                                                                                      Other
                                                       Compre-                       Compre-       Class A    Class B     Additional
                                                       hensive        Retained       hensive        Common     Common      Paid-In
                                       Total        Income (loss)     Earnings    Income (loss)     Stock      Stock       Capital
                                    -------------   -------------     --------    -------------   ---------   ---------   ---------
Balance, December 31, 2001            129,462,912                    116,699,114        12,054      266,464     810,512   11,674,768
Exercise of stock
  options                               1,872,716                                                     1,159      15,637    1,855,920
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options                 452,000                                                                            452,000
Cash dividends on Class B
  common stock                         (1,645,292)                    (1,645,292)
Currency translation
  adjustment                              (19,186)  $    (19,186)                      (19,186)
Decrease in marketable
  securities-net of taxes                 (43,000)       (43,000)                      (43,000)

Net income                                578,997        578,997         578,997
                                                    ------------
      Comprehensive income                          $    516,811
                                                    ============
                                    -------------                   ------------    ----------    ---------   ---------  -----------
Balance, December 31, 2002          $ 130,659,147                   $115,632,819    $  (50,132)   $ 267,623   $ 826,149  $13,982,688
                                    =============                   ============    ==========    =========   =========  ===========

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                 --------------------------------------------------
                                                     2002               2001               2000
                                                 ------------       ------------       -----------
Cash flows from operating activities:
     Net income (loss)                           $    578,997       $(12,161,972)      $ 32,217,461
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
     Depreciation and amortization                  5,998,426          7,784,577          5,931,755
     Goodwill impairment                            5,200,000                 --                 --
     Inventory write-off                                   --         14,586,000                 --
     Loss on write-off/sale of fixed assets             8,614          3,957,267                 --
     Restructuring charges                                 --          1,056,000                 --
     Other                                            452,000            941,575            493,269
     Deferred income taxes                            405,000         (2,592,000)         1,783,000
     Gain on sale  of marketable securities                --                 --         (1,081,437)
     Changes in operating assets
      and liabilities                              (7,552,738)         7,400,734           (941,946)
                                                 ------------       ------------       ------------
        Net Cash Provided by
         Operating Activities                       5,090,299         20,972,181         38,402,102
                                                 ------------       ------------       ------------

Cash flows from investing activities:
     Purchase of property, plant
      and equipment                                (6,477,313)        (5,975,441)        (8,127,595)
     Purchase of marketable
      securities                                   (8,824,630)        (5,864,808)          (773,253)
     Deposit on APC acquisition                    (5,500,000)                --                 --
     Cost of acquisitions - net of
       cash acquired                                  (61,411)        (5,943,046)                --
     Deferred acquisition costs related to
        Insilco                                      (947,121)                --                 --
     Proceeds from sale of
      marketable securities                         6,131,796          3,663,213          3,024,432
     Proceeds from sale of
      equipment                                        48,964             89,164                865
                                                 ------------       ------------       ------------
         Net Cash Used in
            Investing Activities                  (15,629,715)       (14,030,918)        (5,875,551)
                                                 ------------       ------------       ------------

                See notes to consolidated financial statements.

                  BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                             Year Ended December 31,
                                               ----------------------------------------------------
                                                   2002               2001                2000
                                               ------------       ------------       --------------
Cash flows from financing activities:
     Repurchase of common stock                          --                 --           (807,805)
     Loan repayments                                 29,000             29,000            104,000
     Proceeds from exercise of
      stock options                               1,872,716          1,328,129            962,516
     Dividends paid to common
      shareholders                               (1,638,293)        (1,606,851)        (1,580,858)
                                               ------------       ------------       ------------
        Net Cash Provided By (Used In)
          Financing Activities                      263,423           (249,722)        (1,322,147)
                                               ------------       ------------       ------------

Net Increase (decrease) in
     Cash and Cash Equivalents                  (10,275,993)         6,691,541         31,204,404
Cash and Cash Equivalents
  - beginning of year                            69,278,574         62,587,033         31,382,629
                                               ------------       ------------       ------------
Cash and Cash Equivalents
  - end of year                                $ 59,002,581       $ 69,278,574       $ 62,587,033
                                               ============       ============       ============

 Changes in operating assets
   and liabilities consist of:
     (Increase) decrease in accounts
       receivable                              $ (7,024,583)      $ 15,351,628       $ (6,377,235)
     (Increase) decrease in inventories           1,486,350          1,863,260         (6,048,952)
     (Increase) decrease in prepaid
      expenses and other
      current assets                                 50,076             73,287            (87,300)
     (Increase) decrease in prepaid taxes           144,972           (826,859)                --
     (Increase) decrease in other assets           (423,134)            29,409             54,123
     Increase (decrease) in
      accounts payable                              475,709         (8,446,636)         8,662,384
     (Decrease) increase in
      accrued expenses                           (2,262,128)          (643,355)         3,096,884
     Increase (decrease) in
      income taxes payable                               --                 --           (241,850)
                                               ------------       ------------       ------------
                                               $ (7,552,738)      $  7,400,734       $   (941,946)
                                               ============       ============       ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                              Year Ended December 31,
                                                    ------------------------------------------
                                                       2002            2001           2000
                                                    ----------      ----------      ----------
Supplementary information:
     Cash paid during the year for:
        Income taxes                                $  205,000      $2,421,000      $3,183,000
                                                    ==========      ==========      ==========

     Details of acquisition:
        Fair value of assets
         acquired (excluding cash of $341,954)                      $  267,789
        Intangibles                                                  5,675,257
                                                                    ----------
     Cash paid for acquisition                                      $5,943,046
                                                                    ==========

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Bel Fuse Inc. and subsidiaries (the "Company") operate in one industry segment and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. Operations are managed on a geographic basis. Sales are predominantly in North America, Western Europe and the Far East.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements
         ---------------------------
include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

         USE OF ESTIMATES - The preparation of the financial statements in
         ----------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - Cash equivalents include short-term investments in
         ----------------
U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2002 and 2001, cash equivalents approximate $41,207,000 and $50,588,000, respectively.

         MARKETABLE SECURITIES - The Company classifies its investments in
         ---------------------
equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income.

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

         INVENTORIES - Inventories are stated at the lower of weighted average
         -----------
cost or market.

         REVENUE RECOGNITION - Revenue is recognized when products are shipped
         -------------------
and title passes to customers.

         GOODWILL AND OTHER INTANGIBLES - Goodwill represents the excess of
         ------------------------------
purchase price and related costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition. Prior to January 1, 2002, goodwill has been amortized on a straight-line basis over 4 to 15 years. Amortization expense was $-0- in 2002, $792,000 in 2001, and $679,000 in 2000.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives and are no longer amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine fair market value of the Company's reporting units. In the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $5,200,000.

Other intangibles include patents and product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles are based on independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $890,000 in 2002, $1,426,000 in 2001 and $820,000 in 2000.

         The following information represents proforma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2000:

                                                                              For the year
                                                                            Ended December 31,
                                                              -------------------------------------------------
                                                                 2002             2001                2000
                                                              ----------      -------------        ------------
Reported net income (loss)                                   $   578,997      $ (12,161,972)       $ 32,217,461
    Addback:  Goodwill amortization (net of income tax)               --            653,000             550,000
                                                             -----------      --------------       ------------
Adjusted net income (loss)                                   $   578,997      $ (11,508,972)       $ 32,767,461
                                                             ===========      ==============       ============

Basic earnings (loss) per share:
Reported net income (loss)                                   $      0.05      $       (1.13)       $       3.04
    Addback: Goodwill amortization                                    --               0.06                0.05
                                                             -----------      --------------       ------------
Adjusted net income (loss)                                   $      0.05      $       (1.07)       $       3.09
                                                             ===========      ==============       ============

Diluted earnings (loss) per share:
Reported net income (loss)                                   $      0.05      $       (1.13)       $       2.94
    Addback: Goodwill amortization                                    --               0.06                0.05
                                                                                                   ------------
Adjusted net income (loss)                                   $      0.05      $       (1.07)       $       2.99
                                                             ===========      ==============       ============


         The changes in the carrying value of goodwill for the year ended December 31, 2002 are as follows:

              Balance, December 31, 2001                $ 10,019,563
              Impairment                                  (5,200,000)
                                                        ------------
              Balance, December 31, 2002                $  4,819,563
                                                        ============

         The components of other intangible assets are as follows:

                                         December 31, 2002                December 31, 2001
                                     --------------------------      --------------------------
                                   Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                       Amount       Amortization       Amount       Amortization
                                   --------------   ------------   --------------   ------------
Patents and Product Information      $1,335,000      $  486,819      $1,335,000      $  332,708

Covenants not-to-compete              2,961,411       1,004,426       2,900,000         458,334

Supply agreement                      2,660,000       2,660,000       2,660,000       2,470,000
                                     ----------      ----------      ----------      ----------

                                     $6,956,411      $4,151,245      $6,895,000      $3,261,042
                                     ==========      ==========      ==========      ==========

         Estimated amortization expense for other intangible assets for the next five years follows:

                                             Estimated
                                            Amortization
                       December 31,          Expense
                       ------------         ------------
                            2003             $  709,000
                            2004                709,000
                            2005                633,000
                            2006                486,000
                            2007                 97,000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         DEPRECIATION - Property, plant and equipment are stated at cost less
         ------------
accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings and improvements over their estimated useful lives.

         INCOME TAXES - The Company accounts for income taxes using an asset and
         ------------
liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

         Except for a portion of foreign earnings, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of dividends.

         The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment, the assumed repatriation of a portion of foreign earnings and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain foreign net operating loss carryforwards.

         STOCK - BASED COMPENSATION - The Company accounts for equity-based
         --------------------------
compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

         On July 6, 2001 the Chairman of the Board passed away. The Board of Directors unanimously agreed to modify the terms of certain options held by the late Chairman's Estate. This resulted in a non-cash compensation charge of $533,000 for the year ended December 31, 2001.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for
         -------------------------------
recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. In 2001, the Company wrote-off property and equipment with a net book value of approximately $4.1 million.

         EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common
         --------------------------------
share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 178,563, 218,212, and 370,624 for the years ended December 31, 2002, 2001 and
2000, respectively. During the year ended December 31, 2001 potential common shares outstanding were omitted from the calculation of loss per share as the effect would be antidilutive. During the years ended December 31, 2002 and 2000, there were no antidilutive options and warrants omitted from the calculation of diluted earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments,
         -----------------------------------
including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

         NEW FINANCIAL ACCOUNTING STANDARDS - In January 2001, the Company
         ----------------------------------
adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133 as amended"). SFAS 133 as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, as amended, certain contracts that were formerly not considered derivatives may now meet the definition of a derivative. Because the Company does not currently utilize derivatives, the impact of the adoption was not material to the Company's financial statements.

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

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation and will implement the provisions of this statement during the first quarter ending March 31, 2003.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is assessing the impact that the adoption of this interpretation will have and will implement the provisions of this statement during the first quarter ending March 31, 2003.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

2. ACQUISITION

         On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd. ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). The Company will be required to make contingent purchase price payments of up to approximately $7.6 million should the acquired companies reach various sales levels. During the year ended December 31, 2002, $61,000 of contingent purchase price payments were made. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's consolidated financial statements since the date of acquisition. Purchase price allocations were based on independent formal appraisals. The excess of the purchase price over net assets acquired ($2.0 million) and other identifiable intangible assets ($3.7 million) approximated $5.7 million. The identifiable intangible assets, other than goodwill, are being amortized on a straight-line basis over a period of 4 to 10 years. Goodwill has been amortized based on a 15 year life from May 11, 2001 through December 31, 2001. After January 1, 2002, in accordance with the provisions of Financial Accounting Standards Board Opinion No. 142, the Company ceased amortization of goodwill and will review goodwill at least annually for impairment.

         The following unaudited pro forma summary results of operations assumes that both Current Concepts and, E-Power had been acquired as of January 1, 2000:

                                                      Year Ended
                                                      December 31,
                                    --------------------------------------------
                                               2001                 2000
                                             --------             --------
                                    (Dollars in thousands except per share data)
Sales                                        $ 96,133             $145,929
Net income (loss)                             (13,321)              31,173
Earnings (loss) per share-diluted            $  (1.24)            $   2.85


         The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2000, nor should such information be construed as being a representation of the future results of operations of the Company.

3. MARKETABLE SECURITIES

         At December 31, 2002 and 2001 respectively, marketable securities have a cost of approximately $5,090,000 and $2,396,000, an estimated fair value of approximately $4,966,000 and $2,343,000, gross unrealized loss of approximately $124,000 and $53,000 and realized gain of approximately $1,081,000 during 2000. The realized gain in 2000 is included in other income -net.

4. INVENTORIES

         Inventories consist of the following:

                                                    December 31,
                                         ----------------------------------
                                            2002                   2001
                                         -----------            -----------
Raw materials                            $ 7,350,130            $ 9,289,702
Work in process                               53,776                 67,638
Finished goods                             4,980,566              4,513,482
                                         -----------            -----------
                                         $12,384,472            $13,870,822
                                         ===========            ===========

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                    December 31,
                                         ----------------------------------
                                            2002                   2001
                                         -----------            -----------
Land                                     $ 2,713,966            $ 1,660,466
Buildings and improvements                19,133,907             16,931,722
Machinery and equipment                   55,840,319             54,586,642
Idle property held for sale                  250,000                250,000
                                         -----------            -----------
                                          77,938,192             73,428,830
Less accumulated depreciation             40,332,997             37,074,879
                                         -----------            -----------
                                         $37,605,195            $36,353,951
                                         ===========            ===========

         Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $5,108,000, $5,521,000, and $4,425,000, respectively.

6. INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                       Years Ended December 31,
                           -----------------------------------------------
                              2002               2001             2000
                           -----------       -----------       -----------
Current:
    Federal                $   345,000       $ 1,674,000       $ 1,758,000
    Foreign                    411,000           244,000         1,367,000
    State                       38,000           127,000           251,000
                           -----------       -----------       -----------
                               794,000         2,045,000         3,376,000
                           -----------       -----------       -----------
Deferred:
    Federal and state          265,000        (1,616,000)        1,806,000
    Foreign                    140,000          (976,000)          (23,000)
                           -----------       -----------       -----------
                               405,000        (2,592,000)        1,783,000
                           -----------       -----------       -----------
                           $ 1,199,000       $  (547,000)      $ 5,159,000
                           ===========       ===========       ===========

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                         Years Ended December 31,
                                                2002                2001              2000
                                            ------------       ------------       ------------
Tax provision (benefit)
  computed at the Federal
  statutory rate of 34%                     $    604,000       $ (4,321,000)      $ 12,708,000
Increase (decrease) in
  taxes resulting from:
    Different tax rates  and permanent
      differences applicable to
      foreign operations                         366,000          3,698,000         (7,376,000)
    State taxes, net of federal
      benefit                                    163,000             84,000            166,000
Other, net                                        66,000             (8,000)          (339,000)
                                            ------------       ------------       ------------
                                            $  1,199,000       $   (547,000)      $  5,159,000
                                            ============       ============       ============

         The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                             December 31,
                                --------------------------------------------------------------------
                                             2002                                  2001
                                -------------------------------       ------------------------------
                                 Temporary                             Temporary
                                 Difference         Tax Effect         Difference        Tax Effect
                                ------------       ------------       ------------       -----------
Deferred Tax Liabilities-
  non-current:
    Depreciation                $ 13,094,000       $  1,149,000       $ 11,758,000       $  1,101,000
    Amortization                  (3,412,000)        (1,217,000)          (841,000)          (362,000)
    Unremitted earnings of
      foreign subsidiaries
      not permanently
      reinvested                  21,420,000          6,426,000         20,180,000          6,054,000
    Foreign net operating
    loss carryforward             (7,109,000)          (567,000)        (8,000,000)          (696,000)
    Other temporary
     differences                  (3,181,000)        (1,272,000)        (3,913,000)        (1,565,000)
                                ------------       ------------       ------------       ------------
                                $ 20,812,000       $  4,519,000       $ 19,184,000       $  4,532,000
                                ============       ============       ============       ============
Deferred  Tax Assets -
  current:
    Unrealized
       depreciation
      in marketable
      securities                $    123,000       $     49,000       $     50,000       $     20,000
   Reserves and
      accruals                       976,000            390,000          1,943,000            797,000
                                ------------       ------------       ------------       ------------
                                $  1,099,000       $    439,000       $  1,993,000       $    817,000
                                ============       ============       ============       ============

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

         The Company has foreign net operating loss carry-forwards of approximately $7,109,000 which expire during the years ending 2004 through 2005.

         It is management's intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. $643,000 and $1,810,000 of earnings were repatriated during 2002 and 2001, respectively. No earnings were repatriated during 2000. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $92.0 million at December 31, 2002. Estimated income taxes related to unrepatriated foreign earnings would approximate $28.0 million. Management has identified approximately $21.4 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $6.4 million have been provided on such earnings ($.4 million during 2002, $(.1) million during 2001 and $6.1 million during 2000 and prior years).

7. SEGMENTS - OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT
   SALES

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

     The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows: The amount and percentages of the Company's sales were $11,606,000 (12.1%), and $11,410,000 (11.9%) in 2002, and $20,707,000
(14.3%), $17,622,000 (12.1%) and $15,483,000 (10.2%) in 2000, respectively. No customers represented in excess of ten percent of consolidated sales in 2001. The loss of any of these customers would have a material adverse effect on the Company's results of operations, financial position and cash flows.

7. SEGMENTS - OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES (Continued)

                                        2002                 2001                2000
                                    -------------       -------------       -------------
Revenue from unrelated
  entities and country
  of Company's domicile:
        North America               $  26,227,607       $  47,257,490       $  84,389,919
        Asia/Pacific                   35,046,275          22,895,848          30,021,853
        Hong Kong                      23,586,199          13,906,574          14,292,061
        United Kingdom                    362,119           1,296,138           2,211,792
        Europe                         10,025,464          10,354,125          13,903,454
        Other                             280,228             334,642             407,732
                                    -------------       -------------       -------------
                                    $  95,527,892       $  96,044,817       $ 145,226,811
                                    =============       =============       =============

Total Revenues:
        United States               $  28,956,505       $  46,989,911       $  84,875,000
        Asia                           81,906,834          75,523,422         121,230,526
        Less intergeographic
          revenues                    (15,335,447)        (26,468,516)        (60,878,715)
                                    -------------       -------------       -------------
                                    $  95,527,892       $  96,044,817       $ 145,226,811
                                    =============       =============       =============

Income (loss) from Operations:
        United States               $     (90,470)      $  (1,877,751)      $   3,735,292
        Asia                              928,409         (13,241,787)         29,728,822
                                    -------------       -------------       -------------
                                    $     837,939       $ (15,119,538)      $  33,464,114
                                    =============       =============       =============

Identifiable Assets:
        United States               $  46,101,626       $  47,116,502       $  49,925,968
        Asia                          118,819,792         112,651,502         123,634,713
        Less intergeographic
          eliminations                (18,028,506)        (12,251,482)         (4,047,276)
                                    -------------       -------------       -------------
Total Identifiable Assets           $ 146,892,912       $ 147,516,522       $ 169,513,405
                                    =============       =============       =============

Capital Expenditures:
        United States               $   3,394,916       $   1,583,417       $   2,337,330
        Asia                            3,082,397           4,392,024           5,790,265
                                    -------------       -------------       -------------
                                    $   6,477,313       $   5,975,441       $   8,127,595
                                    =============       =============       =============

Depreciation and Amortizaion
    expense:
        United States               $     858,155       $   1,477,180       $   1,262,419
        Asia (1)                        5,140,271           6,307,397           4,669,336
                                    -------------       -------------       -------------
                                    $   5,998,426       $   7,784,577       $   5,931,755
                                    =============       =============       =============

(1) Excludes $5,200,000 of goodwill impairment in 2002.

7. SEGMENTS - OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES (Continued)

           Transfers between geographic areas include raw materials purchased in the United States which are shipped to foreign countries to be manufactured into finished products. Finished products manufactured in foreign countries are then transferred to the United States for sale. Income from operations represents gross profit less operating expenses.

           Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

           The territory of Hong Kong became a Special Administrative Region ("SAR") of the People's Republic of China in the middle of 1997. The territory of Macau became a SAR of the People's Republic of China at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 59% of its identifiable assets are located in The People's Republic of China and its SARs of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S., could have a material adverse effect on the Company.

           The Company's research and development facilities are located in California, Indiana, Massachusetts, Hong Kong and China. Research and development costs, which are expensed as incurred, amounted to $6,174,000 in 2002, $4,967,000 in 2001, and $6,229,000 in 2000. The Company plans to close its
Indiana facility by June 30, 2003 and closed its Texas facility during the fourth quarter of 2002. The Company purchased property in San Diego, California where its research and development facility is located.

8. RETIREMENT FUND AND PROFIT SHARING PLAN

         The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the years ended December 31, 2002, 2001, and 2000 amounted to approximately $207,000, $216,000, and $261,000, respectively. As of December 31, 2002, the plans owned 27,730 and 130,631 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

         The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the years ended December 31, 2002, 2001, and 2000 amounted to approximately $604,000, $665,000, and $518,000, respectively. As of December 31, 2002, the plan owned 3,323 and 16,842 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

           During 2002, the Company established a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits to certain officers and other select employees of the Company. The benefits are unfunded and limited to a maximum of 40% of monthly average compensation.

         The following provides a reconciliation of benefit obligations, funded status of the SERP as well as a summary of significant assumptions:

December 31,                                                           2002
--------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                            $         --
Service cost                                                             80,153
Interest cost                                                            63,801
Plan amendments                                                       1,760,028
--------------------------------------------------------------------------------
Benefit obligations at end of year                                 $  1,903,982
--------------------------------------------------------------------------------

Funded status of plan:
Under funded status                                                $ (1,903,982)
Unrecognized prior service costs                                      1,707,473
--------------------------------------------------------------------------------
Accrued pension cost                                               $   (196,509)
--------------------------------------------------------------------------------

Balance sheet amounts:
Accrued benefit liability                                          $  1,143,482
Intangible asset                                                        946,973
--------------------------------------------------------------------------------

The components of SERP expense are as follows:

December 31,                                                           2002
--------------------------------------------------------------------------------

Service cost                                                       $     80,153
Interest cost                                                            63,801
Amortization of adjustments                                              52,556
--------------------------------------------------------------------------------
Total SERP expense                                                 $    196,510
--------------------------------------------------------------------------------

Assumption percentages:
Discount rate                                                              6.50%
Rate of compensation increase                                              4.00%
--------------------------------------------------------------------------------

9. STOCK OPTION PLAN

         The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           December 31,
                                       ---------------------------------------------------
                                           2002               2001               2000
                                       ------------       -------------       ------------
Net earnings (loss) - as reported      $    578,997       $ (12,161,972)      $ 32,217,461
Net earnings (loss)- pro forma         $ (1,576,938)      $ (14,416,817)      $ 30,576,995
Earnings (loss) per share -
   basic-as reported                   $       0.05       $       (1.13)      $       3.04
Earnings (loss) per share -
   basic-pro forma                     $      (0.15)      $       (1.35)      $       2.89
Earnings (loss) per share -
  diluted-as reported                  $       0.05       $       (1.13)      $       2.94
Earnings (loss) per share -
  diluted-pro forma                    $      (0.15)      $       (1.35)      $       2.79

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividends yield of .9%, .7%, and .8%, expected volatility of 76% in 2000 for Class A, and 54%, 41% and 85% for Class B; risk-free interest rate of 3%, 5% and 5%, and expected lives of 5 years.

         Information regarding the Company's Plan for 2002, 2001, and 2000 is as follows:

                                      2002                                   2001                              2000
                           ------------------------------       ----------------------------      ------------------------------
                                                Weighted-                          Weighted-                           Weighted-
                                                 Average                            Average                             Average
                                                 Exercise                           Exercise                           Exercise
                                Shares            Price             Shares           Price            Shares             Price
                           ---------------      ---------       ---------------    ----------     ---------------      ---------
Options out-
  standing, begin-
  ning of year                  878,115         $  17.44           822,429           $ 13.07          568,137           $   9.03
Options exercised              (167,963)        $  11.15          (129,143)          $ 10.27         (121,708)          $   7.91
Options granted                  78,000         $  20.92           213,100           $ 29.50          376,000           $  17.34
Options cancelled               (30,914)        $  16.58           (28,271)          $ 14.05               --           $     --
                               --------                           --------                           ---------
Options out-
  standing, end
  of year                       757,238         $  19.23           878,115           $ 17.44          822,429           $  13.07
                               ========                           ========                           ========
Options price
  range at end
  of year                  $5.75 to $29.50                      $5.75 to $29.50                   $5.75 to $19.00
Options price
  range for
  exercised
  shares                   $5.75 to $18.70                      $5.75 to $17.00                   $5.75 to $15.44
Options available
  for grant at end
  of year                     1,105,000                            152,000                            337,000

Weighted-
  average fair
  value of options
  granted during
  the year                     $   9.75                           $  12.16                           $   9.28

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                                     Weighted-
                     Number Out-      Average     Weighted        Number        Weighted-
   Range of          standing at     Remaining     Average    Exercisable at     Average
   Exercise         December 31,    Contractual   Exercise     December 31,      Exercise
    Prices              2002           Life        Price          2002           Price
-----------------   ------------    -----------   ---------   --------------    ----------
 $5.75 to $7.00       111,938             --        $  6.13       111,938         $  6.13
$15.38 to $15.44       57,000         1 year        $ 15.41        32,500         $ 15.41
$17.00 to $19.00      301,200         2 years       $ 17.25       145,693         $ 17.32
    $29.50            209,100         3 years       $ 29.50        37,275         $ 29.50
$19.56 to $22.25       78,000         4 years       $ 20.92            --         $    --
                      -------                                     -------
                      757,238                                     327,406
                      =======                                     =======

10. COMMON STOCK

         During 2000 the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company's outstanding common shares. As of December 31, 2002, the Company purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

11. COMMITMENTS AND CONTINGENCIES

           Leases
           ------

         The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

         Future minimum lease payments for operating leases are approximately as follows:

         Years Ending
         December 31,
         ------------
             2003                          $   567,000
             2004                              327,000
             2005                              203,000
             2006                               87,000
             2007                                   --
                                           -----------
                                           $ 1,184,000
                                           ===========

         Rental expense was approximately $863,000, $830,000, and $670,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

         Credit Facilities
         -----------------

         The Company has two domestic lines of credit amounting to $11,000,000 which were unused at December 31, 2002. An unsecured $1 million line of credit is renewable annually. The $10 million line of credit expires on March 21, 2006. Borrowings under the $10 million line of credit are secured by the first priority interest in and a lien on all personal property of Bel Fuse Inc and its subsidiaries.

         On March 21, 2003 the Company negotiated an additional $10 million secured term loan. The term loan was used to finance the Company's acquisition of the Passive Components division of Insilco Holdings Company, Inc. The $10 million term will fully amortize in 20 equal quarterly installments of principal with a final maturity of March 21, 2008. Interest at 3.75% is payable monthly. The term loan is guaranteed by Bel Fuse Inc and its domestic subsidiaries. The term loan is collateralized with a first priority security interest in and lien on 65% of all of the issued and outstanding shares of the capital stock of the foreign subsidiaries of Bel Fuse Inc. and all other personal property at Bel Fuse Inc (Note 12).

         The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2002. The line of credit expires December 31, 2003. Borrowing on the line of credit is guaranteed by the U.S. parent.

         Facilities
         ----------

         On July 29, 2002, the Company purchased a building in San Diego, CA for approximately $2.5 million. The Company moved its domestic research and development operations to this facility in December 2002 after making approximately $.7 million in improvements to the facility. As of December 31, 2002, there are no outstanding liabilities in connection with this project.

         Legal Proceedings
         -----------------

a) The Company commenced an arbitration proceeding before the American Arbitration Association against Lucent Technologies, Inc. in or about December 2000. The arbitration arises out of an Agreement for the Purchase and Sale of Assets, dated October 2, 1998 (the "Asset Purchase Agreement"), among Bel Fuse Inc., Lucent Technologies, Inc. and Lucent Technologies Maquiladores, Inc., and a related Global Procurement Agreement, dated October 2, 1998 (the "Supply Agreement"), between Lucent Technologies, Inc., as Buyer, and Bel Fuse Inc., as Supplier. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of Lucent's signal transformer business. Pursuant to the Supply Agreement, Lucent agreed that except for limited instances where Lucent was obligated to purchase product elsewhere, for a term of 3 1/2 years, Lucent would be obligated, on an as required basis, to purchase from the Company all of Lucent's requirements for signal transformer products. The Supply Agreement also provided that the Company would be given the opportunity to furnish quotations for the sale of other products.

         The Company is seeking monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against Lucent and substantial and meritorious defenses to Lucent's counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the Company's consolidated financial statements.

c) The Company has received a letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent. The Company believes that none of its products are covered by this particular patent.

12. SUBSEQUENT EVENTS

         On December 15, 2002 the Company entered into a definitive agreement with Insilco Technologies, Inc. ("Insilco") for the purchase by the Company of certain assets, subject to certain liabilities, and common shares of entities comprising Insilco's passive component group for $35 million in cash plus the assumption of certain liabilities. On March 10, 2003 the Bankruptcy Court entered an order approving this agreement. This approval order authorizes Insilco to consummate the sale of assets and common shares of various entities of Insilco to the Company, subject to certain assumed liabilities and free and clear of all encumbrances on Insilco's U.S. operations. The Company closed on this acquisition on March 21, 2003. The Company financed the acquisition with a $10 million term loan (Note 11).

         On January 2, 2003 the Company entered into an asset purchase agreement with Advanced Power Components PLC ("APC") to purchase the communications products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent purchase price payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004.

         The transactions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco will be included in the Company's financial statements from March 21, 2003 and the results of operations of APC will be included the Company's financial statements from January 2, 2003.

                   CONDENSED SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                          Quarter Ended                                             Total Year
                         --------------------------------------------------------------------         Ended
                           March 31,          June 30,        September 30,      December 31,      December 31,
                             2002              2002                2002            2002 (1)            2002
                         ------------       ------------      -------------     ------------       ------------
Net sales                $ 16,514,002       $ 24,726,829      $ 27,401,089      $ 26,885,972       $ 95,527,892
Gross profit (loss)         2,153,379          6,180,774         6,254,195         8,519,324         23,107,672
Net earnings (loss)        (1,820,576)         1,292,880         1,746,160          (639,467)           578,997
Earnings (loss)
  per share
  - basic (2)            $      (0.17)      $       0.12      $       0.16      $      (0.06)      $       0.05
Earnings (loss)
  per share -
  diluted (2)            $      (0.17)      $       0.12      $       0.16      $      (0.06)      $       0.05
                                                  Quarter Ended                                       Total Year
                         -------------------------------------------------------------------            Ended
                           March 31,          June 30,        September 30,      December 31,        December 31,
                             2001             2001 (4)            2001             2001 (3)              2001
                         ------------       ------------      ------------       ------------       -------------
Net sales                $ 33,703,785      $ 22,076,118       $ 23,291,790       $ 16,973,124       $ 96,044,817
Gross profit               13,432,220        (7,310,879)         4,350,224         (4,030,075)         6,441,490
Net earnings                7,576,682       (11,110,114)          (400,294)        (8,228,246)       (12,161,972)
Earnings
  per share
  - basic (2)            $       0.72      $      (1.04)      $      (0.04)      $      (0.77)      $      (1.13)
Earnings
  per share -
  diluted (2)            $       0.68      $      (1.04)      $      (0.04)      $      (0.77)      $      (1.17)

(1) During the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $5,200,000 and reversed $1,900,000 of purchase commitment accruals which were settled on a favorable basis. Such accruals were established during the second quarter of 2001. (See note 4 below)
(2) Quarterly amounts of earnings per share may not agree to the total for the year due to the use of potential common shares outstanding in computing diluted earnings per common share during the first quarter of 2001 and omitting potential common shares outstanding in computing loss per common share for the year ended 2001, as those shares would be antidilutive.
(3) During the fourth quarter of 2001, management concluded that $700,000 of accruals, recorded in the fourth quarter of 2000, were no longer required. Such accruals, which related to its Far East operations, were reversed in the fourth quarter of 2001.
(4) Includes a $14,600,00 charge consisting of inventory write-offs and estimated losses on non-cancellable purchase commitments.

Item 9. Changes in and Disagreements with Accountants
        ---------------------------------------------
        on Accounting and Financial Disclosure
        --------------------------------------

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. EXECUTIVE COMPENSATION

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14. CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and vice - president of finance have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

                                                                       Page
                                                                       ----
(a)       Financial Statements

      1. Financial statements filed as a part of this Annual Report on Form 10-K:

          Independent Auditors' Report                                     F-1

          Consolidated Balance Sheets as of December 31,
          2002 and 2001                                              F-2 - F-3

          Consolidated Statements of Operations for Each
          of the Three Years in the Period Ended
          December 31, 2002                                                F-4

          Consolidated Statements of Stockholders' Equity
          for Each of the Three Years in the Period
          Ended December 31, 2002                                    F-5 - F-6

          Consolidated Statements of Cash Flows for Each
          of the Three Years in the Period Ended
          December 31, 2002                                          F-7 - F-9

          Notes to Consolidated Financial
          Statements                                                F-10 - F-31

          Selected Quarterly Financial Data - Years Ended
          December 31, 2002 and 2001 (Unaudited)                           F-32

      2. Financial statement schedules filed as part of this report:

          Schedule II:  Valuation and Qualifying Accounts                   S-1

          All other schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the three month period ended December 31, 2002.

(c) Exhibits

3.1 Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

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

10.4 Stock Option Plan. Incorporated by reference to Exhibit 28.1 of the Company's Registration Statement on Form S-8 (Registration No.333-89376) filed with the Securities and Exchange Commission on May 29,2002.

10.5 Employment agreement between Elliot Bernstein and Bel Fuse Inc. dated October 29, 1997. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.6 Stock and Asset Purchase Agreement among Bel Fuse Ltd, Bel Fuse Macau, L.P.A., Bel Connector, Inc. and Bel Transformer, Inc. and Insilco Technologies, Inc. and certain of its subsidiaries, dated as of December 31, 2002, as amended by Amendment No. 1, dated as of March 21, 2003, to Stock and Asset Purchase Agreement, among Bel Fuse Inc., Bel Fuse Ltd., Bel Fuse Macau, L.D.A., Bel Connector Inc. and Bel Transformer Inc. and Insilco Technologies, Inc. and Certain of its Subsidiaries.

10.7 Amended and Restated Credit and Guarantee Agreement, dated as of March 21, 2003, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and The Bank of New York, as Lender.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.:

11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

22.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Auditors.

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            BEL FUSE INC.

                            BY: /s/ Daniel Bernstein
                                ------------------------------------------------
                                    Daniel Bernstein, President, Chief Executive
                                    Officer and Director

                                /s/ Colin Dunn
                                ------------------------------------------------
                                    Colin Dunn, Vice - President of Finance

Dated: March 21, 2003

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

Signature                                Title                        Date
---------                                -----                        ----

/s/ Daniel Bernstein           President, Chief                   March 21, 2003
--------------------           Executive Officer and
Daniel Bernstein               Director


/s/ Howard B. Bernstein        Director                           March 21, 2003
-----------------------
Howard B. Bernstein

/s/ Robert H. Simandl          Director                           March 21, 2003
-----------------------
Robert H. Simandl

/s/ Peter Gilbert              Director                           March 21, 2003
-----------------------
Peter Gilbert

/s/ John Tweedy                Director                           March 21, 2003
-----------------------
John Tweedy

/s/ John Johnson               Director                           March 21, 2003
-----------------------
John Johnson

I, Daniel Bernstein, certify that

1. I have reviewed this annual report on Form 10-K of Bel Fuse Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                             By: /s/ Daniel Bernstein
                                                 -------------------------------
                                                 Daniel Bernstein, President and
                                                 Chief Executive Officer

I, Colin Dunn, certify that

1. I have reviewed this annual report on Form 10-K of Bel Fuse Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                 By: /s/ Colin Dunn
                                                     --------------------------
                                                     Colin Dunn, Vice President
                                                       of Finance

                         BEL FUSE INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A              Column B          Column C          Column D        Column E             Column F
             --------              --------          --------          --------        --------             --------
                                                                      Additions
                                  ------------------------------------------------------------------------------------

                                                     Charged           Charged
                                  Balance at         to profit         to other                              Balance
                                   beginning         and loss         accounts        Deductions            at close
            Description            of period         or income        (describe)      (describe)            of period
----------------------------      ----------       ------------      ------------     -----------          -----------
Year ended December 31, 2002
  Allowance for doubtful
    accounts                      $  945,000       $                 $        --      $                    $  945,000
                                  ==========       ===========       ===========      ===========          ==========
  Allowance for excess and
    obsolete inventory            $2,988,000       $ 2,622,000       $        --(a)   $ 2,474,000          $3,136,000
                                  ==========       ===========       ===========      ===========          ==========
Year ended December 31, 2001
  Allowance for doubtful
    accounts                      $  945,000       $        --       $        --      $        --          $  945,000
                                  ==========       ===========                        ===========          ==========
  Allowance for excess and
    obsolete inventory            $2,847,000       $14,814,000       $        --(a)   $14,673,000          $2,988,000
                                  ==========       ===========       ===========      ===========          ==========

Year ended December 31, 2000
  Allowances for doubtful
    accounts                      $  661,000       $ 1,454,000       $        --(a)   $ 1,170,000          $  945,000
                                  ==========       ===========                        ===========          ==========
  Allowance for excess and
    obsolete inventory            $1,542,000       $ 1,644,000       $        --(a)   $   339,000          $2,847,000
                                  ==========       ===========       ===========      ===========          ==========