Form 10-Q
period 2003-03-31
BEL FUSE INC /NJ
filed 2003-05-12
CIK 729580

..                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   --------------------

         Commission file number:    0-11676

                                  BEL FUSE INC.
             (Exact name of registrant as specified in its charter)

                   New Jersey                              22-1463699
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                              206 Van Vorst Street
                          Jersey City, New Jersey 07302
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 432-0463
              (Registrant's telephone number, including area code)

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
Yes  X            No
    ---              ------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act) Yes  X    No
                                                   ---      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At May 1, 2003, there were 2,676,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,277,242 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX


                                                             Page Number
                                                             -----------


Part I.    Financial Information

 Item 1.   Financial Statements                                     1

            Consolidated Balance Sheets as of
            March 31, 2003 (unaudited) and
            December 31, 2002                                    2 - 3

            Consolidated Statements of
            Operations for the Three Months
            Ended March 31, 2003
            and 2002 (unaudited)                                    4

            Consolidated Statements of
            Cash Flows for the Three
            Months Ended March 31,
            2003 and 2002 (unaudited)                            5 -6

            Notes to Consolidated Financial
            Statements (unaudited)                              7 - 12

 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       13 - 21

 Item 3.    Quantitative and Qualitative
            Disclosures About Market Risk                          21

 Item 4.    Controls and Procedures                                21

Part II.    Other Information

 Item 1.    Legal Proceedings                                      22


 Item 6.    Exhibits and Reports on Form 8-K                       22

Signatures                                                         24

PART I.  Financial Information

         Item 1.  Financial Statements
                  --------------------

                  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       BEL FUSE INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                                 March 31,             December 31,
                                                                   2003                     2002
                                                               ------------            ------------
                                                               (Unaudited)


Current Assets:
    Cash and cash equivalents                                  $ 41,649,640            $ 59,002,581
    Marketable securities                                            61,400               4,966,275
    Accounts receivable, less allowance
     for doubtful accounts of $3,160,000 and $945,000            28,021,049              16,839,497
    Inventories                                                  31,750,113              12,384,472
    Prepaid expenses and other current
     assets                                                       2,455,330                 190,199
    Refundable income taxes                                       1,245,597                 681,887
    Deferred income taxes                                           517,000                 439,000
                                                               ------------            ------------

     Total Current Assets                                       105,700,129              94,503,911
                                                               ------------            ------------

Property, plant and equipment - net                              48,081,505              37,605,195

Intangible assets-net                                             4,823,107               2,805,166

Goodwill                                                          6,818,324               4,819,563

Other assets (including $5.5 million of deposits
    relating to the APC acquisition at December 31, 2002)           898,528               7,159,077
                                                               ------------            ------------

     TOTAL ASSETS                                              $166,321,593            $146,892,912
                                                               ============            ============


                 See notes to consolidated financial statements.

                   BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           March 31,                December 31,
                                                              2003                      2002
                                                         -------------              -------------
                                                           (Unaudited)

Current Liabilities:
    Current portion of long-term debt                    $   2,000,000              $          --
    Accounts payable                                         7,934,932                  5,099,894
    Accrued expenses                                        10,637,797                  6,202,871
    Dividends payable                                          412,000                    412,000
                                                         -------------              -------------

           Total Current Liabilities                        20,984,729                 11,714,765
                                                         -------------              -------------

Long-term Liabilities:
    Long-term debt - less current portion above              8,000,000                         --
    Deferred income taxes                                    5,176,000                  4,519,000
                                                         -------------              -------------
            Long-term Liabilities                           13,176,000                  4,519,000
                                                         -------------              -------------
     Total Liabilities                                      34,160,729                 16,233,765
                                                         -------------              -------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, no par value -
      authorized 1,000,000 shares;
      none issued                                                                              --
    Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding
        2,676,225 shares
      (net of 1,072,770 treasury shares)                       267,623                    267,623
    Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding
    8,275,492 and 8,261,492 shares
      (net of 3,218,310 treasury shares)                       827,549                    826,149
    Additional paid-in capital                              14,121,236                 13,982,688
    Retained earnings                                      117,001,103                115,632,819
    Cumulative other comprehensive
     (loss)                                                    (56,647)                   (50,132)
                                                         -------------              -------------

     Total Stockholders' Equity                            132,160,864                130,659,147
                                                         -------------              -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                             $ 166,321,593              $ 146,892,912
                                                         =============              =============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                        ----------------------------------------
                                                            2003                        2002
                                                        ------------                ------------

Sales                                                   $ 24,947,359                $ 16,514,002
                                                        ------------                ------------

Costs and Expenses:

    Cost of sales                                         17,967,201                  14,360,623
    Selling, general and
     administrative expenses                               4,847,054                   4,094,154
                                                        ------------                ------------
                                                          22,814,255                  18,454,777
                                                        ------------                ------------

Income (loss) from operations                              2,133,104                  (1,940,775)

Interest expense                                             (10,417)                         --

Other income                                                 126,597                     252,199
                                                        ------------                ------------

Earnings (loss) before income tax provision                2,249,284                  (1,688,576)

Income tax provision                                         469,000                     132,000
                                                        ------------                ------------

Net earnings (loss)                                     $  1,780,284                $ (1,820,576)
                                                        ============                ============

Basic earnings (loss) per common share                  $       0.16                $      (0.17)
                                                        ============                ============

Diluted earnings (loss) per common share                $       0.16                $      (0.17)
                                                        ============                ============

Weighted average number of
 common shares outstanding-basic                          10,945,417                  10,846,614
                                                        ============                ============
Weighted average number of
 common shares outstanding and
 potential common shares - diluted                        11,071,875                  10,846,614
                                                        ============                ============



                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                        Three Months Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                 2003                       2002
                                                             ------------               ------------

Cash flows from operating activities:
     Net income (loss)                                       $  1,780,284               $ (1,820,576)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                              1,494,570                  1,616,275
     Deferred income taxes                                        312,000                    (95,000)
     Other                                                             --                     80,000
     Changes in operating assets and
      liabilities net of acquisitions                           1,143,947                   (713,467)
                                                             ------------               ------------
       Net Cash Provided by (used in)
        Operating Activities                                    4,730,801                   (932,768)
                                                             ------------               ------------

Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                                      (676,512)                  (547,599)
 Payment for acquisitions - net of cash acquired              (36,047,303)                        --
 Proceeds from sale of marketable
  securities                                                    4,904,875                  2,200,000
 Purchase of marketable securities                                     --                 (2,207,376)
                                                             ------------               ------------
      Net Cash Used in Investing Activities                   (31,818,940)                  (554,975)
                                                             ------------               ------------

Cash flows from financing activities:
Proceeds from borrowings                                       10,000,000                         --
 Loan repayments                                                    7,250                      7,250
 Proceeds from exercise of stock options                          139,948                  1,485,620
 Dividends paid to common shareholders                           (412,000)                  (405,000)
                                                             ------------               ------------

     Net Cash Provided by
      Financing Activities                                      9,735,198                  1,087,870
                                                             ------------               ------------

Net decrease in Cash                                          (17,352,941)                  (399,873)
Cash and Cash Equivalents -
 beginning of period                                           59,002,581                 69,278,574
                                                             ------------               ------------

Cash and Cash Equivalents -
 end of period                                               $ 41,649,640               $ 68,878,701
                                                             ============               ============



                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)



                                                                           Three Months Ended
                                                                               March 31,
                                                                      2003                     2002
                                                                  ------------             ------------

Changes in operating assets and liabilities consist of:
    Decrease (increase) in accounts
     receivable                                                   $  3,180,866             $   (402,833)
    Increase in inventories                                         (2,090,807)                (526,964)
    Increase in prepaid expenses and
      other current assets                                          (1,211,131)                (261,642)
    Increase (decrease) in refundable income taxes                     169,290                  (14,421)
    Decrease in other assets                                            73,178                   16,998
    Increase in accounts payable                                       255,185                  369,658
    Increase in accrued expenses                                       767,366                  105,737
                                                                  ------------             ------------

                                                                  $  1,143,947             $   (713,467)
                                                                  ============             ============

Supplementary information:
Cash paid during the period for:
    Interest                                                      $         --             $         --
                                                                  ============             ============
    Income taxes                                                  $         --             $    135,000
                                                                  ============             ============

Supplemental disclosure of noncash investing activities:
    Fair value of assets acquired (excluding cash
        of $2,442,000)                                            $ 38,285,587
    Intangibles                                                      4,208,837
    Less: Cash on deposit previous year                             (6,447,121)
                                                                  ------------
                            Net cash paid                         $ 36,047,303
                                                                  ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

             The consolidated balance sheet as of March 31, 2003, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2002 was derived from audited financial statements.

2.       Acquisitions

         On March 22, 2003 the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") passive component group for $38.7 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations, which have been initially estimated by management, will be adjusted on independent formal appraisals. Management has estimated that approximately $2.3 million of identifiable intangible assets arose from the transaction and will be amortized on a straight line basis over a period of five years.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. Purchase price allocations, which have been initially estimated by management, will be adjusted on independent formal appraisals. Management has estimated that the excess of the purchase price over net assets acquired, of approximately $2.0 million, will be allocated to goodwill.

         These transactions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

         The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2002 (in thousands):

                                               Three Months Ended
                                                     March 31,
                                            ---------------------------
                                              2003               2002
                                            --------           --------

Sales                                       $ 40,660           $ 33,507
Net income (loss)                              2,641             (4,475)
Earnings per share - diluted                    0.24              (0.41)

         The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as being a representation of the future results of operations of the Company.

3.       Goodwill and Other Intangibles

         Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over 4 to 15 years.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine fair market value of the Company's reporting units.

         Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles are based on independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $192,000 and $223,000 for the three months ended March 31, 2003 and 2002, respectively.

         The changes in the carrying value of goodwill for the three months ended March 31, 2003 are as follows:

                    Balance, December 31, 2002           $4,819,563
                    Preliminary goodwill allocation
                      related to acquisitions             1,998,761
                                                         ----------
                    Balance, March 31, 2003              $6,818,324
                                                         ==========

         The components of other intangibles are as follows:



                                              March 31, 2003                          December 31, 2002
                                              --------------                          -----------------
                                     Gross Carrying       Accumulated       Gross Carrying        Accumulated
                                         Amount           Amortization          Amount            Amortization
                                         ------           ------------          ------            ------------

Patents and Product Information        $3,516,419          $  524,097          $1,335,000          $  486,819

Covenants not-to-compete                2,990,068           1,159,283           2,961,411           1,004,426

Supply agreement                        2,660,000           2,660,000           2,660,000           2,660,000
                                       ----------          ----------          ----------          ----------
                                       $9,166,487          $4,343,380          $6,956,411          $4,151,245
                                       ==========          ==========          ==========          ==========


         Estimated amortization expense for other intangible assets for the next five years is as follows:

                                        Estimated
                                      Amortization
                    December 31,         Expense
                    ------------      ------------

                            2003       $ 1,073,000
                            2004         1,177,000
                            2005         1,101,000
                            2006           954,000
                            2007           565,000


4.       Earnings (Loss) Per Share

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

5.       Business Segment Information

         The Company does not have reportable operating segments as defined SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information". The method for attributing revenues for interim purposes is based on shipments from the country of origination less intergeographic revenues. The Company operates facilities in the United States, Europe, Caribbean and the Far East. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                                      Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                   2003                2002
                                               ------------        ------------

Total Revenues:
   North America                               $  7,427,974        $  6,837,112
   Asia                                          23,036,359          16,107,522
   Europe                                           632,967                  --
   Less intergeographic
    revenues                                     (6,149,941)         (6,430,632)
                                               ------------        ------------
                                               $ 24,947,359        $ 16,514,002
                                               ============        ============

Income (loss) from Operations:
  North America                                $    151,235        $    338,420
  Asia                                            1,807,230          (2,279,195)
  Europe                                            174,639                  --
                                               ------------        ------------
                                               $  2,133,104        $ (1,940,775)
                                               ============        ============

6.       Debt

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of the Passive Components division of Insilco Technologies, Inc. The loan will be paid in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3.75 percent at March 31, 2003) payable monthly. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. As of March 31, 2003, the Company was in compliance with all financial covenants. For the three months ended March 31, 2003 the Company recorded interest expense of $10,417.

7.  Stock Option Plan

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.

    The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair-value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.


                                                                  Three Months Ended
                                                                       March 31,
                                                                 2003            2002
                                                             ------------    ------------

         Net earnings (loss) - as reported                   $  1,780,284    $ (1,820,576)
         Amortization of stock-based compensation                (419,723)       (491,474)
                                                             ------------    ------------
         Net earnings (loss) - proforma                         1,360,561      (2,312,050)
         Earnings (loss) per share - basic - as reported     $       0.16   $       (0.17)
         Earnings (loss) per share - basic - proforma        $       0.12   $       (0.21)
         Earnings (loss) per share - diluted - as reported   $       0.16   $       (0.17)
         Earnings (loss) per share - diluted - proforma      $       0.12   $       (0.21)


8.       Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

           The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Exhibit 99.3 to this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

            The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

            The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, and loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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



                                                   Percentage of Net Sales
                                                   -----------------------
                                                      Three Months Ended
                                                            March 31,
                                                        2003      2002
                                                        ----      ----

         Net sales                                     100.0%     100.0%
         Cost of sales                                  72.0       87.0
         Selling, general and
          administrative expenses                       19.4       24.8
         Other income                                    0.5        1.5
         Earnings (loss) before income
          tax provision                                  9.0      (10.2)
         Income tax provision                            1.9        0.8
         Net earnings (loss)                             7.1      (11.0)

         The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.





                                                           Increase (Decrease)
                                                            from Prior Period
                                                            -----------------
                                                            Three Months Ended
                                                              March 31, 2003
                                                            compared with 2002
                                                            ------------------

         Net sales                                                  51.1%
         Cost of sales                                              25.1
         Selling, general and
           administrative expenses                                  18.4
         Other income                                              (49.8)
         Earnings before
           income tax provision                                    233.2

         Income tax provision                                      255.3
         Net earnings                                          Not meaningful

Three Months ended March 31, 2003 vs.
-------------------------------------
   Three Months ended March 31, 2002
   ---------------------------------

    Sales
    -----

         Net sales increased 51.1 % from $16,514,002 during the first quarter of 2002 to $24,947,359 during the first quarter of 2003. The Company attributes this increase principally to the strong demand for integrated connector modules ("ICM") and sales from Insilco and APC of approximately $2.3 million. All product lines experienced small sale increases from the first quarter of 2002. Net sales did decrease from the fourth quarter of 2002 level of $26,886,000, due in part to the traditional Far East factory shut down for the Lunar New Year.

     Cost of Sales
     -------------

         Cost of sales as a percentage of net sales decreased from 87.0 % during the first quarter of 2002 to 72.0 % in 2003. The decrease in the cost of sales percentage is primarily attributable to a decrease in material cost as a percentage of sales based on the current sales mix and cost containment measures implemented by the Company that positively affected the quarter ended March 31, 2003. During the quarter ended March 31, 2002 cost of sales was negatively impacted by manufacturing inefficiencies due to reduced sales volume.

         While the cost of sales percentage has decreased, the Company's product mix continues to contain a significant percentage of products that have a high material content and this adversely affects the cost of sales percentage.

    Selling, General and Administrative Expenses
    --------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales decreased from 24.8% during the first quarter of 2002 to 19.4% during the first quarter of 2003, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base as well as headcount reductions in certain areas and strong cost control measures. The Company attributes the increase in the dollar amount of such expenses primarily to costs associated with the Insilco and APC operations, sales related expenses, severance payments and employee benefit expenses.

Other Income - net
------------------

        Other income, consisting principally of interest earned on cash and cash equivalents, decreased by approximately $100,000 during the first quarter of 2003 compared to the first quarter of 2002. The decrease is due primarily to lower interest rates earned on cash and cash equivalents.

Income Tax Provision
--------------------

         The provision for income taxes for the first quarter of 2003 was $469,000 as compared to $132,000 for the first quarter of 2002. The increase in the provision is due primarily to the Company's earnings before income taxes for the three months ended March 31, 2003 as compared with a loss during the same period in 2002.

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

Liquidity and Capital Resources
-------------------------------

         Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group, the Company has borrowed money under a secured term loan, and has unused lines of credit, as described below. Management believes that the cash flow from operations, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

           The Company has a domestic line of credit amounting to $1,000,000 which was unused at March 31, 2003. The Company also has a $10 million domestic revolving line of credit which was unused at March 31, 2003. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of the Passive Components division of Insilco Technologies, Inc. The loan will be paid in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3.75 percent at March 31, 2003) payable monthly. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the three months ended March 31, 2003 the Company recorded interest expense of $10,417.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at March 31, 2003. This line of credit expires on December 31, 2003. Borrowing on this line of credit is guaranteed by the U.S. parent.

           For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's Annual Report on Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2002.

         On March 22, 2003 the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") passive component group for $38.7 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations, which have been initially estimated by management, will be adjusted on independent formal appraisals. Management has estimated that approximately $2.3 million of identifiable intangible assets arose from the transaction and will be amortized on a straight line basis over a period of five years.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. Purchase price allocations, which have been initially estimated by management, will be adjusted on independent formal appraisals. Management has estimated that the excess of the purchase price over net assets acquired will be approximately $2.0 million and will be allocated to goodwill.

         These transactions will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

           On May 9, 2000 the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of March 31, 2003, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

         During the three months ended March 31, 2003, the Company's cash and cash equivalents decreased by approximately $17.4 million, reflecting approximately $36.0 million in payments for acquisitions, $.7 million in purchases of plant and equipment, and $.4 million in dividends offset, in part, by $10.0 million from proceeds from borrowings, $4.9 million from the sale of marketable securities, $.1 million provided by the exercise of stock options, and $4.7 million provided by operating activities.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 41.9% and 55.0% of the Company's total assets at March 31, 2003 and December 31, 2002, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.0 to 1 and 8.1 to 1 at March 31, 2003 and December 31, 2002, respectively.

Other Matters
-------------

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

         Accounting Pronouncements to be Adopted in 2003
         -----------------------------------------------


In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.


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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

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

Item 4. Controls and Procedures
        -----------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules13a-14 and 15d-14. Based upon that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           Item 6.  Exhibits and Reports on Form 8-K
                    --------------------------------

           (a)    Exhibits:
                  Exhibit 99.1 Certification of Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 99.2 Certification of Vice President of Finance and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 99.3 Risk Factors

           (b) On March 26, 2003 the Company filed a Current Report on Form 8-K describing (under Item 2) the acquisition of the Passive Components Group of Insilco Technologies, Inc ("Insilco"). The Company completed the acquisition on March 21, 2003.

                  On April 29, 2003 the Company filed a Current Report on Form 8-K attaching a press release issued by the Company regarding the Company's results for the three months ended March 31, 2003. The Current Report on Form 8-K and the attached press release were furnished by the Company pursuant to Item 12 of Form 8-K, insofar as they disclose historical information regarding the Company's results of operations for the three months ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BEL FUSE INC.





                                        By:/s/Daniel Bernstein
                                           ------------------------------------
                                           Daniel Bernstein, President and
                                           Chief Executive Officer

                                        By:/s/ Colin Dunn
                                           ------------------------------------
                                           Colin Dunn, Vice President of Finance




Dated:  May 12, 2003

I, Daniel Bernstein, certify that

1. I have reviewed this quarterly report on Form 10-Q of Bel Fuse Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                     By:  /s/ Daniel Bernstein
                                          --------------------------------------
                                          Daniel Bernstein, President and
                                          Chief Executive Officer

I, Colin Dunn, certify that

1. I have reviewed this quarterly report on Form 10-Q of Bel Fuse Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                    By:  /s/ Colin Dunn
                                         ---------------------------------------
                                         Colin Dunn, Vice President
                                         of Finance

                                INDEX OF EXHIBITS


         Exhibit 99.1 Certification of Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of Vice President of Finance pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.3 Risk Factors