Form 10-Q
period 2003-06-30
BEL FUSE INC /NJ
filed 2003-08-18
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                                 (201) 432-0463
                       ----------------------------------
              (Registrant's telephone number, including area code)

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

         At August 1, 2003, there were 2,676,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,312,242 shares of Class B Common Stock, $.10 par value, outstanding.

                            BEL FUSE INC.

                                INDEX

                                                                     Page Number
                                                                     -----------
Part I               Financial Information

  Item 1             Financial Statements                                  1

                     Consolidated Balance Sheets as of
                     June 30, 2003 (unaudited) and
                     December 31, 2002                                   2 - 3

                     Consolidated Statements of
                     Operations for the Three  and Six
                     Months Ended June 30, 2003
                     and 2002 (unaudited)                                  4

                     Consolidated Statements of
                     Stockholders' Equity for the
                     Year Ended December 31, 2002
                     and the Six Months Ended
                     June 30, 2003 (Unaudited)                             5

                     Consolidated Statements of
                     Cash Flows for the Six
                     Months Ended June 30,
                     2003 and 2002 (unaudited)                           6 -7

                     Notes to Consolidated Financial
                     Statements (unaudited)                              8 - 22

  Item 2             Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                      23 - 34

  Item 3             Quantitative and Qualitative
                     Disclosures About Market Risk                        34

  Item 4             Controls and Procedures                              35

Part II              Other Information

  Item 1             Legal Proceedings                                    35

  Item 4             Submission of Matter to a Vote
                       Security Holders                                   36

  Item 6             Exhibits and Reports on Form 8-K                     36

Signatures                                                                37

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

                  The results of operations for the three and six month period ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     June 30,      December 31,
                                                                                       2003           2002
                                                                                       ----           ----
                                                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents                                                     $ 40,987,663   $ 59,002,581
    Marketable securities                                                            1,297,473      4,966,275
    Accounts receivable, less allowance
     for doubtful accounts of $3,160,000 and $945,000                               31,491,337     16,839,497
    Inventories                                                                     30,585,814     12,384,472
    Prepaid expenses and other current
     assets                                                                          2,487,427        190,199
    Refundable income taxes                                                            482,106        681,887
    Deferred income taxes                                                              483,000        439,000
                                                                                  ------------   ------------
     Total Current Assets                                                          107,814,820     94,503,911

Property, plant and equipment - net                                                 47,454,892     37,605,195

Intangible assets-net                                                                5,968,711      2,805,166

Goodwill                                                                             6,823,007      4,819,563

Other assets (including $5.5 million of deposits
    relating to the APC acquisition at December 31, 2002)                            1,281,419      7,159,077
                                                                                  ------------   ------------
     TOTAL ASSETS                                                                 $169,342,849   $146,892,912
                                                                                  ============   ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,      December 31,
                                                        2003           2002
                                                        ----           ----
                                                     (Unaudited)
Current Liabilities:
    Current portion of long-term debt              $   2,000,000  $          --
    Accounts payable                                   8,757,101      5,099,894
    Accrued expenses                                   9,970,414      6,202,871
    Dividends payable                                    522,000        412,000
                                                   -------------  -------------
           Total Current Liabilities                  21,249,515     11,714,765
                                                   -------------  -------------
Long-term Liabilities:
     Long-term debt - less current portion             7,500,000             --
    Deferred income taxes                              5,507,000      4,519,000
                                                   -------------  -------------
            Long-term Liabilities                     13,007,000      4,519,000
                                                   -------------  -------------
     Total Liabilities                                34,256,515     16,233,765
                                                   -------------  -------------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, no par value -
      authorized 1,000,000 shares;
      none issued                                             --             --
    Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding 2,676,663
        and 2,676,225 shares
      (net of 1,072,770 treasury shares)                 267,667        267,623
    Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding
      8,289,242 and 8,261,492 shares
      (net of 3,218,310 treasury shares)                 828,924        826,149
    Additional paid-in capital                        14,308,009     13,982,688
    Retained earnings                                119,235,912    115,632,819
    Cumulative other comprehensive
     income (loss)                                       445,822        (50,132)
                                                   -------------  -------------
     Total Stockholders' Equity                      135,086,334    130,659,147
                                                   -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                       $ 169,342,849  $ 146,892,912
                                                   =============  =============


                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Six Months Ended               Three Months Ended
                                                      June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                                2003            2002            2003           2002
                                                ----            ----            ----           ----
Sales                                      $ 69,768,508    $ 41,240,831    $ 44,821,149    $ 24,726,829
                                           ------------    ------------    ------------    ------------
Costs and Expenses:
    Cost of sales                            50,874,944      32,906,678      32,907,743      18,546,055
    Selling, general and
     administrative expenses                 13,169,395       8,537,413       8,322,341       4,443,259
                                           ------------    ------------    ------------    ------------
                                             64,044,339      41,444,091      41,230,084      22,989,314
                                           ------------    ------------    ------------    ------------
Income (loss) from operations                 5,724,169        (203,260)      3,591,065       1,737,515

Interest expense                                (83,285)             --         (72,868)             --

Interest income                                 199,620         534,564          73,023         282,365
                                           ------------    ------------    ------------    ------------
Earnings before income tax provision          5,840,504         331,304       3,591,220       2,019,880

Income tax provision                          1,303,000         859,000         834,000         727,000
                                           ------------    ------------    ------------    ------------
Net earnings (loss)                        $  4,537,504    $   (527,696)   $  2,757,220    $  1,292,880
                                           ============    ============    ============    ============
Basic earnings (loss) per common share     $       0.41    $      (0.05)   $       0.25    $       0.12
                                           ============    ============    ============    ============
Diluted earnings (loss) per common share   $       0.41    $      (0.05)   $       0.25    $       0.12
                                           ============    ============    ============    ============
Weighted average number of
 common shares outstanding-basic             10,950,769      10,883,180      10,956,062      10,919,343
                                           ============    ============    ============    ============
Weighted average number of
 common shares outstanding and
 potential common shares - diluted           11,081,281      10,883,180      11,090,629      11,091,105
                                           ============    ============    ============    ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Cumulative
                                                                             Other
                                              Compre-                        Compre-        Class A      Class B      Additional
                                              hensive         Retained       hensive        Common        Common       Paid-In
                                 Total      Income (loss)      Earnings   Income (loss)      Stock        Stock        Capital
                                 -----      -------------      --------   -------------      -----        -----        -------
Balance, January 1, 2002    $ 129,462,912                   $116,699,114   $  12,054     $  266,464   $  810,512     $ 11,674,768
Exercise of stock
  options                       1,872,716                                                     1,159       15,637        1,855,920
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options         452,000                                                                                 452,000
Cash dividends on Class B
  common stock                 (1,645,292)                    (1,645,292)
Currency translation
  adjustment                      (19,186)   $  (19,186)                     (19,186)
Decrease in marketable
  securities-net of taxes         (43,000)      (43,000)                     (43,000)
Net income                        578,997       578,997          578,997
                                            -----------
      Comprehensive income                  $   516,811
                            -------------   ===========     ------------   -----------  -----------   ----------     ------------

Balance, December 31, 2002    130,659,147                    115,632,819     (50,132)       267,623      826,149       13,982,688
Exercise of stock
  options                         271,140                                                        44        2,775          268,321
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options          57,000                                                                                  57,000
Cash dividends on Class B
  common stock                   (934,411)                      (934,411)
Currency translation
  adjustment                      491,754   $   491,754                      491,754
Increase in marketable
  securities-net of taxes           4,200         4,200                        4,200
Net income                      4,537,504     4,537,504        4,537,504
                                            -----------
      Comprehensive income                  $ 5,033,458
                                            ===========

                            -------------                   ------------   ---------     ----------   ----------     ------------
Balance, June 30, 2003      $ 135,086,334                   $119,235,912   $ 445,822     $  267,667   $  828,924     $ 14,308,009
                            =============                   ============   =========     ==========   ==========     ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        ---------------------
                                                        2003             2002
                                                        ----             ----
Cash flows from operating activities:
     Net income (loss)                             $  4,537,504    $   (527,696)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                    3,907,889       3,133,871
     Deferred income taxes                              662,000         357,000
     Other                                               57,000         445,000
     Changes in operating assets and
      liabilities net of acquisitions                (1,847,985)     (6,525,100)
                                                   ------------    ------------
       Net Cash Provided by (used in)
        Operating Activities                          7,316,408      (3,116,925)
                                                   ------------    ------------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                          (1,864,073)     (2,011,719)
 Payment for acquisitions - net of cash acquired    (36,104,410)             --
 Proceeds from sale of marketable
  securities                                          4,904,875       2,200,000
 Purchase of marketable securities                   (1,228,873)     (3,934,816)
 Proceeds from repayment by contractors                  14,500          14,500
                                                   ------------    ------------
      Net Cash Used in Investing Activities         (34,277,981)     (3,732,035)
                                                   ------------    ------------
Cash flows from financing activities:
Proceeds from borrowings                             10,000,000              --
Loan repayments                                        (500,000)             --
Proceeds from exercise of stock options                 271,066       1,722,716
Dividends paid to common stockholders                  (824,411)       (815,199)
                                                   ------------    ------------
     Net Cash Provided by
      Financing Activities                            8,946,655         907,517
                                                   ------------    ------------
Net decrease in cash                                (18,014,918)     (5,941,443)
Cash and Cash Equivalents -
 beginning of period                                 59,002,581      69,278,574
                                                   ------------    ------------
Cash and Cash Equivalents -
 end of period                                     $ 40,987,663    $ 63,337,131
                                                   ============    ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                --------------------
                                                                2003            2002
                                                                ----            ----
Changes in operating assets and
  liabilities, net of acquisitions, consist of:
    Increase in accounts
     receivable                                            $    (11,601)   $ (5,690,136)
    Increase in inventories                                  (2,191,871)     (2,685,498)
    Increase in prepaid expenses and
      other current assets                                   (1,336,228)       (220,859)
    Increase (decrease) in refundable income taxes              752,781        (127,975)
    Increase in other assets                                   (334,963)         (2,285)
    Increase in accounts payable                              1,199,354       2,021,854
    Increase in accrued expenses                                 74,543         179,799
                                                           ------------    ------------
                                                           $ (1,847,985)   $ (6,525,100)
                                                           ============    ============
Supplementary information:
Cash paid during the period for:
    Interest                                               $     83,285    $         --
                                                           ============    ============
    Income taxes                                           $     32,000    $    163,000
                                                           ============    ============
Supplemental disclosure of noncash investing activities:
    Fair value of assets acquired (excluding cash
        of $2,436,000)                                     $ 36,817,627
    Intangibles                                               5,733,904
    Less: Cash on deposit previous year                      (6,447,121)
                                                           ------------
                            Net cash paid                  $ 36,104,410
                                                           ============

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Accounting Policies

             The consolidated balance sheet as of June 30, 2003, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2002 was derived from audited financial statements.

Accounting Policies
-------------------

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Bel Fuse Inc. and subsidiaries (the "Company") operate in one industry with three reporting segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. Operations are managed on a geographic basis which include North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

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

         CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2003 and December 31, 2002, cash equivalents approximate $24,533,000 and $ 41,207,000, respectively.

         MARKETABLE SECURITIES - The Company classifies its investments in equity securities as "available for sale", and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income.

         The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. The Company grants credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

         The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure with any one financial instrument.

         INVENTORIES - Inventories are stated at the lower of weighted average cost or market.

         REVENUE RECOGNITION -Revenue is recognized when title and risk of loss transfers to the customer, provided collection of the resulting receivable is deemed probable by management. The Company follows the provisions of INCOTERMS 2000 (International Chamber of Commerce...ICC Official Rules for the Interpretation of Trade Terms.) Such rules basically state that title passes when the goods are delivered in accordance with sales terms.

         There are also certain situations in which the Company maintains consigned inventory for a specific customer, either at the customer's facility or at a third party warehouse. These sales are recorded when the customer withdraws inventory from consignment.

         GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001.

SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives are tested for impairment. Goodwill recognized on or before June 30, 2001, has been tested for impairment as of the beginning of the fiscal year in which SFAS 142 was initially applied and, after considering the results of an independent valuation and appraisal, management concluded that no impairment was indicated.

Upon adoption of this standard, the Company allocated its goodwill and other intangibles to its Telecom and Power Products units.

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

         The provision for income taxes for the first six months of 2003 was $1,303,000 as compared to $859,000 for the first six months of 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the six months ended June 30, 2003 as compared with the same period in 2002. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

         The Company was granted a ten year tax holiday in Macau at an effective 8% tax rate, which is 50% of the normal tax rate. Such holiday expires during 2004. During the six months ended June 30, 2003 this holiday had no benefit to the Company as the entity incurred losses. The deferred tax benefit of the losses were offset by a valuation allowance.

         STOCK -OPTION PLAN -
         -------------------

    The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

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

    The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also granted options to directors at a price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair-value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                             Six Months Ended               Three Months Ended
                                                                June 30,                          June 30,
                                                          ---------------------             --------------------
                                                          2003             2002             2003            2002
                                                          ----             ----             ----            ----
Net earnings (loss) - as reported                   $   4,537,504    $    (527,696)   $   2,757,220    $   1,292,880
Amortization of stock-based compensation                 (959,432)        (982,948)        (539,709)        (491,474)
                                                    -------------    -------------    -------------    -------------
Net earnings (loss) - proforma                      $   3,578,072    $  (1,510,644)   $   2,217,511    $     801,406
                                                    =============    =============    =============    =============
Earnings (loss) per share - basic - as reported     $        0.41    $       (0.05)   $        0.25    $        0.12
Earnings (loss) per share - basic - proforma        $        0.33    $       (0.14)   $        0.20    $        0.07
Earnings (loss) per share - diluted - as reported   $        0.41    $       (0.05)   $        0.25    $        0.12
Earnings (loss) per share - diluted - proforma      $        0.32    $       (0.14)   $        0.20    $        0.07



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividends yield of ..2% and .9%, expected volatility of 56% and 54%, respectively; risk-free interest rate of 2% and 3% and expected lives of 5 years.

         RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and Development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the six and three months ended June 30, 2003 and 2002 amounted to $3,660,000, $3,186,000 $2,013,000 and $1,533,000, respectively.

         EVALUATION OF LONG-LIVED ASSETS - The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value exceeds the present value of the estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

2.       Acquisitions

         On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") passive component group for $38.7 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors, including valuations, actual results and independent formal appraisals, when making these determinations. Management has estimated that approximately $3.6 million of identifiable intangible assets arose from the transaction and will be amortized on a straight line basis over a period of five years.

         The Company believes that the purchase of Insilco's passive components group is a logical strategic fit with Bel's current products and markets. The Company believes this acquisition strengthens Bel and enables the Company to offer a larger customer base a wider breadth of products. With the increased diversification of its product line, the Company believes it has become a more attractive supplier to current customers seeking a greater variety of products.

         Both the Company's legacy operations and the acquired Stewart Connector Systems Group ("Stewarts") (acquired as part of the Insilco acquisition) are leaders in the high-growth Integrated Connector Module (ICM) market. Consolidating the engineering, manufacturing and sales capabilities of Bel and Stewart will help improve the Company's product leadership and growth rate in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements Stewart's strengths in mechanical design and engineering.

         The Signal Transformer Group (acquired as part of the Insilco acquisition) adds a new product line and many new customers . Additionally, the Company expects to leverage the Signal Transformer brand name to develop a magnetics distribution business serving current customers who are looking for a "one-stop magnetics shop" specializing in lower-volume builds and orders.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $6.3 million per year for the years 2003 and 2004. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors including valuations, actual results and independent formal appraisals, when making these determination. Management has estimated that the excess of the purchase price over net assets acquired, of approximately $2.0 million, will be allocated to goodwill.

         There was no in-process research and development acquired as part of these acquisitions.

         These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

         The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2002 (in thousands):

                                      Six Months Ended      Three Months Ended
                                           June 30,              June 30,
                                       ---------------      -----------------
                                       2003       2002      2003         2002
                                       ----       ----      ----         ----
Sales                               $ 85,482    $ 75,842  $ 44,821   $   42,325
Net income (loss)                      5,229      (5,423)    2,691         (831)
Earnings (loss) per share - diluted     0.47       (0.50)     0.24        (0.07)


         The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as being a representation of the future results of operations of the Company.

         A condensed balance sheet of the major assets and liabilities of the acquired entities at the acquisition date is as follows:

          Cash                                      $  2,436,000
          Accounts receivable                         14,259,000
          Inventories                                 15,849,000
          Prepaid expenses                               961,000
          Income tax receivable                          733,000
          Property, plant and
           equipment                                  11,327,000
          Other assets                                   249,000
          Goodwill                                     2,003,000
          Intangible assets                            3,731,000
          Accounts payable                           (2,602,000)
          Accrued expenses                           (3,692,000)
          Deferred income taxes
            payable                                    (266,000)
                                                  -------------
          Net assets acquired                     $  44,988,000
                                                  =============


3.       Goodwill and Other Intangibles

         Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over 4 to 15 years.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of the Company's reporting units.

         Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $567,000 and $535,000 for the six months ended June 30, 2003 and 2002, respectively and $375,000 and $312,000 for the three months ended June 30, 2003 and 2002, respectively.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May , 2007. No payments have been made to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the six months ended June 30, 2003 the Company paid approximately $94,000 in contingent purchase price payments to Current Concepts ($29,000 through March 31, 2003 and $65,000 during the second quarter of 2003). The contingent purchase price payments are accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

         The changes in the carrying value of goodwill for the six months ended June 30, 2003 are as follows:

                                     Total       Asia     North America
                                     -----       ----     -------------
Balance, January 1, 2003          $4,819,563   $3,396,057   $1,423,506
Preliminary goodwill allocation
  related to acquisition           2,003,444    2,003,444           --
                                  ----------   ----------   ----------
Balance June 30, 2003             $6,823,007   $5,399,501   $1,423,506
                                  ==========   ==========   ==========

         The components of other intangibles are as follows:

                                                June 30, 2003
                                       Total                        Asia                      North America
                          ----------------------------  ----------------------------  -----------------------------
                          Gross Carrying   Accumulated  Gross Carrying  Accumulated   Gross Carrying   Accumulated
                              Amount       Amortization     Amount      Amortization      Amount       Amortization
                          --------------   ------------ -------------   ------------  --------------   ------------
Patents and Product
  Information              $ 4,971,731    $   770,625   $ 1,780,346    $   471,525     $ 3,191,385      $   299,100

Covenants not-to-compete     3,055,080      1,287,475     3,055,080      1,287,475              --               --

Supply agreement             2,660,000      2,660,000     1,409,800      1,409,800       1,250,200        1,250,200
                           -----------    -----------   -----------    -----------     -----------      -----------
                           $10,686,811    $ 4,718,100   $ 6,245,226    $ 3,168,800     $ 4,441,585      $ 1,549,300
                           ===========    ===========   ===========    ===========     ===========      ===========

                                              December 30, 2002
                                       Total                        Asia                      North America
                          ----------------------------  ----------------------------  -----------------------------
                          Gross Carrying   Accumulated  Gross Carrying  Accumulated   Gross Carrying   Accumulated
                              Amount       Amortization     Amount      Amortization      Amount       Amortization
                          --------------   ------------ -------------   ------------  --------------   ------------
Patents and Product
  Information              $ 1,335,000    $   486,819   $ 1,053,000    $   366,969     $   282,000      $   119,850

Covenants not-to-compete     2,961,411      1,004,426     2,961,411      1,004,426              --               --

Supply agreement             2,660,000      2,660,000     1,409,800      1,409,800       1,250,200        1,250,200
                           -----------    -----------   -----------    -----------     -----------      -----------
                           $ 6,956,411    $ 4,151,245   $ 5,424,211    $ 2,781,195     $ 1,532,200      $ 1,370,050
                           ===========    ===========   ===========    ===========     ===========      ===========


         Estimated amortization expense for other intangible assets for the next five years is as follows:

                                     Estimated
                                   Amortization
                     December 31,     Expense
                     ------------     -------
                         2003       $1,315,000
                         2004        1,505,000
                         2005        1,425,000
                         2006        1,242,000
                         2007          846,000

4.       Earnings (Loss) Per Share

         Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the three and six months ended June 30, 2003, there were no antidilutive options and warrants omitted from the calculation of diluted earnings per share. During the three and six months ended June 30, 2002, potential common shares outstanding were omitted from the calculation of loss per share as the effect would be anti-dilutive.

5.       Business Segment Information

         The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                        Six Months Ended              Three Months Ended
                                             June 30,                      June 30,
                                      --------------------            ------------------
                                      2003            2002            2003          2002
                                      ----            ----            ----          ----
Total Revenues:
   North America                 $ 26,921,222    $ 14,346,698    $ 19,493,248    $  7,509,836
   Asia                            56,010,918      39,422,357      32,974,559      23,314,835
   Europe                           5,090,891              --       4,457,924              --
   Less intergeographic
    revenues                      (18,254,523)    (12,528,224)    (12,104,582)     (6,097,842)
                                 ------------    ------------    ------------    ------------
                                 $ 69,768,508    $ 41,240,831    $ 44,821,149    $ 24,726,829
                                 ============    ============    ============    ============
Income (loss) from Operations:
  North America                  $    617,190    $  1,711,687    $    465,955    $  1,373,267
  Asia                              4,636,216      (1,914,947)      2,828,986         364,248
  Europe                              470,763              --         296,124              --
                                 ------------    ------------    ------------    ------------
                                 $  5,724,169    $   (203,260)   $  3,591,065    $  1,737,515
                                 ============    ============    ============    ============

                                           June 30,       December 31,
                                             2003             2002
                                             ----             ----
        Identifiable Assets:
                United States          $  47,592,995    $  46,101,626
                Asia                     116,894,797      118,819,792
                Europe                     7,185,540               --

                Less intergeographic
                  eliminations            (2,330,483)     (18,028,506)
                                       -------------    -------------
        Total Identifiable Assets      $ 169,342,849    $ 146,892,912
                                       =============    =============

6.       Debt

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of the Passive Components division of Insilco Technologies, Inc. The loan will be paid in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (3.75 percent at June 30, 2003) payable monthly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. As of June 30, 2003, the Company was in compliance with all financial covenants. As of June 30, 2003, the balance due on the term loan was $9,500,000. For the six and three months ended June 30, 2003, the Company recorded interest expense of $83,285 and $72,868, respectively.

7.       Accrued Expenses

         Accrued expenses consist of the following:

                                     June 30, 2003  December 31, 2002
                                     -------------  -----------------
              Sales commissions       $1,431,836       $  939,432
              Subcontracting labor     1,857,828        1,838,134
              Salaries, bonuses and
               related benefits        3,347,316        1,742,637
              Other                    3,333,434        1,682,668
                                      ----------       ----------
                                      $9,970,414       $6,202,871
                                      ==========       ==========

8.         RETIREMENT FUND AND PROFIT SHARING PLAN

           The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the six and three months ended June 30, 2003 and 2002 amounted to approximately $124,000, $123,000, $68,000, and $58,000, respectively. As of June 30, 2003, the plans owned 27,730 and 130,631 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

           The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount equal to a percentage of eligible salary, as determined by the Company, in cash or Company stock. The expense for the six and three months ended June 30, 2003 and 2002 amounted to approximately $174,000, $185,000, $86,000, and $89,000, respectively. As of June 30, 2003, the plan owned 3,323 and 16,842 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

         The Supplemental Executive Retirement Plan (the "Plan") is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount
(i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of
(i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the six months ended June 30, 2003 and 2002 amounted to approximately $189,000 and $-0-, respectively. The expense for the three months ended June 30, 2003 and 2002 amounted to approximately 95,000 and $-0-, respectively.

9.       Comprehensive Income (Loss)

                                   Six Months Ended June 30,  Three Months Ended June 30,
                                      2003          2002          2003           2002
                                      ----          ----          ----           ----
Net earnings (loss)               $ 4,537,504   $  (527,696)   $ 2,757,220   $ 1,292,880
Currency translation adjustment       491,754        (1,068)       498,269          (942)
Increase (decrease) in
  marketable securities -
  net of taxes                          4,200         7,000          4,200         7,000
                                  -----------   -----------    -----------   -----------
Comprehensive income (loss)       $ 5,033,458   $  (521,764)   $ 3,259,689   $ 1,298,938
                                  ===========   ===========    ===========   ===========


10.      Recent Accounting Pronouncements

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement did not have a material effect on the Company's results of operations or financial position.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on the Company's financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

           The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

            The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements.. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

                           Percentage of Net Sales    Percentage of Net Sales
                           -----------------------    -----------------------
                               Six Months Ended         Three Months Ended
                                  June 30,                   June 30,
                              2003         2002          2003      2002
                              ----         ----          ----      ----
Net sales                    100.0%       100.0%        100.0%      100.0%
Cost of sales                 72.9         79.8          73.4        75.0
Selling, general and
 administrative expenses      18.9         20.7          18.6        18.0
Interest expense               0.1           --           0.2          --
Interest income                0.3          1.3           0.2         1.1
Earnings before income
 tax provision                 8.4          0.8           8.0         8.2
Income tax provision           1.9          2.1           1.9         2.9
Net earnings (loss)            6.5         (1.3)          6.2         5.3

         The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                 Increase (Decrease)      Increase (Decrease)
                                  from Prior Period        from Prior Period
                                  Six Months Ended        Three Months Ended
                                     June 30, 2003            June 30, 2003
                                  compared with 2002       compared with 2002
                                  ------------------       ------------------

Net sales                                69.2%                    81.3%
Cost of sales                            54.6                     77.4
Selling, general and
 administrative expenses                 54.3                     87.3
Interest expense                           NM                       NM
Interest income                         (62.7)                   (74.1)
Earnings before
 income tax provision                 1,662.9                     77.8
Income tax provision                     51.7                     14.7
Net earnings                               NM                    113.3

NM= Percentage not meaningful

Six Months ended June 30, 2003 vs.
----------------------------------
   Six Months ended June 30, 2002
   ------------------------------

Sales
-----

         Net sales increased 69.2% from $41,240,831 during the first six months of 2002 to $69,768,508 during the first six months of 2003. The Company attributes this increase principally to sales from its two acquisitions in 2003, Insilco and APC, of approximately $20.5 million and strong demand for integrated connector modules ("ICM") sales, a component of the magnetic sales sector increased approximately $8.8 million. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

         Sales by Insilco and APC will continue to affect comparisons of 2003 quarters and 2002 quarters through the balance of 2003. The Company cannot assure investors that ICM revenues will continue to grow during the balance of 2003, especially in light of the impact that competition may have in the market. The Company has limited visibility as to future ICM sales and had sales in excess of 10% of total ICM sales to several customers. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         The significant components of the Company's sales were from magnetic products of $50.5 million (as compared with $29.2 million during the six months ended June 30, 2002), fuses of $8.3 million (as compared with $8.6 million during the six months ended June 30, 2002), plugs and cables of $5.2 million(as compared with $-0- during the six months ended June 30, 2002), and value added sales of $3.3 million (as compared with $3.4 million during the six months ended June 30, 2002).

         At this time the Company cannot quantify the extent to which sales growth arising from unit sales mix and/or price changes. Given the change in the nature of the products purchased by customers from period to period, the Company believes that neither unit changes or price changes are meaningful. The Company does not believe that it experienced a material change in unit sales during the six months ended June 30, 2003 compared to June 30, 2002. Over the past year newer and more sophisticated products with higher unit selling prices have been introduced. As products become mature, average selling prices tend to decrease. Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation. The Company believes that with the current level of engineering and research dollars expended and the teams the Company has in place, it should continue to be an innovative leader in its industry.

     Cost of Sales
     -------------

         Cost of sales as a percentage of net sales decreased from 79.8 % during the first six months of 2002 to 72.9% in 2003. The decrease in the cost of sales percentage is primarily attributable to a decrease in material cost as a percentage of sales of 2.5%. This is attributable to the current sales mix and bills of materials currently used in production. The Company also had percentage decreases of 1.6% for depreciation and 2.5% for factory overheads. The decrease in factory overhead expenses as a percentage of sales is primarily attributable to the increase in sales and cost containment measures resulting primarily from the shut down of the Company's Dallas sales, manufacturing and research facility and the Company's Indiana research facility. The closings of the Dallas and Indiana facilities are not expected to materially impact the level of the Company's spending on research and development efforts.

         The acquisition of Insilco resulted in additional cost of sales in the amount of $14.4 million during the six months ended June 30, 2003. Such cost represented 74.1% of net sales of Insilco products during the six months ended June 30, 2003. The Company expects increases in cost of sales to continue in future quarters in relation to increases or decreases in its sales.

         Included in cost of sales are research and development expenses of $3,660,000 and $3,186,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase is principally attributable to increased research and development expenditures at our Power Supply facility and the purchase of the Passive Component Group of Insilco.

Selling, General and Administrative Expenses
 --------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales decreased from 20.7 % during the first six months of 2002 to 18.9% during the first six months of 2003, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $4.6 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco and APC operations of approximately $3.4 million, additional salaries and benefits of $.4 million, additional professional fees of approximately $.4 million, and increases in sales related expenses of $.3 million.

         The increase in salaries and benefits is principally attributable to bonus and salary increases; professional fees related to Sarbanes - Oxley compliance and sales expenses principally related to increased commission expense arising from higher foreign sales.

         The Company anticipates continued increases in professional fees for the remainder of the year principally associated with Sarbanes - Oxley compliance. Future increases in sales related expenses and salaries and benefits are more dependent on the future sales growth and profitability of the Company. The Company anticipates increases in selling, general and administrative expenses in future quarters principally due to the acquisition of Insilco.

Interest Income - net
---------------------

         Interest income earned on cash and cash equivalents decreased by approximately $335,000 during the first six months of 2003 compared to the first six months of 2002. The decrease is due primarily to lower interest rates earned on cash and cash equivalents and lower cash balances due to the use of approximately $36.1 million of cash for the acquisition of the Passive Components Group from Insilco Technologies, Inc. and the communications products division of APC.

Income Tax Provision
--------------------

         The provision for income taxes for the first six months of 2003 was $1,303,000 as compared to $859,000 for the first six months of 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the six months ended June 30, 2003, as compared with the same period in 2002. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

         The Company was granted a ten year tax holiday in Macau at an effective 8% tax rate, which is 50% of the normal tax rate, and expires during 2004. During the six months ended June 30, 2003 this holiday had no benefit to the Company as the entity incurred losses. The deferred tax benefit of the losses were offset by a valuation allowance.

Net Earnings
------------

         Net earnings for the period March 22, 2003 (date of acquisition) to June 30, 2003 includes approximately $1.7 million attributable to the Passive Component Group. The contribution of APC was not material.

Three Months ended June 30, 2003 vs.
------------------------------------
   Three Months ended June 30, 2002
   --------------------------------

Sales
-----

         Net sales increased 81.1 % from $24,726,829 during the second quarter of 2002 to $44,821,149 during the second quarter of 2003. The Company attributes this increase principally to sales from Insilco and APC of approximately $18.1 million and to strong demand for integrated connector modules ("ICM") sales, a component of the magnetic sales sector, which increased by approximately $3.0 million offset by a decrease of approximately $1.5 million in fuse and value added sales. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

         The significant components of the Company's sales for the three months ended June 30, 2003 were from magnetic products of $32.5 million (as compared with $17.7 million during the three months ended June 30, 2002), plugs and cables of $4.7 million (as compared with $-0- during the three months ended June 30, 2002), fuses of $4.5 million (as compared with $5.0 million during the three months ended June 30, 2002) and value added products of $1.7 million (as compared with $2.0 million during the three months ended June 30, 2002).

         The discussion regarding unit sales and price changes set forth in the six month analysis is also applicable to the three months ended June 30, 2003 and 2002.

     Cost of Sales
     -------------

         Cost of sales as a percentage of net sales decreased from 75.0 % during the second quarter of 2002 to 73.4% in 2003. The decrease in the cost of sales percentage is primarily attributable to a 2.9% decrease in the percentage of direct labor support and fringe benefits to sales offset in part by an increase of 1.9% in the percentage of material cost to sales.

         The decrease in the support labor and fringe benefits percentages is primarily attributable to the increase in sales and to cost containment measures resulting from the shut down of the Dallas manufacturing and research facility and the Indiana research facility. The increase in material cost results principally from higher bills of material as a percentage of unit cost associated with the Insilco Passive Component Group product mix.

         The acquisition of Insilco resulted in additional cost of sales in the amount of $13.1 million during the three months ended June 30, 2003. Such cost represented 74.4% of net sales of Insilco products during the three months ended June 30, 2003. The Company expects increases in cost of sales to continue in future quarters in relation to increases or decreases in its sales.

         Included in cost of sales are research and development expenses of $2,013,000 and $1,533,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. The increase is principally attributable to the increased research and development expenditures at our Power Supply facilities and the purchase of the Passive Component Group of Insilco.

Selling, General and Administrative Expenses
--------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales increased from 18.0% during the second quarter of 2002 to 18.6% during the second quarter of 2003. The Company attributes the $3.9 million increase in the dollar amount of such expenses principally to costs associated with the Insilco and APC operations of approximately $3.0 million, additional salaries and benefits of $.5 million, additional professional fees of $.4 million and amortization of identifiable intangible assets of $.2 million in connection with the acquisition of Insilco's Passive Component Group.

         The increased salaries and professional fees are attributable to the reasons set forth in the six month analysis.

Interest Income
---------------

         Interest income earned on cash and cash equivalents decreased by approximately $209,000 during the second quarter of 2003 compared to the first quarter of 2002. The decrease is due primarily to the reasons set forth in the six month analysis.

Income Tax Provision
--------------------

         The provision for income taxes for the second quarter of 2003 was $834,000 as compared to $727,000 for the second quarter of 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the three months ended June 30, 2003 as compared with the same period in 2002. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

Net Earnings
------------

         Net earnings for the quarter ending June 30, 2003 includes approximately $1.6 million attributable to the Passive Component Group. The contribution of APC was not material.

Inflation and Foreign Currency Exchange
---------------------------------------

         During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau pataca or the Chinese renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European sales entity has transactions which are denominated principally in Euros and British pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange gains of $23,000 which are included as income from realized foreign exchange and approximately $500,000 in unrealized exchange gains which are included in cumulative other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese renminbi or the Macau pataca could have a material effect on the Company's results of operations.

Liquidity and Capital Resources
-------------------------------

         Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group, the Company has borrowed money under a secured term loan, and has unused lines of credit, as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of the term loan, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

           The Company has a domestic line of credit amounting to $1,000,000 which was unused at June 30, 2003. The Company also has a $10 million domestic revolving line of credit which was unused at June 30, 2003. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components division. The requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3.75 percent at June 30, 2003) payable monthly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the six and three months ended June 30, 2003, the Company recorded interest expense of $83,285 and $72,868, respectively and has complied with all of the covenants contained in the loan agreement.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2,000,000, which was unused at June 30, 2003. This line of credit expires on December 31, 2003. Borrowing on this line of credit is guaranteed by the U.S. parent.

           For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") passive component group for $38.7 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations which have been initially estimated by management and will be adjusted after management considers a number of factors, including valuations and independent formal appraisals, when making these determinations. Management has estimated that approximately $3.7 million of identifiable intangible assets arose from the transaction and will be amortized on a straight-line basis over a period of five years.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $6.3 million per year for the years 2003 and 2004. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors, including valuations and independent formal appraisals, when making these determinations. Management has estimated that the excess of the purchase price over net assets acquired was approximately $2.0 million and has been allocated to goodwill.

         These transactions are accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003. Significant changes in balance sheet amounts between December 31, 2002 and June 30, 2003 are primarily attributable to the fact that these acquisitions were reflected in the Company's June 30, 2003 balance sheet and were not reflected in the Company's December 31, 2002 balance sheet.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May , 2007. No payments have been made to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million in sales through May 2007. During the six months ended June 30, 2003 the Company paid approximately $94,000 in contingent purchase price payments to Current Concepts ($29,000 through March 31, 2003 and $65,000 during the second quarter of 2003). The contingent purchase price payments are accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

           On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of June 30, 2003, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

         During the six months ended June 30, 2003, the Company's cash and cash equivalents decreased by approximately $18.0 million, reflecting approximately $36.1 million in payments for acquisitions, $1.9 million in purchases of property, plant and equipment, $1.2 million in purchase of marketable securities and $.8 million in dividends offset, in part, by $9.5 million from proceeds from net borrowings, $4.9 million from the sale of marketable securities, $.3 million provided by the exercise of stock options, and $7.3 million provided by operating activities.

         The decrease in marketable securities reflects the sales of marketable securities during the six months ended June 30, 2003; increases in accounts receivable, inventories, prepaid expenses and property, plant and equipment (approximately $43 million of the $45 million increase) are associated principally with the acquisition of Insilco and APC.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 43.6% and 55.0% of the Company's total assets at June 30, 2003 and December 31, 2002, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.1 to 1 and 8.1 to 1 at June 30, 2003 and December 31, 2002, respectively.

Other Matters
-------------

         Territories of Hong Kong, Macau and The People's Republic of China
         ------------------------------------------------------------------

         The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China during 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China will affect its contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 59% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

         Accounting Pronouncements
         -------------------------

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement did not have a material effect on the Company's results of operations or financial position.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and June 30, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this Statement will not have a material effect on the Company's results of operations or financial condition.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on our financial statements.

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

         Item 4.   Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

b) The Company has received a letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent. The Company believes that none of its products are covered by this patent.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's annual meeting of security holders was held on May 22, 2003. At the meeting the following votes were taken:

         (1) The Board's nominees were elected to the Board of Directors for a term of three years. The votes were cast as follows:

                                                   For           Withheld
                                                   ---           --------
                    Howard Bernstein            2,353,090         90,153

                    John F. Tweedy              2,353,663        101,580

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits:

                Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                Exhibit 31.2 Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.1 Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 99.4 - Exhibit 99.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is hereby incorporated by reference.

        (b)     Current Report on Form 8-K:

                The Company submitted a Current Report on Form 8-K on April 29, 2003, disclosing (under Items 7 and 12) results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEL FUSE INC.





                                        By: /s/Daniel Bernstein
                                           ----------------------
                                           Daniel Bernstein, President and
                                           Chief Executive Officer

                                        By: /s/ Colin Dunn
                                           ----------------------
                                           Colin Dunn, Vice President of Finance

Dated:  August 13, 2003

                                  EXHIBIT INDEX
                                  -------------

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Vice President of Finance pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.4 - Exhibit 99.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is hereby incorporated by reference.