Form 10-Q
period 2003-09-30
BEL FUSE INC /NJ
filed 2003-11-13
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act) Yes  X     No
                                                   ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At November 1, 2003, there were 2,701,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,439,192 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.                    Financial Information

  Item 1.                  Financial Statements                             1

                           Consolidated Balance Sheets as of
                           September 30, 2003 (unaudited) and
                           December 31, 2002                              2 - 3

                           Consolidated Statements of
                           Operations for the Three and Nine
                           Months Ended September 30, 2003
                           and 2002 (unaudited)                             4

                           Consolidated Statements of
                           Stockholders' Equity for the
                           Year Ended December 31, 2002
                           and the Nine Months Ended
                           September 30, 2003 (Unaudited)                   5

                           Consolidated Statements of
                           Cash Flows for the Nine
                           Months Ended September 30,
                           2003 and 2002 (unaudited)                      6 - 7

                           Notes to Consolidated Financial
                           Statements (unaudited)                         8 - 25

  Item 2.                  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                 26 - 41

  Item 3.                  Quantitative and Qualitative
                           Disclosures About Market Risk                   41

  Item 4.                  Controls and Procedures                         42

Part II.             Other Information

  Item 1.            Legal Proceedings                                     42

  Item 6.            Exhibits and Reports on Form 8-K                      43

Signatures                                                                 44

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

         The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   September 30,    December 31,
                                                                                        2003            2002
                                                                                    ------------   ------------
                                                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents                                                       $ 50,723,907   $ 59,002,581
    Marketable securities                                                              1,308,373      4,966,275
    Accounts receivable, less allowance
     for doubtful accounts of $3,160,000 and $945,000                                 32,897,791     16,839,497
    Inventories                                                                       28,216,399     12,384,472
    Prepaid expenses and other current
     assets                                                                            1,580,375        190,199
    Refundable income taxes                                                                   --        681,887
    Deferred income taxes                                                                510,000        439,000
                                                                                    ------------   ------------
     Total Current Assets                                                            115,236,845     94,503,911


Property, plant and equipment - net                                                   45,449,727     37,605,195

Intangible assets-net                                                                  6,050,865      2,805,166

Goodwill                                                                               6,860,684      4,819,563

Other assets (including $5.5 million of deposits
    relating to the APC acquisition at December 31, 2002)                              1,322,137      7,159,077
                                                                                    ------------   ------------
     TOTAL ASSETS                                                                   $174,920,258   $146,892,912
                                                                                    ============   ============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,   December 31,
                                                                               2003           2002
                                                                          -------------   -------------
                                                                            (Unaudited)
Current Liabilities:
    Current portion of long-term debt                                     $   2,000,000   $          --
    Accounts payable                                                          8,314,526       5,099,894
    Accrued expenses                                                         10,711,183       6,202,871
    Income taxes payable                                                         26,328
    Dividends payable                                                           522,000         412,000
                                                                          -------------   -------------
           Total Current Liabilities                                         21,574,037      11,714,765
                                                                          -------------   -------------
Long-term Liabilities:
     Long-term debt - less current portion                                    7,000,000              --
    Deferred income taxes                                                     6,018,000       4,519,000
                                                                          -------------   -------------
            Long-term Liabilities                                            13,018,000       4,519,000
                                                                          -------------   -------------
     Total Liabilities                                                       34,592,037      16,233,765
                                                                          -------------   -------------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, no par value -
      authorized 1,000,000 shares;
      none issued                                                                    --              --
    Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding 2,701,663
        and 2,676,225 shares
      (net of 1,072,770 treasury shares)                                        270,167         267,623
    Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding
      8,405,492 and 8,261,492 shares
      (net of 3,218,310 treasury shares)                                        840,549         826,149
    Additional paid-in capital                                               16,329,781      13,982,688
    Retained earnings                                                       122,345,331     115,632,819
    Cumulative other comprehensive
     income (loss)                                                              542,393         (50,132)
                                                                          -------------   -------------
     Total Stockholders' Equity                                             140,328,221     130,659,147
                                                                          -------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                              $ 174,920,258   $ 146,892,912
                                                                          =============   =============


                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Nine Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
                                                 ------------------------------    -----------------------------
                                                      2003             2002             2003             2002
                                                 -------------    -------------    -------------   -------------
Sales                                            $ 115,632,156    $  68,641,920    $  45,863,648   $  27,401,089
                                                 -------------    -------------    -------------   -------------
Costs and Expenses:

    Cost of sales                                   83,564,436       54,053,572       32,689,492      21,146,894
    Selling, general and
     administrative expenses                        20,791,634       12,797,301        7,622,239       4,259,888
                                                 -------------    -------------    -------------   -------------
                                                   104,356,070       66,850,873       40,311,731      25,406,782
                                                 -------------    -------------    -------------   -------------
Income from operations                              11,276,086        1,791,047        5,551,917       1,994,307

Interest expense                                      (191,900)              --         (108,615)             --

Interest income                                        305,891          767,417          106,271         232,853
                                                 -------------    -------------    -------------   -------------
Earnings before income tax provision                11,390,077        2,558,464        5,549,573       2,227,160

Income tax provision                                 3,223,000        1,340,000        1,920,000         481,000
                                                 -------------    -------------    -------------   -------------
Net earnings                                     $   8,167,077    $   1,218,464    $   3,629,573   $   1,746,160
                                                 =============    =============    =============   =============
Basic earnings per common share                  $        0.74    $        0.11    $        0.33   $        0.16
                                                 =============    =============    =============   =============
Diluted earnings per common share                $        0.73    $        0.11    $        0.32   $        0.16
                                                 =============    =============    =============   =============
Weighted average number of
 common shares outstanding-basic                    10,978,737       10,898,614       11,033,760      10,928,978
                                                 =============    =============    =============   =============
Weighted average number of
 common shares outstanding and
 potential common shares - diluted                  11,129,723       11,097,846       11,225,693      11,116,041
                                                 =============    =============    =============   =============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Cumulative
                                                                                   Other
                                                    Compre-                       Compre-       Class A     Class B    Additional
                                                    hensive         Retained      hensive        Common      Common      Paid-In
                                     Total        Income (loss)     Earnings    Income (loss)    Stock       Stock       Capital
                                 -------------    -------------  -------------  -------------  ---------   ---------  ------------
Balance, January 1, 2002         $ 129,462,912                   $ 116,699,114    $  12,054    $ 266,464   $ 810,512  $ 11,674,768
Exercise of stock
  options                            1,872,716                                                     1,159      15,637     1,855,920
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options              452,000                                                                             452,000
Cash dividends on Class B
  common stock                      (1,645,292)                     (1,645,292)
Currency translation
  adjustment - net of taxes            (19,186)   $   (19,186)                      (19,186)
Decrease in marketable
  securities-net of taxes              (43,000)       (43,000)                      (43,000)
Net income                             578,997        578,997          578,997
                                                  -----------
      Comprehensive income                        $   516,811
                                                  ===========
                                 -------------                   -------------     --------     --------    --------   -----------
Balance, December 31, 2002         130,659,147                     115,632,819      (50,132)     267,623     826,149    13,982,688
Exercise of stock
  options                            1,653,037                                                     2,544      14,400     1,636,093
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options              711,000                                                                             711,000
Cash dividends on common stock      (1,454,565)                     (1,454,565)
Currency translation
  adjustment - net of taxes            581,425    $   581,425                       581,425
Increase in marketable
  securities-net of taxes               11,100         11,100                        11,100
Net income                           8,167,077      8,167,077        8,167,077
                                                  -----------
      Comprehensive income                        $ 8,759,602
                                                  ===========
                                 -------------                   -------------    ---------    ---------   ---------  ------------
Balance, September 30, 2003      $ 140,328,221                   $ 122,345,331    $ 542,393    $ 270,167   $ 840,549  $ 16,329,781
                                 =============                   =============    =========    =========   =========  =============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
Cash flows from operating activities:
     Net income                                                       $  8,167,077    $  1,218,464
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                                       6,218,809       4,589,702
     Deferred income taxes                                               1,229,000         612,000
     Other                                                                 711,000         455,000
     Changes in operating assets and
      liabilities net of acquisitions                                      606,552      (6,235,479)
                                                                      ------------    ------------
       Net Cash Provided by
        Operating Activities                                            16,932,438         639,687
                                                                      ------------    ------------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                                             (2,047,586)     (4,907,328)
 Payment for acquisitions - net of cash acquired                       (36,169,750)        (34,249)
 Proceeds from sale of marketable
  securities                                                             4,904,875       4,398,129
 Purchase of marketable securities                                      (1,228,873)     (7,560,328)
 Proceeds from repayment by contractors                                     21,750          21,750
                                                                      ------------    ------------
      Net Cash Used in Investing Activities                            (34,519,584)     (8,082,026)
                                                                      ------------    ------------
Cash flows from financing activities:
Proceeds from borrowings                                                10,000,000              --
Loan repayments                                                         (1,000,000)             --
Proceeds from exercise of stock options                                  1,653,037       1,800,653
Dividends paid to common stockholders                                   (1,344,565)     (1,226,073)
                                                                      ------------    ------------
     Net Cash Provided by
      Financing Activities                                               9,308,472         574,580
                                                                      ------------    ------------
Net decrease in cash                                                    (8,278,674)     (6,867,759)
Cash and Cash Equivalents -
 beginning of period                                                    59,002,581      69,278,574
                                                                      ------------    ------------
Cash and Cash Equivalents -
 end of period                                                        $ 50,723,907    $ 62,410,815
                                                                      ============    ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2003            2002
                                                                                ------------    -----------
Changes in operating assets and
  liabilities, net of acquisitions, consist of:
    Increase in accounts
     receivable                                                                 $ (1,131,876)   $ (7,193,047)
    Decrease in inventories                                                          239,907          70,058
    Increase in prepaid expenses and
      other current assets                                                          (429,176)       (183,055)
    Increase in refundable income taxes                                                   --          54,566
    Increase in other assets                                                        (388,507)       (460,612)
    Increase in accounts payable                                                     466,779         813,808
    Increase in accrued expenses                                                     830,210         662,803
    Increase in income taxes payable                                               1,019,215              --
                                                                                ------------     -----------
                                                                                $    606,552    $ (6,235,479)
                                                                                ============    ============
Supplementary information:
Cash paid during the period for:
    Interest                                                                    $    191,900    $         --
                                                                                ============    ============
    Income taxes                                                                $    267,000    $    200,000
                                                                                ============    ============
Non-Cash Investing Activities:

   Unrealized (gain) loss on marketable securities                             $    (11,100)   $     36,000
                                                                                ============    ============
Supplemental disclosure of noncash
   investing activities:
    Fair value of assets acquired (excluding cash
        of $799,000)                                                            $ 36,362,954
    Intangibles                                                                    6,253,917
    Less: Cash on deposit previous year                                           (6,447,121)
                                                                                ------------
                            Net cash paid                                       $ 36,169,750
                                                                                ============

                See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation and Accounting Policies

         The consolidated balance sheet as of September 30, 2003, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2002 was derived from audited financial statements.

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

         CASH EQUIVALENTS - Cash equivalents include short-term investments in
         ----------------
U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2003 and December 31, 2002, cash equivalents approximate $29,031,000 and $41,207,000, respectively.

         MARKETABLE SECURITIES - The Company classifies its investments in
         ---------------------
equity securities as "available for sale", and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income.

         The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially
         ----------------------------
subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. The Company grants credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

         The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure with any one financial instrument.

         INVENTORIES - Inventories are stated at the lower of weighted average
         -----------
cost or market.

         REVENUE RECOGNITION -The Company recognizes revenue in accordance with
         -------------------
the guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

         For certain customers, the Company provides consigned inventory , either at the customer's facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.

         The Company typically has a twelve month warranty policy for workmanship defects. Warranty returns have historically averaged approximately below 1% of net sales.

         GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting
         ------------------------------
Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method of accounting and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment, at least annually (December 31), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Upon adoption of this standard, the Company allocated its goodwill and other intangibles to two reporting units - Telecom (which is part of the Company's North American and Asia segments) and Power Products (which is part of the Company's Asia segment). Goodwill recognized on or before June 30, 2001 was tested for impairment as of the beginning of the fiscal year in which SFAS 142 was initially applied (January 1, 2002) and management concluded that no impairment was indicated.

The Company acquired the Signal Transformer division of Lucent Technologies in October, 1998. The Company refers to this acquisition and related products as its Telecom business. The acquired tangible and intangible assets included manufacturing equipment, proprietary product information, an exclusive supply agreement with Lucent and goodwill. Shortly after the acquisition, the acquired tangible and intangible assets (including goodwill) were allocated to the Company's North America and Asia segments based on a formal third party appraisal of the portion of the Telecom business that would reside in each geographic segment. Accordingly, a portion of the Telecom goodwill is included in each geographic segment. The goodwill relating to the Company's Power Products acquisitions of E-Power Ltd. and Current Concepts, Inc., in May, 2001, and the Insilico Technologies, Inc's passive components group in March 2003, is included exclusively in the Company's Asia segment.

No goodwill or other intangibles have been allocated to Europe.

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

         The provision for income taxes for the first nine months of 2003 was $3.2 million as compared to $1.3 million for the first nine months of 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the nine months ended September 30, 2003 as compared with the same period in 2002 and a valuation allowance that was established in the amount of $.6 million associated with a foreign net operating loss carryforward. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

         The Company was granted a ten year tax holiday in Macau which has an effective tax rate of 8% , which is 50% of the normal tax rate. Such holiday expires during 2004. During the nine months ended September 30, 2003 this holiday provided no benefit to the Company as the entity incurred losses. The deferred tax benefit of the Macau losses were offset by a valuation allowance.

         STOCK-OPTION PLAN -
         -------------------

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

         The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees and directors within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also granted options to directors at a price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair-value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                       Nine Months Ended             Three Months Ended
                                                         September 30,                  September 30,
                                                 -----------------------------   --------------------------
                                                      2003             2002          2003            2002
                                                 -------------    ------------   -----------    -----------
Net earnings - as reported                       $   8,167,077    $  1,218,464   $ 3,629,573    $ 1,746,160
Amortization of stock-based compensation            (1,559,134)     (1,616,951)     (599,702)      (634,003)
                                                 -------------    ------------   -----------    -----------
Net earnings (loss) - proforma                   $   6,607,943    $   (398,487)  $ 3,029,871    $ 1,112,157
                                                 =============    ============   ===========    ===========
Earnings per share - basic - as reported         $        0.74    $       0.11   $      0.33    $      0.16
Earnings (loss) per share - basic - proforma     $        0.60    $      (0.04)  $      0.27    $      0.10
Earnings per share - diluted - as reported       $        0.73    $       0.11   $      0.32    $      0.16
Earnings (loss) per share - diluted - proforma   $        0.59    $      (0.04)  $      0.27    $      0.10


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of ..2% and .9%; expected volatility of 56% and 54%; risk-free interest rate of 2% and 3%; and expected lives of 5 years.

         RESEARCH AND DEVELOPMENT - Research and development costs are expensed
         ------------------------
as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the nine months ended September 30, 2003 and 2002 amounted to $6.2 million and $4.3 million, respectively, and for the three months ended September 30, 2003 and 2002 amounted to $2.5 million and $1.5 million, respectively. The increase for both the nine-month and three-month periods in 2003 is attributed to the APC and Insilco acquisitions.

         EVALUATION OF LONG-LIVED ASSETS - The Company reviews property and
         ------------------------------
equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments,
         -----------------------------------
including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value.

2.       Acquisitions

         On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") Passive Component Group for $37.0 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors, including valuations, actual results and independent formal appraisals, when making these determinations. Management has estimated that approximately $4.1 million of identifiable intangible assets arose from the transaction and will be amortized on a straight line basis over a period of five years.

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

         Both the Company's legacy operations and the acquired Stewart Connector Systems Group ("Stewart") (acquired as part of the Insilco acquisition) are leaders in the high-growth Integrated Connector Module (ICM) market. Consolidating the engineering, manufacturing and sales capabilities of Bel and Stewart are expected to help improve the Company's product leadership and growth rate in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements Stewart's strengths in mechanical design and engineering.

         The Signal Transformer Group (also acquired as part of the Insilco acquisition) adds a new product line and many new customers. The Company expects to leverage the Signal Transformer brand name to develop a magnetics distribution business.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors including valuations, actual results and independent formal appraisals, when making these determination. Management has estimated that the excess of the purchase price over net assets acquired, of approximately $2.0 million, will be allocated to goodwill. Goodwill related to this acquisition has been included in the Company's Asia reporting segment.

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

         The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2002 (in thousands):

                                     Nine Months Ended      Three Months Ended
                                        September 30,          September 30,
                                   ---------------------  ---------------------
                                      2003        2002       2003        2002
                                   ---------   ---------  ---------   ---------
Sales                              $ 131,345   $ 121,240  $  61,377   $  45,398
Net income (loss)                      8,813      (4,650)     3,585         773
Earnings (loss) per share - diluted     0.79       (0.43)      0.32        0.07

         The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as being a representation of the future results of operations of the Company.

         A condensed balance sheet of the major assets and liabilities of the acquired entities at the acquisition date is as follows:

         Cash                                     $    799,000
         Accounts receivable                        14,390,000
         Inventories                                15,845,000
         Prepaid expenses                              961,000
         Income tax receivable                         733,000
         Property, plant and
           equipment                                11,049,000
         Other assets                                  244,000
         Goodwill                                    2,041,000
         Intangible assets                           4,076,000
         Accounts payable                           (2,748,000)
         Accrued expenses                           (3,679,000)
         Income taxes payable                         (164,000)
         Deferred income taxes payable                (266,000)
                                                  ------------
         Net assets acquired                      $ 43,281,000
                                                  ============

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

         The Company recognized an impairment charge in its Telecom business of $5.2 million related to goodwill in 2002. Upon adoption of SFAS 142 on January 1, 2002, the Company completed an impairment test and, based on the results of a valuation performed, management concluded that there was no impairment. This conclusion was based on the results of a discounted projected cash flow model, including an estimate of terminal value and various other generally accepted valuation methodologies. In 2001, the Telecom industry overestimated their future requirements, which resulted in lower revenues and profits for the Company. By late 2002, management had concluded that a market turnaround was not likely to occur as had been expected. It should be noted that during 2001 and 2002, the Company's telecom business did not operate at a loss. However, management concluded, in late 2002, that it needed to revise projected revenue, profit and cash flows projections in 2003 and beyond based on market conditions. Management performed the required annual impairment test as of December 31, 2002 based on the same valuation methodology used by the Company upon adopting SFAS 142 and concluded that an impairment charge of $5.2 million was appropriate.

         Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $968,000 and $711,000 for the nine months ended September 30, 2003 and 2002, respectively and $401,000 and $176,000 for the three months ended September 30, 2003 and 2002, respectively.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been made to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the nine months ended September 30, 2003 the Company paid approximately $136,000 in contingent purchase price payments to Current Concepts ($29,000, $65,000 and $42,000 during the first, second and third quarters of 2003, respectively). The contingent purchase price payments are accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

         The changes in the carrying value of goodwill for the nine months ended September 30, 2003 are as follows:

                                         Total        Asia     North America
                                         -----        ----     -------------
Balance, January 1, 2003              $4,819,563   $3,396,181   $1,423,382
Preliminary goodwill allocation
  related to acquisition               2,041,121    2,041,121           --
                                      ----------   ----------   ----------
Balance September 30, 2003            $6,860,684   $5,437,302   $1,423,382
                                      ==========   ==========   ==========


           As of September 30, 2003, goodwill classified by reporting segment, net of accumulated amortization, consists of the following:

     North America Segment:                                  $1,423,382
                                                             ----------
          (Related to Telecom Acquisition)
     Asia Segment                                             3,968,868
          (Related to the Power Products Acquisitions)
          Telecom reporting unit                              1,468,434
                                                             ----------
              Sub-Totel Asia                                  5,437,302
                                                             ----------

     Consolidated Total                                      $6,860,684
                                                             ==========

         The components of other intangibles are as follows:

                                                     September 30, 2003
                                           Total                           Asia                        North America
                               -----------------------------   ----------------------------    ----------------------------
                               Gross Carrying   Accumulated    Gross Carrying  Accumulated     Gross Carrying  Accumulated
                                   Amount       Amortization       Amount      Amortization        Amount      Amortization
                               --------------   ------------   --------------  ------------    --------------  ------------
Patents and Product
  Information                   $ 5,411,540     $ 1,024,151     $ 1,868,308     $   546,003     $ 3,543,232     $   478,148

Covenants not-to-compete          3,097,667       1,434,191       3,097,667       1,434,191              --              --

Supply agreement                  2,660,000       2,660,000       1,409,800       1,409,800       1,250,200       1,250,200
                                -----------     -----------     -----------     -----------     -----------     -----------
                                $11,169,207     $ 5,118,342     $ 6,375,775     $ 3,389,994     $ 4,793,432     $ 1,728,348
                                ===========     ===========     ===========     ===========     ===========     ===========


                                                     December 31, 2002
                                           Total                           Asia                        North America
                               -----------------------------   ----------------------------    ----------------------------
                               Gross Carrying   Accumulated    Gross Carrying  Accumulated     Gross Carrying  Accumulated
                                   Amount       Amortization       Amount      Amortization        Amount      Amortization
                               --------------   ------------   --------------  ------------    --------------  ------------
Patents and Product
  Information                   $ 1,335,000     $   486,819     $ 1,053,000     $   366,969     $   282,000     $   119,850

Covenants not-to-compete          2,961,411       1,004,426       2,961,411       1,004,426              --              --

Supply agreement                  2,660,000       2,660,000       1,409,800       1,409,800       1,250,200       1,250,200
                                -----------     -----------     -----------     -----------     -----------     -----------
                                $ 6,956,411     $ 4,151,245     $ 5,424,211     $ 2,781,195     $ 1,532,200     $ 1,370,050
                                ===========     ===========     ===========     ===========     ===========     ===========


         Estimated amortization expense for other intangible assets for the next five years is as follows:

                                            Estimated
                                           Amortization
                         December 31,        Expense
                         ------------      ------------
                             2003          $1,349,000
                             2004           1,582,000
                             2005           1,499,000
                             2006           1,301,000
                             2007             905,000

4.       Earnings Per Share

         Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the three and nine months ended September 30, 2003 and 2002, there were no antidilutive options and warrants omitted from the calculation of diluted earnings per share.

5.       Inventories

         There was a strong demand for the Company's products during 1999-2000 due to the growth of the Telecom and Local Area Networking ("LAN") product lines. While sales and profits increased, it was, at times, difficult to obtain raw materials and components at reasonable prices in the Local Area Networking and Telecommunications product lines. Many OEMS (Original Equipment Manufacturers) used third party contract manufacturers, and as the Company concluded in the middle of 2001, its customers and contract manufacturers, in many instances, ordered quantities well in excess of their needs in order to minimize their risk of shortages and/or price increases. In response to the increased demand for certain product lines, the Company entered into non-cancelable forward material purchase orders based on customer forecasts. These forward contracts were necessary to ensure the availability of materials at prices and quantities management projected were necessary to meet anticipated customer orders. Use of non-cancelable forward purchase commitments is a customary practice in the industry.

         In May 2001, the Company received a number of requests from major customers and their contract manufacturers seeking to postpone or cancel orders they had made. The Company took immediate steps to negotiate with its customers and suppliers. With suppliers it cancelled purchase orders where it could, renegotiated contracts to substitute different materials, paid cancellation penalties, or paid suppliers fees not to deliver product. Management also believed that the raw materials on hand in these product lines were either in excess of any foreseeable needs, or would become technologically obsolete before a significant recovery occurred.

         Estimates were made of materials in excess of reasonable projected needs, and, in the second quarter of 2001, a charge of $12.0 million was recorded to reduce the carrying value of on-hand raw material inventory related to the magnetic product lines. This charge included a reserve of $5.0 million related to management's estimate of losses projected to be incurred on non-cancelable purchase orders related to these product lines. Negotiations with both customers and suppliers continued through 2002 in attempts to minimize the Company's estimated losses associated with the cancellation of customer orders and cancellation of non-cancelable purchase orders with suppliers. Ultimately, the Company accepted delivery of approximately $3.1 million of the purchase commitments it attempted to cancel and was able to mitigate losses with suppliers for the remaining $1.9 million reserve established in June, 2001. During that time period, raw material replacement costs dropped dramatically.

         During 2001 and each quarter of 2002, management evaluated existing reserve levels for both non-cancelable purchase orders and other on-hand inventory (other than what had been written-off in June 2001). Adjustments to the existing reserve levels were made each quarter based on management's assessments of the status of settlements with suppliers, estimates of excess levels of on-hand inventory, existing customer backlog and general market conditions. Through September 30, 2003, the Company was able to use approximately $.7 million of the inventory that was included in the June 2001 net $12 million charge. Gross profit was not significantly impacted due to comparable deductions in selling prices that were necessary to be competitive.

         When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. At September 30, 2003, approximately $11.4 million of inventory (at original cost before the write-down or reserve in 2001) was on hand, including $3.1 million of raw materials received from the outstanding purchase commitments. During the third quarter of 2003 approximately $2.5 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

         The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.

                        4th Quarter   2001   $ 164,329

                        1st Quarter   2002       4,538
                        2nd Quarter   2002      68,098
                        3rd Quarter   2002      38,914
                        4th Quarter   2002     271,163

                        1st Quarter   2003      77,069
                        2nd Quarter   2003      80,046
                        3rd Quarter   2003      28,851
                                             ---------
                                             $ 733,008
                                             =========

         The components of inventory are as follows:

                               September 30,  December 31,
                                   2003           2002
                                   ----           ----
          Raw material        $ 14,062,661   $  7,350,130
          Work in progress       3,142,914         53,776
          Finished goods        11,010,824      4,980,566
                              ------------   ------------
                              $ 28,216,399   $ 12,384,472
                              ============   ============

6.       Impairment Loss and Restructuring Charges

         The Company incurred charges during the fourth quarter of 2001 in the total amount of $5.6 million, principally for the write-down of fixed assets ($4.1 million) due to changing customer preferences and projected lower volumes in mature product lines and other charges ($1.5 million) related to the consolidation of the Company's engineering facilities. The charges were computed in accordance with the guidance included in SFAS 121. Accordingly, since management concluded that the future undiscounted cash flows and estimated residual value was less than its carrying value, an impairment loss was recognized which was measured by the difference between the carrying value of the assets and the present value of the discounted estimated future cash flows.

         The fixed assets that were written down principally include telecom equipment and an idle facility in Indiana and are part of the Company's North America and Asia segments. The $5.6 million write-down was included in income
(loss) from operations in cost of sales in the Company's statement of operations in 2001.

         Restructuring Charges
         ---------------------

         During the fourth quarter of 2001 the Company approved a plan related to the consolidation of the Company's engineering facilities. As a result, the Company recognized a restructuring charge of approximately $1.5 million consisting of $.9 million of employee separation costs, $.2 million of related expenses and $.4 million of inventory related items. The number of employees affected by this restructuring was approximately 21. The accrual for employee severance costs was made in accordance with the guidance in EITF 94-3. Prior to such accrual, management adopted a formal plan to consolidate its engineering facilities, all of the affected employees were notified on or about November 9, 2001 and the specific amount of severance was determined and discussed with each employee. The $1.5 million restructuring was included in income (loss) from operations in cost of sales in the Company's statement of operations in 2001.

         During 2003 the Company incurred approximately $.3 million of severance costs and anticipates additional severance expenses for the remainder of the year of approximately $150,000 as more jobs in Hong Kong are moved to mainland China.

7.       Business Segment Information

         The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                                         Nine Months Ended               Three Months Ended
                                                           September 30,                    September 30,
                                                 ------------------------------    ------------------------------
                                                      2003              2002             2003           2002
                                                 -------------    -------------    -------------    -------------
Total Revenues:
   North America                                 $  45,755,115    $  21,282,601    $  18,833,893    $   6,935,903
   Asia                                             85,768,598       64,986,327       29,757,680       25,563,970
   Europe                                            8,353,411               --        3,262,520               --
   Less intergeographic
    revenues                                       (24,244,968)     (17,627,008)      (5,990,445)      (5,098,784)
                                                 -------------    -------------    -------------    -------------
                                                 $ 115,632,156    $  68,641,920    $  45,863,648    $  27,401,089
                                                 =============    =============    =============    =============
Income (loss) from Operations:
  North America                                  $   2,101,819    $   1,531,243    $   1,484,629    $    (180,444)
  Asia                                               8,210,570          259,804        3,574,354        2,174,751
  Europe                                               963,697               --          492,934               --
                                                 -------------    -------------    -------------    -------------
                                                 $  11,276,086    $   1,791,047    $   5,551,917    $   1,994,307
                                                 =============    =============    =============    =============

                                          September 30,    December 31,
                                              2003             2002
                                         -------------    -------------
       Identifiable Assets:
               United States             $  51,599,935    $  46,101,626
               Asia                        120,921,194      118,819,792
               Europe                        5,998,379               --
               Less intergeographic
                 eliminations               (3,599,250)     (18,028,506)
                                         -------------    -------------
       Total Identifiable Assets         $ 174,920,258    $ 146,892,912
                                         =============    =============

8.       Debt

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of the Passive Components division of Insilco Technologies, Inc. The loan will be paid in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (3.1875 percent at September 30, 2003) payable monthly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. As of September 30, 2003, the Company was in compliance with all financial covenants. As of September 30, 2003, the balance due on the term loan was $9.0 million. For the nine and three months ended September 30, 2003, the Company recorded interest expense of $192,000 and $109,000, respectively.

9.       Accrued Expenses

         Accrued expenses consist of the following:

                                          September 30,    December 31,
                                              2003             2002
                                         -------------    -------------
               Sales commissions         $ 1,700,275      $   939,432
               Subcontracting labor        1,881,697        1,838,134
               Salaries, bonuses and
                related benefits           4,738,328        1,742,637
               Other                       2,390,883        1,682,668
                                         -----------      -----------
                                         $10,711,183      $ 6,202,871
                                         ===========      ===========

10.      RETIREMENT FUND AND PROFIT SHARING PLAN

         The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the nine months ended September 30, 2003 and 2002 amounted to approximately $190,000 and $68,000, respectively, and for the three months ended September 30, 2003 and 2002 amounted to approximately $165,000, and $43,000, respectively. As of September 30, 2003, the plans owned 27,370 and 130,631 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

           The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the nine months ended September 30, 2003 and 2002 amounted to approximately $259,000 and $84,000, respectively, and for the three months ended September 30, 2003 and 2002 amounted to approximately $275,000, and $89,000, respectively. As of September 30, 2003, the plan owned 3,323 and 16,842 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

         The Supplemental Executive Retirement Plan (the "Plan") is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount
(i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of
(i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the nine months ended September 30, 2003 and 2002 amounted to approximately $300,000 and $96,000, respectively. The expense for the three months ended September 30, 2003 and 2002 amounted to approximately $111,000 and $96,000, respectively.

11.      Comprehensive Income

                                        Nine Months Ended           Three Months Ended
                                          September 30,                September 30,
                                   -------------------------    -------------------------
                                       2003          2002           2003          2002
                                   -----------   -----------    -----------   -----------
Net earnings                       $ 8,167,077   $ 1,218,464    $ 3,629,573   $ 1,746,160
Currency translation adjustment-
   net of taxes                        581,425        (9,294)        89,671        (8,226)
Increase (decrease) in
  marketable securities -
  net of taxes                          11,100       (36,000)         6,900       (43,000)
                                   -----------   -----------    -----------   -----------
Comprehensive income               $ 8,759,602   $ 1,173,170    $ 3,726,144   $ 1,694,934
                                   ===========   ===========    ===========   ===========

12.      Recent Accounting Pronouncements

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

         The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Inventories

         There was a strong demand for the Company's products during 1999-2000 due to the growth of the Telecom and Local Area Networking ("LAN") product lines. While sales and profits increased, it was, at times, difficult to obtain raw materials and components at reasonable prices in the Local Area Networking and Telecommunications product lines. Many OEMS used third party contract manufacturers, and as the Company concluded in the middle of 2001, its customers and contract manufacturers, in many instances, ordered quantities well in excess of their needs in order to minimize their risk of shortages and/or price increases. In response to the increased demand for certain product lines, the Company entered into non-cancelable forward material purchase orders based on customer forecasts. These forward contracts were necessary to ensure the availability of materials at prices and quantities management projected were necessary to meet anticipated customer orders. Non-cancelable forward purchase commitments is a customary practice in the industry.

         In May 2001, the Company received a number of requests from major customers and their contract manufacturers seeking to postpone or cancel orders they had made. The Company took immediate steps to negotiate with its customers and suppliers. With suppliers it cancelled purchase orders where it could, renegotiated contracts to substitute different materials, paid cancellation penalties, or paid suppliers fees not to deliver product. Management also believed that the raw materials on hand in these product lines were either in excess of any foreseeable needs, or would become technologically obsolete before a significant recovery occurred.

         Estimates were made of materials in excess of reasonable projected needs, and, in the second quarter of 2001, a charge of $12.0 million was recorded to reduce the carrying value of on-hand raw material inventory related to the magnetic product lines. This charge included a reserve of $5.0 million related to management's estimate of losses projected to be incurred on non-cancelable purchase orders related to these product lines. Negotiations with both customers and suppliers continued through 2002 in attempts to minimize the Company's estimated losses associated with the cancellation of customer orders and cancellation of non-cancelable purchase orders with suppliers. Ultimately, the Company accepted delivery of approximately $3.1 million of the purchase commitments it attempted to cancel and was able to mitigate losses with suppliers for the remaining $1.9 million reserve established in June, 2001. During that time period, raw material replacement costs dropped dramatically.

         During 2001 and each quarter of 2002, management evaluated existing reserve levels for both non-cancelable purchase orders and other on-hand inventory (other than what had been written-off in June 2001). Adjustments to the existing reserve levels were made each quarter based on management's assessments of the status of settlements with suppliers, estimates of excess levels of on-hand inventory, existing customer backlog and general market conditions. Through September 30, 2003, the Company was able to use approximately $.7 million of the inventory that was included in the June 2001 net $12 million charge. Gross profit was not significantly impacted due to comparable deductions in selling prices that were necessary to be competitive.

         When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. At September 30, 2003, approximately $11.4 million of inventory (at original cost before the write-down or reserve in 2001) was on hand, including $3.1 million of raw materials received from the outstanding purchase commitments. During the third quarter of 2003 approximately $2.5 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

         The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.

                  4th Quarter   2001   $ 164,329

                  1st Quarter   2002       4,538
                  2nd Quarter   2002      68,098
                  3rd Quarter   2002      38,914
                  4th Quarter   2002     271,163

                  1st Quarter   2003      77,069
                  2nd Quarter   2003      80,046
                  3rd Quarter   2003      28,851
                                       ---------
                                       $ 733,008
                                       =========


Results of Operations
---------------------

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                Percentage of Net Sales  Percentage of Net Sales
                                -----------------------  -----------------------
                                  Nine Months Ended        Three Months Ended
                                     September 30,           September 30,
                                    --------------           --------------
                                     2003    2002             2003    2002
                                    -----    -----           -----    -----

        Net sales                   100.0%   100.0%          100.0%   100.0%
        Cost of sales                72.3     78.7            71.3     77.2
        Selling, general and
         administrative expenses     18.0     18.6            16.6     15.5
        Interest expense              0.2       --             0.2       --
        Interest income               0.3      1.1             0.2      0.8
        Earnings before income
         tax provision                9.8      3.7            12.1      8.1
        Income tax provision          2.8      1.9             4.2      1.7
        Net earnings                  7.0      1.8             7.9      6.4

         The following table sets forth, for the period indicated, the percentage increase (decrease) of items included in the Company's consolidated statements of operations.

                                 Increase (Decrease)      Increase (Decrease)
                                  from Prior Period        from Prior Period
                                  -----------------        -----------------
                                  Nine Months Ended        Three Months Ended
                                  September 30, 2003       September 30, 2003
                                  compared with 2002       compared with 2002
                                  -----------------        -----------------
           Net sales                     68.5%                    67.4%
           Cost of sales                 54.6                     54.6
           Selling, general and
            administrative expenses      62.5                     78.9
           Interest expense                NM                       NM
           Interest income              (60.1)                   (54.4)
           Earnings before
            income tax provision        345.2                    149.2

           Income tax provision         140.5                    299.2
           Net earnings                 570.3                    107.9

NM= Percentage not meaningful

Nine Months ended September 30, 2003 vs.
----------------------------------------
  Nine Months ended September 30, 2002
  ------------------------------------

Sales
-----

         Net sales increased 68.5% from $68,641,920 during the first nine months of 2002 to $115,632,156 during the first nine months of 2003. The Company attributes this increase principally to sales from its two acquisitions in 2003, Insilco and APC, of approximately $37.9 million and strong demand for magnetic sales of $10.2 million offset, in part, by a decrease in value added sales of approximately $.8 million. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

         Sales by Insilco and APC will continue to affect comparisons of 2003 quarters and 2002 quarters through the balance of 2003. The Company cannot assure investors that magnetic products revenues will continue to grow during the balance of 2003, especially in light of the impact that competition may have in the market. The Company has limited visibility as to future magnetic products sales and had sales in excess of 10% of total sales to several customers. The loss of any of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         The significant components of the Company's sales were from magnetic products of $88.6 million (as compared with $50.3 million during the nine months ended September 30, 2002), fuses of $12.7 million (as compared with $12.7 million during the nine months ended September 30, 2002), plugs and cables of $9.5 million(as compared with $-0- during the nine months ended September 30, 2002), and value added sales of $4.8 million (as compared with $5.6 million during the nine months ended September 30, 2002).

         At this time the Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes. Given the change in the nature of the products purchased by customers from period to period, the Company believes that neither unit changes or price changes are meaningful. The Company does not believe that it experienced a material change in unit sales during the nine months ended September 30, 2003 compared to September 30, 2002. Over the past year newer and more sophisticated products with higher unit selling prices have been introduced. As products become mature, average selling prices tend to decrease. Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation. The Company believes that with the current level of engineering and research dollars expended and the engineering teams the Company has in place, it should continue to be an innovative leader in its industry.

Cost of Sales
-------------

         Certain finished goods are manufactured by four independent third party contractors in the Far East. Under the terms of the Company's agreements with these contractors, the Company is only responsible for value-added costs when finished goods pass the Company's quality control inspections. Therefore, no value-added costs are recorded until the Company's Quality Control group approves the finished goods. The Company's raw materials are valued as finished goods when they are returned from these third-party contractors.

         Value-added costs are recorded as incurred for all products manufactured at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Such costs are not significant as a percentage of total inventory costs at any point in time. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, Dominican Republic and Mexico. See "Critical Accounting Policies" above for information regarding the use of inventories in the manufacturing process that have been written down in prior years.

         Cost of sales as a percentage of net sales decreased from 78.7 % during the first nine months of 2002 to 72.3% in 2003. The decrease in the cost of sales percentage is primarily attributable to a 2.1% decrease in material cost as a percentage of sales which offset the slightly lower gross profit margin associated with sales of Insilco products. The decrease in material costs is attributable to the current sales mix and bills of materials currently used in production. The Company also had (expressed as a percentage of sales) decreases of 1.1% for depreciation, 2.0% for direct labor and 1.3% for factory overheads. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations. The decrease in factory overhead expenses as a percentage of sales is primarily attributable to the increase in sales and cost containment measures resulting primarily from the shut down of the Company's Dallas sales, manufacturing and research facility and the Company's Indiana research facility. The closings of the Dallas and Indiana facilities are not expected to materially impact the level of the Company's spending on research and development efforts.

         The acquisition of Insilco resulted in additional cost of sales in the amount of $26.4 million during the nine months ended September 30, 2003. Such cost represented 72.7% of net sales of Insilco products during the nine months ended September 30, 2003. The Company expects increases in cost of sales to continue in future quarters in relation to increases or decreases of Insilco sales.

         Included in cost of sales are research and development expenses of $6.2 million and $4.3 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The increase is principally attributable to increased research and development expenditures at the Company's Power Supply facility and the purchase of the Passive Component Group of Insilco and APC.

Selling, General and Administrative Expenses
--------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.6 % during the first nine months of 2002 to 18.0% during the first nine months of 2003, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $8.0 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco and APC operations of approximately $5.9 million, additional salaries and benefits of $1.4 million, additional professional fees of approximately $.6 million, increased severance amounts of $.3 million, $.3 million write-off of the building in Illinois and increases in sales commissions of $.2 million offset, in part, by reduced selling expenses of approximately $.5 million. This decrease is attributable to reduced shipping charges and sales salaries resulting from the closing of the Texas sales facility.

         The increase in salaries and benefits is principally attributable to bonus and salary increases; professional fees related to Sarbanes - Oxley compliance; severance expense related to moving jobs from Hong Kong to China; and sales expenses principally related to higher foreign sales.

         The Company anticipates continued increases in professional fees for the remainder of the year principally associated with Sarbanes - Oxley compliance. Future increases in sales related expenses and salaries and benefits are more dependent on the future sales growth and profitability of the Company. The Company anticipates additional severance expenses for the remainder of the year, of approximately $150,000, as more jobs in Hong Kong are moved to China. The Company anticipates increases in selling, general and administrative expenses in future quarters principally due to the acquisition of Insilco.

Interest Income - net
---------------------

         Interest income earned on cash and cash equivalents decreased by approximately $461,000 during the first nine months of 2003 compared to the first nine months of 2002. The decrease is due primarily to lower interest rates earned on cash and cash equivalents and lower cash balances due to the use of approximately $36.1 million of cash for the acquisition of the Passive Components Group from Insilco Technologies, Inc. and the communications products division of APC.

Income Tax Provision
--------------------

         The provision for income taxes for the first nine months of 2003 was $3.2 million as compared to $1.3 million for the first nine months of 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the nine months ended September 30, 2003, as compared with the same period in 2002 and a valuation allowance of approximately $.6 million that was established in connection with foreign net operating losses. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

         The Company was granted a ten year tax holiday in Macau at an effective 8% tax rate, which is 50% of the normal tax rate, and expires during 2004. During the nine months ended September 30, 2003 this holiday had no benefit to the Company as the entity incurred losses. The deferred tax benefit of the losses were offset by a valuation allowance.

Net Earnings
------------

         Net earnings for the period March 22, 2003 (date of acquisition) to September 30, 2003 includes approximately $3.4 million attributable to the Passive Component Group. The contribution of APC was not material.

Three Months ended September 30, 2003 vs.
-----------------------------------------
   Three Months ended September 30, 2002
   -------------------------------------

Sales
-----

         Net sales increased 67.4% from $27,401,089 during the third quarter of 2002 to $45,863,648 during the third quarter of 2003. The Company attributes this increase principally to sales from Insilco and APC of approximately $17.2 million and to strong demand for magnetic product sales, which increased by approximately $1.3 million. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

         The significant components of the Company's sales for the three months ended September 30, 2003 were from magnetic products of $35.8 million (as compared with $21.1 million during the three months ended September 30, 2002), plugs and cables of $4.3 million (as compared with $-0- during the three months ended September 30, 2002), fuses of $4.4 million (as compared with $4.1 million during the three months ended September 30, 2002) and value added products of $1.4 million (as compared with $2.2 million during the three months ended September 30, 2002). The increase in sales of magnetic products and plugs and cables reflects the recent acquisition of the Passive Components Group.

         The discussion regarding unit sales and price changes set forth in the nine month analysis is also applicable to the three months ended September 30, 2003 and 2002.

Cost of Sales
-------------

         Cost of sales as a percentage of net sales decreased from 77.2 % during the third quarter of 2002 to 71.3% in 2003. The decrease in the cost of sales percentage is primarily attributable to a decrease of 5% in direct labor and a decrease of 1.9% in material cost as a percentage of sales offset in part by an increase of 2.4% in support labor and related fringe benefits as a percentage of sales. See "Critical Accounting Policies" above for information regarding the use of inventories in the manufacturing process that have been written down in prior years.

         The decrease in direct labor and material costs are primarily attributable to the reasons set forth in the nine-month analysis. The increase in support labor and benefits is primarily associated with high cost as a percentage of sales associated with the Insilco operations.

         The acquisition of Insilco resulted in additional cost of sales in the amount of $12.2 million during the three months ended September 30, 2003. Such cost represented 72.5% of net sales of Insilco products during the three months ended September 30, 2003. The Company expects increases in cost of sales to continue in future quarters in relation to increases or decreases of Insilco sales.

         Included in cost of sales are research and development expenses of $2.5 million and $1.5 million for the three months ended September 30, 2003 and September 30, 2002, respectively. The increase is principally attributable to the increased research and development expenditures associated with the purchase of the Passive Component Group of Insilco and APC.

Selling, General and Administrative Expenses
--------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales increased from 15.5 % during the third quarter of 2002 to 16.6% during the third quarter of 2003. The Company attributes the $3.4 million increase in the dollar amount of such expenses principally to costs associated with the Insilco and APC operations of approximately $3.1 million, additional salaries and benefits of $.4 million, additional professional fees of $.2 million and amortization of identifiable intangible assets of $.2 million in connection with the acquisition of Insilco's Passive Component Group and $.3 million in connection with an impairment loss associated with an idle manufacturing facility in Illinois, offset in part by lower sales salaries and related selling expenses in the amount of $.5 million primarily associated with lower shipping costs and commission expense.

         The increased salaries and professional fees are attributable to the reasons set forth in the nine month analysis.

Interest Income
---------------

         Interest income earned on cash and cash equivalents decreased by approximately $127,000 during the third quarter of 2003 compared to the third quarter of 2002. The decrease is due primarily to the reasons set forth in the nine-month analysis.

Income Tax Provision
--------------------

         The provision for income taxes for the third quarter of 2003 was $1.9 million as compared to $.5 million for the third quarter of 2002. The increase in the provision is due primarily to the same reasons set forth in the nine month analysis. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

Net Earnings
------------

         Net earnings for the quarter ended September 30, 2003 includes approximately $1.6 million attributable to the Passive Component Group. The contribution of APC was not material.

Inflation and Foreign Currency Exchange
---------------------------------------

         During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau pataca or the Chinese renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European sales entity has transactions which are denominated principally in Euros and British pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $44,000 which are included as income from realized foreign exchange and approximately $581,000 in unrealized exchange gains which are included in cumulative other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese renminbi or the Macau pataca could have a material effect on the Company's results of operations.

Liquidity and Capital Resources
-------------------------------

         Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group, the Company has borrowed money under a secured term loan, and has unused lines of credit, as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of the term loan, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

           The Company has a domestic line of credit amounting to $1 million which was unused at September 30, 2003. The Company also has a $10 million domestic revolving line of credit which was unused at September 30, 2003. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components division. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3.1875 percent at September 30, 2003) payable monthly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the nine and three months ended September 30, 2003, the Company recorded interest expense of $192,000 and $-0-, respectively and is in compliance with all of the covenants contained in the loan agreement.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at September 30, 2003. This line of credit expires on December 31, 2003. Borrowing on this line of credit is guaranteed by the U.S. parent.

           For information regarding further commitments under the Company's operating leases, see Note 11 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising Insilco Technologies, Inc.'s ("Insilco") passive component group for $37.0 million in cash, including transaction costs of approximately $1.3 million. Purchase price allocations which have been initially estimated by management will be adjusted after management considers a number of factors, including valuations and independent formal appraisals, when making these determinations. Management has estimated that approximately $4.1 million of identifiable intangible assets arose from the transaction which will be amortized on a straight-line basis over a period of five years. As of March 22, 2003, date of acquisition, a $1.0 million plant closing reserve was established in connection with a Mexican manufacturing facility. As of September 30, 2003, approximately $.3 million remains as a liability.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $6.3 million per year for the years 2003 and 2004. Through September 30, 2003, $-0- of contingent payments have been made. Purchase price allocations have been initially estimated by management and will be adjusted after management considers a number of factors, including valuations and independent formal appraisals, when making these determinations. Management has estimated that the excess of the purchase price over net assets acquired was approximately $2.0 million and has been allocated to goodwill.

         These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003. Significant changes in balance sheet amounts between December 31, 2002 and September 30, 2003 are primarily attributable to the fact that these acquisitions were reflected in the Company's September 30, 2003 balance sheet and were not reflected in the Company's December 31, 2002 balance sheet.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been made to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million in sales through May 2007. During the nine months ended September 30, 2003 the Company paid approximately $136,000 in contingent purchase price payments to Current Concepts ($29,000 through March 31, 2003, $65,000 during the second quarter of 2003, and $42,000 during the third quarter of 2003). The contingent purchase price payments are accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

           On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of September 30, 2003, the Company had purchased and retired 136,000 Class B shares at a cost of approximately $42,000, which reduced the number of Class B common shares outstanding.

         During the nine months ended September 30, 2003, the Company's cash and cash equivalents decreased by approximately $8.3 million, reflecting approximately $36.2 million in payments for acquisitions, $2.0 million in purchases of property, plant and equipment, $1.2 million in purchase of marketable securities and $1.3 million in dividends offset, in part, by $9.0 million from proceeds from net borrowings (net of repayments), $4.9 million from the sale of marketable securities, $1.7 million provided by the exercise of stock options, and $16.9 million provided by operating activities.

         Increases in accounts receivable, inventories, prepaid expenses and property, plant and equipment (approximately $38.4 million of the $40.1 million increase) are associated principally with the acquisition of Insilco and APC.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 48.5% and 55.0% of the Company's total assets at September 30, 2003 and December 31, 2002, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.3 to 1 and 8.7 to 1 at September 30, 2003 and December 31, 2002, respectively.

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

         The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and September 30, 2003.

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

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003. Management believes adopting this statement will not have a material effect on the Company's statement of operations or financial position.

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

     Item 4.  Controls and Procedures

a)       Disclosure controls and procedures. As of the end of the Company's most
         ----------------------------------
         recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

a)       Changes in internal controls over financial reporting. There have been
         -----------------------------------------------------
         no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company is seeking (in arbitration proceedings) monetary damages for alleged breaches by Lucent of the Asset Purchase Agreement and the Supply Agreement. In its answer, Lucent denied many of the material allegations made by the Company and also asserted two counterclaims. The counterclaims seek recovery for alleged losses, including loss of revenue, sustained by Lucent as a result of the Company's alleged breach of various provisions of the Supply Agreement. The parties are currently engaged in extensive discovery proceedings. The Company believes it has substantial and meritorious claims against Lucent and substantial and meritorious defenses to Lucent's counterclaims. However, the Company cannot predict how the arbitrator will decide this matter and whether it will have a material effect on the Company's consolidated financial statements.

b) The Company has received a letter from a third party which states that its patent covers all of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of Insilco; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company believes that none of its products are covered by this patent. However the Company cannot predict the outcome of this matter and whether it will have a material effect on the Company's consolidated financial statements.

c) The Company has received a letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by this patent. However the Company cannot predict the outcome of this matter and whether it will have a material effect on the Company's consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:

                  Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 31.2 Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
                  Exhibit 32.2 Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.4 - Exhibit 99.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is hereby incorporated by reference.

         (b)      Current Report on Form 8-K:

                  The Company Submitted a Current Report On Form 8-K on July 28, 2003, disclosing (under Items 7 and 12) results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BEL FUSE INC.



                                      By: /s/ Daniel Bernstein
                                          -------------------------------
                                          Daniel Bernstein, President and
                                          Chief Executive Officer

                                      By: /s/ Colin Dunn
                                          -------------------------------
                                          Colin Dunn, Vice President of Finance

Dated:  November 12, 2003

                                  EXHIBIT INDEX
                                  -------------

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Vice President of Finance pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of the Vice President of Finance pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.4 - Exhibit 99.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is hereby incorporated by reference.