Form 10-K
period 2003-12-31
BEL FUSE INC /NJ
filed 2004-03-12
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Fiscal Year Ended December 31, 2003

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from               to
                                             -------------    -------------

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

               206 Van Vorst Street, Jersey City, New Jersey 07302
                                 (201) 432-0463
               ---------------------------------------------------
               (Address and telephone number, including area code,
                  of registrant's principal executive office)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes   X         No
    -----          -----

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $225,135,000.

         Number of shares of Common Stock outstanding as of March 1, 2004:
2,701,663 Class A Common Stock; 8,515,192 Class B Common Stock

Documents incorporated by reference:

         Bel Fuse Inc.'s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                 BEL FUSE INC.
                                      INDEX

                                                                            Page
Part I
------

         Item 1.      Business..............................................   1

         Item 2.      Properties............................................  16

         Item 3.      Legal Proceedings.....................................  18

         Item 4.      Submission of Matters to a Vote of Security Holders...  18

Part II
-------

         Item 5.      Market for Registrant's Common Equity
                      and Related Stockholder Matters.......................  19

         Item 6.      Selected Financial Data...............................  21

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................  23

         Item 7A.     Quantitative and Qualitative Disclosures About
                      Market Risk...........................................  41

         Item 8.      Financial Statements and Supplementary Data...........  41

         Item 9.      Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure................  43

         Item 9A.     Controls and Procedures...............................  43

Part III
--------

         Item 10.     Directors and Executive Officers of the Registrant....  44

         Item 11.     Executive Compensation................................  44

         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters........  44

                                 BEL FUSE INC.

                                 INDEX (Con't)

                                                                            Page
Part III (Con't)
----------------

         Item 13.     Certain Relationships and Related Transactions........  44

         Item 14.     Principal Accountant Fees and Services................  44

Part IV
-------

         Item 15.     Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K...................................  45

Signatures..................................................................  48


*Page F-1 follows page 42

                           FORWARD LOOKING INFORMATION

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in this Company's Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain Forward-Looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of this Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

PART I
Item 1.   Business
          --------

         General
         -------

         Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel's ever-expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

         With over 50 years in the electronics industry, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries. Founded in 1949, the Company has a strong track record of technical innovation working with the engineering communities of market leaders. Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development. By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

         The Company, which is organized under New Jersey law, does not have reportable segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company also operates facilities in North America, Europe and the Far East and trades on the NASDAQ (BELFA and BELFB). For information regarding Bel's three geographic reporting units, see
Note 11 of the Notes to Consolidated Financial Statements.

         The terms "Company" and "Bel" as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups
--------------

Magnetics
     o   Discrete components
     o   Power transformers
     o   MagJack(R) integrated connector modules

         The Company, a leading producer of discrete magnetic components, markets an extensive line of products (transformers, filters, common mode chokes and delay lines) used in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through various network equipment helping to ensure accurate data and/or voice transmission. Bel's magnetic components are also used in the automotive and consumer products markets.

         Power transformer products include standard and custom designs that have been added to the Company's product mix as a result of the Signal Transformer acquisition. Manufactured for use in alarm, security and medical products, these devices are designed to comply with international safety standards governing transformers, including UL, CSA, IEC, TUV and VDE.

         Marketed under the brand name MagJack(R), Bel's integrated connector modules combine the Company's magnetic components with combinations of RJ45 and USB connectors. In addition to connectivity, these modules provide the signal conditioning, electro-magnetic interference suppression and signal isolation previously performed by multiple, discrete magnetic components. Implemented extensively in networking and computer products, MagJacks have been installed in over 150 million ports worldwide.

Modules
     o   Power conversion modules
     o   Integrated analog front end modules
     o   Custom modules

         Bel's Power conversion products include standard and custom non-isolated DC/DC converters designed specifically to power low voltage silicon devices. The need for converting one DC voltage to another voltage is growing rapidly as the developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. These DC/DC converters are used in data networking equipment, distributed power architecture, telecommunication devices, as well as computers and peripherals.

         The Company develops IC-compatible, integrated front end modules for broadband and telecommunication applications. These modules, including products acquired in the APC transaction, can eliminate the need for several discrete components by providing the same functionality in a single, compact device.

         The Company continues to pursue market opportunities, such as those in the automotive industry, where it can supply customized value-added modules to customers requiring integrated products that combine one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

Circuit Protection
     o   Miniature fuses
     o   Micro fuses
     o   Surface mount fuses

         The Company's circuit protection products include board level fuse designs (miniature, micro and surface mount fuses) designed for the global electronic and telecommunication markets. Fuses prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire.

         While the Company continues to manufacture traditional fuse types, its surface mount chip fuses are in high demand for use in space-critical applications such as mobile phones and computers. Like a majority of Bel's fuse products, the chip fuses comply with RoHS standards for the elimination of lead and other hazardous materials.

         The Company's circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones and networking equipment.

Interconnect
     o   Passive jacks
     o   Plugs
     o   Cable assemblies

         Through the Stewart Connector acquisition, the Company has added a comprehensive line of modular connectors, including RJ45 and RJ11 passive jacks, plugs and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company's connector products are designed to meet all major performance standards including newly released Category 6 compliant products targeted to next generation network standards for Gigabit Ethernet and 10Gigabit Ethernet.

         The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

----------------------------------------------------------------------------------------------------------------------
               PRODUCT GROUP                               FUNCTION                            APPLICATION
----------------------------------------------------------------------------------------------------------------------
MAGNETICS
----------------------------------------------------------------------------------------------------------------------
      Discrete Components                  Condition, filter and isolate the       Network switches, routers, hubs and
                                           electronic signal to ensure accurate    PCs used in 10/100Base-TX, Gigabit,
                                           data and/or voice transmission.         VoIP, home networking and cable
                                                                                   modem applications.
----------------------------------------------------------------------------------------------------------------------
      Power Transformers                   Safety isolation and distribution.      Power supplies, alarm, fire
                                                                                   detection and security systems,
                                                                                   HVAC, lighting and medical
                                                                                   equipment.
----------------------------------------------------------------------------------------------------------------------
      MagJack(R) Integrated Connector      Condition, filter and isolate an        Network switches, routers, hubs and
      Modules                              electronic signal to ensure accurate    PCs used in 10/100Base-TX, Gigabit,
                                           data and/or voice transmission and      and VoIP.
                                           to provide RJ45 and USB connectivity
----------------------------------------------------------------------------------------------------------------------
MODULES
----------------------------------------------------------------------------------------------------------------------
      Power Conversion Modules             Convert DC voltage level to other       Networking equipment, distributed
      (DC/DC Converters)                   DC level as required to meet the        power architecture, telecom
                                           power needs of low voltage silicon      devices, computers and peripherals.
                                           devices
----------------------------------------------------------------------------------------------------------------------
      Integrated Analog Front End          Condition, filter and isolate the       Broadband and telecom equipment
      Modules                              electronic signal to ensure accurate    supporting ISDN, T1/E1, xDSL
                                           data and/or voice transmission.         technologies.
----------------------------------------------------------------------------------------------------------------------
      Custom Modules                       Integrate several discrete devices to   Automotive products.
                                           provide customized, space-saving
                                           solution.
----------------------------------------------------------------------------------------------------------------------
CIRCUIT PROTECTION
----------------------------------------------------------------------------------------------------------------------
      Miniature Fuses                      Protects devices by preventing          Power supplies, electronic
                                           current in an electrical circuit        ballasts and consumer
                                           from exceeding acceptable levels.       electronics.
----------------------------------------------------------------------------------------------------------------------
      Micro Fuses                          Protects devices by preventing          Cellular phone chargers,
                                           current in an electrical circuit from   consumer electronics, power
                                           exceeding acceptable levels.            supplies and set top boxes.
----------------------------------------------------------------------------------------------------------------------
      Surface Mount Fuses                  Protects devices by preventing          Cellular phones, mobile
                                           current in an electrical circuit        computers, IC and battery
                                           from exceeding acceptable levels.       protection, power supplies and
                                                                                   telecom line cards.
----------------------------------------------------------------------------------------------------------------------
INTERCONNECT
----------------------------------------------------------------------------------------------------------------------
      Passive Jacks                        RJ45 and RJ11 connectivity              Network routers, hubs, switches
                                                                                   and patch panels deployed in
                                                                                   Category 5, 5e and 6 cable
                                                                                   systems.
----------------------------------------------------------------------------------------------------------------------
      Plugs                                                                        Network routers, hubs, switches and
                                           RJ45 and RJ11 connectivity              patch panels deployed in
                                                                                   Category 5, 5e and 6 cable
                                                                                   systems.
----------------------------------------------------------------------------------------------------------------------
      Cable Assemblies                     RJ45 and RJ11 connectivity              Structured Category 5, 5e and 6
                                                                                   cabling systems (premise wiring).
----------------------------------------------------------------------------------------------------------------------

Acquisitions
------------

         Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base. Furthermore, acquisitions continue to be a key element in the Company's growth strategy. The Company frequently evaluates possible acquisition targets that would provide an expanded product and technology base that will allow the Company to further penetrate its strategic customers and/or an opportunity to reduce overall operating expense as a percentage of revenue. Bel also looks at whether the targets are positioned to take advantage of the Company's low cost manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

         On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million (including cash acquired of $799,000) in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group ("Stewart"), InNet Technologies ("InNet") and the Signal Transformer Group ("Signal Transformer"). The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets will be amortized on a straight line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $.6 million has been included in the Company's North America and European reporting units, respectively.

         The Company believes that the purchase of Insilco's Passive Components Group was a logical strategic fit with Bel's existing products and markets. With the increased diversification of its product line, the Company believes it has become a more attractive supplier to current customers seeking a greater variety of products.

         Both Bel and the acquired InNet/Stewart Group were leaders in the Integrated Connector Module ("ICM") market with their respective MagJack product offerings. Consolidating the engineering, manufacturing and sales capabilities of Bel and Stewart has strengthened the Company's leadership in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements Stewart's strengths in mechanical design and engineering. The San Diego based InNet group was dissolved into Bel's existing San Diego operations.

         The Signal Transformer Group adds a new product line of 60Hz power transformers and many new customers. The Company is seeking to capitalize on Signal Transformer's broad base of customers with Bel's expanded product offering.

         Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payment amounts were due for 2003. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values.

Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

         There was no in-process research and development acquired as part of Insilco Passive Components Group and APC acquisitions.

         These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the Passive Components Group of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

         The following unaudited pro forma summary results of operations assumes that both the Passive Components Group of Insilco and APC had been acquired as of January 1, 2002 (in thousands, except per share data):

                                                   Year Ended
                                                   December 31,
                                                   ------------
                                                2003          2002
                                                ----          ----
Net sales                                     $174,211      $167,089
Net earnings (loss)                             14,553       (2,614)
Earnings (loss) per share - diluted               1.30        (0.24)

         The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as a representation of the future results of operations of the Company.

         A condensed balance sheet of the major assets and liabilities of the acquired entities at the acquisition dates is as follows:

         Cash                                        $     799,000
         Accounts receivable                            14,764,000
         Inventories                                    15,613,000
         Prepaid expenses                                  327,000
         Property, plant and
           equipment                                    11,049,000
         Other assets                                      244,000
         Goodwill                                        5,062,000
         Intangible assets                               1,600,000
         Accounts payable                               (2,748,000)
         Accrued expenses                               (3,540,000)
         Income taxes payable                              566,000
         Deferred income taxes payable                    (421,000)
                                                     -------------

         Net assets acquired                         $  43,315,000
                                                     =============

         Sales and Marketing

         The Company sells its products to customers throughout North America, Western Europe and the Far East. Sales are made through one of three channels: direct strategic account managers, independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to larger customers in order to facilitate technical partnerships for engineering development of IC-compatible components and modules.

         Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2003, the Company had a sales and support staff of 49 persons that supported a network of 88 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

         Sales support functions have also been established and located in Bel facilities around the world to provide timely, efficient support for customers. This supplemental level of service, in addition to first-line sales, enables the Company to be more responsive to customers needs on a global level. The Company's marketing capabilities include product management which drives new product development, application engineering for technical support and marketing communications.

         Research and Development

         The Company's engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.

         The Company also sponsors membership in technical standards organizations that allow Bel's engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

         Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $8.4 million, $6.6 million and $5.0 million, respectively. The increase for the year ended December 31, 2003 is principally attributed to increased expenditures at the Company's Power Products group facilities and operations of the recently acquired Passive Components Group of Insilco and APC.

         Competition

         The Company operates in a variety of markets all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of Bel's products. It is management's opinion that Bel's expanded product portfolio helps to differentiate the Company in these markets and, as a result, reduces the possibility of any single direct competitor operating across all product groups.

         The Company's ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also play a significant role and give Bel a favorable position in relation to many of its competitors. Management intends to maintain a strong competitive posture in the Company's markets by continued expansion of the Company's product lines and ongoing investment in research, development and manufacturing resources.

         Employees

         As of December 31, 2003, the Company had 1,479 full-time employees. The Company employed 577, 864 and 38 people in its North American, Asian and European facilities, respectively, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union. The Company believes that its relations with employees are satisfactory.

         Suppliers

         The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

         With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for the Company's products. In the past, the Company has experienced shortages in certain raw materials, such as capacitors and ferrites, when these materials were in great demand. Even though the Company may have more than one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the times desired by the Company.

Backlog
-------

         The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 29, 2004 was approximately $29.7 million, as compared with a backlog of $14.3 million as of February 25, 2003, which excludes the backlog of the Insilco Group. Management expects that all of the Company's backlog as of February 25, 2004 will be shipped by December 31, 2004. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated reduced lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog may no longer be a reliable indicator of the timing of future sales. See "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property
---------------------

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

         The Company utilizes U.S. registered trademarks to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

         AVAILABLE INFORMATION

         The Company maintains a website at www.belfuse.com where it makes available the proxy statements, press releases and reports on Form 4, 8-K, 10-K and 10-Q that it and its insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to the Company's financial and product news. In addition, the Company provides notification of and access to voice and Internet broadcasts of its quarterly and annual results.

Risk Factors

         An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all other information contained in this Annual Report before making investment decisions with respect to our common stock.

         WE DO BUSINESS IN A VERY DIFFICULT ECONOMIC ENVIRONMENT.

We and others in the electronic component industry have for the past several years experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals, and introduction of fewer new products. This decline is primarily attributable to a slowing of growth in the internet and broadband markets. This slowdown may continue and may become more pronounced. The current economic environment, as well as recessionary trends in the global economy, makes it more difficult for us to predict our future sales, which also makes it more difficult to manage our operations, and could materially and adversely impact our results of operations.

         WE DO BUSINESS IN A HIGHLY COMPETITIVE INDUSTRY

Our business is highly competitive worldwide, with relatively low barriers to competitive entry. We compete principally on the basis of product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. The electronic components industry has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than us, have significant financial resources and technological capabilities.

         OUR BACKLOG FIGURES MAY NOT BE RELIABLE INDICATORS.

Many of the orders that comprise our backlog may be canceled by customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. Customers often cancel orders when business is weak and inventories are excessive. Therefore, we cannot be certain the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

         THERE ARE SUBSTANTIAL PRESSURES ON US TO LOWER OUR PRICES.

The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasing pressure on suppliers to lower prices. Our profits will suffer if we are not able to reduce our costs of production or induce technological innovations as sales prices decline.

         WE ARE DEPENDENT ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

Our future operating results are dependent, in part, on our ability to develop, produce and market new and more technologically advanced products. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to timely develop and bring to market new products and applications to meet customers' changing needs.

         OUR ACQUISITIONS MAY NOT PRODUCE THE ANTICIPATED RESULTS.

A significant portion of our recent growth is from acquisitions. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. We also cannot assure you that acquisitions we complete will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.

If our acquisitions fail to perform up to our expectations, or as the value of goodwill decreases, we could be required to record a loss from the impairment of the asset. Integration of new acquisitions into our consolidated operations may result in lower average operating results for the group as a whole.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. Our inability to achieve these goals could have a material and adverse effect on our results of operations.

We intend to continue to seek additional acquisition candidates, although we cannot predict when or if we will make any additional acquisitions, and what the impact of any such acquisitions may have on our financial performance. If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt or equity. If we borrow money to finance acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants. Under our existing credit facility, we are required to obtain our lenders' consent for certain additional debt financing, to comply with other covenants including the application of specific financial ratios, and may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required.

         WE MAY BE IMPACTED BY OUR COMPETITORS' OVERCAPACITY

Any drop in demand or increase in supply of our products due to the overcapacity of our competitors could cause a dramatic drop in our average sales prices causing a decrease in our gross margins.

         WE ARE EXPOSED TO WEAKNESSES IN INTERNATIONAL MARKETS, INCLUDING THE WEAKNESSES ASSOCIATED WITH THE SARS EPIDEMIC, AND OTHER RISKS INHERENT IN FOREIGN TRADE.

We have operations in seven countries around the world outside the United States, and approximately 68.3% of our revenues during 2003 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest. These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results. In particular, current medical epidemic conditions in the Far East could materially and adversely affect our business operations there and elsewhere.

Although our operations have traditionally been largely transacted in US dollars or US dollar linked currencies, recent world financial instability and recent acquisitions in the Dominican Republic, Mexico, Germany, the United Kingdom, Hong Kong and The Peoples' Republic of China may cause additional foreign currency risks.

Other risks inherent in doing trade internationally include; expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country.

While we have benefited from favorable tax treatment in many of the countries where we operate, the benefits we currently enjoy could change if laws or rules in the United States or those foreign jurisdictions change, incentives are changed or revoked, or we are unable to renew current incentives.

         WE MAY EXPERIENCE LABOR UNREST.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.

         WE RELY UPON OUR ABILITY TO PROCURE HIGH QUALITY RAW MATERIALS AT COST-EFFECTIVE PRICES.

Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices on existing inventories and purchase commitments for these materials.

         As product life cycles shorten and during periods of market slowdowns, the risk of material obsolescence increases and this may adversely impact our financial results.

         OUR RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY IMPACTED BY ENVIRONMENTAL AND OTHER REGULATIONS.

         Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging and responsibility for disposal of products or product packaging. More stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

         OUR RESULTS MAY VARY SUBSTANTIALLY FROM PERIOD TO PERIOD.

         Our revenues and expenses may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, our product mix and general market and economic conditions. Such variations could significantly impact our stock price.

         DUE TO THE DYNAMIC NATURE OF OUR INDUSTRY, CHANGES IN THE MARKET, INCLUDING THE RECENT CONTRACTION, MAY RESULT IN A MATERIAL REDUCTION IN THE DEMAND FOR OUR PRODUCTS.

     The Company and others in the electronic component industry have, for the past several years, experienced an overall decline in product demand on a global basis resulting in order cancellations and deferrals. This decline has been primarily attributable to a slowing of growth in the internet and broadband markets. While certain indicators have recently shown that economic conditions are improving, we cannot predict the strength or duration of the recovery. This complex economic environment makes it more difficult for us to predict our future sales, which also makes it more difficult to manage our operations, and could materially and adversely impact our results of operations.

REDUCED PRICES FOR OUR PRODUCTS RESULTING FROM INCREASED COMPETITION AND/OR EXCESS CAPACITY IN THE INDUSTRY MAY ADVERSELY AFFECT PROFITABILITY.

     The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasing pressure on suppliers to lower prices. In addition, increased competition from low cost suppliers around the world has put further pressures on pricing. The Company continually strives to lower its costs, negotiate better pricing for components and raw materials and improve our operating efficiencies. Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production or introduce technological innovations as sales prices decline.

A SHORTAGE OF AVAILABILITY OR AN INCREASE IN THE COST OF RAW MATERIAL AND COMPONENT MAY NEGATIVELY IMPACT PROFIT MARGINS.

     Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials. Many of these materials and components are produced by a limited number of suppliers and may be constrained by supplier capacity.

     Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices on existing inventories and purchase commitments for these materials.

RAPID SHIFTS IN DEMAND FOR VARIOUS PRODUCTS MAY CAUSE SOME OF OUR INVENTORY OF RAW MATERIAL, COMPONENTS OR FINISHED GOODS TO BECOME OBSOLETE.

     The life cycles and demand for our products are directly linked to the life cycles and demand for the end products into which they are designed. Rapid shifts in the life cycles or demand for these end products due to technological shifts, economic conditions or other market trends may result in material amounts of inventory of either raw materials or finished goods becoming obsolete. While the Company works diligently to manage inventory levels, rapid shifts in demand may result in obsolete or excess inventory and impact financial results.

A LOSS OF THE SERVICES OF THE COMPANY'S EXECUTIVE OFFICERS OR OTHER SKILLED EMPLOYEES COULD NEGATIVELY IMPACT OUR OPERATIONS AND RESULTS.

     The success of the Company's operations is largely dependent upon the performance of its executive officers, managers, engineers and sales people. Many of these individuals have a significant number of years of experience within the Company and or the industries in which we compete and would be extremely difficult to replace. The loss of the services of any of these employees may materially and adversely impact our results of operations if we are unable to replace them in a timely manner.

OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

o        announcements of technological or competitive developments;
o        acquisitions or strategic alliances by us or our competitors;
o        the gain or loss of a significant customer or order;
o changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or
o        general market or economic conditions.

         In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED UNDER THE CURRENT STATE OF THE LAW.

         We cannot assure you we will be successful in protecting our intellectual property through patent or other laws. As a result, other companies may be able to develop and market similar products which could materially adversely affect our business.

WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE MAY INCUR DEFENSE COSTS AND POSSIBLY ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS.

         From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may materially adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

Item 2.    Properties
           ----------

         The Company is headquartered in Jersey City, New Jersey where it owns 62,000 square feet of office and warehouse space. The Company operates nine manufacturing facilities in four countries as of December 31, 2003. An additional 64,000 square foot manufacturing facility is being constructed in the People's Republic of China (the "PRC") to meet customer demand and to move manufacturing from higher cost countries to lower cost areas.

         The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2003.

                                                               Percentage
                               Approximate    Owned/           Used for
Location                       Square Feet    Leased           Manufacturing

Donnguan, People's
  Republic of China                145,000    Leased                96%
Zhongshan, People's
  Republic of China                242,000    Leased               100%
Zhongshan, People's
  Republic of China                 34,000    Leased               100%
Hong Kong                           35,000    Owned                100%
Macau                               77,000    Owned                 58%
Dominican Republic                  29,000    Leased               100%
Cananea, Mexico                     28,000    Leased                65%
Inwood, New York                    35,000    Owned                100%
Glen Rock, Pennsylvania             74,000    Owned                100%
                               -----------

                                   699,000
                               ===========

         In addition to this manufacturing space, 223,000 square feet of space is used for engineering, warehousing, sales and administrative support functions at various locations and 275,000 square feet of space is used for dormitories, canteen and other employee related facilities in the PRC and the Special Administrative Regions of Hong Kong and Macau in Asia.

o The Territory of Hong Kong became a Special Administrative Region ("SAR") of The People's Republic of China during 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China and the Dominican Republic will affect its contractual arrangements in China or labor relationships in the Dominican Republic. A significant portion of the Company's manufacturing operations and approximately 55% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

o The Company also has an idle facility of 46,300 square feet in Illinois which it owns and an idle facility of 14,900 square feet in Texas that it leases through March 15, 2004.

o Approximately 30% of the 1,197,000 square feet the Company occupies is owned while the remainder is leased. The Company closed its Texas facility during the fourth quarter of 2002 and its Indiana facility during the second quarter of 2003 and relocated some of the employees to California. See Note 15 of the Notes to the Consolidated Financial Statements for additional information pertaining to leases.

Item 3.         Legal Proceedings
                -----------------

a) The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its telecom business in 1998. The Company believes that the seller breached the terms of a realted Global Procurement Agreement dated October 2, 1998 and is seeking damages related thereto. During February, 2004, the Company and the seller have agreed in principle to settle the matter. The settlement, if successfully concluded, will result in a payment to the Company and an unconditional release by the seller of all conterclaims against the Company. The gain contingency will be recognized when received.

b) The Company has received a letter from a third party which states that its patent covers all of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company has received another letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position. The Company cannot predict the outcome of these matters, however, management believes that the ultimate resolution of these matters will not have a material impact on the Company.

         The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                                     PART II
                                     -------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters
            -------------------

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

                                  Class A     Class A      Class B     Class B
                                    High        Low         High         Low
Year Ended December 31, 2002
  First Quarter                     $26.05      $19.50       $26.80      $21.69
  Second Quarter                     24.84       22.00        27.80       23.72
  Third Quarter                      23.50       16.00        27.00       19.44
  Fourth Quarter                     18.74       14.61        21.85       16.97

Year Ended December 31, 2003
  First Quarter                     $19.20      $15.74       $21.97      $18.96
  Second Quarter                     20.99       14.70        23.90       18.17
  Third Quarter                      24.70       18.50        27.64       21.11
  Fourth Quarter                     30.00       22.51        33.80       25.66

         The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ National Market.

(b)     Holders
        -------

         As of February 28, 2004 there were 111 registered shareholders of the Company's Class A Common Stock and 123 registered shareholders of the Company's Class B Common Stock. The Company estimates that there were 4,797 beneficial shareholders of Class A Common Stock and 3,349 beneficial shareholders of Class B Common Stock as of February 28, 2004.

(c)     Dividends
        ---------

         There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 3, 2003, April 29, 2003, August 1, 2003, and November 3, 2003 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $411,674, $412,411, $413,536, and $419,639, respectively. On August 1, 2003 and November 3, 2003 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $106,617 and $107,617, respectively. On February 1, 2002, May 1, 2002, August 1, 2002, and November 1, 2002 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $404,351, $410,199, $410,874, and $411,299, respectively. On February 2, 2004 the Company paid a $.04 and $.05 per share dividend to all shareholders of record at January 15, 2004 of Class A and Class B Common Stock in the amount of $107,641 and $422,474, respectively. The Company currently anticipates paying these dividends in the future.

(d)     Securities authorized for issuance under the Equity Compensation Plans
        ----------------------------------------------------------------------

                      Equity Compensation Plan Information


                                      Number of securities to be      Weighted average exercise
                                       issued upon exercise of      price of outstanding options,     Number of securities remaining
                                    outstanding options, warrants      warrants and rights            available for future issuance
         Plan category                      and rights

Equity compensation plans approved
by security holders                           712,600                      $     21.61                            925,000

Equity compensation plans not
approved by security holders                       --                              --                                  --
                                              -------                                                             -------
Totals                                        712,600                      $     21.61                            925,000
                                              =======                                                             =======

Item 6.  Selected Financial Data

                                                                  Years Ended December 31,
                                            ----------------------------------------------------------------
                                                 2003         2002         2001         2000         1999
                                                 ----         ----         ----         ----         ----
                                                   (In thousands of dollars, except per share data)

Selected Statements of Operations Data: (a) (b)

Net sales                                      $158,498    $ 95,528     $ 96,045    $ 145,227     $ 119,464
Cost of sales                                   113,813      72,420       89,603       88,479        76,113
Selling, general and
  administrative expenses                        26,757      22,270       21,561       23,284        19,502
Other income - net                                  249         940        2,411        3,912           878
Earnings (loss) before provision
(benefit) for income taxes                       18,177       1,778     (12,709)       37,376        24,727
Income tax provision (benefit)                    4,413       1,199        (547)        5,159         3,435
Net earnings (loss)                              13,764         579     (12,162)       32,217        21,292
Earnings (loss) per common
  share - basic                                    1.25        0.05       (1.13)         3.04          2.03
Earnings (loss) per common
  share - diluted                                  1.23        0.05       (1.13)         2.94          1.98
Cash dividends declared per
  Class A common share                             0.08          --          --            --            --
Cash dividends declared per
  Class B common share                             0.20        0.20         0.20         0.20          0.20

                                                                    As of December 31,
                                            ----------------------------------------------------------------
                                                 2003         2002         2001         2000         1999
                                                 ----         ----         ----         ----         ----
                                                    (In thousands of dollars, except per share data)

Selected Balance Sheet Data:

Working capital                                $101,751    $ 82,986     $ 83,698     $ 97,720      $ 66,768
Total assets                                    181,817     147,840      147,517      169,513       125,138
Long term debt                                    6,500          --           --           --            --
Stockholders' equity                            146,855     130,659      129,463      141,016       110,254
Book value per share                              13.16       11.95        12.02        13.25         10.46
Return on average
  total assets, %                                  7.95        0.40        (7.60)       21.87         18.25
Return on average
  Stockholders'
  equity, %                                        9.93        0.44        (8.80)       25.64         20.93


(a) On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285 in cash (including acquisition expenses). During the year ended December 31, 2003 and 2002 the Company paid $209 and $61 in contingent purchase price payments, respectively. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition.

(b) See Item 1 for information regarding the acquisition during 2003 of APC and the Passive Components Group of Insilco. Both of these transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the Insilco Passive Components Group and APC have been included in the Company's financial statements since their respective dates of acquisition.

(c) Includes gains of $1,081 from the sale of marketable securities in 2000.

(d) After giving retroactive effect to a two for one stock split payable in the form of a dividend on December 1, 1999.

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

Allowance for Doubtful Accounts
-------------------------------

         The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its reserves by both specific identification of customer accounts were appropriate and the application of historical loss experience to non-specific accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory
---------

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

         When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. At December 31, 2003, approximately $8.7 million of inventory (at original cost before the write-down or reserve in 2001) was on hand, including $3.1 million of raw materials received from the outstanding purchase commitments. During the third quarter of 2003 approximately $2.5 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

         The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.

         4th Quarter                  2001       $ 164,329

         1st Quarter                  2002           4,538
         2nd Quarter                  2002          68,098
         3rd Quarter                  2002          38,914
         4th Quarter                  2002         271,163

         1st Quarter                  2003          77,069
         2nd Quarter                  2003          80,046
         3rd Quarter                  2003          28,851
         4th Quarter                  2003          98,263
                                                 ---------

                                                 $ 831,271
                                                 =========

Acquisitions
------------

         Acquisitions continue to be a key element in the Company's growth strategy. If the Company's evaluation of a target company misjudges its technology, estimated future sales and profitability levels, or ability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability. The Company recorded a goodwill impairment charge of $5.2 million in 2002.

Income Taxes
------------

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

Overview
--------

         Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel's expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

         During 2003, sales increased $52.6 million from the acquisition by the Company of Insilco's Passive Components Group and APC.

         Gross profit margins have been favorably impacted due to various cost cutting measures implemented by the Company. During 2002 the Company closed its Texas sales, manufacturing and research and development facility along with its Indiana research and development facility. Some of the research and development jobs were consolidated in the Company's San Diego, California research and development facility. These cost cutting measures continued into 2003 as many manufacturing and administrative positions were moved from Hong Kong to China and a Mexican facility was closed and the business was moved to the Dominican Republic.

         In 2002, the Company recorded a $5.2 million goodwill impairment charge ($4.3 million net of tax benefit) related to North America and Asia goodwill.

         During 2001 the Company expensed approximately $14.6 million (which included a $12 million write-down taken in the second quarter) in inventory and outstanding purchase commitments primarily as a result of the worldwide slow down in demand for the Company's products, especially in the Telcom sale sector. During 2001 the Company incurred a $5.6 million charge for the write down of fixed assets due to changing customer preferences and projected lower volumes in mature product lines.

         The Company defines net sales or revenue as gross sales minus returns and allowances. Revenue for the Company grew steadily from 1996 through 2000. Bel weathered the economic storms during 2001 and 2002 and the resulting market downturn. It is management's opinion that Bel's conservative financial approach, coupled with efforts to streamline and economize operations, helped maintain stability and profitability despite significant market challenges during this period.

Results of Operations
---------------------

         The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                               Percentage of Net Sales
                                   --------------------------------------------
                                               Years Ended December 31,
                                   --------------------------------------------
                                         2003           2002           2001
                                         ----           ----           ----

Net sales                               100.0 %        100.0 %        100.0 %
Cost of sales                            71.8           75.8           93.3
Selling, general and
  administrative expenses                16.9           23.3           22.4
Other income, net of
  interest expense                        0.2            1.0            2.5
Earnings (loss) before income
  taxes                                  11.5            1.9          (13.2)
Income tax provision (benefit)            2.8            1.3           (0.6)
Net earnings (loss)                       8.7            0.6          (12.6)

         The following table sets forth the year over year percentage increases (decreases) of certain items included in the Company's consolidated statements of operations.


                                         Increase (decrease) from
                                               Prior Period
                              ------------------------------------------------
                                  2003 compared             2002 compared
                                    with 2002                 with 2001
                              ---------------------      ---------------------

Net sales                             65.9 %                    (0.5) %

Cost of sales                         57.2                     (19.2)

Selling, general and
  administrative expenses             20.2                       3.3

Net earnings                       2,277.2                     104.8

------------------------------------------------------------------------------

Sales
-----

         Net sales increased 65.9% from $95.5 million during 2002 to $158.5 million during 2003. The Company attributes this increase principally to sales of approximately $52.6 million from its two acquisitions in 2003, the Insilco Passive Components Group and APC, strong demand for MagJack sales from Bel's existing business, resulting in an increase of $9.9 million in such sales, and increased fuse sales of $1.2 million offset, in part, by a decrease in sales of it Module product line of approximately $1.3 million. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

         The significant components of the Company's 2003 sales were from magnetic products of $119.8 million (as compared with $71.7 million during 2002), fuses of $17.4 million (as compared with $16.2 million during 2002), interconnect products of $13.1 million (as compared with $-0- during 2002), and module sales of $8.2 million (as compared with $7.7 million during 2002).

         Net sales decreased .5% from approximately $96.0 million in 2001 to approximately $95.5 million in 2002. The Company attributes this lack of growth to the decline in demand affecting the global electronics industry during 2002. Although all product lines experienced sales decreases except for MagJack, the line of discrete magnetic components for the telecom market was particularly depressed with revenues decreasing 66.2% from approximately $22.8 million in 2001 to approximately $7.7 million in 2002.

         The major components of sales during 2002 were from magnetic products ($71.7 million), fuses ($16.2 million) and modules ($7.7 million).

         The Company cannot assure investors that the Company's revenues will continue to grow during 2004, especially in light of the impact that competition may have in the market. Sales by Insilco and APC will continue to affect comparisons of the first quarter of 2004 versus 2003 The Company has limited visibility as to future sales and had one customer with sales in excess of 10% (14.2%) of total sales during 2003. The loss of this customer, Hon Hai Precision Industry Ltd., could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         At this time the Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes. Given the change in the nature of the products purchased by customers from period to period, the Company believes that neither unit changes nor price changes are meaningful. The Company does not believe that it experienced a material change in unit sales, except for the additional unit sales generated by the acquisition of the Insilco Passive Components Group and APC during 2003 compared to 2002. Over the past year, newer and more sophisticated products with higher unit selling prices have been introduced. Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation. In general, as products become mature, average selling prices decrease.

     Cost of Sales
     -------------

         Bel generally enters into processing arrangements with four independent third party contractors in the Far East. Under the terms of the Company's agreements with these contractors, the Company is only responsible for value-added costs when finished goods pass the Company's quality control inspections. Therefore, no value-added costs are recorded until the Company's Quality Control group approves the finished goods. The Company's raw materials are valued as finished goods when they are returned from these third-party contractors.

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

         Cost of sales as a percentage of net sales decreased from 75.8% during 2002 to 71.8% in 2003. The decrease in the cost of sales percentage is primarily attributable to a 2.0% decrease in direct labor as a percentage of sales and a 2.0% decrease in factory overheads. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations. The decrease in factory overhead expenses as a percentage of sales is primarily attributable to the increase in sales and cost containment measures resulting primarily from the shut down of the Company's Texas sales, manufacturing and research facility and the Company's Indiana research facility. The closings of the Texas and Indiana facilities are not expected to materially impact the level of the Company's spending on research and development efforts.

         The acquisition of the Insilco Passive Components Group resulted in additional cost of sales in the amount of $36.8 million during the year ended December 31, 2003. Such cost represented 72.6% of net sales of Insilco products during the year ended December 31, 2003. The Company expects increases in cost of sales to continue in future quarters in relation to increases or decreases of Insilco sales.

         Included in cost of sales are research and development expenses of $8.4 million and $6.6 million for 2003 and 2002, respectively. The increase is principally attributable to increased research and development expenditures at the Company's Power Products group facilities and the purchase of the Passive Components Group of Insilco and APC.

         Cost of sales as a percentage of net sales decreased from 93.3% in 2001 to 75.8% in 2002. The decrease in the cost of sales percentage is primarily attributable to the following factors that impacted the Company's results for the year ended December 31, 2001:

o a $14.6 million charge relating to (i) an inventory write-off of surplus and obsolete inventory and (ii) estimated losses on non-cancelable purchase commitments;

o a $5.6 million charge for the write down of fixed assets due to changing customer preferences and projected lower volumes in mature product lines; and

o other charges related to the consolidation of the Company's engineering facilities.


         There was a strong demand for the Company's products during 1999 - 2000 due to the growth of the Internet and broadband networking. While sales and profits increased, it was, at times, difficult to obtain raw materials and components at reasonable prices for our discrete magnetic products. Many OEMs used third party contract manufacturers, and, as we concluded in the middle of 2001, our customers and contract manufacturers in many instances, ordered quantities well in excess of their needs in order to minimize their risk of shortages and/or price increases. In response to the increased demand for certain product lines, the Company entered into non-cancelable forward material purchase orders based on customer forecasts. These forward contracts were necessary to ensure the availability of materials at prices and quantities management projected were necessary to meet anticipated customer orders. Entering into non-cancelable forward purchase commitments was a customary practice in our industry during this time period.

         In May 2001, the Company received a number of requests from major customers and their contract manufacturers seeking to postpone or cancel orders they had made. The Company took immediate steps to negotiate with its customers and suppliers. With suppliers, it canceled purchase orders where it could, renegotiated contracts to substitute different materials, paid cancellation penalties, or paid suppliers fees not to deliver product. Management also believed that the raw materials on hand in these product lines were either in excess of any foreseeable needs, or would become technologically obsolete before a significant recovery occurred.

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

         During 2001 and each quarter of 2002, management evaluated existing reserve levels for both non-cancelable purchase orders and other on-hand inventory (other than what had been written-off in June 2001). Adjustments to the existing reserve levels were made each quarter based on management's assessments of the status of settlements with suppliers, estimates of excess levels of on-hand inventory, existing customer backlog and general market conditions. Through December 31, 2003, the Company was able to use approximately $.8 million of the inventory that was included in the June 2001 $12 million charge. Gross profit was not significantly impacted due to comparable deductions in prices that were necessary to be competitive.

         During 2002 compared to 2001, direct labor increased by approximately $3.0 million due to increased MagJack sales, which require more labor hours to manufacture. Discrete Magnetic Component sales decreased partially due to the increase in MagJack sales which replaced Discrete Magnetic Component components. The Company cannot predict what changes in product mix will occur in the future, although trends suggest a shift towards higher MagJack sales.

         When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales, resulting in a higher gross margin. During 2002 and 2001, the value of inventory that had been written-off and subsequently used in the manufacturing process approximated $383,000 and $164,000, respectively. Gross profit was not significantly impacted in 2002 and 2001 due to comparable deductions in selling prices that were necessary to be competitive.

         At December 31, 2003, approximately $8.7 million of inventory (at original cost before the write-down or reserve in 2001) was on hand, including $3.1 million of raw materials received from the outstanding purchase commitments. Management intends to retain this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

         Analysis performed by the Company to quantify the cost of savings associated with sales volume and sales mix changes does not provide meaningful information.

         The Company's cost control measures principally involved the closure of its Texas sales, manufacturing and research facility during 2002 and its Indiana research facility, which was closed during the second quarter of 2003. A total of 21 employees were severed at these locations, plus an additional 5 employees were severed at other U.S. locations. This resulted in a labor and fringe benefit savings of approximately $700,000 during 2002 and $1.3 million annually thereafter. Approximately 5 employees in Texas were relocated to the Company's San Diego, California facility. The Company incurred approximately $.8 million of severance and employee relocation costs during the year ended 2002.

         In 2003 the Company reduced the manufacturing activities of its Fuse department in Hong Kong and moved those positions to the PRC. In Jersey City, Mexico, Macau and Europe, the Company reduced headcount.

         The Company includes research and development in cost of sales. Research and development costs, which are expensed as incurred, amounted to $8.4 million, $6.6 million, and $5.0 million in 2003, 2002 and 2001, respectively.

         The increase in research and development of $1.6 million in 2002 compared to 2001 is principally attributable to the opening of the Company's San Diego facility in 2002 and research and development performed with respect to power products. The increase in research and development expense for the year ended December 31, 2003 in the amount of $1.8 million is principally attributed to increased expenditures at the Company's Power Product group facilities and the purchase of Insilco's Passive Components Group and APC.

     Selling, General and Administrative Expenses
     --------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales decreased from 23.3 % during the year ended December 31, 2002 to 16.9% during the year ended December 31, 2003, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base and an impairment charge of $5.2 million during 2002 in connection with the write down of goodwill. The Company attributes the $4.5 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco and APC operations of approximately $9.0 million, additional salaries and benefits of $1.0 million, additional professional fees of approximately $1.0 million and a $.3 million write-off of the building in Illinois offset, in part, by the impairment charge of $5.2 million during 2002 in connection with the write down of goodwill, reduced selling expenses of approximately $.7 million and a reduction in accounts receivable reserves of $.6 million. The decrease in selling expenses is attributable to reduced shipping charges and sales salaries resulting from the closing of the Texas sales facility.

         The increase in salaries and benefits is principally attributable to bonus, salary and fringe benefit increases; professional fees related to Sarbanes - Oxley compliance; and the acquisition of the Insilco Passive Components Group. Reduced sales expenses are principally attributable to reduced shipping costs and commission expenses.

         The Company anticipates continued increases in professional fees principally associated with Sarbanes - Oxley compliance. Future increases in salaries and benefits are more dependent on the future sales growth and profitability of the Company. The Company anticipates increases in selling, general and administrative expenses during the first quarter of 2004 compared to the first quarter of 2003 principally due to the acquisition of the Insilco Passive Components Group.

         The percentage relationship of selling, general and administrative expenses to net sales increased from 22.4% in 2001 to 23.3% in 2002. Selling, general and administrative expenses increased in dollar amount by approximately 3.3% from 2001 to 2002. The Company attributes the increase in the dollar amount of such expenses primarily to a goodwill impairment charge of approximately $5.2 million in 2002 offset, in part, by (i) cost containment measures implemented by the Company which included reduced salaries and benefits of approximately $2.6 million, (ii) the cessation of amortization of goodwill of approximately $791,000 in accordance with the adoption of FASB 142 (See Note 1 of Notes to Consolidated Financial Statements) and (iii) a decrease in the amortization of other intangibles of approximately $661,000 which are fully amortized.

Interest Income - net
---------------------

         Interest income earned on cash and cash equivalents decreased by approximately $462,000 during 2003 compared to 2002. The decrease is due primarily to lower interest rates earned on cash and cash equivalents and lower cash balances due to the use of approximately $37 million of cash for the acquisition of Insilco's Passive Components Group and the communications products division of APC.

         Other income, consisting of interest earned on cash and cash equivalents, decreased by approximately $1.5 million during the year 2002 compared to the year 2001 The decrease is due to lower interest rates earned on cash and cash equivalents.

         Interest Expense
         ----------------

         During 2003, the Company incurred $228,000 of interest expense which arose from a $10 million loan which was borrowed for the acquisition of Insilco's Passive Components Group. The Company had no interest expense in 2002 and 2001.

         Provision for Income Taxes
         --------------------------

         The provision for income taxes for the year ended December 31, 2003 was $4.4 million as compared to $1.2 million for the year ended December 31, 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the year ended December 31, 2003, as compared with 2002 and a valuation allowance of approximately $.6 million that was established during 2003 in connection with foreign net operating losses. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

         The provision (benefit) for income taxes for 2002 was $1,199,000 as compared to $(547,000) for 2001. The increase in the provision is due primarily to the Company's earnings before income taxes for the year ended December 31, 2002 versus a loss before income taxes for the year ended December 31, 2001.

         The Company conducts manufacturing activities in the Far East. More specifically, the Company manufactures the majority of its products in the People's Republic of China ("PRC"), Hong Kong and Macau and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 16 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, most of this entity's income is deemed "offshore" and thus non-taxable in Hong Kong. Although the statutory tax rate in Hong Kong is 16 percent, the Company generally pays an effective Hong Kong rate of less than 4 percent.

         The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. The tax holiday in Macau will expire in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits reported in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's actual effective tax rate. There was no material tax benefit during 2003 because of the lower tax rate in Macau.

         Notwithstanding the above, in 2002 and 2001 the Company's effective tax rate actually exceeded the U.S. statutory rate. This higher effective tax rate results from a combination of factors. First, in 2002 the Company's operating results were close to "break-even." This fact, combined with the identification of $.4 million of foreign earnings that may not be permanently reinvested, as well as the loss in Macau for which the Company was only able to obtain an 8 percent benefit, resulted in a tax rate in excess of the statutory rate for 2002.

         The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Through December 31, 2003, management has identified $25.6 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $7.7 million have been provided on such earnings ($1.0 million during 2003, $.4 million during 2002, $(.1) million during 2001 and the balance in prior years).

Cost Control Measures
---------------------

         In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company's operations and the recognition of related restructuring charges in future periods. The Company incurred severance charges of approximately $.7 million and $.8 million during the years ended December 31, 2003 and 2002, respectively, and anticipates additional severance expenses in the amount of approximately $.4 million during 2004 as more jobs in Hong Kong are moved to mainland China.

Inflation and Foreign Currency Exchange
---------------------------------------

         During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European sales entity has transactions, which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in 2003 in currency exchange losses of $236,000 which are included in selling, general and administrative expense from realized foreign exchange transactions and approximately $1,015,000 in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese Renminbi, the Macau Pataca, the Euro or the British Pound could have a material effect on the Company's results of operations.

Net Earnings
------------

         Net earnings for 2003 includes approximately $4.1 million attributable to the acquisition of Insilco's Passive Components Group. The contribution of APC was not material.

Liquidity and Capital Resources
-------------------------------

         Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group of Insilco Technologies, Inc., the Company has borrowed money under a secured term loan, and has unused lines of credit, as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of the term loan, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

         The Company has a domestic line of credit amounting to $1 million, which was unused at December 31, 2003. The Company also has a $10 million domestic revolving line of credit which was unused at December 31, 2003. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (2.6875 percent at December 31, 2003) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the year ended December 31, 2003, the Company recorded interest expense of approximately $228,000, and is in compliance with all of the covenants contained in the loan agreement.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at December 31, 2003. This line of credit expires on March 31, 2004. Borrowing on this line of credit is guaranteed by the Company.

           For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         For information regarding the Company's 2003 acquisitions of APC and the Insilco Passive Components Group, see Item 1 of this Annual Report on Form 10-K. Significant changes in balance sheet amounts between December 31, 2002 and December 31, 2003 are primarily attributable to the fact that these acquisitions were reflected in the Company's December 31, 2003 balance sheet and were not reflected in the Company's December 31, 2002 balance sheet.

         The Company is constructing a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.3 million. As of December 31, 2003, the Company has paid $.4 million toward the construction. The Company expects to complete the construction during 2004.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million in sales through May 2007. During the year ended December 31, 2003 the Company paid approximately $209,000 in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

         On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2003, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

         During 2003, the Company's cash and cash equivalents decreased by approximately $1.5 million, reflecting approximately $37 million in payments for acquisitions, $3.1 million in purchases of property, plant and equipment, $5.0 million in purchase of marketable securities and $1.9 million in dividends offset, in part, by $8.5 million from net proceeds from borrowings (net of repayments), $4.9 million from the sale of marketable securities, $2.6 million provided by the exercise of stock options, and $28.7 million provided by operating activities.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 51.1% and 54.7% of the Company's total assets at December 31, 2003 and December 31, 2002, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.2 to 1 and 8.2 to 1 at December 31, 2003 and December 31, 2002, respectively.

         The following table sets forth at December 31, 2003 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

                                                         Less than          1-3           3-5       More than
                                                         ----------         ---           ---       ---------
    Contractual Obligations                Total           1 year          years         years        5 years
    -----------------------                -----           ------          -----         -----        -------

Long-term debt                           $8,500,000      $2,000,000      $6,000,000     $500,000        $   --
Capital expenditure obligations           1,248,000       1,248,000              --           --            --
Operating leases                          2,488,000       1,183,000       1,305,000           --            --
Raw material purchase obligations         7,905,000       7,905,000              --           --            --
                                        -----------     -----------      ----------     --------        ------

Total                                   $20,141,000     $12,336,000      $7,305,000     $500,000        $   --
                                        ===========     ===========      ==========     ========        ======


         The Company is currently obligated to fund the Company's Supplemental Executive Retirement Plan ("SERP"). As of December 31, 2003 the SERP had an unfunded benefit obligation of approximately $2.2 million. See Note 12 of the Notes to Consolidated Financial Statements for further information.

Other Matters
-------------

         The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. Should the Company pursue additional acquisitions during 2004, the Company may be required to pursue public or private equity or debt transactions to finance the acquisitions and to provide working capital to the acquired companies.

         New Financial Accounting Standards
         ----------------------------------

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's result of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

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

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

         In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material effect on the Company's historical disclosures.

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

         The Company enters into transactions denominated in US dollars, Hong Kong dollars, the Macau Pataca, the Chinese Renmibi, Euros and British Pounds. Fluctuations in the US dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

         See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

                            BEL FUSE INC

                                INDEX

Financial Statements                                                   Page
--------------------                                                   ----

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets as of
  December 31, 2003 and 2002                                         F-2 - F-3

Consolidated Statements of Operations for Each
  of the Three Years in the Period Ended
  December 31, 2003                                                  F-4

Consolidated Statements of Stockholders' Equity
  for Each of the Three Years in the Period Ended
  December 31, 2003                                                  F-5 - F-6

Consolidated Statements of Cash Flows for
  Each of the Three Years in the Period Ended
  December 31, 2003                                                  F-7 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-34

Selected Quarterly Financial Data - Years Ended
  December 31, 2003 and 2002 (Unaudited)                             F-35

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1, effective January 1, 2002, in connection with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill.

/s/  Deloitte & Touche LLP


New York, New York
March 2,2004

                    BEL FUSE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                         ---------------------------
                                                              2003           2002
                                                              ----           ----
                                ASSETS
Current Assets:
     Cash and cash equivalents                           $ 57,461,152   $ 59,002,581
     Marketable securities                                  5,038,749      4,966,275
     Accounts receivable - less allowance for doubtful
      accounts of $1,976,000 and $945,000 at
      December 31, 2003 and 2002, respectively             30,381,613     16,839,497
     Inventories                                           26,228,697     12,384,472
     Prepaid expenses and other current
      assets                                                1,704,475        190,199
     Refundable income taxes                                       --        681,887
     Deferred income taxes                                    650,000        439,000
                                                         ------------   ------------
         Total Current Assets                             121,464,686     94,503,911
                                                         ------------   ------------
Property, plant and equipment - net                        44,119,786     37,605,195
Intangible assets - net                                     3,637,985      2,805,166
Goodwill                                                    9,881,854      4,819,563
Prepaid pension costs                                       1,359,414        946,973
Other assets (including $5.5 million of deposits
     relating to APC acquisition at December 31, 2002)      1,352,836      7,159,077
                                                         ------------   ------------
     TOTAL ASSETS                                        $181,816,561   $147,839,885
                                                         ============   ============

See notes to consolidated finanacial statements.

                    BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                        -----------------------------
                                                              2003           2002
                                                              ----           ----
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                  $   2,000,000   $          --
     Accounts payable                                       7,514,860       5,099,894
     Accrued expenses                                       9,442,689       6,006,362
     Income taxes payable                                     226,432              --
     Dividends payable                                        530,000         412,000
                                                        -------------   -------------
         Total Current Liabilities                         19,713,981      11,518,256
                                                        -------------   -------------
Long-term Liabilities:
     Minimum pension obligation                             1,983,627       1,143,482
     Long-term debt - net of current portion                6,500,000              --
     Deferred income taxes                                  6,764,000       4,519,000
                                                        -------------   -------------
         Total Long-term Liabilities                       15,247,627       5,662,482
                                                        -------------   -------------
         Total Liabilities                                 34,961,608      17,180,738
                                                        -------------   -------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued                                                  --              --
     Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding
      2,701,663 and 2,676,225 shares, respectively
     (net of 2,676,225 treasury shares)                       270,167         267,623
     Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding 8,460,692
      and 8,261,492 shares, respectively
       (net of 8,405,492 treasury shares)                     846,069         826,149
     Additional paid-in capital                            17,352,448      13,982,688
     Retained earnings                                    127,406,693     115,632,819
     Cumulative other comprehensive
      income (loss)                                           979,576         (50,132)
                                                        -------------   -------------
         Total Stockholders' Equity                       146,854,953     130,659,147
                                                        -------------   -------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $ 181,816,561   $ 147,839,885
                                                        =============   =============

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended December 31,
                                                    ----------------------------------------------
                                                         2003             2002          2001
                                                         ----             ----          ----
Net Sales                                           $ 158,497,502    $  95,527,892   $  96,044,817
                                                    -------------    -------------   -------------
Costs and expenses:
     Cost of sales                                    113,812,860       72,420,220      89,603,327
     Selling, general and administrative               26,757,349       22,269,733      21,561,028
                                                    -------------    -------------   -------------
                                                      140,570,209       94,689,953     111,164,355
                                                    -------------    -------------   -------------
Income (loss) from operations                          17,927,293          837,939     (15,119,538)
Interest expense                                         (228,459)              --              --
Interest income                                           477,860          940,058       2,410,566
                                                    -------------    -------------   -------------
Earnings (loss) before provision for income taxes      18,176,694        1,777,997     (12,708,972)
Income tax provision (benefit)                          4,413,000        1,199,000        (547,000)
                                                    -------------    -------------   -------------
Net earnings (loss)                                 $  13,763,694    $     578,997   $ (12,161,972)
                                                    =============    =============   =============
Earnings (loss) per common share - basic            $        1.25    $        0.05   $       (1.13)
                                                    =============    =============   =============
Earnings (loss) per common share - diluted          $        1.24    $        0.05   $       (1.13)
                                                    =============    =============   =============
Weighted average common shares
 outstanding - basic                                   11,020,916       10,907,371      10,715,921
                                                    =============    =============   =============
Weighted average common shares
 outstanding - diluted                                 11,133,471       11,086,318      10,715,921
                                                    =============    =============   =============

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Cumulative
                                                                                        Other
                                                     Compre-                            Compre-    Class A    Class B   Additional
                                                     hensive         Retained           hensive     Common     Common     Paid-In
                                     Total        Income (loss)      Earnings        Income (loss)  Stock      Stock      Capital
                                     -----        -------------      --------        -------------  -----      -----      -------
Balance, January 1, 2001          $ 141,016,080                    $ 130,470,576       61,889      264,683   $ 799,379 $9,419,553
Exercise of stock
  options                             1,328,129                                                      1,781      11,133   1,315,215
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options               382,000                                                                            382,000
Cash dividends on Class B
  common stock                       (1,609,490)                      (1,609,490)
Modifications of terms of
  stock option                          533,000                                                                            533,000
Currency translation
  adjustment                              3,165   $       3,165                         3,165
Issuance of common stock warrants
  for consulting services                25,000                                                                             25,000
Decrease in marketable
  securities-net of taxes               (53,000)        (53,000)                      (53,000)
Net loss                            (12,161,972)    (12,161,972)     (12,161,972)
                                                    ------------
      Comprehensive loss                          $ (12,211,807)
                                    ------------    ============     ------------    ---------     -------     -------  ----------

Balance, December 31, 2001          129,462,912                      116,699,114       12,054      266,464     810,512  11,674,768

Exercise of stock
  options                             1,872,716                                                      1,159      15,637   1,855,920
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options               452,000                                                                            452,000
Cash dividends on Class B
  common stock                       (1,645,292)                      (1,645,292)
Currency translation
  adjustment                            (19,186)      $ (19,186)                      (19,186)
Decrease in marketable
  securities-net of taxes               (43,000)        (43,000)                      (43,000)
Net income                              578,997         578,997          578,997
                                                    ------------
      Comprehensive income                         $    516,811
                                    ------------    ============     ------------    ---------     -------     -------  ----------
 Balance, December 31, 2002         130,659,147                      115,632,819      (50,132)     267,623     826,149  13,982,688

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                 Cumulative
                                                                                   Other
                                                Compre-                            Compre-    Class A    Class B   Additional
                                                hensive         Retained           hensive     Common     Common     Paid-In
                                Total        Income (loss)      Earnings        Income (loss)  Stock      Stock      Capital
                                -----        -------------      --------        -------------  -----      -----      -------
Balance, December 31, 2002     130,659,147                    115,632,819       (50,132)      267,623     826,149     13,982,688
Exercise of stock
  options                        2,580,224                                                      2,544      19,920      2,557,760
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options          812,000                                                                               812,000
Cash dividends on Class A
  common stock                    (322,234)                      (322,234)
Cash dividends on Class B
  common stock                  (1,667,586)                    (1,667,586)
Currency translation
  adjustment                     1,014,808  $   1,014,808                     1,014,808
Increase in marketable
  securities-net of taxes           14,900         14,900                        14,900
Net income                      13,763,694     13,763,694      13,763,694
                                            -------------
      Comprehensive income                   $ 14,793,402
                            -------------   ==============   ------------     ----------    ---------   ---------   ------------

Balance, December 31, 2003  $ 146,854,953                    $127,406,693     $  979,576    $ 270,167   $ 846,069   $ 17,352,448
                            =============                    ============     ==========    =========   =========   ============

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                              --------------------------------------------
                                                   2003            2002           2001
                                                   ----            ----           ----
Cash flows from operating
 activities:
     Net income (loss)                        $ 13,763,694    $    578,997    $(12,161,972)
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
     Depreciation and amortization               8,374,918       5,998,426       7,784,577
     Goodwill impairment                                --       5,200,000              --
     Inventory write-off                                --              --      14,586,000
     Loss on write-off/sale of fixed assets        364,843           8,614       3,957,267
     Restructuring charges                              --              --       1,056,000
     Other                                         812,000         452,000         941,575
     Deferred income taxes                       1,591,000         405,000      (2,592,000)
     Gain on sale  of marketable securities             --              --              --
     Changes in operating assets
      and liabilities (net of acquisitions)      3,759,738      (7,554,308)      7,400,734
                                              ------------    ------------    ------------
        Net Cash Provided by
         Operating Activities                   28,666,193       5,088,729      20,972,181
                                              ------------    ------------    ------------
Cash flows from investing activities:
     Purchase of property, plant
      and equipment                             (3,119,321)     (6,477,313)     (5,975,441)
     Purchase of marketable
      securities                                (4,953,449)     (8,824,630)     (5,864,808)
     Deposit on APC acquisition                         --      (5,500,000)             --
     Payment for acquisitions - net of
       cash acquired                           (36,277,457)        (61,411)     (5,943,046)
     Deferred acquisition costs related to
        Insilco                                         --        (947,121)             --
     Proceeds from repayment
      by contractors                                29,000          29,000          29,000
     Proceeds from sale of
      marketable securities                      4,904,875       6,131,796       3,663,213
     Proceeds from sale of
      equipment                                         --          48,964          89,164
                                              ------------    ------------    ------------
         Net Cash Used in
            Investing Activities               (39,416,352)    (15,600,715)    (14,001,918)
                                              ------------    ------------    ------------

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                           2003            2002         2001
                                                           ----            ----         ----
Cash flows from financing
   activities:
     Proceeds from borrowings                           10,000,000              --              --
     Loan repayments                                    (1,500,000)             --              --
     Proceeds from exercise of
      stock options                                      2,580,224       1,872,716       1,328,129
     Dividends paid to common
      shareholders                                      (1,871,494)     (1,636,723)     (1,606,851)
                                                      ------------    ------------    ------------
        Net Cash Provided By (Used In)
          Financing Activities                           9,208,730         235,993        (278,722)
                                                      ------------    ------------    ------------
Net Increase (decrease) in
  Cash and Cash Equivalents                             (1,541,429)    (10,275,993)      6,691,541
Cash and Cash Equivalents
  - beginning of year                                   59,002,581      69,278,574      62,587,033
                                                      ------------    ------------    ------------
Cash and Cash Equivalents
  - end of year                                       $ 57,461,152    $ 59,002,581    $ 69,278,574
                                                      ============    ============    ============
 Changes in operating assets
  and liabilities (net of acquisitions) consist of:
     (Increase) decrease in accounts
       receivable                                     $  1,763,149    $ (7,024,583)   $ 15,351,628
     Decrease in inventories                             2,043,609       1,486,350       1,863,260
     (Increase) decrease in prepaid
      expenses and other
      current assets                                    (1,187,276)         50,076          73,287
     (Increase) decrease in prepaid taxes                  681,887         144,972        (826,859)
     (Increase) decrease in other assets                  (425,880)       (423,134)         29,409
     Increase (decrease) in
      accounts payable                                    (295,887)        475,709      (8,446,636)
     Increase in income taxes payable                      792,432              --              --
     (Decrease) increase in
      accrued expenses                                     387,704      (2,263,698)       (643,355)
                                                      ------------    ------------    ------------
                                                      $  3,759,738    $ (7,554,308)   $  7,400,734
                                                      ============    ============    ============

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                            Year Ended December 31,
                                                   ----------------------------------------
                                                       2003           2002        2001
                                                       ----           ----        ----
Supplementary information:
     Cash paid during the year for:
        Income taxes                               $ 1,031,000    $ 205,000     $ 2,421,000
                                                   ============   ==========   ============
        Interest                                   $   228,000    $      --     $        --
                                                   ============   ==========    ===========
     Details of acquisitions:
        Fair value of assets
         acquired (excluding cash of $799,000
         in 2003 and $341,954 in 2001)            $ 35,853,854                  $   267,789
        Intangibles                                  6,662,146                    5,675,257
     Less: cash on deposit previous year            (6,447,121)                          --
                                                  -------------                 ------------
     Cash paid for acquisitions                   $ 36,068,879                  $ 5,943,046
                                                  =============                 ===========

See notes to consolidated finanacial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel" or the "Company") operate in one industry with three reporting segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company manages its operations geographically through its three reporting units, North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including the businesses acquired since their respective dates of acquisition. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2003 and December 31, 2002, cash equivalents approximated $25,228,000 and $41,027,000, respectively.

MARKETABLE SECURITIES - The Company classifies its investments in equity securities as "available for sale", and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as other comprehensive income.

The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at year end rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the year. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Foreign currency losses were $.2 million in 2003 and were not material in 2002 and 2001 and are included in Selling, General and Administrative expenses in the statement of operations.

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

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument.

INVENTORIES - Inventories are stated at the lower of weighted average cost or market.

REVENUE RECOGNITION -The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

For certain customers, the Company provides consigned inventory, either at the customer's facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.

The Company typically has a twelve-month warranty policy for workmanship defects. Warranty returns have historically averaged approximately below 1% of annual net sales.

The Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the customer's quality specifications. However, the Company may permit its customers to return product for other reasons. In these instances, the Company would generally require a significant cancellation penalty payment by the customer. The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method of accounting and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment, at least annually (December 31), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Upon adoption of this standard, the Company allocated its goodwill and other intangibles to two reporting units - North America and Asia. Goodwill recognized on or before June 30, 2001 was tested for impairment as of the beginning of the fiscal year in which SFAS 142 was initially applied (January 1, 2002) and management concluded that no impairment was indicated.

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

The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for machinery and equipment, the assumed repatriation of a portion of foreign earnings and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain foreign net operating loss carryforwards.

STOCK -OPTION PLAN - The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No.
123). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     December 31,
                                   -------------------------------------------------
                                        2003              2002             2001
                                        ----              ----             ----
Net earnings (loss) - as reported  $  13,763,69     $      578,997     $ (12,161,972)
Amortization of stock-based
   compensation                       2,080,375          2,155,935         2,254,845
                                   ---------------  --------------     -------------
Net earnings (loss)- pro forma     $ 11,683,319     $   (1,576,938)    $ (14,416,817)
Earnings (loss) per share -
   basic-as reported               $       1.25     $         0.05     $       (1.13)
Earnings (loss) per share -
   basic-pro forma                 $       1.06     $        (0.15)    $       (1.35)
Earnings (loss) per share -
  diluted-as reported              $       1.24     $         0.05     $       (1.13)
Earnings (loss) per share -
  diluted-pro forma                $       1.05     $        (0.15)    $       (1.35)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividends yield of .9%, .9%, and .7%, expected volatility of 76%, 0% and 0% for Class A, and 54%, 41% and 85% for Class B; risk-free interest rate of 2%, 5% and 5%, and expected lives of 5 years.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $8.4 million, $6.6 million and $5.0 million, respectively. The increase for the year ended December 31, 2003 is attributed to the APC and Insilco acquisitions.

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

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings (loss) per share:

                                                  2003         2002        2001
                                                  ----         ----        ----
Weighted average shares outstanding - basic    11,020,916   10,907,371   10,715,921

Dilutive impact of options outstanding            112,555      178,947           --
                                               ----------   ----------   ----------
Weighted average shares oustanding - diluted   11,133,471   11,086,318   10,715,921
                                               ==========   ==========   ==========

During the years ended December 31, 2003, 2002 and 2001, respectively, 209,600,
209,100 and 878,115 of outstanding options were not included in the foregoing computations because they were antidilutive.


FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts of bank debt are reasonable estimates of fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.

2.  ACQUISITIONS

On March 22, 2003, the Company acquired certain assets (including cash acquired of $799,000), subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group ("Stewart"), InNet Technologies ("InNet") and the Signal Transformer Group ("Signal Transformer"). The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets will be amortized on a straight line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $.6 million has been included in the Company's North America and European reporting units, respectively.

Both Bel and the acquired InNet/Stewart Group were leaders in the Integrated Connector Module ("ICM") market with their respective MagJack product offerings. Consolidating the engineering, manufacturing and sales capabilities of Bel and Stewart has strengthened the Company's leadership in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements Stewart's strengths in mechanical design and engineering.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payment amounts are due as of December 31, 2003. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

There was no in-process research and development acquired as part of these acquisitions.

These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Insilco's Passive Components Group have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

The following unaudited pro forma summary results of operations assumes that both Insilco's Passive Components Group and APC had been acquired as of January 1, 2002 (in thousands, except per share data):

                                          Year Ended December 31,
                                         -------------------------
                                               2003      2002
                                               ----      ----
     Net sales                             $ 174,211   $ 167,089
     Net earnings (loss)                      14,553      (2,614)
     Earnings (loss) per share - diluted        1.30       (0.24)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of the acquired entities at the acquisition dates is as follows:


                  Cash                             $    799,000
                  Accounts receivable                14,764,000
                  Inventories                        15,613,000
                  Prepaid expenses                      327,000
                  Property, plant and equipment      11,049,000
                  Other assets                          244,000
                  Goodwill                            5,062,000
                  Patents                             1,600,000
                  Accounts payable                   (2,748,000)
                  Accrued expenses                   (3,540,000)
                  Income taxes payable                  566,000
                  Deferred income taxes  payable       (421,000)
                                                   ------------
                  Net assets acquired              $ 43,315,000
                                                   ============

The Company acquired the Signal Transformer division of Lucent Technologies in October 1998. The Company refers to this acquisition and related products as its Telecom business. Shortly after the acquisition, the acquired tangible and intangible assets (including goodwill) were allocated to the Company's North America and Asia segments based on a formal third party appraisal of the portion of the Telecom business that would reside in each geographic reporting segment. Accordingly, a portion of the Telecom goodwill is included in each geographic reporting segment. The goodwill relating to the Company's Power Products acquisitions of E-Power Ltd. and Current Concepts, Inc., in May, 2001 is included exclusively in the Company's Asia reporting segment.

3.  Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over 4 to 15 years.

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

Upon adoption of SFAS 142 on January 1, 2002, the Company completed an impairment test and, based on the results of a valuation performed, management concluded that there was no impairment. This conclusion was based on the results of a discounted projected cash flow model, including an estimate of terminal value and various other generally accepted valuation methodologies. In 2001, the electronics industry and more specifically, the Telecom sector overestimated their future requirements, which resulted in lower revenues and profits for the Company. By late 2002, management had concluded that a market turnaround was not likely to occur as had been expected.

 In late 2002, management concluded that it needed to revise projected revenue, profit and cash flows projections in 2003 and beyond based on market conditions. Management performed the required annual impairment test as of December 31, 2002 based on the same valuation methodology used by the Company upon adopting SFAS 142 and concluded that an impairment charge of $5.2 million was appropriate. The $5.2 million impairment charge impacted the Company's North America and Asia geographic reporting units by $2.3 million and $2.9 million, respectively. Management performed the required annual impairment test as of December 31, 2003 and concluded that there was no impairment in any of its geographic reporting units.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $976,000, $890,000 and $1,426,000 for the year ended December 31, 2003, 2002 and , 2001, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through December 31, 2003 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the years ended December 31, 2003 and 2002, the Company paid approximately $209,000 and $61,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and increase goodwill when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the years ended December 31, 2003 and 2002 are as follows:

                                 Total           Asia       North America        Europe
                                 -----           ----       -------------        ------
Balance, January 1, 2002     $ 10,019,563    $  6,256,181    $  3,763,382    $         --
Impairment                     (5,200,000)     (2,860,000)     (2,340,000)             --
                             ------------    ------------    ------------    ------------
Balance, December 31, 2002      4,819,563       3,396,181       1,423,382              --
Goodwill allocation
  related to acquisitions       5,062,291       3,011,254       1,445,710         605,327
                             ------------    ------------    ------------    ------------
Balance December 31, 2003    $  9,881,854    $  6,407,435    $  2,869,092         605,327
                             ============    ============    ============    ============

         The following information represents proforma net income (loss) and earnings (loss) per share assuming the adoption of SFAS No. 142 in the first quarter of 2001:


                                                               For the years Ended December 31,
                                                       ---------------------------------------------
                                                           2003             2002            2001
                                                           ----             ----            ----
Reported net income (loss)                             $   13,763,694   $   578,997   $  (12,161,972)
      Addback: Goodwill amortization (net of income)               --            --          653,000
                                                       --------------   -----------   --------------
Adjusted net income (loss)                             $   13,763,694   $   578,997   $  (11,508,972)
                                                       ==============   ===========   ==============
Basic earnings (loss) per share:
Reported net income (loss)                             $         1.25   $      0.05   $        (1.13)
      Addback: Goodwill amortization                               --            --             0.06
                                                       --------------   -----------   --------------
Adjusted net income (loss)                             $         1.25   $      0.05   $        (1.07)
                                                       ==============   ===========   ==============
Diluted earnings (loss) per share:
Reported net income (loss)                             $         1.24   $      0.05   $        (1.13)
      Addback: Goodwill amortization                               --            --             0.06
                                                       --------------   -----------   --------------
Adjusted net income (loss)                             $         1.24   $      0.05   $        (1.07)
                                                       ==============   ===========   ==============

The components of intangible assets by geographic reporting unit are as follows:


                                                        December 31, 2003
                                        -------------------------------------------------
                                      Total                   Asia                  North America
                           -----------------------   -----------------------   -----------------------
                               Gross                    Gross                     Gross
                             Carrying   Accumulated   Carrying     Accumulated   Carrying  Accumulated
                              Amount    Amortization   Amount      Amortization   Amount   Amortization
                           ----------   ----------   ----------   ----------   ----------   ----------
Patents and Product
  Information              $2,935,000   $  863,591   $2,653,000   $  741,680   $  282,000   $  121,911
Covenants not-to-compete    3,169,987    1,603,411    3,169,987    1,603,411           --           --

Supply agreement            2,660,000    2,660,000    1,409,800    1,409,800    1,250,200    1,250,200
                           ----------   ----------   ----------   ----------   ----------   ----------
                           $8,764,987   $5,127,002   $7,232,787   $3,754,891   $1,532,200   $1,372,111
                           ==========   ==========   ==========   ==========   ==========   ==========


                                                        December 31, 2003
                                        -------------------------------------------------
                                      Total                   Asia                  North America
                           -----------------------   -----------------------   -----------------------
                               Gross                    Gross                     Gross
                             Carrying   Accumulated   Carrying     Accumulated   Carrying  Accumulated
                              Amount    Amortization   Amount      Amortization   Amount   Amortization
                           ----------   ----------   ----------   ----------   ----------   ----------
Patents and Product
  Information              $1,335,000   $  486,819   $1,053,000   $  366,969   $  282,000   $  119,850
Covenants not-to-compete    2,961,411    1,004,426    2,961,411    1,004,426           --           --

Supply agreement            2,660,000    2,660,000    1,409,800    1,409,800    1,250,200    1,250,200
                           ----------   ----------   ----------   ----------   ----------   ----------
                           $6,956,411   $4,151,245   $5,424,211   $2,781,195   $1,532,200   $1,370,050
                           ==========   ==========   ==========   ==========   ==========   ==========

Amortization expense for intangible assets was $976,000, $890,000 and $1,426,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

                                            Estimated
                          Year Ending      Amortization
                          December 31,       Expense
                          ------------       -------
                            2004            1,117,000
                            2005            1,031,000
                            2006              806,000
                            2007              417,000
                            2008              266,000

4. MARKETABLE SECURITIES

At December 31, 2003 and 2002, respectively, marketable securities have a cost of approximately $5,138,000 and $5,090,000, an estimated fair value of approximately $5,039,000 and $4,966,000 and gross unrealized loss of approximately $99,000 and $124,000. Such unrealized losses are included in other comprehensive income.

5. INVENTORIES

The components of inventory are as follows:


                                     December 31,  December 31,
                                        2003          2002
                                        ----          ----
                  Raw material       $12,421,655   $ 7,350,130
                  Work in progress     2,094,474        53,776
                  Finished goods      11,712,568     4,980,566
                                     -----------   -----------
                                     $26,228,697   $12,384,472
                                     ===========   ===========

6. IMPAIRMENT LOSS AND RESTRUCTURING CHARGES

Impairment Loss

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

The fixed assets that were written down principally include telecom equipment and an idle facility in Indiana which are part of the Company's North America and Asia segments. The $5.6 million write-down was included in income (loss) from operations in cost of sales in the Company's consolidated statement of operations in 2001.

Restructuring Charges

During the fourth quarter of 2001 the Company approved a plan related to the consolidation of the Company's engineering facilities. As a result, the Company recognized a restructuring charge of approximately $1.5 million, consisting of $.9 million of employee separation costs, $.2 million of related expenses and $.4 million of inventory related items. The number of employees affected by this restructuring was 21. The accrual for employee severance costs was made in accordance with the guidance in EITF 94-3. Prior to such accrual, management adopted a formal plan to consolidate its engineering facilities, all of the affected employees were notified on or about November 9, 2001 and the specific amount of severance was determined and discussed with each employee. The $1.5 million restructuring was included in income (loss) from operations in cost of sales in the Company's consolidated statement of operations in 2001.

During 2003 and 2002, the Company incurred approximately $.8 million and $.7 million, respectively, of severance costs and anticipates additional severance expenses during 2004 of approximately $.4 million as more jobs in Hong Kong are moved to mainland China.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                 December 31,
                                          -------------------------
                                              2003          2002
                                              ----          ----
          Land                            $ 3,796,567   $ 2,713,966
          Buildings and improvements       22,511,459    19,133,907
          Machinery and equipment          63,611,190    55,840,319

          Idle property held for sale              --       250,000
                                          -----------   -----------
                                           89,919,216    77,938,192
          Less accumulated depreciation    45,799,430    40,332,997
                                          -----------   -----------
                                          $44,119,786   $37,605,195
                                          ===========   ===========

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $7,400,000, $5,108,000, and $5,521,000, respectively.

8. INCOME TAXES

The provision for income taxes for the year ended December 31, 2003 was $4.4 million as compared to $1.2 million for the year ended December 31, 2002. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the year ended December 31, 2003 as compared with the same period in 2002 and a valuation allowance that was established in the amount of $571,000 associated with a foreign net operating loss carryforward. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

The provision (benefit) for income taxes for 2002 was $1,199,000 as compared to $(547,000) for 2001. The increase in the provision is due primarily to the Company's earnings before income taxes for the year ended December 31, 2002 versus a loss before income taxes for the year ended December 31, 2001.

The Company was granted a ten year tax holiday in Macau which has an effective tax rate of 8% , which is 50% of the normal tax rate. Such holiday expires during 2004. During the years ended December 31, 2003, 2002 and 2001, this holiday provided no benefit to the Company as the entity incurred losses. The deferred tax benefit of the Macau losses were offset by a valuation allowance.

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

The Company has a foreign net operating loss carry-forward of approximately $6,674,000 (previously estimated to be $7,109,000 in 2002), which expires during 2004 and 2005. The Company established a full valuation allowance on this net operating loss carryforward as it was determined that it was not more likely than not that the net operating loss carryforward would be utilized prior to expiration.

It is management's intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 2003. A total of $643,000 and $1,810,000 of earnings were repatriated during 2002 and 2001, respectively. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $99.6 million at December 31, 2003. Estimated income taxes related to unrepatriated foreign earnings would approximate $29.9 million. Through December 31, 2003, management has identified approximately $25.6 million of foreign earnings that may not be permanently reinvested. Deferred income taxes in the amount of approximately $7.7 million have been provided on such earnings ($1.0 million during 2003, $.4 million during 2002, and $6.3 million during 2001 and prior years).

The provision (benefit) for income taxes consists of the following:

                                        Years Ended December 31,
                              ----------------------------------------
                                  2003          2002           2001
                                  ----          ----           ----
      Current:
          Federal             $ 1,004,000   $   345,000    $ 1,674,000
          Foreign               1,624,000       411,000        244,000
          State                   194,000        38,000        127,000
                              -----------   -----------    -----------
                                2,822,000       794,000      2,045,000
                              -----------   -----------    -----------
      Deferred:
          Federal and state     1,031,000       265,000     (1,616,000)
          Foreign                 560,000       140,000       (976,000)
                              -----------   -----------    -----------
                                1,591,000       405,000     (2,592,000)
                              -----------   -----------    -----------
                              $ 4,413,000   $ 1,199,000    $  (547,000)
                              ===========   ===========    ===========


A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                           Years Ended December 31,
                                                   -----------------------------------------
                                                       2003          2002           2001
                                                       ----          ----           ----
Tax provision (benefit)
  computed at the Federal
  statutory rate of 34%                            $ 6,180,000    $   604,000    $(4,321,000)
Increase (decrease) in taxes resulting from:
      Different tax rates  and permanent
         differences applicable to
         foreign operations                         (2,467,000)       366,000      3,698,000
      Foreign valuation allowance                      571,000             --             --
      State taxes, net of federal benefit              128,000        163,000         84,000
      Other, net                                         1,000         66,000         (8,000)
                                                   -----------    -----------    -----------
                                                   $ 4,413,000    $ 1,199,000    $  (547,000)
                                                   ===========    ===========    ===========

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                        December 31,
                                 ------------------------------------------------------------
                                              2003                           2002
                                 ----------------------------    ----------------------------
                                   Temporary                        Temporary
                                   Difference      Tax Effect      Difference     Tax Effect
                                   ----------      ----------      ----------     ----------
Deferred Tax Liabilities-
  non-current:
    Depreciation                 $ 15,372,000    $  1,046,000    $ 13,094,000    $  1,149,000
    Amortization                   (4,050,000)     (1,620,000)     (3,412,000)     (1,217,000)
    Unremitted earnings of
      foreign subsidiaries
      not permanently
      reinvested                   25,560,000       7,668,000      21,420,000       6,426,000
    Foreign net operating
    loss carryforward              (6,674,000)       (571,000)     (7,109,000)       (567,000)
    Valuation reserve               6,674,000         571,000              --              --
    Other temporary
     differences                     (825,000)       (330,000)     (3,181,000)     (1,272,000)
                                 ------------    ------------    ------------    ------------
                                 $ 36,057,000    $  6,764,000    $ 20,812,000    $  4,519,000
                                 ============    ============    ============    ============
Deferred  Tax Assets -
  current:
    Unrealized depreciation
      in marketable securities   $     99,000    $     40,000    $    123,000    $     49,000
   Reserves and accruals            1,525,000         610,000         976,000         390,000
                                 ------------    ------------    ------------    ------------
                                 $  1,624,000    $    650,000    $  1,099,000    $    439,000
                                 ============    ============    ============    ============

9. Debt

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (2.6875 percent at December 31, 2003) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. As of December 31, 2003, the Company was in compliance with all financial covenants. As of December 31, 2003, the balance due on the term loan was $8.5 million. For the year ended December 31, 2003, the Company recorded interest expense of approximately $228,000.

See Note 15 for information on unused credit facilities.

10. Accrued Expenses

Accrued expenses consist of the following:

                                   December 31, 2003    December 31, 2002
                                   -----------------    -----------------
        Sales commissions             $1,378,925            $  939,432
        Subcontracting labor           1,900,189             1,838,134
        Salaries, bonuses and
         related benefits              3,047,904             1,742,637
        Other                          3,115,671             1,486,159
                                      ----------            ----------
                                      $9,442,689            $6,006,362
                                      ==========            ==========

11. BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                            2003             2002             2001
                                            ----             ----             ----
Revenue from unrelated
  entities and country
  of Company's domicile:
         North America                 $  51,217,528    $  26,227,607    $  47,257,490
         Asia                             88,253,395       58,632,474       36,802,422
         Europe                           19,026,579       10,667,811       11,984,905
                                       -------------    -------------    -------------
                                       $ 158,497,502    $  95,527,892    $  96,044,817
                                       =============    =============    =============
Total Revenues:
         North America                 $  63,032,750    $  28,956,505    $  46,989,911
         Asia                            114,024,667       81,906,834       75,523,422
         Europe                           12,075,724               --               --
         Less intergeographic
           revenues                      (30,635,639)     (15,335,447)     (26,468,516)
                                       -------------    -------------    -------------
                                       $ 158,497,502    $  95,527,892    $  96,044,817
                                       =============    =============    =============
Income (loss) from Operations:
         North America                 $   3,511,403    $     (90,470)   $  (1,877,751)
         Asia                             13,771,413          928,409      (13,241,787)
         Europe                              644,477               --               --
                                       -------------    -------------    -------------
                                       $  17,927,293    $     837,939    $ (15,119,538)
                                       =============    =============    =============
Identifiable Assets:
         North America                 $  59,181,720    $  47,048,599    $  47,116,502
         Asia                            129,451,647      118,819,792      112,651,502
         Europe                            6,975,881               --               --
         Less intergeographic
           eliminations                  (13,792,687)     (18,028,506)     (12,251,482)
                                       -------------    -------------    -------------
                                       $ 181,816,561    $ 147,839,885    $ 147,516,522
                                       =============    =============    =============
Capital Expenditures:
         North America                 $     829,449    $   3,394,916    $   1,583,417
         Asia                              1,911,118        3,082,397        4,392,024
         Europe                              378,754               --               --
                                       -------------    -------------    -------------
                                       $   3,119,321    $   6,477,313    $   5,975,441
                                       =============    =============    =============
Depreciation and Amortizaion
     expense:
         North America (1)             $   1,774,463    $     858,155    $   1,477,180
         Asia (1)                          6,399,043        5,140,271        6,307,397
         Europe                              201,412               --               --
                                       -------------    -------------    -------------
                                       $   8,374,918        5,998,426    $   7,784,577
                                       =============    =============    =============

     (1) Excludes $5,200,000 of goodwill impairment in 2002.

Transfers between geographic areas include raw materials purchased in the United States which are shipped to foreign countries to be manufactured into finished products. Finished products manufactured in foreign countries are then transferred to the United States and Europe for sale and finished goods manufactured in the United States are transferred to Europe and Asia for sale. Income from operations represents gross profit less operating expenses.

Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the People's Republic of China in the middle of 1997. The territory of Macau became a SAR of the People's Republic of China at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 55% of its identifiable assets are located in The People's Republic of China and its SARs of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S., could have a material adverse effect on the Company.

The Company's research and development facilities are located in California, Massachusetts, Hong Kong, China and the United Kingdom. Research and development costs, which are expensed as incurred, amounted to $8.4 million in 2003, $6.6 million in 2002 and $5.0 million in 2001. The Company closed its Indiana facility during the second quarter of 2003 and closed its Texas facility during the fourth quarter of 2002. The Company purchased property in San Diego, California where its research and development facility is located.

The increase in research and development expense for the year ended December 31, 2003 in the amount of $1.8 million is principally attributed to increased expenditures at the Company's Power Products group facilities and the purchase of Insilco's Passive Component's Group and APC.

The increase in research and development of $1.6 million in 2002 compared to 2001 is principally attributable to the opening of the Company's San Diego facility in 2002 and research and development performed with respect to power products.

The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows in 2003 and 2002. The amount and percentages of the Company's sales were $22,470,000 (14.2%) in 2003 and $11,606,000 (12.1%), and $11,410,000 (11.9%) in 2002, respectively. No customers represented in excess of ten percent of consolidated sales in 2001. The loss of any of these customers would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

12. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $247,000, $207,000 and $216,000, respectively. As of December 31, 2003, the plans owned 21,072 and 120,324 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $631,000, $604,000 and $665,000, respectively. As of December 31, 2003, the plan owned 3,323 and 17,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the "Plan") is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or
(ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and
(ii) 50% of the participant's annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2003 and 2002 amounted to approximately $428,000 and $197,000, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions:


December 31,                                                         2003          2002
-------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                         $ 1,903,982     $        --
Service cost                                                        217,875          80,153
Interest cost                                                       104,719          63,801
Plan amendments                                                          --       1,760,028
-------------------------------------------------------------------------------------------
Benefit obligations at end of year                              $ 2,226,576     $ 1,903,982
-------------------------------------------------------------------------------------------

Funded status of plan:
Under funded status                                             $(2,226,576)    $(1,903,982)
Unrecognized prior service costs                                  1,602,363       1,707,473
-------------------------------------------------------------------------------------------
Accrued pension cost                                            $  (624,213)    $  (196,509)
-------------------------------------------------------------------------------------------

Balance sheet amounts:
Accrued benefit liability                                       $ 1,983,627     $ 1,143,482
Intangible asset                                                  1,359,414         946,973
-------------------------------------------------------------------------------------------

The components of SERP expense are as follows:


December 31,                                                           2003            2002
-------------------------------------------------------------------------------------------
Service cost                                                    $   217,875     $    80,153
Interest cost                                                       104,719          63,800
Amortization of adjustments                                         105,110          52,556
-------------------------------------------------------------------------------------------
Total SERP expense                                              $   427,704     $   196,509
-------------------------------------------------------------------------------------------

Assumption percentages:
Discount rate                                                          5.50%           7.25%
Rate of compensation increase                                          4.00%           4.00%
-------------------------------------------------------------------------------------------

13. STOCK OPTION PLAN

The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of
Section 422 of the Internal Revenue Code of 1954, as amended. The Plan provides for the issuance of 2,400,000 common shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. Accordingly, no compensation cost has been recognized for the stock options awarded. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted.

Information regarding the Company's Stock Option Plan for 2003, 2002, and 2001 is as follows:

                                      2003                                2002                             2001
                         -----------------------------       ----------------------------    -----------------------------
                                             Weighted-                          Weighted-                        Weighted-
                                              Average                            Average                          Average
                                             Exercise                           Exercise                         Exercise
                            Shares             Price             Shares           Price            Shares          Price
                         ----------------    ---------       ---------------    ---------    ----------------    ---------
Options out-
  standing, begin-
  ning of year               759,238          $ 19.23           878,115          $ 17.44        822,429           $ 13.07
Options exercised           (224,638)         $ 11.48          (167,963)         $ 11.15       (129,143)          $ 10.27
Options granted              200,000          $ 18.89            78,000          $ 20.92        213,100           $ 29.50
Options cancelled            (22,000)         $ 19.00           (28,914)         $ 16.58        (28,271)          $ 14.05
                            --------                           --------                        --------
Options out-
  standing, end
  of year                    712,600          $ 21.61           759,238          $ 19.23        878,115           $ 17.44
                            ========                           =========                        =======
Options price
  range at end
  of year                $15.38 to $29.50                    $5.75 to $29.50                 $5.75 to $29.50
Options price
  range for
  exercised
  shares                 $5.75 to $19.52                     $5.75 to $18.70                 $5.75 to $17.00
Options available
  for grant at end
  of year                    925,000                          1,105,000                         152,000

Weighted-
  average fair
  value of options
  granted during
  the year                    $ 8.03                             $ 9.75                         $ 12.16

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

                         Number Out-           Average     Weighted            Number       Weighted-
       Range of          standing at          Remaining    Average         Exercisable at    Average
       Exercise         December 31,         Contractual   Exercise         December 31,    Exercise
        Prices              2003                 Life       Price               2003          Price
        ------              ----                 ----       -----               ----          -----
   $15.38 to $15.44         21,500                --        $ 15.42             21,500      $    15.42
   $17.00 to $19.00        222,000             1 Year       $ 17.25            147,500      $    17.28
        $29.50             209,600             2 Years      $ 29.50             75,050      $    29.50
   $19.52 to $22.25         71,500             3 Years      $ 21.05             14,500      $    21.40
        $18.89             188,000             4 Years      $ 18.89                 --              --
                           -------                                             -------
                           712,600                                             258,550
                           =======                                             =======

14.  COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company's outstanding Class B common shares. As of December 31, 2003, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

There are no contractual restrictions on the Company's ability to pay dividends provided that the Company continues to comply with the financial tests in its credit agreement. On February 3, 2003, April 29, 2003, August 1, 2003, and November 3, 2003 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $411,674, $412,411, $413,536, and $419,639, respectively. On August 1, 2003 and November 3, 2003 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $106,617 and $107,617, respectively. On February 1, 2002, May 1, 2002, August 1, 2002, and November 1, 2002 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $404,351, $410,199, $410,874, and $411,299, respectively. On February 2, 2004 the Company paid a $.04 and $.05 per share dividend to all shareholders of record at January 15, 2004 of Class A and Class B Common Stock in the amount of $107,641 and $422,474, respectively.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

 Future minimum lease payments for operating leases are approximately as follows:

                       Years Ending
                       December 31,
                       ------------
                           2004         $1,183,000
                           2005            803,000
                           2006            532,000
                           2007                 --
                           2008                 --
                                        ----------
                                        $2,518,000
                                        ==========


Rental expense was approximately $1,450,000, $863,000, and $830,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Credit Facilities
-----------------

The Company has two domestic lines of credit amounting to $11,000,000 which were unused at December 31, 2003. An unsecured $1 million line of credit is renewable annually. The $10 million line of credit expires on March 21, 2006. Borrowings under the $10 million line of credit are secured by the first priority interest in and a lien on all personal property of Bel Fuse Inc and its subsidiaries.


The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2003. The line of credit expires March 31, 2004. Borrowing on the line of credit is guaranteed by the U.S. parent.

Facilities
----------

The Company is constructing a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.3 million including improvements. As of December 31, 2003 the Company has paid $.4 million on the construction. The Company expects to complete the construction during 2004.

Legal Proceedings

a) The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its telecom business in 1998. The Company believes that the seller breached the terms of a realted Global Procurement Agreement dated October 2, 1998 and is seeking damages related thereto. During February, 2004, the Company and the seller have agreed in principle to settle the matter. The settlement, if successfully concluded, will result in a payment to the Company and an unconditional release by the seller of all conterclaims against the Company. The gain contingency will be recognized when received.

b) The Company has received a letter from a third party which states that its patent covers all of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company has received another letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position. The Company cannot predict the outcome of these matters, however, management believes that the ultimate resolution of these matters will not have a material impact on the Company.

     The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

                   CONDENSED SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                               Quarter Ended                               Total Year
                      ---------------------------------------------------------------        Ended
                        March 31,        June 30,       September 30,    December 31,     December 31,
                          2003            2003              2003             2003             2003
                      ------------     ------------     ------------     ------------     -----------
Net sales             $ 24,947,359     $ 44,821,149     $ 45,863,648     $ 42,865,346     $158,497,502
Gross profit             6,980,158       11,913,406       13,174,156       12,616,922       44,684,642
Net earnings             1,780,284        2,757,220        3,629,573        5,596,617       13,763,694
Earnings
  per share
  - basic (2)         $       0.16     $       0.25     $       0.33     $       0.50     $       1.25
Earnings
  per share -
  diluted (2)         $       0.16     $       0.25     $       0.32     $       0.49     $       1.24



                                              Quarter Ended                                Total Year
                      ---------------------------------------------------------------         Ended
                        March 31,        June 30,       September 30,    December 31,     December 31,
                         2002             2002              2002            2002 (1)          2002
                      ------------     ------------     ------------     ------------     ------------
Net sales             $ 16,514,002     $ 24,726,829     $ 27,401,089     $ 26,885,972     $ 95,527,892
Gross profit             2,153,379        6,180,774        6,254,195        8,519,324       23,107,672
Net earnings (loss)     (1,820,576)       1,292,880        1,746,160         (639,467)         578,997
Earnings (loss)
  per share
  - basic             $      (0.17)    $       0.12     $       0.16     $      (0.06)    $       0.05
Earnings (loss)
  per share -
  diluted             $      (0.17)    $       0.12     $       0.16     $      (0.06)    $       0.05

(1) During the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $5,200,000 (Note 3) and reversed $1,900,000 of purchase commitment accruals which were settled on a favorable basis. Such accruals were established during the second quarter of 2001.

(2) Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

                         BEL FUSE INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Column A              Column B            Column C           Column D            Column E           Column F
              --------              --------            --------           --------            --------           --------
                                                                           Additions
                                ------------------------------------------------------------------------------------------------

                                                        Charged             Charged
                                   Balance at          to profit           to other                                Balance
                                    beginning           and loss           accounts           Deductions          at close
             Description            of period          or income              (b)            (describe)(a)        of period
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2003
  Allowance for doubtful
    accounts                        $    945,000        $    (77,000)      $  2,308,000        $  1,200,000       $  1,976,000
                                    ============        ============       ============        ============       ============
  Allowance for excess and
    obsolete inventory              $  3,136,000        $    863,000       $  3,320,000        $  1,640,000       $  5,679,000
                                    ============        ============       ============        ============       ============
Year ended December 31, 2002
  Allowance for doubtful
    accounts                        $    945,000        $         --       $         --        $         --       $    945,000
                                    ============        ============       ============        ============       ============
  Allowance for excess and
    obsolete inventory              $  2,988,000        $  2,622,000       $         --        $  2,474,000       $  3,136,000
                                    ============        ============       ============        ============       ============
Year ended December 31, 2001
  Allowance for doubtful
    accounts                        $    945,000        $         --       $         --        $         --       $    945,000
                                    ============        ============       ============        ============       ============
  Allowance for excess and
    obsolete inventory              $  2,847,000        $ 14,814,000       $         --        $ 14,673,000       $  2,988,000
                                    ============        ============       ============        ============       ============


(a)     Write offs.

(b) These amounts represent the reserves established at date of acquisition of the Passive Components Group of Insilco Technologies, Inc.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable

     Item 9a.   Controls and Procedures

a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this item.

         The registrant has adopted a code of ethics for its directors, executive officers and all other senior financial personnel. The Registrant will make copies of its code of ethics available to investors upon request. Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ 07302 Attn: Colin Dunn or should be made by telephone by calling Colin Dunn at 201-432-0463.

Item 11.   Executive Compensation
           ----------------------

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           ------------------------------------------------------------------
Related Shareholder Matters
---------------------------

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of shareholders that is responsive to the information required with respect to this Item.

         PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on
                  ------------------------------------------------------
                  Form 8-K                                                        Page
                  ---------                                                       ----

(a)               Financial Statements

           1.     Financial statements filed as a part of this Annual
                   Report on Form 10-K:

                  Independent Auditors' Report                                     F-1

                  Consolidated Balance Sheets as of December 31,
                   2003 and 2002                                                 F-2 - F-3

                  Consolidated Statements of Operations for Each
                   of the Three Years in the Period Ended
                   December 31, 2003                                                F-4

                  Consolidated Statements of Stockholders' Equity
                   for Each of the Three Years in the Period
                   Ended December 31, 2003                                       F-5 - F-6

                  Consolidated Statements of Cash Flows for Each
                   of the Three Years in the Period Ended
                   December 31, 2003                                             F-7 - F-9

                  Notes to Consolidated Financial Statements                    F-10 - F-34

                  Selected Quarterly Financial Data - Years Ended
                   December 31, 2003 and 2002 (Unaudited)                           F-35

           2. Financial statement schedules filed as part of this report:

                  Schedule II:  Valuation and Qualifying Accounts                   S-1

                  All other schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

(b)               Reports on Form 8-K

                  The Company filed or submitted the following Current Reports on Form 8-K with the SEC during the fourth quarter of 2003:

                  1. 8-K submitted October 29, 2003, reporting (under Items 7 and 9) the Company's third quarter earnings;
                  2. 8-K/A filed December 10, 2003, amending (under Item 7) an
                     8-K filed with respect to the Insilco transaction.

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

           10.4       Stock Option Plan. Incorporated by reference to Exhibit
                      28.1 of the Company's Registration Statement on Form S-8 (Registration No.333-89376) filed with the Securities and Exchange Commission on May 29, 2002.

           10.5 Employment agreement between Elliot Bernstein and Bel Fuse Inc. dated October 29, 1997. Incorporated by reference to
                      Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

           10.6       Stock and Asset Purchase Agreement among Bel Fuse Ltd,
                      Bel Fuse Macau, L.P.A., Bel Connector, Inc. and Bel Transformer, Inc. and Insilco Technologies, Inc. and certain of its subsidiaries, dated as of December 31, 2002, as amended by Amendment No. 1, dated as of March 21, 2003, to Stock and Asset Purchase Agreement, among Bel Fuse Inc., Bel Fuse Ltd., Bel Fuse Macau, L.D.A., Bel Connector Inc. and Bel Transformer Inc. and Insilco Technologies, Inc. and certain of its subsidiaries. Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

           10.7 Amended and Restated Credit and Guarantee Agreement, dated as of March 21, 2003, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and The Bank of New York, as Lender. Incorporated by reference to
                      Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 2002.

Item 15.         Exhibits,  Financial Statement Schedules and Reports on
                 -------------------------------------------------------
                      Form 8-K (continued)
                      --------------------

Exhibit No.:
------------

           11.1 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

           22.1       Subsidiaries of the Registrant.

           23.1       Consent of Independent Auditors.

           31.1       Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1       Certification of the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes - Oxley Act of 2002.

           32.2 Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. BEL FUSE INC.

BY:                                /s/ Daniel Bernstein
                                   --------------------
                                   Daniel Bernstein, President, Chief Executive
                                   Officer and Director

                                   /s/ Colin Dunn
                                   --------------
                                   Colin Dunn, Vice - President of Finance

Dated: March 12, 2004

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

Signature                         Title                   Date
---------                         -----                   ----

/s/ Daniel Bernstein          President, Chief        March 12, 2004
---------------------      Executive Officer and
Daniel Bernstein                 Director


/s/ Howard B. Bernstein          Director             March 12, 2004
-------------------------
Howard B. Bernstein

/s/ Robert H. Simandl            Director             March 12, 2004
-------------------------
Robert H. Simandl

/s/ Peter Gilbert                Director             March 12, 2004
-------------------------
Peter Gilbert

/s/ John Tweedy                  Director             March 12, 2004
-------------------------
John Tweedy

/s/ John Johnson                 Director             March 12, 2004
-------------------------
John Johnson