Form 10-Q
period 2004-03-31
BEL FUSE INC /NJ
filed 2004-05-10
CIK 729580

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

         At April 30, 2004, there were 2,701,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,581,692 shares of Class B Common Stock, $.10 par value, outstanding.

                                  BEL FUSE INC.

                                     INDEX
                                                                 Page Number
                                                                 -----------
         Part I.           Financial Information

           Item 1.         Financial Statements                       1

                           Consolidated Balance Sheets as of
                           March 31, 2004 (unaudited) and
                           December 31, 2003                        2 - 3

                           Consolidated Statements of
                           Operations for the Three
                           Months Ended March 31, 2004
                           and 2003 (unaudited)                       4

                           Consolidated Statements of
                           Stockholders' Equity for the
                           Year Ended December 31, 2003
                           and the Three Months Ended
                           March 31, 2004 (Unaudited)                 5

                           Consolidated Statements of
                           Cash Flows for the Three
                           Months Ended March 31,
                           2004 and 2003 (unaudited)                6 - 8

                           Notes to Consolidated Financial
                           Statements (unaudited)                   9 - 24

           Item 2.         Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                           25 - 37

           Item 3.         Quantitative and Qualitative
                           Disclosures About Market Risk              38

           Item 4.         Controls and Procedures                    38

         Part II.    Other Information

           Item 1.   Legal Proceedings                                39

           Item 6.   Exhibits and Reports on Form 8-K                 40

         Signatures                                                   41

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

         The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,                   December 31,
                                                                      2004                         2003
                                                                --------------               ---------------
                                                                  (Unaudited)
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                 $   64,686,625                $   57,461,152
     Marketable securities                                          5,713,428                     5,038,749
     Accounts receivable - less allowance for doubtful
      accounts of $1,993,000 and $1,976,000 at
      March 31, 2004 and December 31, 2003, respectively           29,507,371                    30,381,613
     Inventories                                                   26,023,905                    26,228,697
     Prepaid expenses and other current
      assets                                                        2,259,348                     1,704,475
     Deferred income taxes                                            687,000                       650,000
                                                                --------------               ---------------
         Total Current Assets                                     128,877,677                   121,464,686
                                                                --------------               ---------------

Property, plant and equipment - net                                42,844,966                    44,119,786

Intangible assets - net                                             3,428,923                     3,637,985
Goodwill                                                            9,881,854                     9,881,854
Prepaid pension costs                                               1,366,946                     1,359,414
Other assets                                                        1,320,994                     1,352,836
                                                                --------------               ---------------
     TOTAL ASSETS                                              $  187,721,360                $  181,816,561
                                                                ==============               ===============





           See notes to consolidated unaudited financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,                December 31,
                                                                      2004                       2003
                                                                 ---------------            --------------
                                                                   (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                            $    2,000,000            $    2,000,000
     Accounts payable                                                  8,528,181                 7,514,860
     Accrued expenses                                                  8,772,849                 9,442,689
     Income taxes payablev                                               671,259                   226,432
     Dividends payable                                                   530,000                   530,000
                                                                ----------------            --------------
         Total Current Liabilities                                    20,502,289                19,713,981
                                                                ----------------            --------------
Long-term Liabilities:
     Minimum pension obligation                                        2,085,627                 1,983,627
     Long-term debt - net of current portion                           6,000,000                 6,500,000
     Deferred income taxes                                             7,024,000                 6,764,000
                                                                ----------------            --------------
         Total Long-term Liabilities                                  15,109,627                15,247,627
                                                                ----------------            --------------

         Total Liabilities                                            35,611,916                34,961,608
                                                                ----------------            --------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, no par value,
      authorized 1,000,000 shares;
      none issued                                                             --                        --
     Class A common stock, par value
      $.10 per share - authorized
      10,000,000 shares; outstanding
     2,701,663 and 2,701,663 shares, respectively
     (net of 2,676,225 treasury shares)                                  270,167                   270,167
     Class B common stock, par value
      $.10 per share - authorized
      30,000,000 shares; outstanding 8,515,192
      and 8,460,692 shares, respectively
       (net of 8,405,492 treasury shares)                                851,519                   846,069
     Additional paid-in capital                                       18,683,496                17,352,448
     Retained earnings                                               131,531,424               127,406,693
     Accumulated other comprehensive
      income                                                             772,838                   979,576
                                                                ----------------            --------------
         Total Stockholders' Equity                                  152,109,444               146,854,953
                                                                ----------------            --------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $  187,721,360            $  181,816,561
                                                                ----------------            --------------



           See notes to consolidated unaudited financial statements.
                                      -3-

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    2004                       2003
                                                                    ----                       ----
Net Sales                                                      $  42,357,023              $  24,947,359
                                                               -------------              -------------
Costs and expenses:
     Cost of sales                                                29,791,014                 17,967,201
     Selling, general and administrative                           6,950,872                  4,847,054
                                                               -------------              -------------
                                                                  36,741,886                 22,814,255
                                                               -------------              -------------
Income  from operations                                            5,615,137                  2,133,104
Interest expense                                                     (56,766)                   (10,417)
Interest income                                                      104,360                    126,597
                                                               -------------              -------------
Earnings before provision for income taxes                         5,662,731                  2,249,284
Income tax provision                                               1,008,000                    469,000
                                                               -------------              -------------
Net earnings                                                   $   4,654,731              $   1,780,284
                                                               -------------              -------------
Earnings per common share - basic                              $        0.42              $        0.16
                                                               -------------              -------------
Earnings  per common share - diluted                           $        0.41              $        0.16
                                                               -------------              -------------
Weighted average common shares
 outstanding - basic                                              11,203,536                 10,945,417
                                                               -------------              -------------
Weighted average common shares
 outstanding - diluted                                            11,454,606                 11,071,875
                                                               -------------              -------------

            See notes to consolidated unaudited financial statements.
                                       -4-

                         BEL FUSE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                                                                Other
                                                 Compre-                       Compre-          Class A   Class B    Additional
                                                 hensive         Retained      hensive           Common    Common      Paid-In
                                  Total       Income (loss)      Earnings    Income (loss)       Stock     Stock       Capital
                              -------------   --------------- -------------  --------------     --------  --------  ------------
Balance, January 1, 2003      $ 130,659,147                    $115,632,819   $    (50,132)     $267,623  $826,149   $13,982,688
Exercise of stock
  options                         2,580,224                                                        2,544    19,920     2,557,760
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options           812,000                                                                              812,000
Cash dividends on Class A
  common stock                     (322,234)                       (322,234)
Cash dividends on Class B
  common stock                   (1,667,586)                     (1,667,586)
Currency translation
  adjustment - net of tax         1,014,808     $  1,014,808                     1,014,808
Increase in marketable
  securities-net of taxes            14,900           14,900                        14,900
Net income                       13,763,694       13,763,694     13,763,694
                                                ------------
      Comprehensive income                      $ 14,793,402
                                                ------------
                              -------------                    ------------   ------------      --------  --------   -----------
Balance, December 31, 2003      146,854,953                     127,406,693        979,576       270,167   846,069    17,352,448
Exercise of stock
  options                         1,146,498                                                                  5,450     1,141,048
Tax benefits arising
  from the disposition of
  non-qualified
  incentive stock options           190,000                                                                              190,000
Cash dividends on Class A
  common stock                     (135,000)                       (135,000)
Cash dividends on Class B
  common stock                     (395,000)                       (395,000)
Currency translation
  adjustment - net of tax          (222,438)    $   (222,438)                     (222,438)
Increase in marketable
  securities-net of taxes            15,700           15,700                        15,700
Net income                        4,654,731        4,654,731      4,654,731
                                                ------------
      Comprehensive income                      $  4,447,993
                                                ------------
                              -------------                    ------------   ------------      --------  --------   -----------
Balance, March 31, 2004       $ 152,109,444                    $131,531,424   $    772,838      $270,167  $851,519   $18,683,496
                              =============                    ============   ============      ========  ========   ===========

                 See notes to consolidated financial statements.

                         BEL FUSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           2004                       2003
                                                           ----                       ----
Cash flows from operating
 activities:
     Net income                                       $  4,654,731                $  1,780,284
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and amortization                       2,231,510                   1,494,570
     Other                                                 190,000
                                                                                            --
     Deferred income taxes                                 219,000                     312,000
     Changes in operating assets
      and liabilities (net of acquisitions)              1,247,516                   1,143,947
                                                      ------------                ------------
        Net Cash Provided by
         Operating Activities                            8,542,757                   4,730,801
                                                      ------------                ------------
Cash flows from investing activities:
     Purchase of property, plant
      and equipment                                       (672,388)                   (676,512)
     Purchase of marketable
      securities                                          (646,445)                         --
     Payment for acquisitions - net of
       cash acquired                                       (74,539)                (36,047,303)
     Proceeds from repayment
      by contractors                                         7,250                       7,250
     Proceeds from sale of
      marketable securities                                     --                   4,904,875
                                                      ------------                ------------
         Net Cash Used in
            Investing Activities                        (1,386,122)                (31,811,690)
                                                      ------------                ------------

           See notes to consolidated unaudited financial statements.
                                      -6-

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   2004                       2003
                                                                   ----                       ----
Cash flows from financing
   activities:
     Proceeds from borrowings                                           --                  10,000,000
     Loan repayments                                              (500,000)                         --
     Proceeds from exercise of
      stock options                                              1,146,498                     139,948
     Dividends paid to common
      shareholders                                                (530,000)                   (412,000)
                                                              ------------                ------------
        Net Cash Provided By
          Financing Activities                                     116,498                   9,727,948
                                                              ------------                ------------

Effect of exchange rate change on cash                             (47,660)                         --
                                                              ------------                ------------
Net Increase (decrease) in
     Cash and Cash Equivalents                                   7,225,473                 (17,352,941)
Cash and Cash Equivalents
  - beginning of period                                         57,461,152                  59,002,581
                                                              ------------                ------------
Cash and Cash Equivalents
  - end of period                                             $ 64,686,625                $ 41,649,640
                                                              ============                ============

 Changes in operating assets
  and liabilities (net of acquisitions) consist of:
     Decrease in accounts receivable                          $    766,031                $  3,180,866
     Decrease (increase) in inventories                            155,746                  (2,090,807)
     Increase in prepaid
      expenses and other
      current assets                                              (554,873)                 (1,211,131)
     Decrease in prepaid taxes                                          --                     169,290
     Decrease in other assets                                       23,609                      73,178
     Increase in accounts payable                                1,004,960                     255,185
     Increase in income taxes payable                              444,827                          --
     (Decrease) increase in
      accrued expenses                                            (592,784)                    767,366
                                                              ------------                ------------
                                                              $  1,247,516                $  1,143,947
                                                              ============                ============


           See notes to consolidated unaudited financial statements.
                                      -7-

                         BEL FUSE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  2004                       2003
                                                                  ----                       ----
Supplementary information:
     Cash paid during the year for:
        Income taxes                                        $    269,000                $    205,000
                                                            ------------                ------------
        Interest                                            $     56,000                $         --
                                                            ------------                ------------
     Details of acquisitions:
        Fair value of assets
         acquired (excluding cash of $799,000
         in 2003)                                           $         --                $ 35,832,278
        Intangibles                                               74,539                   6,662,146
     Less: cash on deposit previous year                              --                  (6,447,121)
                                                            ------------                ------------
     Cash paid for acquisitions                             $     74,539                $ 36,047,303
                                                            ============                ============










           See notes to consolidated unaudited financial statements.
                                      -8-

                         BEL FUSE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation and Accounting Policies

The consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2003 was derived from audited financial statements.

Accounting Policies
-------------------

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------

Bel Fuse Inc. and subsidiaries operate in one industry with three reporting segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company manages its operations geographically through its three reporting units: North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2004 and December 31, 2003, cash equivalents approximated $36,248,000 and $25,228,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at year end rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the year. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Foreign currency losses were $12,000 and $6,000 for the three months ended March 31, 2004 and 2003, respectively, and are included in Selling, General and Administrative expenses in the statement of operations.

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

GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment, at least annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Upon adoption of this standard, the Company allocated its goodwill and other intangibles to two reporting units - North America and Asia.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No.
123). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      March 31,
                                       -------------------------------------
                                             2004                  2003
                                       -----------------    ----------------
Net earnings - as reported               $  4,654,731         $  1,780,284
Stock-based compensation expense
   using fair value method                   (309,899)            (419,723)
                                         ------------         ------------
Net earnings - pro forma                 $  4,344,832         $  1,360,561
                                         ============         ============
Earnings per share -
   basic-as reported                     $       0.42         $       0.16
                                         ============         ============
Earnings per share -
   basic-pro forma                       $       0.39         $       0.12
                                         ============         ============
Earnings per share -
  diluted-as reported                    $       0.41         $       0.16
                                         ============         ============
Earnings per share -
  diluted-pro forma                      $       0.38         $       0.12
                                         ============         ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividends yield of .9%, expected volatility of 76% for Class A, and 54% for Class B; risk-free interest rate of 2%, and expected lives of 5 years. No options were granted during the three months ended March 31, 2004.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the three months ended March 31, 2004 and 2003 amounted to $1.8 million and $1.6 million, respectively.

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

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share.

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                 2004           2003
                                                                 ----           ----
   Weighted average shares outstanding - basic                11,203,536     10,945,417
   Dilutive impact of options  and warrants outstanding          251,070        126,458
                                                              ----------     ----------

   Weighted average shares outstanding - diluted              11,454,606     11,071,875
                                                              ==========     ==========


 During the three months ended March 31, 2004 and 2003, respectively, -0- and 251,100 of outstanding options were not included in the foregoing computations because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts of bank debt is a reasonable estimate of fair value.

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

Both Bel and the acquired InNet/Stewart Group were leaders in the Integrated Connector Module ("ICM") market with their respective MagJack product offerings. Consolidating the engineering, manufacturing and sales capabilities of Bel and InNet/Stewart has strengthened the Company's leadership in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements InNet/Stewart's strengths in mechanical design and engineering.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The agreement also required the Company to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payments were made during 2003 and no contingent purchase price payment amounts are due as of March 31, 2004. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

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

The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2003 (in thousands):

                                            Three Months Ended
                                                March 31,
                                                ---------
                                                  2003
                                                  ----
        Sales                                  $ 40,660
        Net income (loss)                         2,641
        Earnings per share - diluted               0.24

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2003. Such information should not be construed as being a representation of the future results of operations of the Company.

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

Upon adoption of SFAS 142 on January 1, 2002, the Company completed an impairment test and, based on the results of a valuation performed, management concluded that there was no impairment. This conclusion was based on the results of a discounted projected cash flow model, including an estimate of terminal value and various other generally accepted valuation methodologies. In 2001, the electronics industry and more specifically, the Telecom sector, overestimated their future requirements, which resulted in lower revenues and profits for the Company. By late 2002, management had concluded that a market turnaround was not likely to occur as had been expected.

In late 2002, management concluded that it needed to revise projected revenue, profit and cash flows projections in 2003 and beyond based on market conditions. Management performed the required annual impairment test during the fourth quarter of 2002 based on the same valuation methodology used by the Company upon adopting SFAS 142 and concluded that an impairment charge of $5.2 million was appropriate. The $5.2 million impairment charge impacted the Company's North America and Asia geographic reporting units by $2.3 million and $2.9 million, respectively. Management performed the required annual impairment test during the fourth quarter of 2003 and concluded that there was no impairment in any of its geographic reporting units.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $284,000 and $192,000 for the three months ended March 31, 2004 and 2003, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through March 31, 2004 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the three months ended March 31, 2004 and 2003, the Company paid approximately $75,000 and $29,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the three months ended March 31, 2004 and the year ended December 31,2003 are as follows:

                                                  Total              Asia          North America         Europe
                                                  -----              ----          -------------         ------
      Balance, January 1, 2003                $   4,819,563     $   3,396,181      $   1,423,382      $         --

      Goodwill allocation
        related to acquisitions                   5,062,291         3,011,254          1,445,710           605,327
                                              -------------     -------------      -------------      ------------

      Balance December 31, 2003                   9,881,854         6,407,435          2,869,092           605,327

      Goodwill allocation
        related to acquisitions                          --                --                 --                --
                                              -------------     -------------      -------------      ------------

      Balance March 31, 2004                  $   9,881,854     $   6,407,435      $   2,869,092      $    605,327
                                              =============     =============      =============      ============

         The components of other intangibles are as follows:

                                                   December 31, 2003
                                           Total                           Asia                        North America
                             -----------------------------   -----------------------------    -----------------------------
                             Gross Carrying    Accumulated   Gross Carrying    Accumulated    Gross Carrying    Accumulated
                                 Amount       Amortization       Amount       Amortization       Amount        Amortization
                             -------------    ------------   --------------   ------------    --------------   ------------
 Patents and Product
   Information               $   2,935,000    $   863,591    $   2,653,000    $   741,680     $     282,000    $   121,911

 Covenants not-to-compete        3,169,987      1,603,411        3,169,987      1,603,411                --             --

 Supply agreement                2,660,000      2,660,000        1,409,800      1,409,800         1,250,200      1,250,200
                              ------------     ----------     ------------     ----------     -------------     ----------

                             $   8,764,987    $ 5,127,002    $   7,232,787    $ 3,754,891     $   1,532,200    $ 1,372,111
                             =============    ===========    =============    ===========     =============    ===========

                                                      March 31, 2004
                                           Total                           Asia                        North America
                             -----------------------------   -----------------------------    -----------------------------
                             Gross Carrying   Accumulated    Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                 Amount      Amortization        Amount      Amortization        Amount       Amortization
                             -------------   ------------    --------------  ------------     --------------  ------------
 Patents and Product
   Information               $  2,935,000    $   982,119     $  2,653,000    $   853,158      $    282,000    $   128,961

 Covenants not-to-compete       3,244,526      1,768,484        3,244,526      1,768,484                --             --

 Supply agreement               2,660,000      2,660,000        1,409,800      1,409,800         1,250,200      1,250,200
                             ------------    -----------     ------------    -----------      ------------    -----------

                             $  8,839,526    $ 5,410,603     $  7,307,326    $ 4,031,442      $  1,532,200    $ 1,379,161
                             ============    ===========     ============    ===========      ============    ===========

         Amortization expense for other intangible assets for the next five years is as follows:


                        Year Ending      Amortization
                        December 31,       Expense
                        ------------       -------

                           2004          $1,117,000
                           2005           1,031,000
                           2006             806,000
                           2007             417,000
                           2008             266,000
                                         ----------
                          Total          $3,637,000
                                         ==========
4.       Inventories

The components of inventories are as follows:


                                      March 31,        December 31,
                                        2004              2003
                                        ----              ----
            Raw materials           $13,415,683       $12,421,655
            Work in progress          2,107,279         2,094,474
            Finished goods           10,500,943        11,712,568
                                    -----------       -----------
                                    $26,023,905       $26,228,697
                                    ===========       ===========

5.       Restructuring Charges

During the three months ended March 31, 2004 and 2003, the Company incurred approximately $89,000 and $161,000, respectively, of severance costs and anticipates additional severance expenses for the remainder of 2004 of approximately $250,000 as additional jobs are moved to mainland China and Hong Kong operations are restructured.

6.       Business Segment Information

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                                     Three Months Ended
                                                          March 31,
                                           --------------------------------
                                               2004                2003
                                           -----------         ------------

          Total Revenues:
             North America                $ 19,613,333         $ 7,427,974
             Asia                           30,485,269          23,036,359
             Europe                          3,784,100             632,967
             Less intergeographic
              revenues                     (11,525,679)         (6,149,941)
                                          ------------         ------------
                                          $ 42,357,023         $24,947,359
                                          ============         ===========
          Income from Operations:
            North America                 $  1,384,986         $   151,235
            Asia                             3,855,152           1,807,230
            Europe                             374,999             174,639
                                          ------------         ------------
                                          $  5,615,137         $ 2,133,104
                                          ============         ===========

7.       Debt

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (2.625 percent at March 31, 2004) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel and all other personal property and certain real property of Bel. The Company is required to maintain certain financial covenants, as defined in the agreement. As of March 31, 2004, the Company was in compliance with all financial covenants. As of March 31, 2004, the balance due on the term loan was $8.0 million. For the three months ended March 31, 2004, the Company recorded interest expense of approximately $57,000.

8   Accrued Expenses

     Accrued expenses consist of the following:

                                        March 31, 2004     December 31, 2003
                                       ---------------     -----------------
        Sales commissions              $     1,271,128     $       1,378,925
        Subcontracting labor                 2,037,412             1,900,189
        Salaries, bonuses and
         related benefits                    2,233,623             3,047,904
        Other                                3,230,685             3,115,671
                                       ---------------     -----------------
                                       $     8,772,848     $       9,442,689
                                       ===============     =================


9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the three months ended March 31, 2004 and 2003 amounted to approximately $109,000 and $37,000, respectively. As of March 31, 2004, the plans owned 20,910 and 120,501 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the three months ended March 31, 2004 and 2003 amounted to approximately $107,000 and $106,000, respectively. As of March 31, 2004, the plan owned 3,323 and 12,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "Plan") is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount
(i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of
(i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the three months ended March 31, 2004 and 2003 amounted to approximately $94,000 and $82,000, respectively.

10.      Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 consists of:

                                                 Three Months Ended
                                                      March 31,
                                                2004             2003
                                                ----             ----
      Net earnings                          $ 4,654,731      $ 1,780,284
      Currency translation adjustment-
         net of taxes                          (222,438)          (6,515)
      Increase in marketable
        securities - net of taxes                15,700               --
                                            -----------      -----------
      Comprehensive income                  $ 4,447,993      $ 1,773,769
                                            ===========      ===========


11.      Legal Proceedings

a) The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and is seeking damages related thereto. During February, 2004, the Company and the seller agreed in principle to settle the matter. The settlement, if successfully concluded, will result in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The gain contingency will be recognized when received.

b) The Company has received a letter from a third party which states that its patent covers all of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company has received another letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. This statement represents a forward looking statement; outcomes in legal proceedings are difficult to predict, due in part to the difficulties associated with the proof of facts in such proceedings.

     The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

12.  Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company's SEC filings.

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

           Allowance for Doubtful Accounts
           -------------------------------
         The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

       When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. At
December 31, 2003, approximately $8.7 million of inventory was on hand, including $3.1 million of raw materials received from the outstanding purchase commitments (at original cost before the write-down or reserve of $12.0 million in 2001). During the third quarter of 2003 approximately $2.5 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

      The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge in the fourth fiscal quarter of 2001.

                    4th Quarter        2001       $ 164,329

                    1st Quarter        2002           4,538
                    2nd Quarter        2002          68,098
                    3rd Quarter        2002          38,914
                    4th Quarter        2002         271,163

                    1st Quarter        2003          77,069
                    2nd Quarter        2003          80,046
                    3rd Quarter        2003          28,851
                    4th Quarter        2003          98,263

                    1st Quarter        2004          31,051
                                                  ---------
                                                  $ 862,322
                                                  =========

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

         During the first quarter of 2004, approximately $14.2 million of the sales increase compared to the first quarter of 2003, is attributable to the acquisition by the Company of Insilco's Passive Components Group and APC during 2003.

         Gross profit margins have been favorably impacted due to various cost cutting measures implemented by the Company. During 2002, the Company closed its Texas sales, manufacturing and research and development facility along with its Indiana research and development facility. Some of the research and development jobs were consolidated in the Company's San Diego, California research and development facility. These cost cutting measures continued into 2003 and 2004 as many manufacturing and administrative positions were moved from Hong Kong to China. A Mexican facility was closed during 2003 and the business was moved to the Dominican Republic.

Results of Operations
---------------------

         The following table sets forth, for the first quarters of 2004 and 2003, the percentage relationship to net sales of certain items included in the Company's consolidated unaudited statements of operations.


                                                 Percentage of Net Sales
                                                   Three Months Ended
                                                      March 31,
                                           --------------------------------
                                              2004              2003
                                              ----              ----

             Net sales                        100.0  %          100.0  %
             Cost of sales                     70.3              72.0
             Selling, general and
               administrative expenses         16.4              19.4
             Other income, net of
               interest expense                 0.1               0.5
             Earnings before income
               taxes                           13.4               9.0
             Income tax provision               2.4               1.9
             Net earnings                      11.0               7.1


         The following table sets forth the year over year percentage increases of certain items included in the Company's consolidated unaudited statements of operations.


                                         Increase from
                                          Prior Period
                           --------------------------------------
                                    Three Months Ended March
                                   31, 2004 compared with the
                                    Three Months Ended March
                                         March 31, 2003
                           --------------------------------------


        Net sales                                   69.8  %
        Cost of sales                               65.8
        Selling, general and
          administrative expenses                   43.4
        Net earnings                               161.5
      ----------------------------------------------------

Sales
-----

         Net sales increased 69.8% from $24.9 million during the first quarter of 2003 to $42.4 million during 2004. The Company attributes this increase principally to sales of approximately $14.2 million from the Insilco Passive Components Group and APC, strong demand for Magnetics sales from Bel's existing business, resulting in an increase of $1.9 million in such sales, and increased circuit protection sales of $1.1 million.

         The significant components of the Company's first quarter 2004 sales were from magnetic products of $31.9 million (as compared with $18.2 million during the first quarter of 2003), circuit protection of $4.9 million (as compared with $3.8 million during the first quarter of 2003), interconnect products of $3.0 million (as compared with $.6 million during the first quarter of 2003), and module sales of $2.5 million (as compared with $2.4 million during the first quarter of 2003).

         The Company is cautiously optimistic that its revenues will continue to grow during the second quarter of 2004 in light of the increases in the Company's backlog although the Company cannot provide assurances to investors in this regard. This statement represents a Forward Looking Statement, subject to the risks and uncertainties described in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Actual results could differ materially from this Forward Looking Statement. The Company had one customer with sales in excess of 10% (11.1%) of total sales during the first quarter of 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         At this time the Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes. Given the change in the nature of the products purchased by customers from period to period, the Company believes that neither unit changes nor price changes are meaningful. The Company does not believe that it experienced a material change in unit sales, except for the additional unit sales generated from the acquisition of the Insilco Passive Components Group during 2003. Over the past year, newer and more sophisticated products with higher unit selling prices have been introduced. Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation. In general, as products become mature, average selling prices decrease.

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

         Value-added costs are recorded as incurred for all products manufactured at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company believes that such costs generally are not significant as a percentage of total inventory costs at any point in time. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico. See "Critical Accounting Policies" above for information regarding the use of inventories in the manufacturing process that have been written down in prior years.

         Cost of sales as a percentage of net sales decreased from 72.0 % during the first quarter of 2003 to 70.3% in 2004. The decrease in the cost of sales percentage is primarily attributable to a 5.1% decrease in direct labor as a percentage of sales, a 2.6% decrease in factory overheads and a 2.5% decrease in research and development as a percentage of sales offset in part by a 7.6% increase in material costs. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations and the Company's relocating direct labor from Hong Kong to China where labor costs are lower. To support increased backlog, the Company requires additional direct laborers and currently anticipates adding 3,000 workers in the Far East manufacturing facilities. The decrease in factory overhead and research and development expenses as a percentage of sales is primarily attributable to the increase in sales. The percentage increase in material cost as a percentage of sales is primarily attributable to pricing pressure the Company is experiencing with its customers and sales of products which have a higher material content compared to the first quarter of 2003.

         The acquisition of the Insilco Passive Components Group resulted in additional cost of sales in the amount of $12.2 million during the first quarter of 2004. The Company expects fluctuations in cost of sales to continue in future quarters in relation to increases or decreases of sales.

         Included in cost of sales are research and development expenses of $1.8 million and $1.6 million for the first quarters of 2004 and 2003, respectively. The increase is principally attributable to increased research and development expenditures in connection with the purchase of the Passive Components Group of Insilco and APC offset in part by the closure of the Indiana research facility and lower research and development costs in the Far East as many of these jobs were moved from Hong Kong to China.

     Selling, General and Administrative Expenses
     --------------------------------------------

         The percentage relationship of selling, general and administrative expenses to net sales decreased from 19.4% during the three months ended March 31, 2003 to 16.4% during the three months ended March 31, 2004, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $2.1 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco operations of approximately $2.0 million and additional professional fees of approximately $.4 million related to Sarbanes - Oxley compliance.

         The Company anticipates continued increases in professional fees principally associated with Sarbanes - Oxley compliance.

     Interest Income - net
     ---------------------

         Interest income earned on cash and cash equivalents decreased by approximately $22,000 during the first three months of 2004 compared to 2003. The decrease is due primarily to lower interest rates earned on cash and cash equivalents and lower cash balances due to the use of approximately $32.5 million of cash for the acquisition of Insilco's Passive Components Group .

         Interest Expense
         ----------------

         Interest expense increased by approximately $46,000 during the first three months of 2004 compared to 2003. The increase arose from a $10 million term loan entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.25% payable quarterly. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

         Provision for Income Taxes
         --------------------------

         The provision for income taxes for the three months ended March 31, 2004 was $1.0 million as compared to $.5 million for the three months ended March 31, 2003. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the three months ended March 31, 2004, as compared with 2003. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

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

         The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits reported in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's actual effective tax rate. There was no material tax benefit during the first quarter of 2004 and 2003 because of the lower tax rate in Macau.

Cost Control Measures
---------------------

         In light of the current market in the Company's industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company's operations and the recognition of related restructuring charges in future periods. During the three months ended March 31, 2004 and 2003, the Company incurred approximately $89,000 and $161,000, respectively, of severance costs and anticipates additional severance expenses in the amount of approximately $250,000 during 2004 as additional jobs are moved to mainland China and Hong Kong operations are restructured.

Inflation and Foreign Currency Exchange
---------------------------------------

         During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $12,000 for the three months ended March 31, 2004 which are included in selling, general and administrative expense from realized foreign exchange transactions and approximately $773,000 in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese Renminbi, the Macau Pataca, the Euro or the British Pound could have a material effect on the Company's consolidated financial position or results of operations.

Net Earnings
------------

         Net earnings for the three months ended March 31, 2004 includes approximately $1.8 million attributable to the acquisition of Insilco's Passive Components Group.

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

         The Company has two domestic lines of credit amounting to $11 million, which were unused at March 31, 2004. An unsecure $1 million line of credit is renewable annually. The $10 million line of credit expires on March 21, 2006. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

         On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (2.625 percent at March 31, 2004) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the three months ended March 31, 2004, the Company recorded interest expense of approximately $57,000, and was in compliance with all of the covenants contained in the loan agreement as at March 31, 2004.

           The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at March 31, 2004. This line of credit expired on March 31, 2004 and the Company is in the process of renewing it. Borrowing on this line of credit is guaranteed by the Company.

           For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         The Company is constructing a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.3 million. As of March 31, 2004, the Company has paid $.5 million toward the construction. The Company expects to complete the construction during 2004.

         Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million in sales through May 2007. During the three months ended March 31, 2004 and 2003, the Company paid approximately $75,000 and $29,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

           On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time in market or privately negotiated transactions. As of March 31, 2004, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the three months ended March 31, 2004.

         During the three months ended March 31, 2004, the Company's cash and cash equivalents increased by approximately $7.2 million, reflecting approximately $8.5 million provided by operating activities and $1.1 million from proceeds from the exercise of stock options offset by $.7 million for the purchase of property, plant and equipment, $.6 million for the purchase of marketable securities, $.5 million for loan repayments and $.5 million for payment of dividends.

         Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.2% and 51.1% of the Company's total assets at March 31, 2004 and December 31, 2003, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.3 to 1 and 6.2 to 1 at March 31, 2004 and December 31, 2003, respectively.

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

         Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts of bank debt is a reasonable estimate of fair value.

         Item 4.   Controls and Procedures
                   -----------------------

a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

         PART II.     Other Information

           Item 1.       Legal Proceedings
                         -----------------

a) The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and is seeking damages related thereto. During February, 2004, the Company and the seller agreed in principle to settle the matter. The settlement, if successfully concluded, will result in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The gain contingency will be recognized when received.

b) The Company has received a letter from a third party which states that its patent covers all of the Company's modular jack products and indicates the third party's willingness to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company has received another letter from a third party which states that its patent covers certain of the Company's modular jack products and indicates the third party's willingness to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. This statement represents a Forward Looking Statement; outcomes of legal proceedings are difficult to predict, due in part to the difficulties associated with the proof of facts in such proceedings.

     The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

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

       (b)         Current Report on Form 8-K:

                  The Company filed or submitted the following current reports on Form 8-K with the SEC during the first quarter of 2004:

                  No current reports on Form 8-K were filed during the quarter ended March 31, 2004 (excludes reports that were submitted to, but not filed with the SEC)

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BEL FUSE INC.




                             By:/s/Daniel Bernstein
                                -------------------
                             Daniel Bernstein, President and
                              Chief Executive Officer

                           By:/s/ Colin Dunn
                              --------------
                            Colin Dunn, Vice President of Finance




Dated:  May 7, 2004

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