Form 10-Q/A
period 2004-03-31
BEL FUSE INC /NJ
filed 2004-05-11
CIK 729580

FORM 10-Q/A
                                 (Amendment #1)


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

                                  BEL FUSE INC.

                                     INDEX
                                                                 Page Number
                                                                 -----------
         Part I.           Financial Information

           Item 1.         Financial Statements                       1

                           Consolidated Balance Sheets as of
                           March 31, 2004 (unaudited) and
                           December 31, 2003                        2 - 3

                           Consolidated Statements of
                           Operations for the Three
                           Months Ended March 31, 2004
                           and 2003 (unaudited)                       4

                           Consolidated Statements of
                           Stockholders' Equity for the
                           Year Ended December 31, 2003
                           and the Three Months Ended
                           March 31, 2004 (Unaudited)                 5

                           Consolidated Statements of
                           Cash Flows for the Three
                           Months Ended March 31,
                           2004 and 2003 (unaudited)                6 - 8

                           Notes to Consolidated Financial
                           Statements (unaudited)                   9 - 25

           Item 2.         Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                           26 - 38

           Item 3.         Quantitative and Qualitative
                           Disclosures About Market Risk              39

           Item 4.         Controls and Procedures                    39

         Part II.    Other Information

           Item 1.   Legal Proceedings                                40

           Item 6.   Exhibits and Reports on Form 8-K                 41

         Signatures                                                   42

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




10.      Common Stock

The Company maintains two classes of outstanding common stock, Class A Common Stock ("Class A") and Class B Common Stock ("Class B"). The following is a summary of the pertinent rights and privileges of each class outstanding:

         o Voting - Class A receives one vote per share; Class B is non-voting;

         o Dividends (cash) - Cash dividends are payable at the discretion of the Board of Directors and is subject to a 5% provision whereby cash dividends paid out to Class B must be at least 5% higher per share annually than Class A. At the discretion of the Board of Directors, Class B may receive a cash dividend without Class A receiving a cash dividend.

         o Dividends (other than cash) and distributions in connection with any recapitalization and upon liquidation, dissolution or winding up of the Company - Shared equally among Class A and Class B;

         o Mergers and consolidations - Equal amount and form of consideration per share among Class A and Class B;

         o Class B Protection - Any person or group that purchases 10% or more of the outstanding Class A (excluding certain shares, as defined) must make a public cash tender offer (within 90 days) to acquire additional shares of Class B to avoid disproportionate voting rights. Failure to do so will result in forfeiture of voting rights for those shares acquired after the recapitalization. Alternatively, the purchaser can sell Class A shares to reduce their holdings below 10% (excluding shares owned prior to recapitalization). Above 10%, this protection transaction is triggered every 5% (e.g., 15%, 20%, 25%, etc.);

         o Convertibility - Not convertible into another class of Common stock or any other security by the Company, unless by resolution by the Board of Directors to convert such shares as a result of either class becoming excluded from quotation on NASDAQ, or if total outstanding shares of Class A falls below 10% of the aggregate number of outstanding shares of both classes (in which case, all Class B shares will be automatically converted in Class A shares).

         o Transferability and trading - Both Class A and Class B are freely transferable and publicly traded on NASDAQ National Market;

         o Subdivision of shares - Any split, subdivision or combination of the outstanding shares of Class A or Class B must be proportionately split with the other class in the same manner and on the same basis.

11.      Comprehensive Income


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


12.      Legal Proceedings


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


13.  Recent Accounting Pronouncements


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





Dated:  May 11, 2004

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