Form 10-Q
period 2004-06-30
BEL FUSE INC /NJ
filed 2004-08-09
CIK 729580

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

Yes |X|    No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |X|    No |_|

     At August 1, 2004, there were 2,701,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,624,492 shares of Class B Common Stock, $.10 par value, outstanding.

BEL FUSE INC.

INDEX

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of
	June 30, 2004 (unaudited) and
	December 31, 2003	2 - 3

	Consolidated Statements of
	Operations for the Six and Three
	Months Ended June 30, 2004
	and 2003 (unaudited)	4

	Consolidated Statements of
	Stockholders' Equity for the
	Year Ended December 31, 2003
	and the Six Months Ended
	June 30, 2004 (Unaudited)	5

	Consolidated Statements of
	Cash Flows for the Six
	Months Ended June 30,
	2004 and 2003 (unaudited)	6 – 8

	Notes to Consolidated Financial
	Statements (unaudited)	9 – 25

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	26 – 40

Item 3.	Quantitative and Qualitative
	Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 6.	Exhibits and Reports on Form 8-K	43

Signatures		44

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

      The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,830,976	$57,461,152
Marketable securities	1,492,648	5,038,749
Accounts receivable - less allowance for doubtful
accounts of $1,835,000 and $1,976,000 at
June 30, 2004 and December 31, 2003, respectively	34,502,238	30,381,613
Inventories	30,427,438	26,228,697
Prepaid expenses and other current
assets	2,349,712	1,704,475
Deferred income taxes	537,000	650,000

Total Current Assets	144,140,012	121,464,686

Property, plant and equipment - net	41,301,214	44,119,786

Intangible assets - net	3,137,175	3,637,985
Goodwill	9,881,854	9,881,854
Prepaid pension costs	1,355,017	1,359,414
Other assets	1,457,377	1,352,836

TOTAL ASSETS	$201,272,649	$181,816,561

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,000,000	$2,000,000
Accounts payable	11,184,480	7,514,860
Accrued expenses	10,055,060	9,442,689
Income taxes payable	636,529	226,432
Dividends payable	539,000	530,000

Total Current Liabilities	24,415,069	19,713,981

Long-term Liabilities:
Minimum pension obligation	2,187,627	1,983,627
Long-term debt - net of current portion	5,500,000	6,500,000
Deferred income taxes	8,412,000	6,764,000

Total Long-term Liabilities	16,099,627	15,247,627

Total Liabilities	40,514,696	34,961,608

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	—	—
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,701,663 and 2,701,663 shares at June 30, 2004
and December 31, 2003, respectively
(net of 2,676,225 treasury shares)	270,167	270,167
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 8,607,192
and 8,460,692 shares, at June 30, 2004 and
December 31, 2003, respectively
(net of 8,405,492 treasury shares)	860,719	846,069
Additional paid-in capital	20,735,024	17,352,448
Retained earnings	138,108,727	127,406,693
Accumulated other comprehensive
income	783,316	979,576

Total Stockholders' Equity	160,757,953	146,854,953

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$201,272,649	$181,816,561

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net Sales	$90,747,265	$69,768,508	$48,390,242	$44,821,149

Costs and expenses:
Cost of sales	62,987,015	50,874,944	33,196,001	32,907,743
Selling, general and administrative	15,069,585	13,169,395	8,118,713	8,322,341
Write down of fixed assets	1,032,786	—	1,032,786	—

	79,089,386	64,044,339	42,347,500	41,230,084

Income from operations	11,657,879	5,724,169	6,042,742	3,591,065
Other income (expense):
Interest expense	(116,474)	(83,285)	(59,708)	(72,868)
Interest income	279,579	199,620	175,219	73,023
Lawsuit proceeds	2,935,000	—	2,935,000	—

	3,098,105	116,335	3,050,511	155

Earnings before provision for income taxes	14,755,984	5,840,504	9,093,253	3,591,220
Income tax provision	2,956,000	1,303,000	1,948,000	834,000

Net earnings	$11,799,984	$4,537,504	$7,145,253	$2,757,220

Earnings per common share - basic	$1.05	$0.41	$0.64	$0.25

Earnings per common share - diluted	$1.03	$0.41	$0.63	$0.25

Weighted average common shares
outstanding - basic	11,225,389	10,950,769	11,247,242	10,956,062

Weighted average common shares
outstanding - diluted	11,418,840	11,081,281	11,426,868	11,090,629

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other
		Compre-		Compre-	Class A	Class B	Additional
		hensive	Retained	hensive	Common	Common	Paid-In
	Total	Income (loss)	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2003	$130,659,147		$115,632,819	$(50,132)	$267,623	$826,149	$13,982,688
Exercise of stock
options	2,580,224				2,544	19,920	2,557,760
Tax benefits arising
from the disposition of
non-qualified
stock options	812,000						812,000
Cash dividends on Class A
common stock	(322,234)		(322,234)
Cash dividends on Class B
common stock	(1,667,586)		(1,667,586)
Currency translation
adjustment - net of tax	1,014,808	$1,014,808		1,014,808
Increase in marketable
securities-net of taxes	14,900	14,900		14,900
Net income	13,763,694	13,763,694	13,763,694

Comprehensive income		$14,793,402

Balance, December 31, 2003	146,854,953		127,406,693	979,576	270,167	846,069	17,352,448
Exercise of stock
options	2,927,226					14,650	2,912,576
Tax benefits arising
from the disposition of
non-qualified
stock options	470,000						470,000
Cash dividends on Class A
common stock	(270,000)		(270,000)
Cash dividends on Class B
common stock	(827,950)		(827,950)
Currency translation
adjustment - net of tax	(203,460)	$(203,460)		(203,460)
Increase in marketable
securities-net of taxes	7,200	7,200		7,200
Net income	11,799,984	11,799,984	11,799,984

Comprehensive income		$11,603,724

Balance, June 30, 2004 (Unaudited)	$160,757,953		$138,108,727	$783,316	$270,167	$860,719	$20,735,024

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003

Cash flows from operating
activities:
Net income	$11,799,984	$4,537,504
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	4,372,332	3,907,889
Fixed asset impairment	1,032,786	—
Other	674,000	57,000
Deferred income taxes	1,665,000	662,000
Changes in operating assets
and liabilities (net of acquisitions)	(4,431,561)	(1,847,985)

Net Cash Provided by
Operating Activities	15,112,541	7,316,408

Cash flows from investing activities:
Purchase of property, plant
and equipment	(2,010,767)	(1,864,073)
Purchase of marketable
securities	(1,392,146)	(1,228,873)
Payment for acquisitions - net of
cash acquired	(74,539)	(36,104,410)
Proceeds from repayment
by contractors	14,500	14,500
Proceeds from sale of
marketable securities	4,953,449	4,904,875

Net Cash Provided by (Used in)
Investing Activities	1,490,497	(34,277,981)

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from financing
activities:
Proceeds from borrowings	—	10,000,000
Loan repayments	(1,000,000)	(500,000)
Proceeds from exercise of
stock options	2,927,226	271,066
Dividends paid to common
shareholders	(1,088,950)	(824,411)

Net Cash Provided By
Financing Activities	838,276	8,946,655

Effect of exchange rate changes on cash	(71,490)	—

Net Increase (decrease) in
Cash and Cash Equivalents	17,369,824	(18,014,918)
Cash and Cash Equivalents
- beginning of period	57,461,152	59,002,581

Cash and Cash Equivalents
- end of period	$74,830,976	$40,987,663

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(4,165,495)	$(11,601)
Increase in inventories	(4,244,931)	(2,191,871)
Increase in prepaid
expenses and other
current assets	(645,237)	(1,336,228)
Decrease in prepaid taxes	—	752,781
Increase in other assets	(104,682)	(334,963)
Increase in accounts payable	3,628,710	1,199,354
Increase in income taxes payable	410,097	—
Increase in accrued expenses	689,977	74,543

	$(4,431,561)	$(1,847,985)

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003

Supplementary information:
Cash paid during the period for:
Income taxes	$410,021	$32,000

Interest	$116,474	$83,285

Details of acquisitions:
Fair value of assets
acquired (excluding cash of $2,436,000
in 2003)	$—	$36,817,627
Intangibles	74,539	5,733,904
Less: cash on deposit previous year	—	(6,447,121)

Cash paid for acquisitions	$74,539	$36,104,410

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation and Accounting Policies

The consolidated balance sheet as of June 30, 2004, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2003 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2004 and December 31, 2003, cash equivalents approximated $43,686,000 and $25,228,000, respectively.

MARKETABLE SECURITIES – The Company classifies its investments in equity securities as "available for sale", and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as Other Comprehensive Income.

The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Realized foreign currency gains/(losses) were $74,000 and $(10,000) for the six months ended June 30, 2004 and 2003, and $62,000 and $16,000 for the three months ended June 30, 2004 and 2003, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations.

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

REVENUE RECOGNITION –The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.

The Company typically has a twelve-month warranty policy for workmanship defects. Warranty returns have historically averaged at or below 1% of annual net sales.

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

GOODWILL AND OTHER INTANGIBLES – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment, at least annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Upon adoption of this standard, the Company allocated its goodwill and other intangibles to two reporting units - North America and Asia.

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

STOCK-OPTION PLAN – The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation-Transition and Disclosure".

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002. The Company grants incentive stock options at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

2004		2003	2004	2003

Net earnings - as reported	$11,799,984	$4,537,504	$7,145,253	$2,757,220
Stock-based compensation expense
using fair value method	(619,797)	(959,432)	(309,899)	(539,709)

Net earnings - pro forma	$11,180,187	$3,578,072	$6,835,354	$2,217,511

Earnings per share -
basic-as reported	$1.05	$0.41	$0.64	$0.25

Earnings per share -
basic-pro forma	$0.99	$0.33	$0.61	$0.20

Earnings per share -
diluted-as reported	$1.03	$0.41	$0.62	$0.25

Earnings per share -
diluted-pro forma	$0.98	$0.32	$0.60	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividends yield of .9%, expected volatility of 76% for Class A, and 54% for Class B; risk-free interest rate of 2%, and expected lives of 5 years. No options were granted during the six months ended June 30, 2004.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the six months ended June 30, 2004 and 2003 amounted to $3.7 million and $3.7 million, respectively, and for the three months ended June 30, 2004 and 2003 amounted to $1.9 million and $2.1 million, respectively.

EVALUATION OF LONG-LIVED ASSETS – The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted average shares outstanding - basic	11,225,389	10,950,769	11,247,242	10,956,062
Dilutive impact of options and warrants outstanding	193,451	130,512	179,626	134,567

Weighted average shares outstanding - diluted	11,418,840	11,081,281	11,426,868	11,090,629

During the three months ended June 30, 2003, 103,277 of outstanding options were not included in the foregoing computations because they were antidilutive. During the six months ended June 30, 2003, 104,798 of outstanding options were not included in the foregoing computations because they were antidilutive. During the six and three months ended June 30, 2004, there were no options that were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts of bank debt is a reasonable estimate of its fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

2.     Acquisitions

On March 22, 2003, the Company acquired certain assets (including cash acquired of $799,000), subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group (“Stewart”), InNet Technologies (“InNet”) and the Signal Transformer Group (“Signal Transformer”). The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets are being amortized on a straight line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $.6 million has been included in the Company's North America and European reporting units, respectively.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The agreement also required the Company to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payments were made during 2003 and no contingent purchase price payment amounts are due as of June 30, 2004. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

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

The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2003 (in thousands):

Six Months Ended
June 30, 2003

Net sales	$85,482
Net earnings	5,229
Earnings per share - diluted	0.47

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2003. Such information should not be construed as being a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of the acquired entities at the acquisition date is as follows:

Cash	$799,000
Accounts receivable	14,764,000
Inventories	15,613,000
Prepaid expenses	327,000
Property, plant and
equipment	11,049,000
Other assets	244,000
Goodwill	5,062,000
Patents	1,600,000
Accounts payable	(2,748,000)
Accrued expenses	(3,540,000)
Income taxes payable	566,000
Deferred income taxes
payable	(421,000)

Net assets acquired	$43,315,000

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $575,000 and $567,000 for the six months ended June 30, 2004 and 2003, respectively and $290,000 and $375,000 for the three months ended June 30, 2004 and 2003, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through June 30, 2004 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the three months ended June 30, 2004 and 2003, the Company paid $-0- and $65,000 respectively, in contingent price payments to Current Concepts. During the six months ended June 30, 2004 and 2003, the Company paid approximately $75,000 and $94,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the six months ended June 30, 2004 and the year ended December 31, 2003 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2003	$4,819,563	$3,396,181	$1,423,382	$—
Goodwill allocation
related to acquisitions	5,062,291	3,011,254	1,445,710	605,327

Balance December 31, 2003
and June 30, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

     The components of other intangibles are as follows:

	December 31, 2003
	Total		Asia		North America

	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$863,591	$2,653,000	$741,680	$282,000	$121,911
Covenants not-to-compete	3,169,987	1,603,411	3,169,987	1,603,411	—	—
Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$8,764,987	$5,127,002	$7,232,787	$3,754,891	$1,532,200	$1,372,111

	June 30, 2004
	Total		Asia		North America

	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,100,647	$2,653,000	$964,636	$282,000	$136,011
Covenants not-to-compete	3,244,526	1,941,704	3,244,526	1,941,704	—	—
Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$8,839,526	$5,702,351	$7,307,326	$4,316,140	$1,532,200	$1,386,211

     Amortization expense for other intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2004	$1,117,000
2005	1,031,000
2006	806,000
2007	417,000
2008	266,000

Total	$3,637,000

4.     Inventories

     The components of inventories are as follows:

	June 30,	December 31,
	2004	2003

Raw materials	$17,801,214	$12,421,655
Work in progress	1,795,719	2,094,474
Finished goods	10,830,505	11,712,568

	$30,427,438	$26,228,697

5.     Restructuring Charges

During the six months ended June 30, 2004 and 2003, the Company incurred approximately $244,000 and $106,000, respectively, of severance costs and anticipates additional severance expenses for the remainder of 2004 of approximately $50,000 as additional jobs are moved to mainland China and Hong Kong operations are restructured.

6.     Fixed Asset Impairment

During the six month period ended June 30, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

7.     Business Segment Information

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total Revenues:
North America	$39,703,801	$26,921,222	$20,090,468	$19,493,248
Asia	64,730,050	56,010,918	34,244,781	32,974,559
Europe	8,019,194	5,090,891	4,235,094	4,457,924
Less intergeographic
revenues	(21,705,780)	(18,254,523)	(10,180,101)	(12,104,582)

	$90,747,265	$69,768,508	$48,390,242	$44,821,149

Income from Operations:
North America	$1,740,892	$617,190	$355,906	$465,955
Asia	8,829,494	4,636,216	4,974,342	2,828,986
Europe	1,087,493	470,763	712,494	296,124

	$11,657,879	$5,724,169	$6,042,742	$3,591,065

8.     Debt

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (3.0% percent at June 30, 2004) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel and all other personal property and certain real property of Bel. The Company is required to maintain certain financial covenants, as defined in the agreement. As of June 30, 2004, the Company was in compliance with all financial covenants. As of June 30, 2004, the balance due on the term loan was $7.5 million. For the six months ended June 30, 2004 and 2003, the Company recorded interest expense of approximately $116,000 and $ 83,000, respectively, and for the three months ended June 30, 2004 and 2003 recorded interest expense of approximately $60,000 and $73,000, respectively.

9.     Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003

Sales commissions	$1,488,385	$1,378,925
Subcontracting labor	2,150,692	1,900,189
Salaries, bonuses and
related benefits	4,168,007	3,047,904
Other	2,247,976	3,115,671

	$10,055,060	$9,442,689

10.     RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the six months ended June 30, 2004 and 2003 amounted to approximately $148,000 and $124,000, respectively, and for the three months ended June 30, 2004 and 2003 amounted to approximately $39,000 and $68,000, respectively. As of June 30, 2004, the plans owned 20,910 and 120,501 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the six months ended June 30, 2004 and 2003 amounted to approximately $218,000 and $174,000, respectively, and for the three months ended June 30, 2004 and 2003 amounted to approximately $111,000 and $86,000, respectively. As of June 30, 2004, the plan owned 3,323 and 12,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the “Plan”) is designed to provide a limited group of key management and highly compensated associates of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the six months ended June 30, 2004 and 2003 amounted to approximately $204,000 and $189,000, respectively and for the three months ended June 30, 2004 and 2003 amounted to approximately $110,000 and $107,000, respectively.

     The components of SERP expense are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$71,000	$84,000	$43,000	$52,000
Interest cost	80,000	52,000	40,000	28,000
Amortization of adjustments	53,000	53,000	27,000	27,000

Total SERP expense	$204,000	$189,000	$110,000	$107,000

	June 30	December 31,
	2004	2003

Balance sheet amounts:
Accrued pension liability	$2,187,627	$1,983,627
Intangible asset	1,356,017	1,359,414

11.     Common Stock

The Company maintains two classes of outstanding common stock, Class A Common Stock (“Class A”) and Class B Common Stock (“Class B”). The following is a summary of the pertinent rights and privileges of each class outstanding:

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

  Class B Protection - Any person or group that purchases 10% or more of the outstanding Class A (excluding certain shares, as defined) must make a public cash tender offer (within 90 days) to acquire additional shares of Class B to avoid disproportionate voting rights. Failure to do so will result in forfeiture of voting rights for those shares acquired after the recapitalization. Alternatively, the purchaser can sell Class A shares to reduce the purchaser's holdings below 10% (excluding shares owned prior to recapitalization). Above 10%, this protection transaction is triggered every 5%(e.g., 15%, 20%, 25%, etc.);

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

12.     Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2004 and 2003 consists of:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings	$11,799,984	$4,537,504	$7,145,253	$2,757,220
Currency translation adjustment-
net of taxes	(203,460)	491,754	18,978	498,269
Increase (decrease) in marketable
securities - net of taxes	7,200	4,206	(8,500)	4,200

Comprehensive income	$11,603,724	$5,033,464	$7,155,731	$3,259,689

13.	Legal Proceedings

a)	The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During February 2004, the Company and the seller agreed in principle to settle the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the three months ended June 30, 2004.

b)

The Company is a party to a lawsuit commenced by a third party which claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company is subject to another lawsuit commenced by a third party which claims that its patent covers certain of the Company's modular jack products. That partyhad previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

14.     Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

Overview

     Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

      During the first six months of 2004, approximately $14.6 million of the sales increase compared to the first six months of 2003 is attributable to the acquisition by the Company of Insilco’s Passive Components Group which occurred on March 22, 2003. The Company also attributes its increased profitability to better manufacturing overhead absorption due to the increase in sales.

     Gross profit margins have been favorably impacted due to various cost cutting measures implemented by the Company. These cost cutting measures continued during 2003 and 2004 as many manufacturing and administrative positions were moved from Hong Kong to China. The Texas and Indiana research facilities were closed during 2003 with some positions being relocated to the Company's California research facilities. A Mexican facility was closed during 2003 and the business was moved to the Dominican Republic.

Critical Accounting Policies

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes, its Supplemental Executive Retirement Plan ("SERP") and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

      The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

4th Quarter	2001	$164,329

1st Quarter	2002	4,538
2nd Quarter	2002	68,098
3rd Quarter	2002	38,914
4th Quarter	2002	271,163

1st Quarter	2003	77,069
2nd Quarter	2003	80,046
3rd Quarter	2003	28,851
4th Quarter	2003	98,263

1st Quarter	2004	31,051
2nd Quarter	2004	78,232

		$940,554

Acquisitions

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

Results of Operations

      The following table sets forth, for the six and three months ended June 30, 2004 and 2003, the percentage relationship to net sales of certain items included in the Company’s unaudited consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4	72.9	68.6	73.4
Selling, general and
administrative expenses	16.6	18.9	16.8	18.6
Fixed asset impairment	1.1	—	2.1	—
Interest income	0.3	0.3	0.3	0.2
Interest expense	0.1	0.1	0.1	0.2
Lawsuit proceeds	3.2	—	6.1	—
Earnings before provision
for income taxes	16.3	8.4	18.8	8.0
Income tax provision	3.3	1.9	4.0	1.9
Net earnings	13.0	6.5	14.8	6.1

      The following table sets forth the period over period percentage increases of certain items included in the Company's unaudited consolidated statements of operations.

	Increase from	Increase (Decrease) from
	Prior Period	Prior Period

	Six Months Ended June	Three Months Ended June
	30, 2004 compared with the	30, 2004 compared with the
	Six Months Ended	Three Months Ended
	June 30, 2003	June 30, 2003

Net sales	30.1%	8.0%
Cost of sales	23.8	0.9
Selling, general and
administrative expenses	14.4	(2.4)
Net earnings	160.1	159.1

Six Months Ended June 30, 2004 versus
Six Months Ended June 30, 2003

Sales

     Net sales increased 30.1% from $69,768,508 during the first six months of 2003 to $90,747,265 during the first six months of 2004. The Company attributes this increase principally to sales of approximately $15.2 million from the Insilco Passive Components Group during the first quarter of 2004, compared to $.6 million during the first quarter of 2003. The acquisition took place on March 22, 2003. The Company also experienced strong demand for Magnetics sales from Bel’s existing business, resulting in an increase of $4.2 million in such sales, and increased circuit protection sales of $1.9 million.

      The significant components of the Company's first six months of 2004 sales were from magnetic products of $60.0 million (as compared with $46.7 million during the first six months of 2003), circuit protection of $10.2 million (as compared with $8.3 million during the first six months of 2003), interconnect products of $15.5 million (as compared with $10.0 million during the first six months of 2003), and module sales of $5.1 million (as compared with $4.6 million during the first six months of 2003).

     The Company is cautiously optimistic that its revenues will continue to grow during the second half of 2004 in light of the increases in the Company's backlog although the Company cannot provide assurances to investors in this regard. This statement represents a Forward Looking Statement, subject to the risks and uncertainties described in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company continues to have limited visibility as to future customer requirements. Actual results could differ materially from this Forward Looking Statement. The Company had one customer with sales in excess of 10% (10.2%) of total sales during the first six months of 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

      Cost of sales as a percentage of net sales decreased from 72.9 % during the first six months of 2003 to 69.4% in 2004. The decrease in the cost of sales percentage is primarily attributable to a 2.1% decrease in direct labor as a percentage of sales, and a 1.1% decrease in research and development as a percentage of sales. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations and the Company's relocating direct labor from Hong Kong to China where labor costs are lower. To support the manufacture of certain sophisticated products and to respond to increases in customer forecasts in, the Company required additional direct laborers and has added 3,300 workers in the Far East manufacturing facilities during the six months ended June 30, 2004. The decrease in research and development expenses as a percentage of sales is primarily attributable to the increase in sales.

      The acquisition of the Insilco Passive Components Group resulted in additional cost of sales in the amount of $10.7 million during the first three months of 2004. The acquisition took place on March 22, 2003.

      Included in cost of sales are research and development expenses of $3.7 million and $3.7 million for the first six months of 2004 and 2003, respectively. Although the research and development expense remained constant the Company had increased expenditures in connection with the purchase of the Passive Components Group of Insilco offset in part by the closure of the Indiana research facility and lower research and development costs in the Far East as many of these jobs were moved from Hong Kong to China.

Fixed Asset Impairment

     During the six month period ended June 30, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Selling, General and Administrative Expenses

     The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.9% during the six months ended June 30, 2003 to 16.6% during the six months ended June 30, 2004, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $1.9 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco operations of approximately $2.0 million and a $.4 million increase in professional fees, principally related to Sarbanes Oxley compliance offset in part by reduced severance expense and various overhead accounts amounting to approximately $.3 million.

Interest Income

     Interest income earned on cash and cash equivalents increased by approximately $80,000 during the first six months of 2004 compared to 2003. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

     Interest expense increased by approximately $33,000 during the first six months of 2004 compared to 2003. The increase arose from a $10 million term loan entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.25% (3% at June 30, 2004) payable quarterly. See Note 7 of Notes to Consolidated Financial Statements.

Lawsuit Proceeds

      During the six months ended June 30, 2004 the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period.)

Provision for Income Taxes

      The provision for income taxes for the six months ended June 30, 2004 was $3.0 million as compared to $1.3 million for the six months ended June 30, 2003. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the six months ended June 30, 2004, as compared with 2003. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates and the reversal of accruals no longer required.

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003
Sales

      Net sales increased 8.0% from $44,821,149 million during the three months ended June 30, 2003 to $48,390,242 million during the three months ended June 30, 2004. The Company attributes this increase principally to strong demand for Magnetics sales , resulting in an increase of $1.9 million in such sales, increased circuit protection sales of $.8 million, and increased interconnect sales of $.7 million.

      The significant components of the Company's three months ended June 30, 2004 sales were from magnetic products of $30.4 million (as compared with $28.5 million during the three months ended June 30, 2003), circuit protection of $5.2 million (as compared with $4.5 million during the three months ended June 30, 2003), interconnect products of $10.2 million (as compared with $9.4 million during the three months ended June 30, 2003), and module sales of $2.6 million (as compared with $2.3million during the three months ended June 30, 2003). The Company had no customers with sales in excess of 10% of total sales during the three months ended June 30, 2004.

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

Cost of Sales

      Cost of sales as a percentage of net sales decreased from 73.4 % during the three months ended June 30, 2003 to 68.6% for the three months ended June 30, 2004. The decrease in cost of sales as a percentage of sales is primarily attributable to decreases of 1.5% in material costs, .8% in direct labor, .9% in research and development, .6% in depreciation and amortization and 1% in factory overheads. The decrease in material cost is primarily attributed to a change in sales mix as the Company moves into "gigabit" manufacturing which has a lower material content. The other decreases in the percentage of costs of sales to sales is primarily attributable to the increase in sales.

      The acquisition of the Insilco Passive Components Group took place on March 22, 2003. Therefore there was no additional cost of sales during the three months ended June 30, 2004 since the quarters are comparative. The Company expects fluctuations in cost of sales to continue in future quarters in relation to increases or decreases of sales.

      Included in cost of sales are research and development expenses of $1.9 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively. The decrease is principally attributable to the closure of the Indiana research facility and lower research and development costs in the Far East as many of these jobs were moved from Hong Kong to China.

Fixed Asset Impairment

      During the three month period ended June 30, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Selling, General and Administrative Expenses

      The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.6% during the three months ended June 30, 2003 to 16.8% during the three months ended June 30, 2004. The Company attributes this in part to the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $.2 million decrease in the dollar amount of such expenses primarily to a general reduction of several selling, general and administrative expenditures as the Company continually attempts to control its overhead expenditures.

Interest Income

      Interest income earned on cash and cash equivalents increased by approximately $102,000 during the three months ended June 30, 2004 compared with the three months ended June 30, 2003. The increase is due primarily to the same reasons stated in the six month analysis.

Interest Expense

      Interest expense decreased by approximately $13,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease is principally attributable to lower loan balances during 2004 versus 2003. See Note 7 of Notes to Consolidated Financial Statements.

Lawsuit Proceeds

      During the three months ended June 30, 2004 the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period.)

Provision for Income Taxes

      The provision for income taxes for the three months ended June 30, 2004 was $1.9 million as compared to $.8 million for the three months ended June 30, 2003. The increase in the provision is due primarily to the Company's increased earnings before income taxes for the three months ended June 30, 2004, as compared with 2003. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates.

     The Company conducts manufacturing activities in the Far East. More specifically, the Company manufactures the majority of its products in the People’s Republic of China (“PRC”), Hong Kong and Macau and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 16 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, most of this entity’s income is deemed “offshore” and thus non-taxable in Hong Kong. Although the statutory tax rate in Hong Kong is 17.5 percent, the Company generally pays an effective Hong Kong rate of less than 4 percent.

     The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. Additionally, the Macau subsidiary utilized approximately $.6 million in net operating loss carryforward to offset its taxable income during the six months ended June 30, 2004. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits reported in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company’s actual effective tax rate. There was no material tax benefit during the first six months of 2004 and 2003 because of the lower tax rate in Macau.

Cost Control Measures

      In light of the current market in the Company’s industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company’s operations and the recognition of related restructuring charges in future periods. During the six months ended June 30, 2004 and 2003, the Company incurred approximately $119,000 and $106,000, respectively, of severance costs and anticipates additional severance expenses in the amount of approximately $50,000 during 2004 as additional jobs are moved to mainland China and Hong Kong operations are restructured.

Inflation and Foreign Currency Exchange

      During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange gains of $74,000 for the six months ended June 30, 2004 which are included in selling, general and administrative expense and approximately $203,000 in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese Renminbi, the Macau Pataca, the Euro or the British Pound could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

      Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group of Insilco Technologies, Inc., the Company has borrowed money under a secured term loan, and has unused lines of credit, as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of the term loan, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

      The Company has two domestic lines of credit amounting to $11 million, which were unused at June 30, 2004. An unsecured $1 million line of credit is renewable annually. The $10 million line of credit expires on March 21, 2006. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

      On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3% percent at June 30, 2004) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the six months ended June 30, 2004 and 2003, the Company recorded interest expense of approximately $116,000 and $83,000, respectively, and was in compliance with all of the covenants contained in the loan agreement as of June 30, 2004.

      The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at June 30, 2004. This line of credit expires on April 30, 2005. Borrowing on this line of credit is guaranteed by the Company.

      For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The Company is constructing a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.3 million. As of June 30, 2004, the Company has paid approximately $.5 million toward the construction. The Company expects to complete the construction during 2004.

      Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million in sales through May 2007. During the six months ended June 30, 2004 and 2003, the Company paid approximately $79,000 and $94,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

      On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of June 30, 2004, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the six months ended June 30, 2004.

      During the six months ended June 30, 2004, the Company's cash and cash equivalents increased by approximately $17.4 million, reflecting approximately $15.1 million provided by operating activities, $5.0 million provided from the sale of marketable securities and $2.9 million from proceeds from the exercise of stock options offset by $2.0 million for the purchase of property, plant and equipment, $1.4 million for the purchase of marketable securities, $1.0 million for loan repayments and $1.1 million for payment of dividends.

      Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 55.1% and 51.1% of the Company's total assets at June 30, 2004 and December 31, 2003, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.9 to 1 and 6.2 to 1 at June 30, 2004 and December 31, 2003, respectively.

      The following table sets forth at June 30, 2004 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt	$7,500,000	$2,000,000	$5,500,000	$—	$—
Capital expenditure obligations	748,000	748,000	—	—	—
Operating leases	1,926,000	993,000	933,000	—	—
Raw material purchase obligations	12,648,000	12,648,000	—	—	—

Total	$22,822,000	$16,389,000	$6,433,000	$—	$—

      The Company is currently obligated to fund the Company's Supplemental Executive Retirement Plan ("SERP"). As of June 30, 2004 the SERP had an unfunded benefit obligation of approximately $2.2 million. See Note 10 of the Notes to Consolidated Financial Statements for further information.

Other Matters

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company’s financial position.

     In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Fair Value of Financial Instruments — The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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

Item 4. Controls and Procedures

a)	Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)	Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

a)	The Company has been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During February, 2004, the Company and the seller agreed in principle to settle the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the three months ended June 30, 2004.

b)	The Company is a party to a lawsuit commenced by Murata Manufacturing Company Ltd. in United States District Court Northern District of Illinois Eastern Division. The complaint claims that it's the plaintiff's patent covers all of the Company's modular jack products The complainant previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company is also a party to a lawsuit commenced by Regal Electronics, Inc. in United States District Court for the Northern District of California. The compliant claims that the plaintiff's patent covers certain of the Company's modular jack product. The complaina nt previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. This statement represents a Forward Looking Statement; outcomes of legal proceedings are difficult to predict, due in part to the difficulties associated with the proof of facts in such proceedings.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(1)	The Company's annual meeting of security holders was held on May 27, 2004. At the meeting, the Board's nominees were elected to the Board of Directors for a term of one to three years. The votes were cast as follows:

	For	Withheld

Daniel Bernstein	2,639,962	9,425
Peter Gilbert	2,640,262	9,125
John Johnson	2,639,912	9,475
Avi Eden	2,647,712	1,675

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
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

The Company filed the following current reports on Form 8-K with the SEC during the second quarter of 2004:

No current reports on Form 8-K were filed during the quarter ended June 30, 2004
(excludes reports that were submitted to, but not filed with the SEC)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By: /s/Daniel Bernstein

Daniel Bernstein, President and
Chief Executive Officer

By: /s/ Colin Dunn

Colin Dunn, Vice President of Finance

Dated: August 6, 2004

EXHIBIT INDEX

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