Form 10-Q
period 2004-09-30
BEL FUSE INC /NJ
filed 2004-11-09
CIK 729580

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:    0-11676

BEL FUSE INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1463699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes	[X]	No	[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes	[X]	No	[_]

At October 29, 2004, there were 2,701,663 shares of Class A Common Stock, $.10 par value, outstanding and 8,461,192 shares of Class B Common Stock, $.10 par value, outstanding.

BEL FUSE INC.

INDEX
			Page Number

Part I.	Financial Information		1

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	2 - 3

		Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2003 (unaudited)	4

		Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004 (Unaudited)	5

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	6 - 8

		Notes to Consolidated Financial Statements (unaudited)	9 - 25

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 40

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	41

Part II.	Other Information

	Item 1.	Legal Proceedings	43

	Item 6.	Exhibits	44

Signatures			45

PART I.	Financial Information

Item 1.	Financial Statements

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

The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,706,944	$57,461,152
Marketable securities	21,525,501	5,038,749

Accounts receivable - less allowance for doubtful accounts of $1,733,000 and $1,976,000 at September 30, 2004 and December 31, 2003, respectively	33,513,000	30,381,613
Inventories	34,045,368	26,228,697

Prepaid expenses and other current assets	2,211,004	1,704,475
Assets held for sale	625,000	625,000
Deferred income taxes	—	650,000

Total Current Assets	157,626,817	122,089,686

Property, plant and equipment - net	40,103,763	43,494,786

Intangible assets - net	2,845,845	3,637,985
Goodwill	9,881,854	9,881,854
Prepaid pension costs	1,741,792	1,359,414
Other assets	2,460,123	1,352,836

TOTAL ASSETS	$214,660,194	$181,816,561

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,000,000	$2,000,000
Accounts payable	12,355,678	7,514,860
Accrued expenses	14,204,215	9,442,689
Deferred income taxes	1,043,000	—
Income taxes payable	757,758	226,432
Dividends payable	540,000	530,000
Total Current Liabilities	30,900,651	19,713,981

Long-term Liabilities:
Minimum pension obligation	2,289,627	1,983,627
Long-term debt - net of current portion	5,000,000	6,500,000
Deferred income taxes	5,632,000	6,764,000
Total Long-term Liabilities	12,921,627	15,247,627

Total Liabilities	43,822,278	34,961,608

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—

Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,701,663 and 2,701,663 shares at September 30, 2004 and December 31, 2003, respectively (net of 2,676,225 treasury shares)	270,167	270,167

Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 8,639,603 and 8,460, 692 shares, at September 30, 2004 and December 31, 2003, respectively (net of 8,405,492 treasury shares)	863,966	846,069

Additional paid-in capital	21,471,956	17,352,448

Retained earnings	144,462,825	127,406,693

Accumulated other comprehensive income	3,769,002	979,576
Total Stockholders' Equity	170,837,916	146,854,953

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$214,660,194	$181,816,561

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Sales	$140,732,891	$115,632,156	$49,985,626	$45,863,648

Costs and expenses:
Cost of sales	97,994,687	83,564,436	35,007,672	32,689,492
Selling, general and administrative	23,053,991	20,791,634	7,984,406	7,622,239
Fixed asset impairment	1,032,786	—	—	—
	122,081,464	104,356,070	42,992,078	40,311,731

Income from operations	18,651,427	11,276,086	6,993,548	5,551,917
Other income (expense):
Interest expense	(176,931)	(191,900)	(60,457)	(108,615)
Interest income	448,835	305,891	169,256	106,271
Lawsuit proceeds	2,935,000	—	—	—
	3,206,904	113,991	108,799	(2,344)

Earnings before provision for income taxes	21,858,331	11,390,077	7,102,347	5,549,573
Income tax provision	3,164,000	3,223,000	208,000	1,920,000

Net earnings	$18,694,331	$8,167,077	$6,894,347	$3,629,573

Earnings per common share - basic	$1.66	$0.74	$0.61	$0.33

Earnings per common share - diluted	$1.63	$0.73	$0.60	$0.32

Weighted average common shares outstanding - basic	11,260,597	10,978,737	11,331,012	11,033,760

Weighted average common shares outstanding - diluted	11,490,057	11,129,723	11,537,814	11,225,693

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total	Compre- hensive Income (loss)	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital

Balance, January 1, 2003	$130,659,147		$115,632,819	$(50,132)	$267,623	$826,149	$13,982,688

Exercise of stock options	2,580,224				2,544	19,920	2,557,760

Tax benefits arising from the disposition of non-qualified incentive stock options	812,000						812,000

Cash dividends on Class A common stock	(322,234)		(322,234)

Cash dividends on Class B common stock	(1,667,586)		(1,667,586)

Currency translation adjustment - net of taxes	1,014,808	$1,014,808		1,014,808

Increase in marketable securities-net of taxes	14,900	14,900		14,900
Net earnings	13,763,694	13,763,694	13,763,694
Comprehensive income		$14,793,402

Balance, December 31, 2003	146,854,953		127,406,693	979,576	270,167	846,069	17,352,448

Exercise of stock options	3,515,405					17,897	3,497,508

Tax benefits arising from the disposition of non-qualified incentive stock options	622,000						622,000

Cash dividends on Class A common stock	(405,000)		(405,000)

Cash dividends on Class B common stock	(1,233,199)		(1,233,199)

Currency translation adjustment - net of taxes	(90,175)	$(90,175)		(90,175)

Increase in marketable securities-net of taxes	2,879,601	2,879,601		2,879,601
Net earnings	18,694,331	18,694,331	18,694,331
Comprehensive income		$21,483,757

Balance, September 30, 2004 (Unaudited)	$170,837,916		$144,462,825	$3,769,002	$270,167	$863,966	$21,471,956

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net income	$18,694,331	$8,167,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,112,701	6,218,809
Fixed asset impairment	1,032,786	—
Other	928,000	711,000
Deferred income taxes	1,496,000	1,229,000
Changes in operating assets and liabilities (net of acquisitions)	(5,408,089)	606,552

Net Cash Provided by Operating Activities	23,855,729	16,932,438
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,772,543)	(2,047,586)
Purchase of marketable securities	(17,723,615)	(1,228,873)
Payment for acquisitions - net of cash acquired	(74,539)	(36,169,750)
Proceeds from repayment by contractors	21,750	21,750
Proceeds from sale of marketable securities	5,599,894	4,904,875

Net Cash Used in Investing Activities	(15,949,053)	(34,519,584)

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from financing activities:
Proceeds from borrowings	—	10,000,000
Loan repayments	(1,500,000)	(1,000,000)
Proceeds from exercise of stock options	3,515,405	1,653,037
Dividends paid to common shareholders	(1,628,199)	(1,344,565)
Net Cash Provided By Financing Activities	387,206	9,308,472

Effect of exchange rate changes on cash	(48,090)	—

Net Increase (decrease) in Cash and Cash Equivalents	8,245,792	(8,278,674)
Cash and Cash Equivalents - beginning of period	57,461,152	59,002,581

Cash and Cash Equivalents - end of period	$65,706,944	$50,723,907

Changes in operating assets and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(3,241,831)	$(1,131,876)
(Increase) decrease in inventories	(7,879,365)	239,907
Increase in prepaid expenses and other current assets	(888,907)	(429,176)
Increase in other assets	(259,037)	(388,507)
Increase in accounts payable	4,830,008	466,779
Increase in income taxes payable	531,326	1,019,215
Increase in accrued expenses	1,499,717	830,210
	$(5,408,089)	$606,552

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Supplementary information:
Cash paid during the period for:
Income taxes	$878,994	$267,000
Interest	$176,931	$191,900

Details of acquisitions:
Fair value of assets acquired (excluding cash of $799,000 in 2003)	$—	$36,362,954
Intangibles	74,539	6,253,917
Less: cash on deposit previous year	—	(6,447,121)
Cash paid for acquisitions	$74,539	$36,169,750

See notes to consolidated unaudited financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

The consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2003 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2004 and December 31, 2003, cash equivalents approximated $35,425,000 and $25,228,000, respectively.

MARKETABLE SECURITIES - The Company classifies its investments in equity securities as "available for sale", and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as Other Comprehensive Income.

The fair values of marketable securities are based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

ACQUISITION EXPENSES - The Company capitalizes all direct costs associated with proposed acquisitions. If the proposed acquisitions are consummated, such costs will be included as a component of the overall cost of the acquisition. Such costs are expensed at such time as the Company deems the consummation of a proposed acquisition to be unsuccessful.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Realized foreign currenc y losses were $(2,000) and $(32,000) for the nine months ended September 30, 2004 and 2003, and $(76,000) and $(22,000) for the three months ended September 30, 2004 and 2003, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations.

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

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

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

GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 142”) "Goodwill and Other Intangible Assets". SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment at least annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an oper ating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

STOCK -OPTION PLAN - The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure".

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002. The Company grants incentive stock options at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition an d measurement principle of APB Opinion No. 25 and related interpretations.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings - as reported	$18,694,331	$8,167,077	$6,894,347	$3,629,573

Stock-based compensation expense using fair value method	(929,696)	(1,559,134)	(309,899)	(599,702)
Net earnings - pro forma	$17,764,635	$6,607,943	$6,584,448	$3,029,871

Earnings per share - basic-as reported	$1.66	$0.74	$0.61	$0.33

Earnings per share - basic-pro forma	$1.58	$0.60	$0.58	$0.27

Earnings per share - diluted-as reported	$1.63	$0.73	$0.60	$0.32

Earnings per share - diluted-pro forma	$1.55	$0.59	$0.57	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividends yield of .9%, expected volatility of 76% for Class A, and 54% for Class B; risk-free interest rate of 2%, and expected lives of 5 years. No options were granted during the nine months ended September 30, 2004.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the nine months ended September 30, 2004 and 2003 amounted to $5.6 million and $6.2 million, respectively, and for the three months ended September 30, 2004 and 2003 amounted to $1.8 million and $2.5 million, respectively.

EVALUATION OF LONG-LIVED ASSETS - The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Weighted average shares outstanding - basic	11,260,597	10,978,737	11,331,012	11,033,760

Dilutive impact of options and warrants outstanding	229,460	150,986	206,802	191,933

Weighted average shares outstanding - diluted	11,490,057	11,129,723	11,537,814	11,225,693

During the three months ended September 30, 2003, 211,100 of outstanding options were not included in the foregoing computations because they were antidilutive. During the nine months ended September 30, 2003, 251,100 of outstanding options were not included in the foregoing computations because they were antidilutive. During the nine and three months ended September 30, 2004, there were no options that were antidilutive.

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

On March 22, 2003, the Company acquired certain assets (including cash acquired of $799,000), subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group , InNet Technologies and the Signal Transformer Group . The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets are being amortized on a straight line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $.6 million has been included in the Company's North America and European reporting units, respectively.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The agreement also required the Company to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payments were made during 2003 and no contingent purchase price payment amounts are due as of September 30, 2004. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

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

The following unaudited pro forma summary results of operations assumes that both Insilco and APC had been acquired as of January 1, 2003 (in thousands except earnings per share):

Nine Months Ended
September 30,
2003
Net sales	$131,345
Net earnings	8,813
Earnings per share - diluted	0.79

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $1,069,000 and $968,000 for the nine months ended September 30, 2004 and 2003, respectively and $494,000 and $401,000 for the three months ended September 30, 2004 and 2003, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when related sales reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through September 30, 2004 with respect to E-Power. Current Concepts will be paid 16% of related sales , on the first $10.0 million of sales through May 2007. During the nine months ended September 30, 2004 and 2003, the Company paid approximately $75,000 and $136,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the nine months ended September 30, 2004 and the year ended December 31, 2003 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2003	$4,819,563	$3,396,181	$1,423,382	$—
Goodwill allocation related to acquisitions	5,062,291	3,011,254	1,445,710	605,327
Balance December 31, 2003 and September 30, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

The components of other intangibles are as follows:

	December 31, 2003
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product Information	$2,935,000	$863,591	$2,653,000	$741,680	$282,000	$121,911

Covenants not-to-compete	3,169,987	1,603,411	3,169,987	1,603,411	—	—

	$6,104,987	$2,467,002	$5,822,987	$2,345,091	$282,000	$121,911

	September 30, 2004
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product nformation	$2,935,000	$1,220,237	$2,653,000	$1,077,176	$282,000	$143,061

Covenants not-to-compete	3,244,526	2,113,444	3,244,526	2,113,444	—	—

	$6,179,526	$3,333,681	$5,897,526	$3,190,620	$282,000	$143,061

Estimated amortization expense for other intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2004	$1,117,000
2005	1,031,000
2006	806,000
2007	417,000
2008	266,000

Total	$3,637,000

4.	Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2004	2003
Raw materials	$18,028,192	$12,421,655
Work in progress	1,653,196	2,094,474
Finished goods	14,363,980	11,712,568
	$34,045,368	$26,228,697

5.	Restructuring Charges

During the nine months ended September 30, 2004 and 2003, the Company incurred approximately $333,000 and $300,000, respectively, of severance costs and anticipates additional severance expenses for the remainder of 2004 of approximately $50,000 as additional jobs are moved to mainland China and Hong Kong operations are restructured. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statement of Operations.

6.	Fixed Asset Impairment

During the nine months ended September 30, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

7.	Business Segment Information

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Revenues from external customers
North America	$51,580,796	$36,409,918	$17,686,995	$15,330,334
Asia	77,996,804	71,890,351	28,440,754	27,508,516
Europe	11,155,291	7,331,887	3,857,877	3,024,798
Total revenues from external customers	140,732,891	115,632,156	49,985,626	45,863,648

Intersegment Revenues
North America	7,991,302	9,345,197	2,181,204	3,503,559
Asia	21,818,717	13,879,247	6,644,341	2,250,164
Europe	1,125,982	1,020,524	404,676	236,722
Total intersegment revenues	30,936,001	24,244,968	9,230,221	5,990,445
Total Revenues	171,668,892	139,877,124	59,215,847	51,854,093
Reconciling items:
Intersegment revenues	(30,936,001)	(24,244,968)	(9,230,221)	(5,990,445)
Total Consolidated Revenues	$140,732,891	$115,632,156	$49,985,626	$45,863,648

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from Operations:
North America	$3,953,654	$2,101,819	$2,212,762	$1,484,629
Asia	13,583,612	8,210,570	4,754,118	3,574,354
Europe	1,114,161	963,697	26,668	492,934
	$18,651,427	$11,276,086	$6,993,548	$5,551,917

8.	Debt

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (3.375% percent at September 30, 2004) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel and all other personal property and certain real property of Bel. The Company is required to maintain certain financial covenants, as defined in the agreement. As of September 30, 2004, the Company was in compliance with all financial covenants. As of September 30, 2004, the balance due on the term loan was $7.0 million. For the nine months ended September 30, 2004 and 2003, the Company recorded interest expense of approximately $177,000 and $192,000, respectively, and for the three months ended September 30, 2004 and 2003 recorded interest expense of approximately $60,000 and $109,000, respectively.

9.	Marketable Securities

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases are reflected on the Company’s consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company’s balance sheet as marketable securities. As of September 30, 2004, the Company has recorded an unrealized gain, net of income taxes, of approximately $2,900,000, which is included in other comprehensive income as stated in the Consolidated Statement of Stockholders' Equity. In connection with this transaction the Company is obligated to pay a banker fee to a third party. As of September 30, 2004, the Company has accrued a fee in the amount of approximately $870,000. Such amount has been deferred within other asset s. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Sales commissions	$1,670,971	$1,378,925
Subcontracting labor	2,066,924	1,900,189
Salaries, bonuses and
related benefits	4,213,972	3,047,904
Other	6,252,348	3,115,671
	$14,204,215	$9,442,689

11.	Retirement Fund and Profit Sharing Plan

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the nine months ended September 30, 2004 and 2003 amounted to approximately $316,000 and $190,000, respectively, and for the three months ended September 30, 2004 and 2003 amounted to approximately $16 8,000 and $165,000, respectively. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statement of Operations. As of September 30, 2004, the plans owned 20,476 and 120,324 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the nine months ended September 30, 2004 and 2003 amounted to approximately $301,000 and $313,000, respectively, and for the three months ended September 30, 2004 and 2003 amounted to approximately $96,000 and $103,000, respectively. As of September 30, 2004, the plan owned 3,323 and 15,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the “Plan” or "SERP") is designed to provide a limited group of key management and highly compensated associates of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service,
.

and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payment s under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months

If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the nine months ended September 30, 2004 and 2003 amounted to approximately $306,000 and $300,000, respectively and for the three months ended September 30, 2004 and 2003 amounted to approximately $102,000 and $111,000, respectively.

The components of SERP expense are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$107,000	$142,000	$36,000	$58,000
Interest cost	120,000	78,000	40,000	26,000
Amortization of adjustments	79,000	80,000	26,000	27,000
Total SERP expense	$306,000	$300,000	$102,000	$111,000

	September 30,	December 31,
	2004	2003
Balance sheet amounts:
Accrued pension liability	$2,289,627	$1,983,627
Intangible asset	1,741,792	1,359,414

12.	Common Stock

The Company maintains two classes of outstanding common stock, Class A Common Stock (“Class A”) and Class B Common Stock (“Class B”). The following is a summary of the pertinent rights and privileges of each class outstanding:

•	Voting - Class A receives one vote per share; Class B is non-voting;

- 21 -

•

Dividends (cash) - Cash dividends are payable at the discretion of the Board of Directors and is subject to a 5% provision whereby cash dividends paid out to Class B must be at least 5% higher per share annually than Class A. At the discretion of the Board of Directors, Class B may receive a cash dividend without Class A receiving a cash dividend.

•	Dividends (other than cash) and distributions in connection with any recapitalization and upon liquidation, dissolution or winding up of the Company - Shared equally among Class A and Class B;

•	Mergers and consolidations - Equal amount and form of consideration per share among Class A and Class B;

•

Class B Protection - Any person or group that purchases 10% or more of the outstanding Class A (excluding certain shares, as defined) must make a public cash tender offer (within 90 days) to acquire additional shares of Class B to avoid disproportionate voting rights. Failure to do so will result in forfeiture of voting rights for those shares acquired after the recapitalization. Alternatively, the purchaser can sell Class A shares to reduce the purchaser's holdings below 10% (excluding shares owned prior to recapitalization). Above 10%, this protection transaction is triggered every 5% (i.e., 15%, 20%, 25%, etc.);

•

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

•	Transferability and trading - Both Class A and Class B are freely transferable and publicly traded on NASDAQ National Market;

•

Subdivision of shares - Any split, subdivision or combination of the outstanding shares of Class A or Class B must be proportionately split with the other class in the same manner and on the same basis.

13.	Comprehensive Income

Comprehensive income for the nine and three months ended September 30, 2004 and 2003 consists of:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$18,694,331	$8,167,077	$6,894,347	$3,629,573
Currency translation adjustment-net of taxes	(90,175)	581,425	113,285	89,671
Increase in marketable securities - net of taxes	2,879,601	11,100	2,872,401	6,900
Comprehensive income	$21,483,757	$8,759,602	$9,880,033	$3,726,144

14.	Legal Proceedings

a)
The Company had been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During February 2004, the Company and the seller agreed in principle to settle the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the nine months ended September 30, 2004.

b)
The Company is a party to a lawsuit commenced by a third party which claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company is subject to another lawsuit commenced by a third party which claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,00 0 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

15.	Asset Held For Sale

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company has reclassified the asset as available for sale with a net book value of $625,000 on the Company's balance sheet at September 30, 2004 and December 31, 2003.

16.	Recent Accounting Pronouncements

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospe ctive basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements” ) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

During the first nine months of 2004, approximately $13.3 million of the sales increase compared to the first nine months of 2003 is attributable to the acquisition by the Company of Insilco’s Passive Components Group which occurred on March 22, 2003. The Company also attributes its increased profitability to better manufacturing overhead absorption due to the increase in sales.

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

The provisions for income taxes are lower than historical amounts due to the reversal of accruals no longer needed and the utilization of net operating loss carryforward and certain tax credits.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes, SERP and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorabl e than those projected by management, additional inventory write-downs may be required.

When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. During the third quarter of 2003 approximately $2.5 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. At December 31, 2003, approximately $8.7 million of this inventory was on hand (at original cost). Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.

The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge in the fourth fiscal quarter of 2001.

4th Quarter	2001	$164,329

1st Quarter	2002	4,538
2nd Quarter	2002	68,098
3rd Quarter	2002	38,914
4th Quarter	2002	271,163

1st Quarter	2003	77,069
2nd Quarter	2003	80,046
3rd Quarter	2003	28,851
4th Quarter	2003	98,263

1st Quarter	2004	31,051
2nd Quarter	2004	78,232
3rd Quarter	2004	72,857

		$1,013,411

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

Results of Operations

The following table sets forth, for the nine and three months ended September 30, 2004 and 2003, the percentage relationship to net sales of certain items included in the Company’s unaudited consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	72.3	70.0	71.3
Selling, general and administrative expenses	16.4	18.0	16.0	16.6
Fixed asset impairment	0.7	—	—	—
Interest income	0.3	0.3	0.3	0.2
Interest expense	0.1	0.2	0.1	0.2
Lawsuit proceeds	2.0	—	—	—
Earnings before provision for income taxes	15.5	9.8	14.2	12.1
Income tax provision	2.2	2.8	0.4	4.2
Net earnings	13.3	7.0	13.8	7.9

The following table sets forth the period over period percentage increases of certain items included in the Company's unaudited consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Nine Months Ended September	Three Months Ended September
	30, 2004 compared with the	30, 2004 compared with the
	Nine Months Ended	Three Months Ended
	September 30, 2003	September 30, 2003

Net sales	21.7%	9.0%

Cost of sales	17.3	7.1

Selling, general and administrative expenses	10.9	4.8

Net earnings	128.9	90.0

Nine Months Ended September 30, 2004 versus
Nine Months Ended September 30, 2003

Sales

Net sales increased 21.7% from $115,632,156 during the first nine months of 2003 to $140,732,891 during the first nine months of 2004. The Company attributes a significant portion of this increase to sales of approximately $15.2 million from the Insilco Passive Components Group during the first quarter of 2004, compared to $1.9 million during the first quarter of 2003. The acquisition took place on March 22, 2003. The Company also experienced strong demand for magnetics sales from Bel’s existing business, resulting in an increase of $6.7 million in such sales, increased module sales of $2.6 million and increased circuit protection sales of $2.5 million.

The significant components of the Company's first nine months of 2004 sales were from magnetic products of $94.0 million (as compared with $78.4 million during the first nine months of 2003), circuit protection of $15.2 million (as compared with $12.7 million during the first nine months of 2003), interconnect products of $23.4 million (as compared with $19.0 million during the first nine months of 2003), and module products of $8.1 million (as compared with $5.5 million during the first nine months of 2003).

Based on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth in the fourth quarter of 2004, the Company can not predict with any degree of certainty sales revenue for this period. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of the fourth quarter revenues. This statement represents a Forward Looking Statement, subject to the risks and uncertainties described in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company continues to have limited visibility as to future customer requirements. Actual results could differ materially from this Forward Looking Statement. The Company had one customer with sales in excess of 10% (10.6%) of total sales du ring the first nine months of 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

The Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes. Given the change in the nature of the products purchased by customers from period to period, the Company believes that neither unit changes nor price changes are meaningful. The Company does not believe that it experienced a material change in unit sales, except for the additional unit sales generated from the acquisition of the Insilco Passive Components Group during 2003. Over the past year, newer and more sophisticated products with higher unit selling prices have been introduced. Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes matur e and sales prices experience price degradation. In general, as products become mature, average selling prices decrease.

Cost of Sales

Bel generally enters into processing arrangements with four independent third party contractors in the Far East. Costs are recorded as incurred for all products manufactured either at the Company's third party contractors or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico. See "Critical Accounting Policies" above for information regarding the use of inventories in the manufacturing process that have been written down in prior years.

Cost of sales as a percentage of net sales decreased from 72.3 % during the first nine months of 2003 to 69.6% in 2004. The decrease in the cost of sales percentage is primarily attributable to a 1.4% decrease in research and development as a percentage of sales and a .7% decrease in direct labor as a percentage of sales. The decrease in research and development expenses as a percentage of sales is more fully discussed below. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations and the Company's relocating direct labor from Hong Kong to China where labor costs are lower.

The acquisition of the Insilco Passive Components Group resulted in additional cost of sales in the amount of $10.7 million during the first three months of 2004. The acquisition took place on March 22, 2003.

Included in cost of sales are research and development expenses of $5.6 million and $6.2 million for the first nine months of 2004 and 2003, respectively. The principal reasons for the decrease in research and development expense are the closure of the Indiana research facility, and lower research and development costs in the Far East as many of these jobs were moved from Hong Kong to China, offset in part by increased expenditures in connection with the purchase of the Passive Components Group of Insilco.

Fixed Asset Impairment

During the nine months ended September 30, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 18.0% during the nine months ended September 30, 2003 to 16.4% during the nine months ended September 30, 2004, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $2.2 million increase in the dollar amount of such expenses primarily to costs associated with the Insilco operations of approximately $2.0 million and a $.9 million increase in professional fees, principally related to Sarbanes Oxley compliance, offset in part by reduced severance expense and various overhead accounts amounting to approximately $.7 million.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $143,000 during the first nine months of 2004 compared to 2003. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

Interest expense decreased by approximately $15,000 during the first nine months of 2004 compared to 2003. The decrease principally arose due to lower average loan balances this year versus last year. A $10 million term loan was entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.25% (3.375% at September 30, 2004) payable quarterly. See Note 8 of Notes to Consolidated Financial Statements.

Lawsuit Proceeds

During the nine months ended September 30, 2004 the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period.)

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2004 and September 30, 2003 was $3.2 million. The Company experienced increased earnings before income taxes for the nine months ended September 30, 2004, as compared with 2003. The income tax provision is lower than the statutory federal income tax rate primarily due to lower foreign tax rates, the reversal of accruals no longer required in the amount of approximately $500,000 and the utilization of certain tax credits amounting to $700,000 and the utilization of net operating loss carryforwards with a tax effect of approximately $100,000.

Three Months Ended September 30, 2004 versus
Three Months Ended September 30, 2003

Sales

Net sales increased 9.0% from $45,863,648 during the three months ended September 30, 2003 to $49,985,626 during the three months ended September 30, 2004. The Company attributes this increase principally to strong demand for magnetics products, resulting in an increase of $0.6 million in such sales, increased circuit protection sales of $0.7 million, increased interconnect product sales of $1.2 million and increased module sales of $1.6 million.

The significant components of the Company's three months ended September 30, 2004 sales were from magnetic products of $31.7 million (as compared with $31.1 million during the three months ended September 30, 2003), circuit protection of $5.1 million (as compared with $4.4 million during the three months ended September 30, 2003), interconnect products of $10.2 million (as compared with $9.0 million during the three months ended September 30, 2003), and module sales of $3.0 million (as compared with $1.4 million during the three months ended September 30, 2003). The Company had one customer with sales in excess of 10% (11.4%) of total sales during the three months ended September 30, 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Cost of Sales

Cost of sales as a percentage of net sales decreased from 71.3 % during the three months ended September 30, 2003 to 70.0% for the three months ended September 30, 2004. The decrease in cost of sales as a percentage of sales is primarily attributable to decreases of 1.1% in material costs and, .7% in research and development. The decrease in material cost is primarily attributed to a change in sales mix as the Company moves into "gigabit" manufacturing which has a lower material content. The decrease in the percentage of research and development to sales is described below.

The acquisition of the Insilco Passive Components Group took place on March 22, 2003. Therefore there was no additional cost of sales during the three months ended September 30, 2004 since the quarters are comparable. The Company expects fluctuations in cost of sales to continue in future quarters in relation to increases or decreases in sales.

Included in cost of sales are research and development expenses of $1.8 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively. The decrease is principally attributable to the closure of the Indiana research facility and lower research and development costs in the Far East as many of these jobs were moved from Hong Kong to China.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.6% during the three months ended September 30, 2003 to 16.0% during the three months ended September 30, 2004. The Company attributes this in part to the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $.3 million increase in the dollar amount of such expenses primarily to the same reasons stated in the nine month analysis.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $63,000 during the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The increase is due primarily to the same reasons stated in the nine month analysis.

Interest Expense

Interest expense decreased by approximately $48,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease is principally attributable to lower loan balances during 2004 versus 2003. See Note 8 of Notes to Consolidated Financial Statements.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2004 was $.2 million as compared to $1.9 million for the three months ended September 30, 2003. The income tax provision is lower than the statutory federal income tax rate primarily due to the same reasons stated in the nine month analysis.

The Company conducts manufacturing activities in the Far East. More specifically, the Company manufactures the majority of its products in the People’s Republic of China (“PRC”), Hong Kong and Macau and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, a portion of of this entity’s income is deemed “offshore 8; and thus not fully taxable in Hong Kong. Although the statutory tax rate in Hong Kong is 17.5 percent, the Company generally pays an effective Hong Kong rate of less than 4 percent.

The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. Additionally, the Macau subsidiary utilized approximately $47,000 in net operating loss carryforward to offset its taxable income during the nine months ended September 30, 2004. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits reported in the Far E ast. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company’s actual effective tax rate. There was no material tax benefit during the first nine months of 2004 and 2003 because of the lower tax rate in Macau.

Cost Control Measures

In light of the current market in the Company’s industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company’s operations and the recognition of related restructuring charges in future periods. During the nine months ended September 30, 2004 and 2003, the Company incurred approximately $333,000 and $300,000, respectively, of severance costs and anticipates additional severance expenses in the amount of approximately $50,000 during 2004 as additional jobs are moved to mainland China and Hong Kong operations are restructured.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U ..S. dollars has resulted in currency exchange losses of $2,000 for the nine months ended September 30, 2004 which are included in selling, general and administrative expense and approximately $90,000 in unrealized exchange losses relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese Renminbi or the Macau Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisition of the Passive Components Group of Insilco Technologies, Inc., the Company has borrowed money under a secured term loan and has unused lines of credit as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of the term loan, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

The Company has one domestic line of credit amounting to $10 million, which was unused at September 30, 2004. The $10 million line of credit expires on March 21, 2006. Borrowings under this $10 million line of credit are secured by the same assets which secure the term loan described below.

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (3.375% percent at September 30, 2004) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the nine months ended September 30, 2004 and 2003, the Company rec orded interest expense of approximately $177,000 and $192,000, respectively, and for the three months ended September 30, 2004 and 2003, the Company recorded interest expense of approximately $60,000 and $109,000, respectively, and was in compliance with all of the covenants contained in the loan agreement as of September 30, 2004.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at September 30, 2004. This line of credit expires on April 30, 2005. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

As previously announced, the Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's balance sheet as marketable securities. As of September 30, 2004, the Company has recorded an unrealized gain, net of income taxes, of approximately $2,900,000. In connection with this transaction the Company is obligated to pay a banker fee to a third party. As of September 30, 2004, the Company has accrued a fee in the amount of approximately $870,000. The Company has requested the opportunity to meet with Artesyn Technologies' Board and/or management to explore a possible business combination, but to date Artesyn Technologies has not expressed a willingness to participate in negotiations.

The Company is constructing a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.3 million. As of September 30, 2004, the Company has paid approximately $.6 million toward the construction. The Company expects to complete the construction during 2005.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company has reclassified the asset as available for sale with a net book value of $625,000 on the Company's balance sheet at September 30, 2004 and December 31, 2003.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements, of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the nine months ended September 30, 2004 and 2003, the Company paid approximately $75,000 and $136,000, respectively, in contingent purchase price payments to Current Conce pts. The contingent purchase price payments have been accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of September 30, 2004, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company's cash and cash equivalents increased by approximately $8.2 million, reflecting approximately $23.9 million provided by operating activities, $5.6 million provided from the sale of marketable securities and $3.5 million from proceeds from the exercise of stock options offset by $3.8 million for the purchase of property, plant and equipment, $17.7 million for the purchase of marketable securities, $1.5 million for loan repayments and $1.6 million for payment of dividends.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 56.1% and 51.1% of the Company's total assets at September 30, 2004 and December 31, 2003, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.1 to 1 and 6.2 to 1 at September 30, 2004 and December 31, 2003, respectively.

The following table sets forth at September 30, 2004 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$7,000,000	$2,000,000	$5,000,000	$—	$—
Capital expenditure obligations	736,000	736,000	—	—	—
Operating leases	1,631,000	898,000	733,000	—	—
Raw material purchase obligations	7,352,000	7,352,000	—	—	—

Total	$16,719,000	$10,986,000	$5,733,000	$—	$—

The Company is currently obligated to fund the Company's SERP. As of September 30, 2004 the SERP had an unfunded benefit obligation of approximately $2.3 million. See Note 10 of the Notes to Consolidated Financial Statements for further information.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective bas is to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

a)
Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specifi ed in the SEC’s rules and forms.

b)

Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, the Company will be required to furnish a report by management on the Company's internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not the Company's internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company's internal control over financial reporting identified by management. Such report must also contain a statement that the Company's auditors have issued an attestation report on management's assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404.

While the Company currently believes that its internal control over financial reporting is effective, the Company is still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if the Company's management identifies one or more material weaknesses in the Company's internal control over financial reporting, the Company will be unable to assert that such internal control is effective. I f the Company is unable to assert that its internal control over financial reporting is effective as of December 31, 2004 (or if the Company's auditors are unable to attest that the Company's management's report is fairly stated or are unable to express an opinion on the effectiveness of the Company's internal controls), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company's stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

PART II.	Other Information

Item 1.	Legal Proceedings

a)
The Company had been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During February, 2004, the Company and the seller agreed in principle to settle the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the three months ended September 30, 2004.

b)
The Company is a party to a lawsuit commenced by Murata Manufacturing Company Ltd. in the United States District Court Northern District of Illinois Eastern Division. The complaint claims that the plaintiff's patent covers all of the Company's modular jack products The complainant previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees and marking of all licensed ICM's with the third party's patent number. The Company is also a party to a lawsuit commenced by Regal Electronics, Inc. in the United States District Court for the Northern District of California. The compliant claims that the plaintiff's patent covers certain of the Company's modu lar jack products. The complainant previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. This statement represents a Forward Looking Statement; outcomes of legal proceedings are difficult to predict, due in part to the difficulties associated with the proof of facts in such proceedings.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2	Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE, INC.

Date: November 5, 2004	By:	/s/ Daniel Bernstein

Daniel Bernstein, President and Chief Executive Officer

By:	/s/ Colin Dunn

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

