Form 10-K
period 2004-12-31
BEL FUSE INC /NJ
filed 2005-03-31
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $417,928,000.

Number of shares of Common Stock outstanding as of March 1, 2005: 2,702,677 Class A Common Stock; 8,660,589 Class B Common Stock

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference into Part III.

Part III (Con't)

Item 13.	Certain Relationships and Related Transactions	44

Item 14.	Principal Accounting Fees and Services	44

Part IV

Item 15.	Exhibits, Financial Statement Schedules	45

Signatures		48

*Page F-1 follows page 42

FORWARD LOOKING INFORMATION

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in this Company's Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of this Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company’s SEC filings.

PART I
Item 1. Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s ever-expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

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

The Company, which is organized under New Jersey law, operates in one industry with three geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Bel’s principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company also operates facilities in North America, Europe and the Far East and trades on the NASDAQ (BELFA and BELFB). For information regarding Bel's three geographic reporting units, see Note 11 of the Notes to Consolidated Financial Statements.

The terms “Company” and “Bel” as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups

Magnetics
▪	Discrete components
▪	Power transformers
▪	MagJack® integrated connector modules

The Company, a leading producer of discrete magnetics, markets an extensive line of products (transformers, filters, common mode chokes and delay lines) used in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through network equipment helping to ensure accurate data and/or voice transmission. Bel’s magnetic components are also used in the automotive and consumer products markets.

Power transformer products include standard and custom designs that have been added to the Company’s product mix as a result of the Company's Signal Transformer acquisition in 2003. Manufactured for use in alarm, security and medical products, these devices are designed to comply with international safety standards governing transformers, including UL, CSA, IEC, TUV and VDE.

Marketed under the brand MagJack®, Bel's connectors with integrated magnetics provide the signal conditioning, electromagnetic interference suppression and signal isolation previously performed by multiple, discrete magnetics.

Modules
▪	Power conversion modules
▪	Integrated analog front end modules
▪	Custom modules

Bel’s Power conversion products include standard and custom non-isolated dc-dc converters designed specifically to power low voltage silicon devices. The need for converting one dc voltage to another voltage is growing rapidly as the developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. These dc-dc converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as computers and peripherals.

The Company develops IC-compatible, integrated front end modules for broadband and telecommunication applications. These modules, including products acquired in the Company's APC acquisition in 2003, can eliminate the need for several discrete components by providing the same functionality in a single, compact device.

The Company continues to pursue market opportunities, such as those in the automotive industry, where it can supply customized value-added modules to customers requiring integrated products that combine one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

Circuit Protection
▪	Miniature fuses
▪	Micro fuses
▪	Surface mount fuses

The Company’s circuit protection products include board level fuse designs (miniature, micro and surface mount fuses) designed for the global electronic and telecommunication markets. Fuses prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire.

While the Company continues to manufacture traditional fuse types, its surface mount chip fuses are in high demand for use in space-critical applications such as mobile phones and computers. Like the majority of Bel’s fuse products, the chip fuses comply with RoHS standards for the elimination of lead and other hazardous materials.

The Company’s circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones and networking equipment.

Interconnect
▪	Passive jacks
▪	Plugs
▪	Cable assemblies

Through the Company's Stewart Connector acquisition in 2003, the Company has added a comprehensive line of modular connectors, including RJ45 and RJ11 passive jacks, plugs and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards including newly released Category 6 compliant products targeted to next generation network standards for Gigabit Ethernet and 10Gigabit Ethernet.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Application
Magnetics
Discrete Components	Condition, filter and isolate the electronic signal to ensure accurate data and/or voice transmission.	Network switches, routers, hubs and PCs used in 10/100Base-TX, Gigabit, Voice over the Internet Protocol (”VoIP"), home networking and cable modem applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection and security systems, HVAC, lighting and medical equipment.
MagJack® Integrated Connector Modules	Condition, filter and isolate an electronic signal to ensure accurate data and/or voice transmission and to provide RJ45 and USB connectivity	Network switches, routers, hubs and PCs used in 10/100Base-TX, Gigabit, and VoIP.
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to other DC level as required to meet the power needs of low voltage silicon devices	Networking equipment, distributed power architecture, telecom devices, computers and peripherals.
Integrated Analog Front End Modules	Condition, filter and isolate the electronic signal to ensure accurate data and/or voice transmission.	Broadband and telecom equipment supporting ISDN, T1/E1, xDSL technologies.
Custom Modules	Integrate several discrete devices to provide customized, space-saving solution.	Automotive products.
Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts and consumer electronics.
Micro Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Cellular phone chargers, consumer electronics, power supplies and set top boxes.
Surface Mount Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Cellular phones, mobile computers, IC and battery protection, power supplies and telecom line cards.
Interconnect
Passive Jacks	RJ45 and RJ11 connectivity for data and/or voice transmission.	Network routers, hubs, switches and patch panels deployed in Category 5, 5e and 6 cable systems.
Plugs	RJ45 and RJ11 connectivity for data and/or voice transmission.	Network routers, hubs, switches and patch panels deployed in Category 5, 5e and 6 cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data and voice transmission.	Structured Category 5, 5e and 6 cabling systems (premise wiring).

Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base. Furthermore, acquisitions continue to be a key element in the Company’s growth strategy. The Company frequently evaluates possible acquisition targets that would provide an expanded product and technology base that will allow the Company to further penetrate its strategic customers and/or an opportunity to reduce overall operating expense as a percentage of revenue. Bel also looks at whether the targets are positioned to take advantage of the Company's low cost manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

On March 22, 2005, the Company completed the acquisition of Galaxy Power Inc. ("Galaxy") for approximately $18 million in cash and the assumption of approximately $2.0 million in liabilities. Galaxy is a leading designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications. The Company believes that by merging Galaxy into its existing Bel Power Products division, it broadens the range of on-board power solutions it can offer its customers. The Company has substantial experience with non-isolated converters, while Galaxy has a strong track record in the development of high-density isolated converters. The Company believes that the combined portfolio will enable it to be a leader in the power industry.

This acquisition will be accounted for using the purchase method of accounting and, accordingly the results of operations of Galaxy will be included in the Company's financial statements from the date of closing.

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

Both Bel and the acquired InNet/Stewart Group were leaders in the Integrated Connector Module ("ICM") market with their respective MagJack product offerings. Consolidating the engineering, manufacturing and sales capabilities of Bel and Stewart has strengthened the Company’s leadership in this important market. The Company's expertise in electrical engineering and high-volume, low-cost manufacturing complements Stewart's strengths in mechanical design and engineering. The San Diego based InNet group was dissolved into Bel’s existing San Diego operations.

The Signal Transformer Group acquisition resulted in a new product line of 60Hz power transformers for Bel and produced many new customers. The Company is seeking to capitalize on Signal Transformer’s broad base of customers with Bel’s expanded product offering.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company will be required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payment amounts were due for 2003 or 2004. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

There was no in-process research and development acquired as part of the Insilco Passive Components Group and APC acquisitions.

These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the Passive Components Group of Insilco have been included in the Company's financial statements from March 22, 2003 and the results of operations of APC have been included in the Company's financial statements from January 2, 2003.

The following unaudited pro forma summary results of operations assume that the Passive Components Group of Insilco and APC had been acquired as of January 1, 2002 (in thousands, except per share data):

	Year Ended
	December 31,
	2003	2002
Net sales	$174,211	$167,089
Net earnings (loss)	14,553	(2,614)
Earnings (loss) per share - diluted	1.30	(0.24)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of the Passive Components Group of Insilco and APC at the acquisition dates is as follows:

Cash	$799,000
Accounts receivable	14,764,000
Inventories	15,613,000
Prepaid expenses	327,000
Property, plant and
equipment	11,049,000
Other assets	244,000
Goodwill	5,062,000
Intangible assets	1,600,000
Accounts payable	(2,748,000)
Accrued expenses	(3,540,000)
Income taxes payable	566,000
Deferred income taxes payable	(421,000)

Net assets acquired	$43,315,000

Sales and Marketing

The Company sells its products to customers throughout North America, Western Europe and the Far East. Sales are made through one of three channels: direct strategic account managers, independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2004, the Company had a sales and support staff of 50 persons that supported a network of 86 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

Sales support functions have also been established and located in Bel international facilities to provide timely, efficient support for customers. This supplemental level of service, in addition to first-line sales support, enables the Company to be more responsive to customers needs on a global level. The Company’s marketing capabilities include product management which drives new product development, application engineering for technical support and marketing communications. Product marketing managers facilitate technical partnerships for engineering development of IC-compatible components and modules.

Research and Development

The Company’s engineering groups are strategically located around the world to facilitate communication with and access to customers’ engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.

The Company also sponsors membership in technical organizations that allow Bel’s engineers to participate in developing standards for emerging technologies. It is management’s opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $7.3 million, $8.4 million and $6.6 million, respectively. The decrease for the year ended December 31, 2004 is principally attributed to the closure of the Company's Indiana research facility in 2003 and lower research and development costs in the Far East as many research and development jobs were moved by the Company from Hong Kong to China and several positions were eliminated.

Competition

The Company operates in a variety of markets all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of Bel’s products. It is management’s opinion that Bel’s expanded product portfolio helps to differentiate the Company in these markets and, as a result, reduces the possibility of any single direct competitor operating across all product groups.

The Company's ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also play a significant role and give Bel a favorable position in relation to many of its competitors. Management intends to maintain a strong competitive posture in the Company's markets by continued expansion of the Company’s product lines and ongoing investment in research, development and manufacturing resources.

Employees

As of December 31, 2004, the Company had 1,969 full-time employees. The Company employed 562 people in its North American facilities, 1,373 people in its Asian facilities and 34 people in its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union. The Company believes that its relations with employees are satisfactory.

Suppliers

The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there were a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for the Company’s products. In the past, the Company has experienced shortages in certain raw materials, such as capacitors and ferrites, when these materials were in great demand. Even though the Company may have more than one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the times desired by the Company.

Backlog

The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 28, 2005 was approximately $43.7 million, as compared with a backlog of $30.1 million as of February 29, 2004 . Management expects that all of the Company's backlog as of February 28, 2005 will be shipped by December 31, 2005. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated reduced lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog may no longer be a reliable indicator of the timing of future sales. See "Risk Factors - Our backlog figures may not be reliable indicators."

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

Available Information

The Company maintains a website at www.belfuse.com where it makes available the proxy statements, press releases and reports on Form 4, 8-K, 10-K and 10-Q that it and its insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to the Company’s financial and product news. In addition, the Company provides notification of and access to voice and Internet broadcasts of its quarterly and annual results.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all other information contained in this Annual Report before making investment decisions with respect to our common stock.

We do business in a very difficult economic environment.

We and others in the electronic component industry have for the past several years experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals, and introduction of fewer new products. This decline is primarily attributable to a slowing of growth in the internet and broadband markets . This slowdown may continue and may become more pronounced. The current economic environment, as well as recessionary trends in the global economy, makes it more difficult for us to predict our future sales, which also makes it more difficult to manage our operations, and could materially and adversely impact our results of operations.

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

Many of the orders that comprise our backlog may be canceled by customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. Customers often cancel orders when business is weak and inventories are excessive. Therefore, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Our future operating results are dependent, in part, on our ability to develop, produce and market new and more technologically advanced products. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to timely develop and bring to market new products and applications to meet customers’ changing needs.

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

If our acquisitions fail to perform up to our expectations, or as the value of goodwill decreases, we could be required to record a loss from the impairment of assets. Integration of new acquisitions into our consolidated operations may result in lower average operating results for the group as a whole.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. Our inability to achieve these goals could have a material and adverse effect on our results of operations.

We intend to continue to seek additional acquisition candidates, although we cannot predict when or if we will make any additional acquisitions, and what the impact of any such acquisitions may have on our financial performance. If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt or equity. If we borrow money to finance acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants. Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing, to comply with other covenants including the application of specific financial ratios, and may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required.

We may be impacted by our competitors' overcapacity.

Any drop in demand or increase in supply of our products due to the overcapacity of our competitors could cause a dramatic drop in our average sales prices causing a decrease in our gross margins.

We are exposed to weaknesses in international markets, including the weaknesses associated with medical epidemics, and other risks inherent in foreign trade.

We have operations in seven countries around the world outside the United States, and approximately 65 % of our revenues during 2004 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest. These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results. In particular, current medical epidemic conditions in the Far East could materially and adversely affect our business operations there and elsewhere.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability and recent acquisitions in the Dominican Republic, Mexico, Germany, the United Kingdom, Hong Kong and The People's Republic of China (“PRC”) may cause additional foreign currency risks.

Other risks inherent in doing trade internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country. For information regarding risks associated with our presence in Hong Kong and Macau, see "Item 2 - Properties" of this Annual Report on Form 10-K.

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

A shortage of availability or an increase in the cost of raw materials and components may negatively impact profit margins.

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

Rapid shifts in demand for various products may cause some of our inventory of raw materials, components or finished goods to become obsolete.

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

A loss of the services of the Company’s executive officers or other skilled employees could negatively impact our operations and results.

The success of the Company’s operations is largely dependent upon the performance of its executive officers, managers, engineers and sales people. Many of these individuals have a significant number of years of experience within the Company and/or the industries in which we compete and would be extremely difficult to replace. The loss of the services of any of these employees may materially and adversely impact our results of operations if we are unable to replace them in a timely manner.

Our stock price, like that of many technology companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order;
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or
•	general market or economic conditions.

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

Item 2.    Properties

The Company is headquartered in Jersey City, New Jersey where it currently owns 62,000 square feet of office and warehouse space. On July 15, 2004 the Company entered into an agreement for the sale of land and building of approximately 40,000 square feet located in Jersey City, New Jersey. The Company operates ten manufacturing facilities in four countries as of December 31, 2004. A 64,000 square foot manufacturing facility was completed in late 2004 in the PRC. An additional 117,000 square foot manufacturing facility is being constructed in the PRC to meet customer demand with an estimated completion date of early 2006.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2004.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Donnguan, People's
Republic of China	145,000	Leased	96%
Zhongshan, People's
Republic of China	242,000	Leased	96%
Zhongshan, People's
Republic of China	34,000	Leased	96%
Zhongshan, People's
Republic of China	64,000	Owned	80%
Hong Kong	35,000	Owned	20%
Macau	77,000	Owned	58%
Dominican Republic	29,000	Leased	96%
Cananea, Mexico	28,000	Leased	65%
Inwood, New York	35,000	Owned	60%
Glen Rock, Pennsylvania	74,000	Owned	60%

	763,000

In addition to this manufacturing space, 115,000 square feet of space is used for engineering, warehousing, sales and administrative support functions at various locations and 275,000 square feet of space is used for dormitories, canteen and other employee related facilities in the PRC and the Special Administrative Regions of Hong Kong and Macau in Asia.

•
The Territory of Hong Kong became a Special Administrative Region (“SAR”) of The People's Republic of China during 1997. The territory of Macau became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China and the Dominican Republic will affect its contractual arrangements in China or labor relationships in the Dominican Republic. A significant portion of the Company's manufacturing operations and approximately 63% of its identifiable assets are located in Hong Kong, Macau, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

•
Approximately 34% of the 1,153,000 square feet the Company occupies is owned while the remainder is leased. The Company closed its Texas facility during the fourth quarter of 2002 and its Indiana facility during the second quarter of 2003 and relocated some of the employees to California. See Note 15 of the Notes to the Consolidated Financial Statements for additional information pertaining to leases .

Item 3.    Legal Proceedings

a)
The Company had been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During 2004, the Company and the seller settled the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the year ended December 31, 2004.

b)
The Company is a defendant in a lawsuit, captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al and brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is subject to another lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc. and brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. This statement constitutes a forward looking statement under the Private Securities Litigation Reform Act of 1995. Actual results of such legal proceedings could differ materially from the Company's stated belief due to risks and uncertainties inherent in litigated proceedings.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Market Information

On July 9, 1998 the shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a new voting Class A Common Stock, par value $.10 per share, and a new non-voting Class B Common Stock, par value $.10 per share ("Class A" and "Class B," respectively), which are traded on the NASDAQ National Market. The following table sets forth the high and low closing sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2003
First Quarter	$19.20	$15.74	$21.97	$18.96
Second Quarter	20.99	14.70	23.90	18.17
Third Quarter	24.70	18.50	27.64	21.11
Fourth Quarter	30.00	22.51	33.80	25.66

Year Ended December 31, 2004
First Quarter	$34.75	$24.24	$40.16	$28.80
Second Quarter	36.00	24.00	42.00	29.78
Third Quarter	35.96	27.15	41.99	32.12
Fourth Quarter	31.20	24.62	36.45	30.33

The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ National Market.

(b)    Holders

As of February 28, 2005 there were 214 registered shareholders of the Company's Class A Common Stock and Class B Common Stock. The Company estimates that there were 1,211 beneficial shareholders of Class A Common Stock and Class B Common Stock as of February 28, 2005.

(c)    Dividends

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $422,474, $424,449, $431,470, and $432,406, respectively. During May, 2004 the Company paid a dividend on Class B common stock in the amount of $26,860 in connection with a shortfall of prior payments. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,641, $107,641, $107,678, and $107,694, respectively. On February 3, 2003, April 29, 2003, August 1, 2003, and November 3, 2003 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $411,674, $412,411, $413,536, and $419,639, respectively. On August 1, 2003 and November 3, 2003 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $106,617 and $107,617, respectively.

On February 2, 2005 the Company paid a $.04 and $.05 per share dividend to all shareholders of record at January 15, 2005 of Class A and Class B Common Stock in the amount of $107,735 and $433,450, respectively. The Company currently anticipates paying these dividends in the future.

(d)    Securities authorized for issuance under the Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	495,289	$23.17	941,000

Equity compensation plans not approved by security holders	--	--	--

Totals	495,289	$23.17	941,000

Item 6.	Selected Financial Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands of dollars, except per share data)

Selected Statements of Operations Data: (a) (b) (c) (d)

Net sales	$190,022	$158,498	$95,528	$96,045	$145,227
Cost of sales	132,776	113,813	72,420	89,603	88,479
Selling, general and administrative expenses	31,302	26,757	22,270	21,561	23,284
Fixed asset impairment	1,033	-	-	-	-
Interest income - net	525	249	940	2,411	3,912
Lawsuit proceeds	2,935	-	-	-	-
Earnings (loss) before provision (benefit) for income taxes	28,371	18,177	1,778	(12,709)	37,376
Income tax provision (benefit)	3,649	4,413	1,199	(547)	5,159
Net earnings (loss)	24,722	13,764	579	(12,162)	32,217
Earnings (loss) per common share - basic	2.19	1.25	0.05	(1.13)	3.04
Earnings (loss) per common share - diluted	2.15	1.24	0.05	(1.13)	2.94
Cash dividends declared per
Class A common share	0.16	0.08	-	-	-
Cash dividends declared per
Class B common share	0.20	0.20	0.20	0.20	0.20

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands of dollars, except per share data and percentages)

Selected Balance Sheet Data and Ratios:

Working capital	$127,624	$102,370	$82,986	$83,698	$97,720
Total assets	217,777	181,817	147,840	147,517	169,513
Long term debt	6,500	8,500	-	-	-
Stockholders' equity	178,461	146,855	130,659	129,463	141,016
Book value per share	15.70	13.16	11.95	12.02	13.25
Return on average total assets, %	12.37	7.95	0.40	(7.60)	21.87
Return on average Stockholders' equity, %	15.20	9.93	0.44	(8.80)	25.64

(a)
On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). During the year ended December 31, 2004, 2003 and 2002 the Company paid $354,000, $209,000 and $61,000 in contingent purchase price payments, respectively. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition.

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

(c)	Includes gains of $1,081,000 from the sale of marketable securities in 2000.

(d)	See Item 3 for information regarding the settlement of legal proceedings during 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer any conclusion that such results, causes or trends will necessarily continue in the future.

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

When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. During 2001 the Company wrote down or reserved $12 million of inventory, including non cancelable purchase commitments. At December 31, 2004, approximately $1.4 million of inventory (at original cost before the write-down or reserve in 2001) was on hand. During 2003 and 2004 approximately $2.5 million and $7.0 million of this inventory was scrapped. Management intends to retain the balance of this inventory for possible use in future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.

Prior Quarters		$164,329

1st Quarter	2002	4,538
2nd Quarter	2002	68,098
3rd Quarter	2002	38,914
4th Quarter	2002	271,163

1st Quarter	2003	77,069
2nd Quarter	2003	80,046
3rd Quarter	2003	28,851
4th Quarter	2003	98,263

1st Quarter	2004	31,051
2nd Quarter	2004	78,232
3rd Quarter	2004	72,857
4th Quarter	2004	53,295
		$1,066,706

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue is recognized when title has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Historically the Company has been successful in mitigating the risks associated with its revenue recognition. Some issues relate to product warranty, credit worthiness of its customers and concentration of sales among a few major customers.

The Company is generally obligated to accept returns for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required which could have a material adverse effect on the Company’s results of operations and financial condition. The Company has a significant amount of sales with several major customers. The loss of any one of these customers could have a material adverse effect on the Company’s results of operations and financial position.

Overview

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetic, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel's expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

Bel operates in the electronic component industry - a highly competitive industry which has experienced significant declines in product demand in recent years. Actions taken by customers to reduce future orders and to cancel existing orders negatively impacted the Company during 2001 and 2002 and could negatively impact the Company in the future.

In recent years, profit margins have been favorably impacted due to various cost cutting measures implemented by the Company. During 2003 the Company continued to move additional manufacturing and administrative positions from Hong Kong to China, and new positions to support additional growth were added in China. With additional volume, the Company was able to benefit from better absorption of manufacturing overheads, and managed to minimize increases in raw material costs in markets where costs were rising.

During 2004, sales increased $31.5 million from the acquisition by the Company of Insilco's Passive Components Group and APC, and internal growth. The Company acquired the Insilco Group in late March 2003.

In 2004 the Company received proceeds of $2.9 million from the settlement of a lawsuit, although it also had fixed asset impairment write offs of $1.0 million plus additional one time and recurring costs associated with the implementation of Sarbanes-Oxley Section 404 (“Sarbanes-Oxley”) regulations.

During 2004, the provision for income taxes is lower than historical amounts due to the reversal of accruals from prior periods and the utilization of net operating loss carryforwards and certain tax credits.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9	71.8	75.8
Selling, general and administrative expenses	16.5	16.9	23.3
Fixed asset impairment	0.5	-	-
Interest income - net	0.3	0.2	1.0
Lawsuit proceeds	1.5	-	-
Earnings before provision for income taxes	14.9	11.5	1.9
Income tax provision	1.9	2.8	1.3
Net earnings	13.0	8.7	0.6

The following table sets forth the year over year percentage increases of certain items included in the Company's consolidated statements of operations.

	Increase from Prior Period
	2004 compared with 2003	2003 compared with 2002

Net sales	19.9%	65.9%

Cost of sales	16.7	57.2

Selling, general and administrative expenses	17.0	20.2

Net earnings	79.6	2,277.2

Sales

Net sales increased 19.9% from $158.5 million during 2003 to $190.0 million during 2004. The Company attributes a portion of this increase to sales of approximately $15.2 million from the Insilco Passive Components Group during the first quarter of 2004, compared to $1.9 million during the first quarter of 2003. The acquisition took place on March 22, 2003. Additionally, the Company attributes the increase to strong demand for magnetics sales from Bel’s existing business, resulting in an increase of $12.9 million in such sales, increased module sales of $4.6 million and increased circuit protection sales of $2.4 million offset in part by decreases in interconnect product sales of $1.7 million.

The significant components of the Company's 2004 sales were from magnetic products of $129.2 million (as compared with $103.0 million during the year ended December 31, 2003), circuit protection of $19.8 million (as compared with $17.4 million during the year ended December 31, 2003), interconnect products of $28.2 million (as compared with $29.9 million during the year ended December 31, 2003), and module products of $12.8 million (as compared with $8.2 million during the year ended December 31, 2003).

Based on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for this period. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. This statement represents a Forward Looking Statement, subject to the risks and uncertainties described in Item 1 of this Annual Report on Form 10-K . The Company continues to have limited visibility as to future customer requirements. Actual results could differ materially from this Forward Looking Statement. The Company had one customer with sales in excess of 10% (11.6%) of total sales during the year ended 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Net sales increased 65.9% from $95.5 million during 2002 to $158.5 million during 2003. The Company attributes this increase principally to sales of approximately $52.6 million from its two acquisitions in 2003, the Insilco Passive Components Group and APC, strong demand for MagJack sales from Bel’s existing business, resulting in an increase of $9.9 million in such sales, and increased fuse sales of $1.2 million offset, in part, by a decrease in sales of the Module product line of approximately $1.3 million. Sales in 2002 were impacted by a decline in demand affecting the global electronic industry.

The significant components of the Company's 2003 sales were from magnetic products of $103.0 million (as compared with $71.7 million during 2002), circuit protection of $17.4 million (as compared with $16.2 million during 2002), interconnect products of $29.9 million (as compared with $-0- during 2002), and module sales of $8.2 million (as compared with $7.7 million during 2002).

 Cost of Sales

Bel generally enters into processing arrangements with five independent third party contractors in the Far East. Costs are recorded as incurred for all products manufactured either at the Company's third party contractors or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico. See "Critical Accounting Policies" above for information regarding the use of inventories in the manufacturing process that have been written down in prior years.

Cost of sales as a percentage of net sales decreased from 71.8 % during the year ended December 31, 2003 to 69.9 % in 2004. The decrease in the cost of sales percentage is primarily attributable to a 1.46 % decrease in research and development as a percentage of sales and a 1.44 % decrease in direct labor and support as a percentage of sales offset in part by increased raw material costs of 1.07%. The decrease in research and development expenses as a percentage of sales is more fully discussed below. The decrease in direct labor and support as a percentage of sales is primarily attributable to the lower labor costs associated with the Insilco manufacturing operations and the Company's relocating direct labor from Hong Kong to China where labor costs are lower. The increase in raw material costs is principally related to increased manufacturing of value-added products which has a higher raw material content than the Company’s other products.

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

Included in cost of sales are research and development expenses of $7.3 million and $8.4 million for the years ended December 31, 2004 and 2003, respectively. The principal reasons for the decrease in research and development expense are the closure of the Indiana research facility, and lower research and development costs in the Far East as many of these jobs were moved by the Company from Hong Kong to China and several positions were eliminated.

Cost of sales as a percentage of net sales decreased from 75.8 % during 2002 to 71.8% in 2003. The decrease in the cost of sales percentage is primarily attributable to a 2.0% decrease in direct labor as a percentage of sales and a 2.0% decrease in factory overheads. The decrease in direct labor as a percentage of sales is primarily attributable to the lower direct labor costs associated with the Insilco manufacturing operations. The decrease in factory overhead expenses as a percentage of sales is primarily attributable to the increase in sales and cost containment measures resulting primarily from the shut down of the Company's Texas sales, manufacturing and research facility and the Company's Indiana research facility.

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

When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales, resulting in a higher gross margin. During 2004, 2003 and 2002, the value of inventory that had been written-off and subsequently used in the manufacturing process approximated $235,000, $284,000 and $383,000, respectively. Gross profit was not significantly impacted due to comparable deductions in selling prices that were necessary to be competitive.

The Company’s cost control measures principally involved the closure of its Texas sales, manufacturing and research facility during 2002 and its Indiana research facility, which was closed during the second quarter of 2003. A total of 21 employees were terminated at these locations, plus an additional 5 employees were terminated at other U.S. locations. This resulted in a labor and fringe benefit savings of approximately $700,000 during 2002 and $1.3 million annually thereafter. Approximately 5 employees in Texas were relocated to the Company's San Diego, California facility. The Company incurred approximately $.8 million of severance and employee relocation costs during the year ended 2002.

Fixed Asset Impairment

During the year ended December 31, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000, at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 17.0% during the year ended December 31, 2003 to 16.5% during the year ended December 31, 2004, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base.  The Company attributes the $4.5 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $1.5 million which includes salaries, commissions and related expenses. This increase relates to increased sales. Other cost increases relate to costs associated with Insilco operations of approximately $2.0 million which are included for the entire year 2004 as compared with approximately 9 months during 2003. In addition, the Company incurred a $1.5 million increase in professional fees, principally related to Sarbanes-Oxley compliance offset in part by $.5 million in reduced severance, exchange rate losses and the write off of property in Indiana during 2003.

During 2005 the Company will be required to expense share based compensation costs in accordance with SFAS No. 123(R). This charge will be principally included in selling, general and administrative expenses. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R).

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

The increase in salaries and benefits during 2003 is principally attributable to bonus, salary and fringe benefit increases; professional fees related to Sarbanes - Oxley compliance; and the acquisition of the Insilco Passive Components Group. Reduced sales expenses are principally attributable to reduced shipping costs and commission expenses.

The Company anticipates continued increases in professional fees principally associated with Sarbanes - Oxley compliance. Future increases in salaries and benefits are more dependent on the future sales growth and profitability of the Company.

Interest Income - net

Interest income earned on cash and cash equivalents increased by approximately $285,000 during the year ended December 31, 2004 as compared to 2003. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest income earned on cash and cash equivalents decreased by approximately $462,000 during 2003 compared to 2002. The decrease is due primarily to lower interest rates earned on cash and cash equivalents and lower cash balances due to the use of approximately $37 million of cash for the acquisition of Insilco's Passive Components Group and the communications products division of APC.

Interest Expense

A $10 million term loan was entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.25% (4.0% at December 31, 2004) payable quarterly. See Note 9 of Notes to Consolidated Financial Statements. Interest expense increased by approximately $10,000 during the year ended December 31, 2004 compared to 2003. The increase is attributable to higher interest rates charged on the loan for the entire year during 2004 versus nine months during 2003 offset in part by principal reductions of $500,000 a quarter during 2004.

During 2003, the Company incurred $228,000 of interest expense which arose from the $10 million loan which was borrowed for the acquisition of Insilco's Passive Components Group. The Company had no interest expense in 2002.

Lawsuit Proceeds

During the year ended December 31, 2004 the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the year.) See Item 3 of this Annual Report on Form 10-K.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2004 and December 31, 2003 was $3.6 million and $4.4 million, respectively. The Company experienced increased earnings before income taxes for the year ended December 31, 2004, as compared with 2003. The income tax provision is lower than both the statutory federal income tax rate and the prior year provision primarily due to lower foreign tax rates, the reversal of accruals no longer required in the amount of approximately $.4 million, the utilization of certain tax credits amounting to $.8 million and the utilization of net operating loss carryforwards with a tax effect of approximately $.1 million, the reduction of deferred taxes previously provided relative to the planned repatriation of foreign earnings of $6.3 million and the establishment of accruals relative to certain tax matters of $5.3 million. See Note 8 to Notes to Consolidated Financial Statements.

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

The Company conducts manufacturing activities in the Far East. More specifically, the Company manufactures the majority of its products in the People’s Republic of China (“PRC”), Hong Kong and Macau and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, a portion of this entity’s income is deemed “offshore” and thus not fully taxable in Hong Kong. Although the statutory tax rate in Hong Kong is 17.5 percent, the Company generally pays an effective Hong Kong rate of less than 4 percent.

The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. Additionally, the Macau subsidiary utilized approximately $1.1 million of net operating loss carryforward to offset its taxable income during the year ended December 31, 2004. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits reported in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company’s effective tax rate.

Notwithstanding the above, in 2002 the Company’s effective tax rate exceeded the U.S. statutory rate. This higher effective tax rate results from a combination of factors. In 2002 the Company’s operating results were close to “break-even.” This fact, combined with the identification of $.4 million of foreign earnings that may not be permanently reinvested, as well as the loss in Macau for which the Company was only able to obtain an 8 percent benefit, resulted in a tax rate in excess of the statutory rate for 2002.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Through December 31, 2004, management has identified a minimum of approximately $26 million of foreign earnings that will be repatriated during 2005 and will be eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004. See Note 8 of Notes to Consolidated Financial Statements. As a result of the favorable tax treatment afforded the repatriation of CFC earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which results from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated leaving deferred income taxes in the amount of approximately $1,342,000 recorded in such earnings to be repatriated. In light of the planned repatriation of CFC earnings in 2005, Management has identified certain domestic and foreign tax exposures relating to such operations and has used this tax benefit to cover their estimate of this exposure. Such amount has been included in Income Taxes Payable in the accompanying balance sheet.

Cost Control Measures

In light of the current market in the Company’s industry, the Company continues to review its operating structures in efforts to control costs. Such measures can be expected to result in a restructuring of the Company’s operations and the recognition of related restructuring charges in future periods. During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $.05 million, $.7 million and $.8 million, respectively, of severance costs and does not anticipate additional severance expenses during 2005.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in US dollars or the currencies of the Hong Kong dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $54,000 and $236,000 for the years ended December 31, 2004 and 2003, respectively which are included in selling, general and administrative expense and approximately $1,422,000 and $1,015,000 for the years ended December 31, 2004 and 2003, respectively, in unrealized exchange losses relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. dollar and the Hong Kong dollar, the Chinese Renminbi or the Macau Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has one domestic line of credit amounting to $10 million, which was unused at December 31, 2004. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The $10 million line of credit expires on March 21, 2006 and is in addition to the Company’s $10 million term loan described below. Borrowings under this $10 million line of credit are secured by the same assets, which secure the term loan described below. The line of credit bears interest at LIBOR plus 1.50 percent.

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.25 percent (4.0 % percent at December 31, 2004) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the years ended December 31, 2004 and 2003, the Company recorded interest expense of approximately $239,000 and $228,000, respectively, and was in compliance with all of the covenants contained in the loan agreement as of December 31, 2004.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at December 31, 2004. This line of credit expires on April 30, 2005. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in this Annual Report on Form 10-K.

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

On March 22, 2005, the Company completed the acquisition of Galaxy Power Inc. ("Galaxy") for approximately $18 million in cash and the assumption of approximately $2.0 million in liabilities. Galaxy is a leading designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications. The Company believes that by merging Galaxy into its existing Bel Power Products division, it broadens the range of on-board power solutions it can offer its customers. The Company has substantial experience with non-isolated converters, while Galaxy has a strong track record in the development of high-density isolated converters. The Company believes that the combined portfolio will enable it to be a leader in the power industry.

This acquisition will be accounted for using the purchase method of accounting and, accordingly the results of operations of Galaxy will be included in the Company's financial statements from the date of closing.

As previously announced, the Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's balance sheet as marketable securities. As of December 31, 2004, the Company has recorded an unrealized gain, net of income taxes, of approximately $4.0 million. In connection with this transaction the Company is obligated to pay an investment banker's advisory fee to a third party. As of December 31, 2004, the Company has accrued a fee in the amount of approximately $1.0 million. The Company previously requested the opportunity to meet with Artesyn Technologies' Board and/or management to explore a possible business combination, but to date Artesyn Technologies has not expressed a willingness to participate in negotiations.

During 2004, the Company completed construction of a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.0 million.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of December 31, 2004, the Company has paid approximately $426,000 toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company has reclassified the asset as held for sale with a net book value of $696,000 on the Company's consolidated balance sheet at December 31, 2004.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $354,000, $209,000 and $61,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2004, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the year ended December 31, 2004.

During the year ended December 31, 2004, the Company's cash and cash equivalents increased by approximately $13.7 million, reflecting approximately $32.2 million provided by operating activities (principally as a result of net income of $24.7 million and depreciation expense of $9.0 million), $6.3 million provided from the sale of marketable securities and $3.9 million from proceeds from the exercise of stock options offset by $17.7 million for the purchase of marketable securities, $6.6 million for the purchase of property, plant and equipment, $2.0 million for loan repayments, $2.2 million for payment of dividends and $.4 million for contingent acquisition payments.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 58.6% and 51.1% of the Company's total assets at December 31, 2004 and December 31, 2003, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.0 to 1 and 6.2 to 1 at December 31, 2004 and December 31, 2003, respectively.

The following table sets forth at December 31, 2004 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$6,500,000	$2,000,000	$4,000,000	$500,000	$--
Capital expenditure obligations	1,874,000	1,874,000	--
Contingent purchase price
commitments	769,000	769,000	--	--	--
Operating leases	1,975,958	1,034,110	697,877	243,971	--
Raw material purchase obligations	18,605,536	18,605,536	--	--	--
Total	$29,724,494	$24,282,646	$4,697,877	$743,971	$--

The Company is currently obligated to fund the Company's SERP. As of December 31, 2004 the SERP had an unfunded benefit obligation of approximately $2.6 million. See Note 12 of the Notes to Consolidated Financial Statements for further information.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. Should the Company pursue additional acquisitions during 2005, the Company may be required to pursue public or private equity or debt transactions to finance the acquisitions and to provide working capital to the acquired companies.

New Financial Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as more fully described in Note 8 of Notes to Consolidated Financial Statements. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153 an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November, 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132(R), “Employer’s Disclosure about Pensions and Other Postretirement Benefits" (revised). SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132(R) and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132(R) did not have a material effect on the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46(R) (revised) to address certain FIN No. 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN No. 46(R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

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

The Company enters into transactions denominated in U.S. dollars, Hong Kong dollars, the Macau Pataca, the Chinese Renminbi, Euros and British Pounds. Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

The Company believes that a change in interest rates of 1% or 2% would not have a material effect on the Company's consolidated statement of operations or balance sheet.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

BEL FUSE INC.
INDEX

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2 - F-3

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2004	F-4

Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2004	F-5 - F-6

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004	F-7 - F-9

Notes to Consolidated Financial Statements	F-10 - F-37

Selected Quarterly Financial Data - Years Ended December 31, 2004 and 2003 (Unaudited)	F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 28, 2005

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$71,197,891	$57,461,152
Marketable securities	23,120,028	5,038,749
Accounts receivable - less allowance for doubtful accounts of $1,610,000 and $1,976,000 at
December 31, 2004 and 2003, respectively	33,247,911	30,381,613
Inventories	29,101,060	26,228,697
Prepaid expenses and other current assets	2,404,718	1,704,475
Assets held for sale	696,013	619,223
Deferred income taxes	--	650,000
Total Current Assets	159,767,621	122,083,909

Property, plant and equipment - net	41,244,759	43,500,563

Intangible assets - net	2,691,682	3,637,985
Goodwill	9,881,854	9,881,854
Prepaid pension costs	1,127,941	1,359,414
Other assets	3,062,714	1,352,836
TOTAL ASSETS	$217,776,571	$181,816,561

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,000,000	$2,000,000
Accounts payable	8,814,161	7,514,860
Accrued expenses	10,293,576	9,442,689
Deferred income taxes	3,322,000	--
Income taxes payable	7,172,955	226,432
Dividends payable	541,000	530,000
Total Current Liabilities	32,143,692	19,713,981

Long-term Liabilities:
Minimum pension obligation	2,261,583	1,983,627
Long-term debt - net of current portion	4,500,000	6,500,000
Deferred income taxes	410,000	6,764,000
Total Long-term Liabilities	7,171,583	15,247,627
Total Liabilities	39,315,275	34,961,608

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	--	--
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding
2,702,677 and 2,701,663 shares, respectively (net of 1,072,770 treasury shares)	270,268	270,167
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding
8,660,589and 8,460,692 shares, respectively (net of 3,218,310 treasury shares)	866,059	846,069
Additional paid-in capital	21,989,174	17,352,448
Retained earnings	149,949,283	127,406,693
Cumulative other comprehensive income	5,386,512	979,576
Total Stockholders' Equity	178,461,296	146,854,953
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,776,571	$181,816,561

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002

Net Sales	$190,021,953	$158,497,502	$95,527,892

Costs and expenses:
Cost of sales	132,776,304	113,812,860	72,420,220
Selling, general and administrative	31,301,722	26,757,349	22,269,733
Fixed asset impairment	1,032,786	--	--
	165,110,812	140,570,209	94,689,953

Income from operations	24,911,141	17,927,293	837,939
Interest expense	(238,552)	(228,459)	--
Interest income	763,000	477,860	940,058
Lawsuit proceeds	2,935,000	--	--
Earnings before provision for income taxes	28,370,589	18,176,694	1,777,997
Income tax provision	3,649,000	4,413,000	1,199,000
Net earnings	$24,721,589	$13,763,694	$578,997

Earnings per common share - basic	$2.19	$1.25	$0.05

Earnings per common share - diluted	$2.15	$1.24	$0.05

Weighted average common shares outstanding - basic	11,283,750	11,020,916	10,907,371

Weighted average common shares outstanding - diluted	11,511,095	11,133,471	11,086,318

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-
		hensive		hensive	Class A	Class B	Additional
		Income	Retained	Income	Common	Common	Paid-In
	Total	(loss)	Earnings	(loss)	Stock	Stock	Capital

Balance, January 1, 2002	$129,462,912		$116,699,114	$12,054	$266,464	$810,512	$11,674,768

Exercise of stock options	1,872,716				1,159	15,637	1,855,920

Tax benefits arising from the disposition of
non-qualified incentive stock options	452,000						452,000
Cash dividends on Class B common stock	(1,645,292)		(1,645,292)
Currency translation adjustment	(19,186)	$(19,186)		(19,186)
Decrease in marketable securities-net of taxes	(43,000)	(43,000)		(43,000)
Net income	578,997	578,997	578,997
Comprehensive income		$516,811

Balance, December 31, 2002	130,659,147		115,632,819	(50,132)	267,623	826,149	13,982,688

Exercise of stock options	2,580,224				2,544	19,920	2,557,760
Tax benefits arising from the disposition of
non-qualified incentive stock options	812,000						812,000
Cash dividends on Class A common stock	(322,234)		(322,234)
Cash dividends on Class B common stock	(1,667,586)		(1,667,586)
Currency translation adjustment - net of taxes	1,014,808	$1,014,808		1,014,808
Increase in marketable securities-net of taxes	14,900	14,900		14,900
Net earnings	13,763,694	13,763,694	13,763,694
Comprehensive income		$14,793,402

Balance, December 31, 2003	146,854,953		127,406,693	979,576	270,167	846,069	17,352,448

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-
		hensive		hensive	Class A	Class B	Additional
	Total	Income (loss)	Retained Earnings	Income (loss)	Common Stock	Common Stock	Paid-In Capital

Exercise of stock options	3,891,266				101	19,990	3,871,175
Tax benefits arising from the disposition of
non-qualified incentive stock options	765,551						765,551
Cash dividends on Class A common stock	(430,707)		(430,707)
Cash dividends on Class B common stock	(1,748,292)		(1,748,292)
Currency translation adjustment - net of taxes	386,257	$386,257		386,257
Increase in marketable securities-net of taxes	4,020,679	4,020,679		4,020,679
Net earnings	24,721,589	24,721,589	24,721,589
Comprehensive income		$29,128,525

Balance, December 31, 2004	$178,461,296		$149,949,283	$5,386,512	$270,268	$866,059	$21,989,174

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$24,721,589	$13,763,694	$578,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,025,364	8,374,918	5,998,426
Goodwill impairment	--	--	5,200,000
Fixed asset impairment	1,032,786	364,843	8,614
Other	1,238,000	812,000	452,000
Deferred income taxes	(4,986,000)	1,591,000	405,000
Changes in operating assets and liabilities (net of acquisitions)	1,077,010	3,759,738	(7,554,308)
Net Cash Provided by Operating Activities	32,108,749	28,666,193	5,088,729

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,578,658)	(3,119,321)	(6,477,313)
Purchase of marketable securities	(17,723,615)	(4,953,449)	(8,824,630)
Deposit on APC acquisition	--	--	(5,500,000)
Payment for acquisitions - net of cash acquired	(353,464)	(36,277,457)	(61,411)
Deferred acquisition costs related to Insilco	--	--	(947,121)
Proceeds from repayment by contractors	29,000	29,000	29,000
Proceeds from sale of marketable securities	6,345,595	4,904,875	6,131,796
Proceeds from sale of equipment	--	--	48,964
Net Cash Used in Investing Activities	(18,281,142)	(39,416,352)	(15,600,715)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2004	2003	2002

Cash flows from financing activities:
Proceeds from borrowings	--	10,000,000	--
Loan repayments	(2,000,000)	(1,500,000)	--
Proceeds from exercise of stock options	3,891,266	2,580,224	1,872,716
Dividends paid to common shareholders	(2,168,258)	(1,871,494)	(1,636,723)
Net Cash Provided By (Used In) Financing Activities	(276,992)	9,208,730	235,993

Effect of exchange rate changes on cash	186,124	--	--

Net Increase (decrease) in Cash and Cash Equivalents	13,736,739	(1,541,429)	(10,275,993)
Cash and Cash Equivalents - beginning of year	57,461,152	59,002,581	69,278,574
Cash and Cash Equivalents - end of year	$71,197,891	$57,461,152	$59,002,581

Changes in operating assets and liabilities (net of acquisitions) consist of:
(Increase) decrease in accounts receivable	$(2,671,513)	$1,763,149	$(7,024,583)
(Increase) decrease in inventories	(2,774,275)	2,043,609	1,486,350
(Increase) decrease in prepaid expenses and other current assets	(700,243)	(1,187,276)	50,076
Decrease in prepaid taxes	--	681,887	144,972
(Increase) in other assets	(738,878)	(425,880)	(423,134)
Increase (decrease) in accounts payable	1,299,301	(295,887)	475,709
Increase in income taxes payable	6,946,523	792,432	--
(Decrease) increase in accrued expenses	(283,905)	387,704	(2,263,698)
	$1,077,010	$3,759,738	$(7,554,308)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Year Ended December 31,
	2004	2003	2002

Supplementary information:
Cash paid during the year for:
Income taxes	$2,128,000	$1,031,000	$205,000
Interest	$239,000	$228,000	$--

Details of acquisitions:
Fair value of assets acquired (excluding cash of $799,000 in 2003)	$--	$35,853,854
Intangibles	353,464	6,870,724
Less: cash on deposit previous year	--	(6,447,121)
Cash paid for acquisitions	$353,464	$36,277,457

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries operate in one industry with three geographic reporting segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company manages its operations geographically through its three reporting units: North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2004 and December 31, 2003, cash equivalents approximated $38,355,000 and $25,228,000, respectively.

MARKETABLE SECURITIES - The Company classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as other comprehensive income.

The fair values of marketable securities are based on quoted market prices. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

ACQUISITION EXPENSES - The Company capitalizes all direct costs associated with proposed acquisitions. If the proposed acquisitions are consummated, such costs will be included as a component of the overall cost of the acquisition. Such costs are expensed at such time as the Company deems the consummation of a proposed acquisition to be unsuccessful.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency losses were $54,000 and $236,000 for the years ended December 31, 2004 and 2003, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations. During 2002 realized foreign currency losses were not material.

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

The Company typically has a twelve-month warranty policy for workmanship defects. Warranty returns have historically averaged at or below 1% of annual net sales. The Company establishes warranty reserves when a warranty issue becomes known as warranty claims have historically been immaterial. No general reserves for warranties have been established.

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

GOODWILL AND OTHER INTANGIBLES - In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 142”) "Goodwill and Other Intangible Assets". SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified. This standard was effective for fiscal years beginning after December 15, 2001. The Company tests goodwill for impairment annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the declining-balance method for machinery and equipment and the straight-line method for buildings and improvements over their estimated useful lives. Property, plant and equipment are reviewed periodically for possible impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company's impairment review are based on an undiscounted cash flow analysis of assets at the lowest level for which indefinable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows and the impairment is viewed as other than temporary. When an impairment is indicated, the future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of future cash flows.

INCOME TAXES - The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

Except for a portion of foreign earnings, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of earnings. See Note 8 of Notes to Consolidated Financial Statements.

The principal items giving rise to deferred taxes are unrealized gains on marketable securities available for sale, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill, the assumed repatriation of a portion of foreign earnings and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

STOCK-OPTION PLAN - The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation".

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002. The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through June 30, 2005. Thereafter, the Company will account for stock based compensation under SFAS No. 123(R). The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption.

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

	December 31,
	2004	2003	2002
Net earnings - as reported	$24,721,589	$13,763,694	$578,997
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of taxes	1,125,427	2,080,375	2,155,935
Net earnings (loss)- pro forma	$23,596,162	$11,683,319	$(1,576,938)
Earnings per common share - basic-as reported	$2.19	$1.25	$0.05
Earnings (loss) per common share - basic-pro forma	$2.09	$1.06	$(0.15)
Earnings per common share - diluted-as reported	$2.15	$1.24	$0.05
Earnings (loss) per common share - diluted-pro forma	$2.04	$1.05	$(0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividends yield of .9%, .9% and .9%, expected volatility of 35%, 54% and 41% for Class B; risk-free interest rate of 5%, 2% and 5% and expected lives of 5 years. 24,000 Class B options were granted during the year ended December 31, 2004.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $7.3 million. $8.4 million and $6.6 million, respectively.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	2004	2003	2002

Weighted average shares outstanding - basic	11,283,750	11,020,916	10,907,371

Dilutive impact of options outstanding	227,345	112,555	178,947

Weighted average shares oustanding - diluted	11,511,095	11,133,471	11,086,318

During the years ended December 31, 2004, 2003 and 2002, respectively, 24,000, 209,600, and 209,100 outstanding options were not included in the foregoing computations because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amount of bank debt is a reasonable estimate of its fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform to the current year presentation. See Note 7 of Notes to Consolidated Financial Statements.

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers, deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction.  The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB staff issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as more fully described in Note 8 of Notes to Consolidated Financial Statements. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (R), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132(R) did not have a material effect on the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46(R)”) to address certain FIN No. 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN No. 46(R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

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

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company was required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payment amounts are due as of December 31, 2004. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

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

The following unaudited pro forma summary results of operations assume that both Insilco's Passive Components Group and APC had been acquired as of January 1, 2002 (in thousands, except per share data):

	Year Ended
	December 31,
	2003	2002
Net sales	$174,211	$167,089
Net earnings (loss)	14,553	(2,614)
Earnings (loss) per share - diluted	1.30	(0.24)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2002. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of the Passive Components Group of Insilco and APC at the acquisition dates is as follows:

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

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test and, based on the results of a valuation performed, management concluded that there was no impairment. This conclusion was based on the results of a discounted projected cash flow model, including an estimate of terminal value and various other generally accepted valuation methodologies. In 2001, the electronics industry and more specifically, the Telecom sector overestimated their future requirements, which resulted in lower revenues and profits for the Company. By late 2002, management had concluded that a market turnaround was not likely to occur as had been expected.

In late 2002, management concluded that it needed to revise projected revenue, profit and cash flows projections in 2003 and beyond based on market conditions. Management performed the required annual impairment test as of December 31, 2002 based on the same valuation methodology used by the Company upon adopting SFAS No. 142 and concluded that an impairment charge of $5.2 million was appropriate. The $5.2 million impairment charge impacted the Company's North America and Asia geographic reporting units by $2.3 million and $2.9 million, respectively. Management performed the required annual impairment test as of December 31, 2004 and concluded that there was no impairment in any of its geographic reporting units.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $1,299,000, $976,000, and $890,000 for the years ended December 31, 2004, 2003 and, 2002, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through December 31, 2004 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $354,000, $209,000 and $61,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and increase intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the years ended December 31, 2004 and 2003 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2003	$4,819,563	$3,396,181	$1,423,382	$--

Goodwill allocation related to acquisitions	5,062,291	3,011,254	1,445,710	605,327

Balance, December 31, 2003 and 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

The components of intangible assets other then goodwill by geographic reporting unit are as follows:

	December 31, 2004
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product Information	$2,935,000	$1,338,765	$2,653,000	$1,188,654	$282,000	$150,111

Covenants not-to-compete	3,523,516	2,428,069	3,523,516	2,428,069	--	--

Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$9,118,516	$6,426,834	$7,586,316	$5,026,523	$1,532,200	$1,400,311

	December 31, 2003
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product Information	$2,935,000	$863,591	$2,653,000	$741,680	$282,000	$121,911

Covenants not-to-compete	3,169,987	1,603,411	3,169,987	1,603,411	--	--

Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$8,764,987	$5,127,002	$7,232,787	$3,754,891	$1,532,200	$1,372,111

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2005	$1,217,000
2006	806,000
2007	417,000
2008	153,000
2009	14,000

4.	MARKETABLE SECURITIES

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's consolidated balance sheet as marketable securities. As of December 31, 2004, the Company has recorded an unrealized gain, net of income taxes, of approximately $3,964,000, which is included in other comprehensive income as stated in the Consolidated Statement of Stockholders' Equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower. As of December 31, 2004, the Company has accrued a fee in the amount of approximately $1,000,000. Such amount has been deferred within other assets. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

At December 31, 2004 and 2003, respectively, marketable securities have a cost of approximately $16,428,000 and $5,138,000, an estimated fair value of approximately $23,120,000 and $5,039,000 and gross unrealized gains (losses) of approximately $6,692,000 and $(99,000). Such unrealized gains (losses) are included in other comprehensive income.

5.	INVENTORIES

The components of inventories are as follows:

	December 31,	December 31,
	2004	2003
Raw material	$15,236,393	$12,421,655
Work in progress	1,607,052	2,094,474
Finished goods	12,257,615	11,712,568
	$29,101,060	$26,228,697

6.	IMPAIRMENT LOSS AND RESTRUCTURING CHARGES

Restructuring Charges

During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $50,000, $700,000 and $800,000, respectively, of severance costs. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

Fixed Asset Impairment

During the year ended December 31, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Land	$3,274,641	$3,274,641
Buildings and improvements	23,858,419	22,414,162
Machinery and equipment	66,945,194	63,611,190
	94,078,254	89,299,993
Less accumulated depreciation	52,833,495	45,799,430

	$41,244,759	$43,500,563

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $7,726,000, $7,400,000, and $5,108,000, respectively.

During 2004, property held for sale was reclassified from property, plant and equipment in the amount of $696,013 and $619,223, as of December 31, 2004 and 2003, respectively, to assets held for sale, a current asset on the accompanying consolidated balance sheets. The Company anticipates disposing of such property in 2005.

8.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$3,524,000	$1,004,000	$345,000
Foreign	5,234,000	1,624,000	411,000
State	(123,000)	194,000	38,000
	8,635,000	2,822,000	794,000
Deferred:
Federal and state	(1,586,000)	1,031,000	265,000
Foreign	(3,400,000)	560,000	140,000
	(4,986,000)	1,591,000	405,000

	$3,649,000	$4,413,000	$1,199,000

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2004	2003	2002

Tax provision computed at the Federal statutory rate of 34%	$9,646,000	$6,180,000	$604,000
Increase (decrease) in taxes resulting from:
Benefit relating to tax rate differential on foreign earnings to be repatriated in 2005-net (1)	(1,017,000)	--	--

Different tax rates and permanent differences applicable to foreign operations	(3,380,000)	(2,467,000)	366,000

Utilization of foreign net operating loss carryforward	(165,000)

Principally the utilization of research and development tax credits (federal and state)	(1,413,000)		--

Foreign valuation allowance	-	571,000	-
State (benefit) taxes, net of federal benefit	(81,000)	128,000	163,000
Other, net	59,000	1,000	66,000
	$3,649,000	$4,413,000	$1,199,000

(1)Under the American Jobs Creation Act of 2004 (the "Act"), the Company can elect to repatriate earnings from controlled foreign corporations ("CFC's") in order to take advantage of the temporary 85 percent dividends received deduction for cash dividends in excess of the historical "base-period" average. This would result in an effective federal tax rate of 5.25%. The election to repatriate these CFC earnings expires on December 31, 2005 and the dividend proceeds must meet a number of criteria as outlined in the Act to be eligible for the favorable tax rate. Management has determined that the Company will repatriate a minimum of $26 million and possibly as much as $60 million of previously unrepatriated earnings prior to December 2005. In prior years, the Company provided deferred taxes of approximately $7,668,000 on a portion of its CFC earnings which management concluded would likely be repatriated. As a result of the favorable tax treatment afforded the repatriation of CFC earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which results from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated leaving deferred income taxes in the amount of approximately $1,342,000 recorded in such earnings to be repatriated. In light of the planned repatriation of CFC earnings in 2005, Management has identified certain domestic and foreign tax exposures relating to such operations. Such amount has been included in Income Taxes Payable in the accompanying balance sheet. Prior to the enactment of the Act, it was management’s intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 2004 and 2003. $643,000 of earnings were repatriated during 2002. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $117.0 million at December 31, 2004. Estimated income taxes related to unrepatriated foreign earnings would approximate $35.4 million under the previous tax law.

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

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2004		2003
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect

Deferred Tax Liabilities-non-current:
Depreciation	$13,371,000	$888,000	$15,372,000	$1,046,000
Amortization	(2,037,000)	(815,000)	(4,050,000)	(1,620,000)
Unremitted earnings of foreign subsidiaries not
permanently reinvested	--	--	25,560,000	7,668,000
Foreign net operating loss carryforward	--	--	(6,674,000)	(571,000)
Valuation reserve	--	--	6,674,000	571,000
Other temporary differences	843,000	337,000	(825,000)	(330,000)
	$12,177,000	$410,000	$36,057,000	$6,764,000

Deferred Tax Liability - current:
Unremitted earnings of foreign subsidiaries not
permanently reinvested	$25,560,000	$1,342,000
Unrealized appreciation/ depreciation in marketable securities	6,604,000	2,642,000	$--	$--
Reserves and accruals	(1,655,000)	(662,000)	--	--
	$30,509,000	$3,322,000	$--	$--

Deferred Tax Assets - current:
Unrealized appreciation/ depreciation in marketable securities	$--	$--	$99,000	$40,000
Reserves and accruals	--	--	1,525,000	610,000
	$--	$--	$1,624,000	$650,000

The Company was granted a ten year tax holiday in Macau which has an effective tax rate of 8% , which is 50% of the normal tax rate. Such holiday expired during 2004. During the year ended December 31, 2004.the Company used $1.1 million of net operating loss carry-forward which resulted in a tax savings of approximately $165,000. During the years 2003 and 2002 this holiday provided no benefit to the Company as the entity incurred losses.

The remaining net operating loss carry-forward of approximately $5.6 million expired in 2004. Correspondingly, the valuation reserve, which was established for this net operating loss carryforward, is no longer required.

9.	DEBT

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.25 percent (4.0 percent at December 31, 2004) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. As of December 31, 2004, the Company was in compliance with all financial covenants. As of December 31, 2004, the balance due on the term loan was $6.5 million. For the years ended December 31, 2004 and 2003, the Company recorded interest expense of approximately $239,000, and $228,000, respectively.

See Note 15 for information on unused credit facilities.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2004	2003
Sales commissions	$1,431,169	$1,378,925
Investment banking commissions	1,000,000	--
Subcontracting labor	1,624,963	1,900,189
Salaries, bonuses and
related benefits	3,480,213	3,047,904
Other	2,757,231	3,115,671
	$10,293,576	$9,442,689

11.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	2004	2003	2002

Revenue from unrelated entities and country of Company's domicile:
North America	$67,177,000	$51,218,000	$26,228,000
Asia	109,011,000	88,253,000	58,632,000
Europe	13,834,000	19,027,000	10,668,000
	$190,022,000	$158,498,000	$95,528,000

Total Revenues:
North America	$76,979,000	$63,033,000	$28,957,000
Asia	132,224,000	114,025,000	81,907,000
Europe	15,194,000	12,076,000	-
Less intergeographic revenues	(34,375,000)	(30,636,000)	(15,336,000)
	$190,022,000	$158,498,000	$95,528,000

Income (loss) from Operations:
North America	$8,475,000	$3,511,000	$(90,000)
Asia	15,805,000	13,771,000	928,000
Europe	631,000	645,000	-
	$24,911,000	$17,927,000	$838,000

Identifiable Assets:
North America	$92,515,000	$59,182,000
Asia	131,970,000	129,452,000
Europe	3,409,000	6,976,000
Less intergeographic eliminations	(10,117,000)	(13,793,000)
	$217,777,000	$181,817,000

Capital Expenditures:
North America	$736,000	$829,000	$3,395,000
Asia	5,557,000	1,911,000	3,082,000
Europe	286,000	379,000	-
	$6,579,000	$3,119,000	$6,477,000

Depreciation and Amortizaion expense:
North America (1)	$1,928,000	$1,775,000	$858,000
Asia (1)	6,966,000	6,399,000	5,140,000
Europe	131,000	201,000	-
	$9,025,000	$8,375,000	$5,998,000

(1) Excludes $5,200,000 of goodwill impairment in 2002.

Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States are sold to Asia for further processing. Income from operations represents gross profit less operating expenses.

Identifiable assets are those assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the People's Republic of China in the middle of 1997. The territory of Macau became a SAR of the People’s Republic of China at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 63% of its identifiable assets are located in The People's Republic of China and its SARs of Hong Kong and Macau. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S., could have a material adverse effect on the Company.

The Company's research and development facilities are located in California, Massachusetts, Hong Kong, China and the United Kingdom. Research and development costs, which are expensed as incurred, amounted to $7.3 million in 2004, $8.4 million in 2003, and $6.6 million in 2002. The Company closed its Indiana facility during the second quarter of 2003 and closed its Texas facility during the fourth quarter of 2002. The Company purchased property in San Diego, California during 2002 where its research and development facility is located.

The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows in 2004, 2003 and 2002: the amount and percentages of the Company's sales to an individual customer each year were $22,062,000 (11.6%) in 2004, $22,470,000 (14.2%) in 2003 and $11,410,000 (11.9%) in 2002. The loss of such customers would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

12.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $404,000, $247,000, and $207,000, respectively. As of December 31, 2004, the plans owned 20,421 and 126,613 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $447,000, $631,000, and $604,000, respectively. As of December 31, 2004, the plan owned 3,323 and 15,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $509,000, $428,000 and $197,000, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions:

December 31,	2004	2003

Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,637,902	$1,903,982
Service cost	221,981	217,875
Interest cost	145,085	126,163
Actuarial (gains) losses	(114,855)	389,882
Projected benefit obligation at end of year	$2,890,113	$2,637,902

Funded status of plan:
Under funded status	$(2,890,113)	$(2,637,902)
Unrecognized net loss	259,218	411,326
Unrecognized prior service costs	1,497,253	1,602,363
Accrued pension cost	$(1,133,642)	$(624,213)

Change in plan assets:
Fair value of plan assets, beginning of year	$--	$--
Comopany contributions	--	--
Benefits paid	--	--
Fair value of plan assets, end of year	$--	$--

Balance sheet amounts:
Accrued benefit liability	$2,261,583	$1,983,627
Intangible asset	1,127,941	1,359,414

The components of SERP expense are as follows:

December 31,	2004	2003	2002

Service cost	$221,981	$217,875	$80,153
Interest cost	145,085	104,719	63,800
Net amortization and deferral	142,363	105,110	52,556
Total SERP expense	$509,429	$427,704	$196,509

Assumption percentages:
Discount rate	5.50%	5.50%	7.25%
Rate of compensation increase	3.00%	4.00%	4.00%

The accumulated benefit obligation for the SERP was $2,261,583 and $1,983,627 as of December 31, 2004 and 2003.

13.	STOCK OPTION PLAN

The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for the issuance of 2,400,000 common shares. Substantially all options outstanding become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. The exercise price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. Accordingly, no compensation cost has been recognized for the stock options awarded. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted. See Note 1 - New Financial Accounting Standards for changes in accounting for stock options which will be effective during 2005.

Information regarding the Company’s Stock Option Plan for 2004, 2003, and 2002 is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	712,600	$21.61	759,238	$19.23	878,115	$17.44
Options exercised	(200,911)	$19.37	(224,638)	$11.48	(167,963)	$11.15
Options granted	24,000	$37.00	200,000	$18.89	78,000	$20.92
Options cancelled	(40,400)	$22.71	(22,000)	$19.00	(28,914)	$16.58
Options outstanding, end of year	495,289	$23.17	712,600	$21.61	759,238	$19.23

Options price range at end of year	$17.00 to $37.00		$15.38 to $29.50		$5.75 to $29.50

Options price range for exercised shares	$15.38 to $29.50		$5.75 to $19.52		$5.75 to $18.70

Options available for grant at end of year	941,000		925,000		1,105,000

Weighted-average fair value of options granted during the year	$8.66		$8.03		$9.75

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

		Weighted-
	Number Out-	Average	Weighted	Number	Weighted-
Range of	standing at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price

$17.00 to $18.70	114,500	--	$17.48	114,500	$17.48
$29.50	161,589	1 Year	$29.50	68,414	$29.50
$19.52 to $22.25	58,500	2 Years	$21.20	22,500	$21.46
$18.89	136,700	3 Years	$18.89	6,200	$18.89
$37.00	24,000	4 Years	$37.00	--	$--
	495,289			211,614

14.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of December 31, 2004, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $422,474, $424,449, $431,470, and $432,406, respectively. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,641, $107,641, $107,678, and $107,694, respectively. During May 2004 the Company paid a dividend on Class B Common Stock in the amount of $26,860 in connection with a shortfall of prior payments. On February 3, 2003, April 29, 2003, August 1, 2003, and November 3, 2003 the Company paid a $.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $411,674, $412,411, $413,536, and $419,639, respectively. On August 1, 2003 and November 3, 2003 the Company paid a $.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $106,617 and $107,617, respectively. On February 2, 2005 the Company paid a $.04 and $.05 per share dividend to all shareholders of record at January 15, 2005 of Class A and Class B Common Stock in the amount of $107,735 and $433,450, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Years Ending
December 31,

2005	$1,034,000
2006	642,000
2007	56,000
2008	56,000
2009	188,000
$1,976,000

Rental expense was approximately $1,433,000, $1,450,000, and $863,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Credit Facilities

The Company has one domestic line of credit amounting to $10 million, which was unused at December 31, 2004. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The $10 million line of credit expires on March 21, 2006 and is in addition to the Company’s $10 million term loan described below. Borrowings under this $10 million line of credit are secured by the same assets, which secure the term loan described below. The line of credit bears interest at LIBOR plus 1.50 percent.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2004. The line of credit expires April 30, 2005. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Facilities

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million including improvements. As of December 31, 2004 the Company has paid $426,000 on the construction.

Legal Proceedings

a)
The Company had been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During 2004, the Company and the seller settled the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the year ended December 31, 2004.

b)
The Company is a defendant in a lawsuit, captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc et al and brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payments of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is subject to another lawsuit , captioned Regal Electronics, Inc. v. Bel Fuse Inc. and brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements. The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.	SUBSEQUENT EVENT

On March 22, 2005, the Company completed the acquisition of Galaxy Power Inc. ("Galaxy") for approximately $18 million in cash and the assumption of approximately $2.0 million in liabilities. Galaxy is a leading designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications.

The acquisition will be accounted for using the purchase method of accounting and, accordingly the results of operations of Galaxy will be included in the Company's financial statements from the date of closing.

CONDENSED SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

Net sales	$42,357,023	$48,390,242	$49,985,626	$49,289,062	$190,021,953

Gross profit	12,566,009	15,194,241	14,977,954	14,507,445	57,245,649

Net earnings	4,654,731	7,145,253	6,894,347	6,027,258	24,721,589

Earnings per share - basic (1)	$0.42	$0.64	$0.61	$0.52	$2.19

Earnings per share -diluted (1)	$0.41	$0.63	$0.60	$0.51	$2.15

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2003	2003	2003	2003	2003

Net sales	$24,947,359	$44,821,149	$45,863,648	$42,865,346	$158,497,502

Gross profit	6,980,158	11,913,406	13,174,156	12,616,922	44,684,642

Net earnings	1,780,284	2,757,220	3,629,573	5,596,617	13,763,694

Earnings per share - basic (1)	$0.16	$0.25	$0.33	$0.50	$1.25

Earnings per share - diluted (1)	$0.16	$0.25	$0.32	$0.49	$1.24

(1)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D		Column E	Column F
	Additions

		Charged
	Balance at	to profit	Charged			Balance
	beginning	and loss	to other		Deductions	at close
Description	of period	or income	accounts		(describe)(a)	of period

Year ended December 31, 2004
Allowance for doubtful accounts	$1,976,000	$233,000	$65,000	(a)	$664,000	$1,610,000
Allowance for excess and obsolete inventory	$5,679,000	$1,250,000	$43,000	(c)	$1,501,000	$5,471,000

Year ended December 31, 2003
Allowance for doubtful accounts	$945,000	$(77,000)	$2,308,000	(b)	$1,200,000	$1,976,000
Allowance for excess and obsolete inventory	$3,136,000	$863,000	$3,320,000	(b)	$1,640,000	$5,679,000

Year ended December 31, 2002
Allowance for doubtful accounts	$945,000	$--	$--		$--	$945,000
Allowance for excess and obsolete inventory	$2,988,000	$2,622,000	$--		$2,474,000	$3,136,000

(a)	Write offs.

(b)	For the year ended 2003, these amounts represent the reserves established at date of acquisition of the PassiveComponents Group of Insilco Technologies, Inc.

(c)	For the year ended 2004 these amounts represent foreign exchange rate changes.

S-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A.	Controls and Procedures

Design and Evaluation of Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company’s internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management’s assessment of such internal controls.

On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order.

During 2004, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation. In addition, our management has provided our independent registered public accounting firm with a draft of its report and we are not currently aware of any material weaknesses in our internal controls over financial reporting.

There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of December 31, 2004 or that our independent registered public accounting firm will be able to attest that management’s report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls. If such weaknesses are identified or if our independent registered public accounting firm does not deliver an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information

Not applicable.

Item 10.	Directors and Executive Officers of the Registrant

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.	Certain Relationships and Related Transactions

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.	Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

Page

1.	Financial statements filed as a part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2 - F-3

	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2004	F-4

	Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2004	F-5 - F-6

	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004	F-7 - F-9

	Notes to Consolidated Financial Statements	F- 10 - F-37

	Selected Quarterly Financial Data - Years Ended December 31, 2004 and 2003 (Unaudited)	F-38

2.	Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.6
Stock and Asset Purchase Agreement among Bel Fuse Ltd, Bel Fuse Macau, L.P.A., Bel Connector, Inc. and Bel Transformer, Inc. and Insilco Technologies, Inc. and certain of its subsidiaries, dated as of December 31, 2002, as amended by Amendment No. 1, dated as of March 21, 2003, to Stock and Asset Purchase Agreement, among Bel Fuse Inc., Bel Fuse Ltd., Bel Fuse Macau, L.D.A., Bel Connector Inc. and Bel Transformer Inc. and Insilco Technologies, Inc. and certain of its subsidiaries. Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.7
Amended and Restated Credit and Guarantee Agreement, dated as of March 21, 2003, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and The Bank of New York, as Lender. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended December 31, 2002.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.:

10.8
Agreement and Plan of Merger dated as of March 4, 2005 by and among Bel Fuse, Inc., Bel Westboro, Inc. and Galaxy Power, Inc. Incorporated by reference to exhibit 2.1 of the Company's Form 8-K dated March 7, 2005.

10.9	Contract for Purchase and Sale of Real Estate dated July 15, 2004 between Bel Fuse Inc. and Fields Development Group Co.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

22.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of attorney (included on the signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BEL FUSE INC.

BY:
/s/ Daniel Bernstein

Daniel Bernstein, President, Chief Executive
Officer and Director

Dated: March 28, 2005

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 28, 2005
Daniel Bernstein

/s/ Howard B. Bernstein	Director	March 28, 2005
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 28, 2005
Robert H. Simandl

/s/ Peter Gilbert	Director	March 28, 2005
Peter Gilbert

/s/ John Tweedy	Director	March 28, 2002
John Tweedy

/s/ John Johnson	Director	March 28, 2005
John Johnson

/s/ Avi Eden	Director	March 28, 2005
Avi Eden

/s/ Colin Dunn	Chief Accounting and Financial Officer	March 28, 2005
Colin Dunn