Form 10-K/A
period 2004-12-31
BEL FUSE INC /NJ
filed 2005-04-26
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT #1 TO FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

☐    Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from                       to ________

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

DOCUMENTS INCORPORATED BY REFERENCE

Bel Fuse Inc.'s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference into Part III.

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission (the “Commission”) issued an exemptive order providing certain companies that met criteria specified by the Commission with an extension of up to 45 days for filing of management's report on the company's internal controls over financial reporting and the related attestation from the Company’s independent registered public accounting firms. Bel Fuse Inc. (the "Company") elected to utilize a portion of this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed March 31, 2005 (the "Original Filings"), to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K. As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K on Form 10-K/A the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and a consent of the Company's independent registered public accounting firm. This Form 10-K/A does not reflect events occurring after the date of the filing of the Original Filing or amend or update other disclosures therein.

PART II

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2004, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K (as amended by this amendment No. 1 to Form 10-K on Form 10-K/A) relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bel Fuse Inc.
Jersey City, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bel Fuse Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

[/s/] Deloitte & Touche LLP
New York, New York
April 26, 2005

PART IV

Item 15  Exhibits
(c)

Exhibit No.:
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

Item 15.     Exhibits (continued)

Exhibit No.:

10.8
Agreement and Plan of Merger dated as of March 4, 2005 by and among Bel Fuse, Inc., Bel Westboro, Inc. and Galaxy Power, Inc. Incorporated by reference to exhibit 2.1 of the Company's Form 8-K dated March 7, 2005.

10.9
Contract for Purchase and Sale of Real Estate dated July 15, 2004 between Bel Fuse Inc. and Fields Development Group Co. Incorporated by reference to exhibit 10.9 of the Company's Form 10-K dated March 31, 2005.

	11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

•	22.1	Subsidiaries of the Registrant.

	23.1	Consent of Independent Registered Public Accounting Firm.

	24.1	Power of attorney (included on the signature page of the Annual Report as initially filed)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amendment to the registrant’s Annual Report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

BEL FUSE INC.

BY:	/s/ Daniel Bernstein
Daniel Bernstein, President, Chief Executive
Officer and Director

Dated: April 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the registrant’s Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief	April 26, 2005
Daniel Bernstein	Executive Officer and
Director

/s/ Howard B. Bernstein	Director	April 26, 2005
Howard B. Bernstein

/s/ Robert H. Simandl	Director	April 26, 2005
Robert H. Simandl

/s/ Peter Gilbert	Director	April 26, 2005
Peter Gilbert

/s/ John Tweedy	Director	April 26, 2005
John Tweedy

/s/ John Johnson	Director	April 26, 2005
John Johnson

/s/ Avi Eden	Director	April 26, 2005
Avi Eden

/s/ Colin Dunn	Chief Accounting and
Colin Dunn	Financial Officer	April 26, 2005