Form 10-Q
period 2005-03-31
BEL FUSE INC /NJ
filed 2005-05-10
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter Ended March 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

Yes ☒ No ☐

At April 30, 2005, there were 2,702,677 shares of Class A Common Stock, $.10 par value, outstanding and 8,775,089 shares of Class B Common Stock, $.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of March 31, 2005
		(unaudited) and December 31, 2004	2-3

		Consolidated Statements of Operations for the
		Three Months Ended March 31, 2005 and
		2004 (unaudited)	4

		Consolidated Statements of Stockholders' Equity
		for the Years Ended December 31, 2004 and 2003 and
		the Three Months Ended March 31, 2005 (unaudited)	5-6

		Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2005 and 2004 (unaudited)	7-9

		Notes to Consolidated Financial Statements (unaudited)	10-25

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	26-41

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	41

	Item 4.	Controls and Procedures	42

Part II	Other Information

	Item 1.	Legal Proceedings	43

	Item 6.	Exhibits	44

	Signatures		45

PART I.  Financial Information

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70,086,287	$71,197,891
Marketable securities	18,470,549	23,120,028
Accounts receivable - less allowance for doubtful
accounts of $1,766,000 and $1,610,000 as at
March 31, 2005 and December 31, 2004, respectively	33,919,726	33,247,911
Inventories	30,880,340	29,101,060
Prepaid expenses and other current
assets	2,632,768	2,404,718
Assets for sale	754,397	696,013

Total Current Assets	156,744,067	159,767,621

Property, plant and equipment - net	41,446,202	41,244,759

Intangible assets - net	4,491,993	2,691,682
Goodwill	22,483,054	9,881,854
Prepaid pension costs	1,127,941	1,127,941
Other assets	1,962,559	3,062,714

TOTAL ASSETS	$228,255,816	$217,776,571

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,000,000	$2,000,000
Short-term debt	8,000,000	-
Accounts payable	14,477,652	8,814,161
Accrued expenses	8,339,822	10,293,576
Deferred income taxes	970,000	3,322,000
Income taxes payable	7,153,751	7,172,955
Dividends payable	544,000	541,000
Total Current Liabilities	41,485,225	32,143,692

Long-term Liabilities:
Minimum pension obligation	2,481,583	2,261,583
Long-term debt - net of current portion	4,000,000	4,500,000
Deferred income taxes	532,000	410,000
Total Long-term Liabilities	7,013,583	7,171,583

Total Liabilities	48,498,808	39,315,275

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 8,703,089
and 8,660,589 shares, respectively
(net of 3,218,310 treasury shares)	870,309	866,059
Additional paid-in capital	22,877,540	21,989,174
Retained earnings	153,718,648	149,949,283
Accumulated other comprehensive
income	2,020,243	5,386,512
Total Stockholders' Equity	179,757,008	178,461,296

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$228,255,816	$217,776,571

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net Sales	$45,438,285	$42,357,023

Costs and expenses:
Cost of sales	32,688,811	29,791,014
Selling, general and administrative	7,221,303	6,950,872
	39,910,114	36,741,886

Income from operations	5,528,171	5,615,137
Interest expense	(67,150)	(56,766)
Interest income	225,344	104,360

Earnings before provision for income taxes	5,686,365	5,662,731
Income tax provision	1,373,000	1,008,000

Net earnings	$4,313,365	$4,654,731

Earnings per common share - basic	$0.38	$0.42

Earnings per common share - diluted	$0.38	$0.41

Weighted average common shares
outstanding - basic	11,371,677	11,203,536
Weighted average common shares
outstanding - diluted	11,507,499	11,454,606

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-	Class A	Class B	Additional
		hensive	Retained	hensive	Common	Common	Paid-In
	Total	Income (loss)	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2003	$130,659,147		$115,632,819	$(50,132)	$267,623	$826,149	$13,982,688

Exercise of stock
options	2,580,224				2,544	19,920	2,557,760
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	812,000						812,000
Cash dividends on Class A
common stock	(322,234)		(322,234)
Cash dividends on Class B
common stock	(1,667,586)		(1,667,586)
Currency translation
adjustment - net of taxes	1,014,808	$1,014,808		1,014,808
Increase in unrealized gain on
marketable securities-net of taxes	14,900	14,900		14,900
Net earnings	13,763,694	13,763,694	13,763,694
Comprehensive income		$14,793,402

Balance, December 31, 2003	146,854,953		127,406,693	979,576	270,167	846,069	17,352,448

Exercise of stock
options	3,891,266				101	19,990	3,871,175
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	765,551						765,551
Cash dividends on Class A
common stock	(430,707)		(430,707)
Cash dividends on Class B
common stock	(1,748,292)		(1,748,292)
Currency translation
adjustment - net of taxes	386,257	$386,257		386,257
Increase in unrealized gain on
marketable securities-net of taxes	4,020,679	4,020,679		4,020,679
Net earnings	24,721,589	24,721,589	24,721,589
Comprehensive income		$29,128,525

Balance, December 31, 2004	178,461,296		149,949,283	5,386,512	270,268	866,059	21,989,174

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-	Class A	Class B	Additional
		hensive	Retained	hensive	Common	Common	Paid-In
	Total	Income (loss)	Earnings	Income (loss)	Stock	Stock	Capital

Exercise of stock
options	776,900				-	4,250	772,650
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	115,716						115,716
Cash dividends on Class A
common stock	(107,000)		(107,000)
Cash dividends on Class B
common stock	(437,000)		(437,000)
Currency translation
adjustment - net of taxes	(190,527)	$(190,527)		(190,527)
Decrease in unrealized gain on
marketable securities-net of taxes	(3,175,742)	(3,175,742)		(3,175,742)
Net earnings	4,313,365	4,313,365	4,313,365
Comprehensive income		$947,096

Balance, March 31, 2005	$179,757,008		$153,718,648	$2,020,243	$270,268	$870,309	$22,877,540

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating
activities:
Net earnings	$4,313,365	$4,654,731
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Depreciation and amortization	2,039,027	2,231,510
Other	335,716	190,000
Deferred income taxes	(118,000)	219,000
Changes in operating assets
and liabilities (net of acquisitions)	5,844,168	1,247,516
Net Cash Provided by
Operating Activities	12,414,276	8,542,757

Cash flows from investing activities:
Purchase of property, plant
and equipment	(824,843)	(672,388)
Purchase of marketable
securities	(643,424)	(646,445)
Payment for acquisitions - net of
cash acquired	(18,803,978)	(74,539)
Proceeds from repayment
by contractors	-	7,250
Net Cash Used In
Investing Activities	(20,272,245)	(1,386,122)

See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from financing
activities:
Proceeds from borrowings	8,000,000	-
Loan repayments	(1,360,694)	(500,000)
Proceeds from exercise of
stock options	776,900	1,146,498
Dividends paid to common
shareholders	(541,000)	(530,000)
Net Cash Provided By
Financing Activities	6,875,206	116,498

Effect of exchange rate changes on cash	(128,841)	(47,660)

Net Increase (Decrease) in
Cash and Cash Equivalents	(1,111,604)	7,225,473
Cash and Cash Equivalents
- beginning of period	71,197,891	57,461,152
Cash and Cash Equivalents
- end of period	$70,086,287	$64,686,625

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Decrease in accounts receivable	$2,586,069	$766,031
Decrease in inventories	799,766	155,746
Increase in prepaid
expenses and other
current assets	(160,393)	(554,873)
Decrease in other assets	124,490	23,609
Increase in accounts payable	3,780,810	1,004,960
Increase (decrease) in income taxes payable	(20,288)	444,827
Decrease in accrued expenses	(1,266,286)	(592,784)

	$5,844,168	$1,247,516
See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Supplementary information:
Cash paid during the three months for:
Income taxes	$1,296,000	$269,000
Interest	$67,000	$56,000

Details of acquisitions:
Fair value of assets
acquired (excluding cash of $92,702
in 2005)	$4,088,383	$-
Intangibles	2,114,395	74,539
Goodwill	12,601,200	-
Cash paid for acquisitions	$18,803,978	$74,539
See notes to unaudited consolidated financial statements

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2004 was derived from audited financial statements.

Accounting Policies

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Bel Fuse Inc. and subsidiaries operate in one industry with three geographic reporting segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company manages its operations geographically through its three reporting units: North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2005 and December 31, 2004, cash equivalents approximated $31,782,000 and $38,355,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency (gains) losses were $(83,000) and $42,000 for the three months ended March 31, 2005 and 2004, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations.

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

GOODWILL AND OTHER INTANGIBLES -The Company tests goodwill for impairment annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005. Thereafter, the Company will account for stock based compensation under Statement on Financial Accounting Standards ("SFAS") No. 123 (R), "Share Based Payment" (revised). The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	March 31,
	2005	2004
Net earnings - as reported	$4,313,365	$4,654,731
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards	160,868	309,899
Net earnings- pro forma	$4,152,497	$4,344,832
Earnings per common share -
basic-as reported	$0.38	$0.42
Earnings per common share -
basic-pro forma	$0.37	$0.39
Earnings per common share -
diluted-as reported	$0.37	$0.41
Earnings per common share -
diluted-pro forma	$0.36	$0.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividends yield of .9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the three months ended March 31, 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the three months ended March 31, 2005 and 2004 amounted to $1.9 million and $1.8 million, respectively.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004

Weighted average shares outstanding - basic	11,371,677	11,203,536

Dilutive impact of options outstanding	135,822	251,070

Weighted average shares oustanding - diluted	11,507,499	11,454,606

During the three months ended March 31, 2005 and 2004, respectively, 24,000 and -0- outstanding options were not included in the foregoing computations because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. Management believes that the carrying amount of bank debt is a reasonable estimate of its fair value.

2.	ACQUISITION

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy") for approximately $18.8 million in cash including transaction costs of approximately $.2 million. Galaxy is a designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and will adjust the purchase price allocations accordingly.. Management has estimated approximately $12.6 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction. The identifiable intangible assets will be amortized on a straight line basis over their estimated useful lives..

The Company expects the purchase of Galaxy’s Power Group to be a logical strategic fit with Bel’s current Power Products group. The products are highly complementary with minimal overlap. The customer base is similar but still affords ample opportunity for cross-selling. While Bel will offer Galaxy a much-needed cost competitive manufacturing base in

China, Galaxy brings a portfolio of products and technologies aimed at higher end markets. In addition to these strategic synergies, the Company expects significant opportunities for expense reduction and the elimination of redundancies.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's financial statements from March 23, 2005.

There was no in-process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy had been acquired as of January 1, 2004 (in thousands, except per share data):
	Three Months Ended
	March 31,
	2005	2004
Net sales	$49,732	$46,515
Net earnings	4,039	4,827
Earnings per share - diluted	0.35	0.42

The information above is not necessarily indicative of the results of operations that would have occurred if the Galaxy acquisition had been consummated as of January 1, 2004. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of Galaxy at the acquisition date is as follows:

Cash	$92,702
Accounts receivable	3,352,007
Inventories	2,635,763
Prepaid expenses	90,510
Property, plant and
equipment	1,159,391
Other assets	32,083
Goodwill	12,601,200
Intangible assets	2,000,000
Notes payable	(860,694)
Accounts payable	(1,882,681)
Accrued expenses	(436,912)
Income taxes payable	(1,084)

Net assets acquired	$18,782,285

3.	GOODWILL AND OTHER INTANGIBLES

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, an annual impairment test which is performed during the fourth quarter. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 4 to 10 years. Amortization expense was $315,000 and $284,000 for the three months ended March 31, 2005 and 2004, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales, as defined, reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through March 31, 2005 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the three months ended March 31, 2005 and 2004, the Company paid approximately $114,000 and $75,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the three months ended March 31, 2005 and the year ended December 31, 2004 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

Goodwill allocation
related to acquisitions	-	-	-	-

Balance, December 31, 2004	9,881,854	6,407,435	2,869,092	605,327

Goodwill allocation
related to acquisitions	12,601,200	-	12,601,200	-

Balance, March 31, 2005	$22,483,054	$6,407,435	$15,470,292	$605,327
The components of intangible assets other than goodwill by geographic reporting unit are as follows:

	December 31, 2004
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,338,765	$2,653,000	$1,188,654	$282,000	$150,111

Covenants not-to-compete	3,523,516	2,428,069	3,523,516	2,428,069	-	-

Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$9,118,516	$6,426,834	$7,586,316	$5,026,523	$1,532,200	$1,400,311

	March 31, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$4,935,000	$1,457,293	$2,653,000	$1,300,132	$2,282,000	$157,161

Covenants not-to-compete	3,637,969	2,623,683	3,637,969	2,623,683	-	-

	$8,572,969	$4,080,976	$6,290,969	$3,923,815	$2,282,000	$157,161

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2005	$1,217,000
2006	806,000
2007	417,000
2008	153,000
2009	14,000

4.	MARKETABLE SECURITIES

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's consolidated balance sheet as marketable securities. As of March 31, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $1,415,000, which is included in accumulated other comprehensive income as stated in the Consolidated Statement of Stockholders' Equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower. As of March 31, 2005, the Company has accrued a fee in the amount of approximately $283,000. Such amount has been classified within other assets. The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not indicated any interest in negotiating such a transaction with the Company. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

At March 31, 2005 and December 31, 2004, respectively, marketable securities have a cost of approximately $17,071,000 and $16,428,000, an estimated fair value of approximately $18,470,000 and $23,120,000 and gross unrealized gains of approximately $1,399,000 and $6,692,000. Such unrealized gains are included in other comprehensive income.

5.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2005	2004
Raw material	$17,228,703	$15,236,393
Work in progress	1,827,821	1,607,052
Finished goods	11,823,816	12,257,615
	$30,880,340	$29,101,060

6.	Business Segment Information

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2005	2004
Intersegment Revenues
North America	$17,960,953	$19,613,333
Asia	31,135,372	30,485,269
Europe	3,998,422	3,784,100
Total intersegment revenues	53,094,747	53,882,702
Reconciling items:
Intersegment revenues	(7,656,462)	(11,525,679)
Total Consolidated Revenues	$45,438,285	$42,357,023

Income from Operations:
North America	$1,284,654	$1,384,986
Asia	4,084,950	3,855,152
Europe	158,567	374,999
	$5,528,171	$5,615,137

7.	DEBT

a.  Short-term debt

The Company has one domestic line of credit amounting to $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The $10 million line of credit expires on March 21, 2006 and is in addition to the Company’s $10 million term loan described below. Borrowings under this $10 million line of credit are secured by the same assetsthat secure the term loan described below. The line of credit bears interest at LIBOR plus 1.50 percent (4.5% at March 31, 2005).

b.  Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan is payable in 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and currently bears interest at LIBOR plus 1.50 percent (4.5 percent at March 31, 2005) payable quarterly. The rate may vary based upon the Company's performance with respect to certain financial covenants. In addition, the note may be prepaid in certain circumstances. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the loan agreement. As of March 31, 2005, the Company was in compliance with all financial covenants. As of March 31, 2005, the balance due on the term loan was $6.0 million. For the three months ended March 31, 2005 and 2004, the Company recorded interest expense of approximately $67,000 and $57,000, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
Sales commissions	$1,347,600	$1,431,169
Investment banking commissions	283,031	1,000,000
Subcontracting labor	1,587,060	1,624,963
Salaries, bonuses and
related benefits	2,163,272	3,480,213
Other	2,958,859	2,757,231
	$8,339,822	$10,293,576

9.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the three months ended March 31, 2005 and 2004 amounted to approximately $123,000 and $109,000, respectively. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statement of Operations. As of March 31, 2005, the plans owned 19,936 and 128,230 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the three months ended March 31, 2005 and 2004 amounted to approximately $104,000 and $107,000, respectively. As of March 31, 2005, the plan owned 3,323 and 15,256 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the three months ended March 31, 2005 and 2004 amounted to approximately $220,000 and $94,000, respectively.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2005	2004
Service cost	$99,000	$35,000
Interest cost	77,000	40,000
Amortization of adjustments	44,000	19,000
Total SERP expense	$220,000	$94,000

	March 31,	December 31,
	2005	2004
Balance sheet amounts:
Accrued pension liability	$2,481,583	$2,261,583
Intangible asset	1,127,941	1,127,941

10.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of March 31, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

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

11.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2005 and 2004 consists of:

	Three Months Ended
	March 31,
	2005	2004
Net earnings	$4,313,365	$4,654,731
Currency translation adjustment-
net of taxes	(190,527)	(222,438)
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	(3,175,742)	15,700

Comprehensive income	$947,096	$4,447,993

12.	ASSET HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company has reclassified the asset as available for sale with a net book value of $754,397 and $696,013 on the Company's balance sheet at March 31, 2005 and December 31, 2004, respectively.

13.	NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers', deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations and financial position.

In December 2004, the FASB staff issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

Overview

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. Bel's products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

During the first three months of 2005, approximately $.5 million of the sales increase compared to the first three months of 2004 is attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”) which occurred on March 22, 2005.  Gross profit margins were lower during the first quarter of 2005 compared to 2004 principally due to increased raw material costs due to changes in the Company’s product mix and additional inventory obsolescence adjustments.

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

The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.
Prior Quarters		$164,329

1st Quarter	2002	4,538
2nd Quarter	2002	68,098
3rd Quarter	2002	38,914
4th Quarter	2002	271,163

1st Quarter	2003	77,069
2nd Quarter	2003	80,046
3rd Quarter	2003	28,851
4th Quarter	2003	98,263

1st Quarter	2004	31,051
2nd Quarter	2004	78,232
3rd Quarter	2004	72,857
4th Quarter	2004	53,295

1st Quarter	2005	777
		$1,067,483

Acquisitions

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. for approximately $18.8 million in cash including transaction costs of approximately $.2 million. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and will adjust purchase price allocations accordingly. Management has estimated that approximately $12.6 million of goodwill and $2.0 million of the identifiable intangible assets arose from the transaction. The identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives.

The Company believes that the purchase of Galaxy’s Power Group is a logical strategic fit with Bel’s current Power Products group. The Company believes that the products are highly complementary with minimal overlap. The customer base is similar but still affords ample opportunity for cross-selling. While Bel will offer Galaxy a much-needed cost competitive manufacturing base in China, Galaxy brings a portfolio of products and technologies aimed at higher end markets. In addition to these strategic synergies, there is significant opportunity for expense reduction and the elimination of redundancies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Galaxy have been included in the Company’s financial statements from March 23, 2005.

The following unaudited proforma summary results of operations assumes that Galaxy had been acquired as of January 1, 2004 (in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net sales	$49,732	$46,515
Net earnings	4,039	4,827
Earnings per share-diluted	0.35	0.42

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2004. Such information should not be construed as being a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of Galaxy at the acquisition date is as follows:

Cash	$92,702
Accounts receivable	3,352,007
Inventories	2,635,763
Prepaid expenses	90,510
Property, plant and
equipment	1,159,391
Other assets	32,083
Goodwill	12,601,200
Intangible assets	2,000,000
Notes payable	(860,694)
Accounts payable	(1,882,681)
Accrued expenses	(436,912)
Income taxes payable	(1,084)
Net assets acquired	$18,782,285

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

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

Results of Operations

The following table sets forth, for the first quarters of 2005 and 2004, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	71.9	70.3
Selling, general and
administrative expenses	15.9	16.4
Interest income - net	0.3	0.1
Earnings before provision for
income taxes	12.5	13.4
Income tax provision	3.0	2.4
Net earnings	9.5	11.0

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

Increase (decrease) from
Prior Period
Three Months Ended
March 31, 2005
compared with Three
Months Ended March
31, 2004

Net sales	7.3%

Cost of sales	9.7

Selling, general and
administrative expenses	3.9

Net earnings	(7.3)

Sales

Net sales increased 7.3% from $42.4 million during the first quarter of 2004 to $45.4 million during 2005. The Company attributes the increase to strong demand for interconnect sales, resulting in an increase of $2.6 million in such sales, and increased module sales of $1.1 million of which $.5 million is from the acquisition of Galaxy offset in part by decreases in circuit protection sales of $.3 million and magnetic sales of $.4 million.

The significant components of the Company's first quarter 2005 sales were from magnetic products of $28.9 million (as compared with $29.3 million during the first quarter of 2004), circuit protection products of $4.6 million (as compared with $4.9 million during the first quarter of 2004), interconnect products of $8.3 million (as compared with $5.7 million during the first quarter of 2004), and module products of $3.6 million (as compared with $2.5 million during the first quarter of 2004).

Net sales for the first quarter of 2005 were approximately $3.8 million less than net sales for the fourth quarter of 2004. In both 2003 and 2004, the first quarter has been the Company's weakest revenue quarter.

Based on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for 2005. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues.. The Company continues to have limited visibility as to future customer requirements. The Company had two customers with sales in excess of 10% (14.4% and 11.1%) of total sales during the quarter ended March 31, 2005. The loss of any one of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Cost of sales as a percentage of net sales increased from 70.3 % during the first quarter of 2004 to 71.9 % in 2005. The increase in the cost of sales percentage is primarily attributable to a 1.6 % increase in material costs as a percentage of sales. The increase in raw material costs is principally related to increased manufacturing of value-added products which has a higher raw material content than the Company’s other products and increases in obsolescence reserves. In addition, the Company's results for the first quarter of 2004 benefited from a reversal of certain 2003 year-end reserves for raw material obsolescence.

Included in cost of sales are research and development expenses of $1.9 million and $1.8 million for the first quarters of 2005 and 2004, respectively. The Company has experienced minor increases in research and development expense throughout its domestic facilities offset in part by lower research and development costs in the Far East as many of these jobs were moved by the Company from Hong Kong to China and several positions were eliminated.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.4% during the three months ended March 31, 2004 to 15.9% during the three months ended March 31, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $.3 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $.1 million which includes salaries, commissions and related expenses. This increase relates to increased sales. In addition, the Company incurred a $.1 million increase in employee benefit costs and other various net selling, general and administrative expenses of $.1 million.

During 2006, the Company will be required to expense share based compensation costs in accordance with SFAS No. 123(R). This charge will be principally included in selling, general and administrative expenses. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R).

Interest Income - net

Interest income earned on cash and cash equivalents increased by approximately $121,000 during the first three months ended March 31, 2005 compared to 2004. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.50% (4.50% at March 31, 2005) payable quarterly. Interest expense increased by approximately $10,000 during the three months ended March 31, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the loan for the first three months of 2005 compared to 2004 and in part due to the fact that during March 2005, the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. The loan bears interest at LIBOR plus 1.5% (4.5% at March 31, 2005).

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2005 was $1.4 million compared to $1.0 million during the first three months of 2004. The Company's earnings before income taxes for the three months ended March 31, 2005 and 2004 are comparable. The income tax provision is higher than the prior quarter's provision primarily due to higher foreign taxes. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income.

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

The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company’s effective tax rate.

Net Income

The Company's net income for the first quarter of 2005 reflected a $341,000 decrease from the first quarter of 2004 and a $1.7 million decrease from the fourth quarter of 2004. The decrease from the first quarter of 2004 reflects the Company's lower gross margin in 2005 and increased taxes in 2005.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Through March 31, 2005, management has identified a minimum of approximately $26 million of foreign earnings that will be repatriated during 2005 and will be eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange (gains) losses of $(83,000) and $42,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in selling, general and administrative expense and approximately $190,000 and $222,000 for the three months ended March 31, 2005 and 2004, respectively, in unrealized exchange losses relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macau Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisitions of the Passive Components Group of Insilco Technologies, Inc. and Galaxy, the Company has borrowed money under a secured term loan and line of credit and has unused lines of credit as described below. Management believes that the cash flow from operations after payments of dividends and scheduled repayments of its bank debt, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

The Company has one domestic line of credit amounting to $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The $10 million line of credit expires on March 21, 2006 and is in addition to the Company’s $10 million term loan described below. Borrowings under this $10 million line of credit are secured by the same assets, which secure the term loan described below. The line of credit bears interest at LIBOR plus 1.50 percent (4.5% at March 31, 2005).

On March 21, 2003, the Company entered into a $10 million secured term loan. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The loan agreement requires 20 equal quarterly installments of principal with a final maturity on March 31, 2008 and bears interest at LIBOR plus 1.50 percent (4.50% percent at March 31, 2005) payable quarterly. The loan is collateralized with a first priority security interest in 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of Bel Fuse Inc. and all other personal property and certain real property of Bel Fuse Inc. The Company is required to maintain certain financial covenants, as defined in the agreement. For the three months ended March 31, 2005 and 2004, the Company recorded interest expense of approximately $67,000 and $57,000, respectively, and was in compliance with all of the covenants contained in the loan agreement as of March 31, 2005.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at March 31, 2005. This line of credit expired on April 30, 2005. Borrowing on this line of credit was guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

As previously announced, the Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's balance sheet as marketable securities. As of March 31, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $.8 million. In connection with this transaction the Company is obligated to pay an investment banker's advisory fee to a third party. As of March 31, 2005, the Company has accrued a fee in the amount of approximately $.3 million.The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not idicated any interest in negotiating such a transaction with the Company. During the first quarter ended March 31, 2005 the gross unrealized gain on marketable securities decreased $5.3 million from December 31, 2004.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of March 31, 2005, the Company has paid approximately $.4 million toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company has classified the asset as held for sale with a net book value of $754,000 on the Company's consolidated balance sheet at March 31, 2005.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments when sales reach $15.0 million and an additional $4.0 million when sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the three months ended March 31, 2005 and 2004, the Company paid approximately $114,000 and $75,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and as an increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of March 31, 2005, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

During the three months ended March 31, 2005, the Company's cash and cash equivalents decreased by approximately $1.1 million, reflecting approximately $18.8 million used principally for the purchase of Galaxy, $1.4 million for loan repayments, $.9 million for the purchase of property, plant and equipment, $.6 million for the purchase of marketable securities and by $.5 million for payments of dividends offset by $12.5 million provided by operating activities (principally as a result of net income of $4.3 million, changes in operating assets and liabilities of $5.8 million and depreciation expense of $2.0 million, borrowings of $8.0 million and proceeds of $.8 million from the exercise of stock options.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.6% and 58.6% of the Company's total assets at March 31, 2005 and December 31, 2004, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.8 to 1 and 5.0 to 1 at March 31, 2005 and December 31, 2004, respectively.

The following table sets forth at March 31, 2005 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term debt	$8,000,000	$8,000,000	$-	$-	$-
Long-term debt	6,000,000	2,000,000	4,000,000	-	-
Capital expenditure obligations	1,874,000	1,874,000	-
Contingent purchase price
commitments	953,000	953,000	-	-	-
Operating leases	2,186,858	1,121,985	820,902	243,971	-
Raw material purchase obligations	16,862,091	16,862,091	-	-	-

Total	$35,875,949	$30,811,076	$4,820,902	$243,971	$-

The Company is currently obligated to fund the Company's SERP. As of March 31, 2005 the SERP had an unfunded benefit obligation of approximately $2.8 million.

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

New Financial Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. The statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123(R) is effective as to the Company as of the beginning of the 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for the compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's results of operations and financial position.

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

In November 2004 the FASB issued SFAS No. 151, an amendment to ARB No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

Item7A.  Quantitative and Qualitative Disclosures About Market Risk

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

b.)
Changes in internal controls over financial reporting: There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
a)	The Company had been a party to an ongoing arbitration proceeding related to the acquisition of its Telecom business in 1998. The Company believes that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and was seeking damages related thereto. During 2004, the Company and the seller settled the matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement of the lawsuit is included in the Company's consolidated statement of operations for the year ended December 31, 2004.

b)	The Company is a defendant in a lawsuit, captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc et al and brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit , captioned Regal Electronics, Inc. v. Bel Fuse Inc. and brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. As of the date hereof, the Company has not been advised as to whether Regal will appeal the Court's rejection of its infringement claims. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or result of operations.

.

Item 6. Exhibits

(a) Exhibits:

2.1
Agreement and Plan of Merger dated as of March 4, 2005 by and among Bel Fuse Inc., Bel Westboro, Inc. and Galaxy Power, Inc. - Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 7, 2005.

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
Colin Dunn, Vice President of Finance

Dated: May 9, 2005

EXHIBIT INDEX

Exhibit 2.1 - Agreement and Plan of Merger dated as of March 4, 2005 by and among Bel Fuse Inc., Bel Westboro, Inc. and Galaxy Power, Inc. - Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 7, 2005.

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