Form 10-Q
period 2005-06-30
BEL FUSE INC /NJ
filed 2005-08-08
CIK 729580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005

[  ]  Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _______ to ________

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

At August 1, 2005, there were 2,702,677 shares of Class A Common Stock, $.10 par value, outstanding and 8,886,589 shares of Class B Common Stock, $.10 par value, outstanding.

BEL FUSE INC.

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2-3

	Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003 and the Six Months Ended June 30, 2005 (unaudited)	5-6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	7-9

	Notes to Consolidated Financial Statements (unaudited)	10-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

Part II	Other Information

Item 1.	Legal Proceedings	47

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 6.	Exhibits	48

Signatures		49

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

The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,051,516	$71,197,891
Marketable securities	18,456,292	23,120,028
Accounts receivable - less allowance for doubtful
accounts of $1,273,000 and $1,610,000 as of
June 30, 2005 and December 31, 2004, respectively	40,436,358	33,247,911
Inventories	33,003,754	29,101,060
Prepaid expenses and other current
assets	1,997,279	2,404,718
Deferred income taxes	248,000	-
Assets held for sale	797,724	696,013

Total Current Assets	148,990,923	159,767,621

Property, plant and equipment - net	42,599,973	41,244,759

Intangible assets - net	4,016,544	2,691,682
Goodwill	24,425,055	9,881,854
Prepaid pension costs	1,127,941	1,127,941
Other assets	2,772,413	3,062,714

TOTAL ASSETS	$223,932,849	$217,776,571

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$-	$2,000,000
Short-term debt	482,509	-
Accounts payable	14,007,266	8,814,161
Accrued expenses	9,115,296	10,293,576
Deferred income taxes	-	3,322,000
Income taxes payable	9,093,026	7,172,955
Dividends payable	545,000	541,000
Total Current Liabilities	33,243,097	32,143,692

Long-term Liabilities:
Minimum pension obligation	2,602,583	2,261,583
Long-term debt - net of current portion	-	4,500,000
Deferred income taxes	1,234,000	410,000
Total Long-term Liabilities	3,836,583	7,171,583

Total Liabilities	37,079,680	39,315,275

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 8,778,589
and 8,660,589 shares, respectively
(net of 3,218,310 treasury shares)	877,859	866,059
Additional paid-in capital	24,235,077	21,989,174
Retained earnings	159,841,414	149,949,283
Accumulated other comprehensive
income	1,628,551	5,386,512
Total Stockholders' Equity	186,853,169	178,461,296

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$223,932,849	$217,776,571

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Sales	$102,983,706	$90,747,265	$57,545,421	$48,390,242

Costs and expenses:
Cost of sales	73,380,908	62,987,015	40,692,097	33,196,001
Selling, general and administrative	15,839,939	15,069,585	8,618,636	8,118,713
Fixed asset impairment	-	1,032,786	-	1,032,786
	89,220,847	79,089,386	49,310,733	42,347,500

Income from operations	13,762,859	11,657,879	8,234,688	6,042,742
Interest expense	(207,469)	(116,474)	(140,319)	(59,708)
Interest income	632,650	279,579	407,306	175,219
Lawsuit proceeds	-	2,935,000	-	2,935,000

Earnings before provision for income taxes	14,188,040	14,755,984	8,501,675	9,093,253
Income tax provision	3,206,000	2,956,000	1,833,000	1,948,000

Net earnings	$10,982,040	$11,799,984	$6,668,675	$7,145,253

Earnings per common share - basic	$0.96	$1.05	$0.58	$0.64

Earnings per common share - diluted	$0.95	$1.03	$0.58	$0.63

Weighted average common shares
outstanding - basic	11,420,305	11,225,389	11,468,398	11,247,242
Weighted average common shares
outstanding - diluted	11,519,992	11,418,840	11,532,455	11,426,868

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

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

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Cumulative
				Other
		Compre-		Compre-	Class A	Class B	Additional
		hensive	Retained	hensive	Common	Common	Paid-In
	Total	Income (loss)	Earnings	Income (loss)	Stock	Stock	Capital

Exercise of stock
options	2,067,330				-	11,800	2,055,530
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	190,373						190,373
Cash dividends on Class A
common stock	(215,470)		(215,470)
Cash dividends on Class B
common stock	(874,439)		(874,439)
Currency translation
adjustment - net of taxes	(614,665)	$(614,665)		(614,665)
Decrease in unrealized gain on
marketable securities-net of taxes	(3,143,296)	(3,143,296)		(3,143,296)
Net earnings	10,982,040	10,982,040	10,982,040
Comprehensive income		$7,224,079

Balance, June 30, 2005 (unaudited)	$186,853,169		$159,841,414	$1,628,551	$270,268	$877,859	$24,235,077

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating
activities:
Net earnings	$10,982,040	$11,799,984
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Depreciation and amortization	4,502,560	4,372,332
Fixed asset impairment	-	1,032,786
Other	531,373	674,000
Deferred income taxes	(1,423,000)	1,665,000
Changes in operating assets
and liabilities (net of acquisitions)	(650,121)	(4,431,561)
Net Cash Provided by
Operating Activities	13,942,852	15,112,541

Cash flows from investing activities:
Purchase of property, plant
and equipment	(3,405,163)	(2,010,767)
Purchase of marketable
securities	(643,424)	(1,392,146)
Payment for acquisitions - net of
cash acquired	(20,340,853)	(74,539)
Proceeds from repayment
by contractors	-	14,500
Proceeds from sale of marketable
securities	-	4,953,449
Net Cash Used In
Investing Activities	(24,389,440)	1,490,497

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from financing
activities:
Proceeds from borrowings	8,000,000	-
Loan repayments	(15,360,694)	(1,000,000)
Proceeds from exercise of
stock options	2,067,330	2,927,226
Dividends paid to common
shareholders	(1,086,095)	(1,088,950)
Net Cash Provided By (Used In)
Financing Activities	(6,379,459)	838,276

Effect of exchange rate changes on cash	(320,328)	(71,490)

Net Increase (Decrease) in
Cash and Cash Equivalents	(17,146,375)	17,369,824
Cash and Cash Equivalents
- beginning of period	71,197,891	57,461,152
Cash and Cash Equivalents
- end of period	$54,051,516	$74,830,976

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(3,735,125)	$(4,165,495)
Increase in inventories	(1,181,135)	(4,244,931)
(Increase) decrease in prepaid
expenses and other
current assets	480,706	(645,237)
Increase in other assets	(624,818)	(104,682)
Increase in accounts payable	3,075,709	3,628,710
Increase in income taxes payable	1,925,559	410,097
Increase (decrease) in accrued expenses	(591,017)	689,977

	$(650,121)	$(4,431,561)

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Supplementary information:
Cash paid during the six months for:
Income taxes	$2,389,322	$410,021
Interest	$207,469	$116,474

Details of acquisitions:
Fair value of assets
acquired (excluding acquired cash of
$311,856 in 2005)	$3,977,256	$-
Intangibles	2,302,905	74,539
Goodwill	14,543,201	-
	20,823,362	74,539
Less: Amounts due on acquisition payment	482,509	-

Cash paid for acquisition	$20,340,853	$74,539

See Notes to Unaudited Consolidated Financial Statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2004 was derived from audited financial statements.

Accounting Policies

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Bel Fuse Inc. and subsidiaries operate in one industry with three geographic reporting segments and are engaged in the design, manufacture and sale of a broad array of magnetics, modules, circuit protection devices and interconnect products. The Company manages its operations geographically through its three reporting units: North America, Asia and Europe. Sales are predominantly in North America, Europe and Asia.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2005 and December 31, 2004, cash equivalents approximated $24,363,000 and $38,355,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency (gains) losses were ($105,000) and ($12,000) for the six months ended June 30, 2005 and 2004, and ($25,000) and ($54,000) for the three months ended June 30, 2005 and 2004, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations.

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

The principal items giving rise to deferred taxes are unrealized gains on marketable securities available for sale, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

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

The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005. Thereafter, the Company will account for stock based compensation under Statement on Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment" (revised). The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings - as reported	$10,982,040	$11,799,984	$6,668,675	$7,145,253
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards	(321,736)	(619,797)	(160,868)	(309,899)
Net earnings- pro forma	$10,660,304	$11,180,187	$6,507,807	$6,835,354
Earnings per common share -
basic-as reported	$0.96	$1.05	$0.58	$0.64
Earnings per common share -
basic-pro forma	$0.93	$0.99	$0.57	$0.61
Earnings per common share -
diluted-as reported	$0.95	$1.03	$0.58	$0.63
Earnings per common share -
diluted-pro forma	$0.93	$0.98	$0.56	$0.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of .9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the six months ended June 30, 2005 and 2004 amounted to $3.8 million and $3.7 million, respectively, and for the three months ended June 30, 2005 and 2004 amounted to $1.9 million and $1.9 million, respectively.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average shares outstanding - basic	11,420,305	11,225,389	11,468,398	11,247,242

Dilutive impact of options outstanding	99,687	193,451	64,057	179,626

Weighted average shares oustanding - diluted	11,519,992	11,418,840	11,532,455	11,426,868

During the six and three months ended June 30, 2005 185,589 and 185,589 outstanding options, respectively, were not included in the foregoing computations because they were antidilutive. No such exclusion occurred during 2004.

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

2.  ACQUISITIONS

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $18.8 million in cash including transaction costs of approximately $.2 million. Galaxy is a designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and will adjust the purchase price allocations accordingly. Management has estimated approximately $13.6 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight line basis over their estimated useful lives.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's financial statements from March 23, 2005.

There was no in-process research and development acquired as part of this acquisition.

On June 30, 2005, the Company acquired the common stock of Netwatch S.S.O., located in Prague, the Czech Republic, for approximately $1.9 million in cash of which $.5 million is due to the sellers by June 30, 2006. Netwatch is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management and are subject to adjustment. Management has estimated approximately $1.0 million of goodwill arose from the transaction.

There was no in-process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch had been acquired as of January 1, 2004 (in thousands, except per share data):

	Six Months Ended
	June 30,
	2005	2004
Net sales	$108,295	$101,478
Net earnings	10,758	12,226
Earnings per share - diluted	0.93	1.07

The information above is not necessarily indicative of the results of operations that would have occurred if the Galaxy and Netwatch acquisitions had been consummated as of January 1, 2004. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch, as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Property, plant and
equipment	1,545,526
Other assets	32,083
Goodwill	14,543,201
Intangible assets	2,010,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)
Income taxes receivable	5,488
Deferred income taxes payable	(800,000)

Net assets acquired	$20,839,315

3.  GOODWILL AND OTHER INTANGIBLES

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, an annual impairment test which is performed during the fourth quarter. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $981,000 and $575,000 for the six months ended June 30, 2005 and 2004, respectively and $666,000 and $290,000 for the three months ended June 30, 2005 and 2004, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales, as defined, reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through June 30, 2005 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the six months ended June 30, 2005 and 2004, the Company paid $296,000 and $75,000, respectively, in contingent price payments to Current Concepts. During the three months ended June 30, 2005 and 2004, the Company paid approximately $182,000 and $-0-, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

Goodwill allocation
related to acquisitions	-	-	-	-

Balance, December 31, 2004	9,881,854	6,407,435	2,869,092	605,327

Goodwill allocation
related to acquisitions	14,543,201	-	13,554,381	988,820

Balance, June 30, 2005	$24,425,055	$6,407,435	$16,423,473	$1,594,147

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

December 31, 2004

	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,338,765	$2,653,000	$1,188,654	$282,000	$150,111

Covenants not-to-compete	3,523,516	2,428,069	3,523,516	2,428,069	-	-

Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$9,118,516	$6,426,834	$7,586,316	$5,026,523	$1,532,200	$1,400,311

June 30, 2005

	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$3,380,112	$1,633,010	$2,653,000	$1,411,610	$727,112	$221,400

Customer relationship	500,000	26,923	-	-	500,000	26,923

Covenants not-to-compete	4,918,712	3,122,347	3,818,712	2,868,501	1,100,000	253,846

	$8,798,824	$4,782,280	$6,471,712	$4,280,111	$2,327,112	$502,169

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2005	$2,011,770
2006	646,281
2007	107,595
2008	65,287
2009 and thereafter	107,324

4.   MARKETABLE SECURITIES

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases were reflected on the Company's consolidated statement of cash flows in the third quarter of 2004 as purchases of marketable securities and have since been reflected on the Company's consolidated balance sheet as marketable securities. As of June 30, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $821,000, which is included in accumulated other comprehensive income as stated in the Consolidated Statement of Stockholders' Equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower. As of June 30, 2005, the Company has accrued a fee in the amount of approximately $279,000. Such amount has been classified within other assets. The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not indicated any interest in negotiating such a transaction with the Company. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

At June 30, 2005 and December 31, 2004, respectively, marketable securities have a cost of approximately $17,159,000 and $16,516,000, an estimated fair value of approximately $18,456,000 and $23,120,000 and gross unrealized gains of approximately $1,297,000 and $6,604,000. Such unrealized gains, net of tax, are included in other comprehensive income.

5.  INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2005	2004
Raw material	$19,758,766	$15,236,393
Work in progress	2,253,676	1,607,052
Finished goods	10,991,312	12,257,615
	$33,003,754	$29,101,060

6.   Business Segment Information

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total segment revenues
North America	$37,119,158	$39,703,801	$19,158,205	$20,090,468
Asia	71,509,916	64,730,050	40,691,564	34,244,781
Europe	7,414,308	8,019,194	3,415,866	4,235,094
Total segment revenues	116,043,382	112,453,045	63,265,635	58,570,343
Reconciling items:
Intersegment revenues	(13,059,676)	(21,705,780)	(5,720,214)	(10,180,101)
Net sales	$102,983,706	$90,747,265	$57,545,421	$48,390,242

Income (loss) from Operations:
North America	$3,841,040	$1,740,892	$2,556,574	$355,906
Asia	9,799,777	8,829,494	5,714,850	4,974,342
Europe	122,042	1,087,493	(36,736)	712,494
	$13,762,859	$11,657,879	$8,234,688	$6,042,742

7.  DEBT

a.   Short-term debt

Previously the Company had available one domestic line of credit of $10 million; the outstanding balance was paid off in its entirety on June 20, 2005. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million which expires on July 27, 2009.

b.   Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. As of June 30, 2005, the balance due on the term loan was paid in full. This term loan facility is no longer available. For the six months ended June 30, 2005 and 2004, the Company recorded interest expense of approximately $207,000 and $116,000, respectively. For the three months ended June 30, 2005 and 2004, the Company recorded interest expense of approximately $140,000 and $60,000, respectively.

8.   ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
Sales commissions	$1,474,751	$1,431,169
Investment banking commissions	278,956	1,000,000
Subcontracting labor	1,687,468	1,624,963
Salaries, bonuses and
related benefits	2,462,588	3,480,213
Other	3,211,533	2,757,231
	$9,115,296	$10,293,576

9.   RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the six months ended June 30, 2005 and 2004 amounted to approximately $248,000 and $148,000, respectively. The expense for the three months ended June 30, 2005 and 2004 amounted to approximately $137,000 and $39,000, respectively. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. As of June 30, 2005, the plans owned 19,080 and 129,202 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the six months ended June 20, 2005 and 2004 amounted to approximately $208,000 and $218,000, respectively. The expense for the three months ended June 30, 2005 and 2004 amounted to approximately $105,000 and $111,000, respectively. As of June 30, 2005, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the six months ended June 20, 2005 and 2004 amounted to approximately $341,000 and $204,000, respectively. The expense for the three months ended June 30, 2005 and 2004 amounted to approximately $121,000 and $110,000, respectively.

The components of SERP expense are as follows:

	Six Months Ended		Three Months Ended
	June 30		June 30,
	2005	2004	2005	2004
Service cost	$154,000	$71,000	$55,000	$43,000
Interest cost	113,000	80,000	36,000	40,000
Amortization of adjustments	74,000	53,000	30,000	27,000
Total SERP expense	$341,000	$204,000	$121,000	$110,000

	June 30,	December 31,
	2005	2004
Balance sheet amounts:
Accrued pension liability	$2,602,583	$2,261,583
Intangible asset	1,127,941	1,127,941

10.   COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of June 30, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

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

11.   COMPREHENSIVE INCOME

Comprehensive income for the six and three months ended June 30, 2005 and 2004 consists of:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings	$10,982,040	$11,799,984	$6,668,675	$7,145,253
Currency translation adjustment-
net of taxes	(614,665)	(203,460)	(424,138)	18,978
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	(3,143,296)	7,200	32,446	(8,500)

Comprehensive income	$7,224,079	$11,603,724	$6,276,983	$7,155,731

12.  ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $440,000 of which $140,000 has been paid as of June 30, 2005. The buyer has agreed in principle to pay all additional remediation costs. As these costs are incurred the Company capitalizes them on the consolidated balance sheet as a component of assets held for sale. The Company has classified the asset as held for sale with a net book value of $797,724 and $696,013 on the Company's balance sheet at June 30, 2005 and December 31, 2004, respectively. The Company anticipates the sale to take place prior to December 31, 2005.

13.   NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations and financial position.

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

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

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

During the first six months of 2005, approximately $5.1 million of the sales increase compared to the first six months of 2004 is attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”) which occurred on March 22, 2005.  Gross profit margins were lower during the first six months of 2005 compared to the first six months of 2004 principally due to increased raw material costs due to changes in the Company’s product mix and additional inventory obsolescence adjustments. During June, 2005 the Company repatriated earnings from a controlled foreign corporation in the amount of $25.6 million to take advantage of the lower federal tax rate of 5.25% which was created under the American Jobs Creation Act of 2004. Additionally, the Company repaid bank debt during June, 2005 in the amount of $14.0 million.

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

The following is a quarterly schedule of material reintroduced into production since the initial $12 million charge.

Prior Quarters		$ 164,329

1st Quarter	2002	4,538
2nd Quarter	2002	68,098
3rd Quarter	2002	38,914
4th Quarter	2002	271,163

1st Quarter	2003	77,069
2nd Quarter	2003	80,046
3rd Quarter	2003	28,851
4th Quarter	2003	98,263

1st Quarter	2004	31,051
2nd Quarter	2004	78,232
3rd Quarter	2004	72,857
4th Quarter	2004	53,295

1st Quarter	2005	777
2nd Quarter	2005	26,737
		$1,094,220

Acquisitions

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. for approximately $18.8 million in cash including transaction costs of approximately $.2 million. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and will adjust purchase price allocations accordingly. Management has estimated that approximately $13.6 million of goodwill and $2.0 million of the identifiable intangible assets arose from the transaction. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The Company believes that the purchase of Galaxy’s Power Group is a logical strategic fit with Bel’s Power Products group. The Company believes that the products are highly complementary with minimal overlap. The customer base is similar but still affords ample opportunity for cross-selling. While Bel offers Galaxy a much-needed cost competitive manufacturing base in China, Galaxy brings a portfolio of products and technologies aimed at higher end markets. In addition to these strategic synergies, there is significant opportunity for expense reduction and the elimination of redundancies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Galaxy have been included in the Company’s financial statements from March 23, 2005.

On June 30, 2005, the Company acquired the common stock of Netwatch S.S.O., located in Prague, The Czech Republic, for approximately $1.9 million of which $.5 million is due to the sellers by June 30, 2006. Netwatch is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management and are subject to adjustment. Management has estimated approximately $1.0 million of goodwill arose from the transaction.

The Company believes that strategic value of the Netwatch acquisition is the establishment of a European manufacturing presence for the Company and the addition of fiber optic capability to the Bel Stewart and Connector Group to complement the Company's current copper-based product portfolio. The Company believes that Bel Stewart is now capable of supporting the Company's customer base, including the world's largest structured cabling providers, with a broad range of both copper and fiber based components and assemblies.

There was no in-process research and development acquired as part of this acquisition.

The following unaudited proforma summary results of operations assumes that Galaxy and Netwatch had been acquired as of January 1, 2004 (in thousands except per share data):

	Six Months Ended
	June 30,
	2005	2004
Net sales	$108,295	$101,478
Net earnings	10,758	12,226
Earnings per share-diluted	0.93	1.07

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2004. Such information should not be construed as being a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Property, plant and
equipment	1,545,526
Other assets	32,083
Goodwill	14,543,201
Intangible assets	2,010,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)
Income taxes receivable	5,488
Deferred income taxes payable	(800,000)
Net assets acquired	$20,839,315

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

Results of Operations

The following table sets forth, for the second quarters of 2005 and 2004, and the first six months of 2005 and 2004, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	69.4	70.7	68.6
Selling, general and
administrative expenses	15.4	16.6	15.0	16.8
Fixed asset impairment	-	1.1	-	2.1
Interest income - net	0.4	0.2	0.5	0.2
Lawsuit proceeds	-	3.2	-	6.1
Earnings before provision
for income taxes	13.7	16.3	14.8	18.8
Income tax provision	3.1	3.3	3.2	4.0
Net earnings	10.6	13.0	11.6	14.8

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
	compared with Six	compared with Three
	Months Ended June	Months Ended June
	30, 2004	30, 2004

Net sales	13.5%	18.9%

Cost of sales	16.5	22.6

Selling, general and
administrative expenses	5.1	6.2

Net earnings	(6.9)	(6.7)

SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004

Sales

Net sales increased 13.5% from $90.7 million during the first six months of 2004 to $103.0 million during the first six months of 2005. The Company attributes the increase to increased module sales of $7.6 million of which $5.1 million is from the acquisition of Galaxy, strong demand for interconnect products, resulting in an increase of $2.3 million in such sales, strong demand for magnetic sales, resulting in an increase of $2.7 million in such sales , offset in part by decreases in circuit protection sales of ($0.5) million.

The significant components of the Company's first six months of 2005 sales were magnetic products of $62.4 million (as compared with $60.0 million during the first six months of 2004), circuit protection products of $9.6 million (as compared with $10.1 million during the first six months of 2004), interconnect products of $18.3 million (as compared with $15.5 million during the first six months of 2004), and module products of $12.7 million (as compared with $5.1 million during the first six months of 2004), which includes $5.1 million from the acquisition of Galaxy.

Based on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for 2005. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (14%) of total sales during the six months ended June 30, 2005. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Cost of sales as a percentage of net sales increased from 69.4 % during the first six months of 2004 to 71.3% during the first six months of 2005. The increase in the cost of sales percentage is primarily attributable to a 3.7% increase in material costs as a percentage of sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including Galaxy products new in 2005), which have a higher raw material content than the Company’s other products and increases in obsolescence reserves. This was offset in part by lower labor, and overheads as a percentage of sales in part as a result of the Company's ability to leverage these expenses over a larger revenue base.

Included in cost of sales are research and development expenses of $3.8 million and $3.7 million for the first six months of 2005 and 2004, respectively. The Company has experienced minor increases in research and development expense primarily at its domestic facilities.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.6% during the six months ended June 30, 2004 to 15.4% during the six months ended June 30, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $0.8 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $0.5 million including $0.2 million in Galaxy related expenses.. In addition, the Company incurred a $0.3 million increase in general and administrative expenses, including $0.5 million related to Galaxy, additional bad debt expense of approximately $0.4 million principally due to the reduction of accounts receivable reserves during 2004 and additional amortization of identifiable intangibles in the amount of $0.3 million principally arising from the acquisition of Galaxy. This was offset in part by lower employment costs of $0.4 million due to reduced bonuses and lower professional fees of $0.4 million due to lower Sarbanes Oxley compliance costs.

During 2006, the Company will be required to expense share based compensation costs in accordance with SFAS No. 123(R). This charge will be principally included in selling, general and administrative expenses. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R).

Fixed Asset Impairment

During the six month period ended June 30, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000, at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Interest Income - net

Interest income earned on cash and cash equivalents increased by approximately $0.4 million during the first six months ended June 30, 2005 compared to the comparable period in 2004. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bears interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense increased by approximately $0.1 during the six months ended June 30, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the loan for the first six months of 2005 compared to the first six months of 2004 and in part due to the fact that during March 2005, the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. During June 2005, both loans were paid off.

Lawsuit Proceeds

During the six months ended June 30, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2005 was $3.2 million compared to $3.0 million during the first six months of 2004. The Company's earnings before income taxes for the six months ended June 30, 2005 is approximately $.6 million lower than 2004. The income tax effective rate is higher than the prior six months provision primarily due to higher foreign taxes. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income.

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

THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

Sales

Net sales increased 18.9% from $48.4 million during the three months ended June 30, 2004 to $57.5 million during the three months ended June 20, 2005. The Company attributes the increase to increased module sales of $6.6 million of which $4.7 million is from the acquisition of Galaxy and strong demand for magnetic sales, resulting in an increase of $3.1 million in such sales offset in part by decreases in circuit protection sales of $0.2 million and interconnect sales of $0.4 million.

The significant components of the Company's sales for the three months ended June 30, 2005 were from magnetic products of $33.4 million (as compared with $30.4 million during the three months ended June 30, 2004), circuit protection products of $5.0 million (as compared with $5.2 million during the three months ended June 30, 2004), interconnect products of $9.9 million (as compared with $10.2 million during the three months ended June 30, 2004), and module products of $9.2 million (as compared with $2.6 million during the three months ended June 30, 2004) including $4.7 million in Galaxy sales.

Based on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for 2005. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (14%) of total sales during the three months ended June 30, 2005. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Cost of sales as a percentage of net sales increased from 68.6 % during the three months ended June 30, 2004 to 70.7 % in 2005. The increase in the cost of sales percentage is primarily attributable to a 5.4 % increase in material costs as a percentage of sales. The increase in raw material costs is principally related to increased manufacturing of module products, which have a higher raw material content than the Company’s other products and increases in obsolescence reserves. This was offset by lower labor and overhead as a percentage of sales in part as a result of the Company's ability to leverage these expenses over a larger revenue base.

Included in cost of sales are research and development expenses of $1.9 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. The Company's research and development expense remained constant despite the addition of Galaxy during the second quarter of 2005.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.8 % during the three months ended June 30, 2004 to 15.0% during the three months ended June 30, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $0.5 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $0.4 million including $0.2 million in Galaxy related expenses. The increase in selling expenses relates to increased sales. In addition, the Company's general and administrative expenses were approximately the same as 2004. The increases and decreases in general and administrative expenses were primarily attributable to the same reasons as set forth in the six month analysis.

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

Interest Income - net

Interest income earned on cash and cash equivalents increased by approximately $232,000 during the three months ended June 30, 2005 compared to the comparable period in 2004. The increase is due primarily to higher interest rates earned on cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. Interest expense increased by approximately $81,000 during the three months ended June 30, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the loan for the second three months of 2005 compared to 2004 and in part due to the fact that during March 2005, the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. During June 2005, both loans were paid in full.

Lawsuit Proceeds

During the three months ended June 30, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2005 was $1.8 million compared to $1.9 million during the three months ended June 30, 2004. The Company's earnings before income taxes for the three months ended June 30, 2005 is approximately $.6 million lower than 2004. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income which resulted in higher foreign taxes during the second quarter of 2005 compared to 2004 offset in part by lower U.S. taxes.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Through June 30, 2005, management has repatriated approximately $25.6 million of foreign earnings which are eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange gains of approximately ($105,000) for the six months ended June 30, 2005 which are included in selling, general and administrative expense and approximately $615,000 in unrealized exchange losses relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macau Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

Previously, the Company had one domestic line of credit of $10 million; the outstanding balance was paid off on June 20, 2005 in its entirety. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million which expires on July 22, 2009.

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. The term loan facility is no longer available. For the six months ended June 30, 2005 and 2004, the Company recorded interest expense of approximately $207,000 and $116,000, respectively.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at June 30, 2005. This line of credit expires on May 31, 2006. Borrowing on this line of credit was guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

As previously announced, the Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases were reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's balance sheet as marketable securities. As of June 30, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $0.8 million. In connection with this transaction the Company is obligated to pay an investment banker's advisory fee to a third party. As of June 30, 2005, the Company has accrued a fee in the amount of approximately $0.3 million. The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not indicated any interest in negotiating such a transaction with the Company. During the six months ended June 30, 2005 the gross unrealized gain on marketable securities decreased $5.3 million from December 31, 2004.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of June 30, 2005, the Company has paid approximately $762,000 toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $440,000 of which $140,000 has been paid as of June 30, 2005. As these costs are incurred the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of $798,000 on the Company's consolidated balance sheet at June 30, 2005. The Company anticipates the sale to take place prior to December 31, 2005.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May, 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the six months ended June 30, 2005 and 2004, the Company paid approximately $296,000 and $75,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and as an increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of June 30, 2005, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding.

During the six months ended June 30, 2005, the Company's cash and cash equivalents decreased by approximately $17.1 million, reflecting approximately $20.4 million used principally for acquisitions, $15.4 million for loan repayments, $3.4 million for the purchase of property, plant and equipment, $0.7 million for the purchase of marketable securities and $1.1 million for payments of dividends offset by $13.9 million provided by operating activities (principally as a result of net income of $11.0. million and depreciation expense of $4.5 million), borrowings of $8.0 million and proceeds of $2.1 million from the exercise of stock options.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 50.6% and 58.6% of the Company's total assets at June 30, 2005 and December 31, 2004, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.5 to 1 and 5.0 to 1 at June 30, 2005 and December 31, 2004, respectively.

The following table sets forth at June 30, 2005 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term debt	$482,509	$482,509	$-	$-	$-
Long-term debt	-	-	-	-	-
Capital expenditure obligations	6,471,249	6,471,249	-
Contingent purchase price
commitments	1,249,270	1,249,270	-	-	-
Operating leases	3,595,249	735,762	1,757,344	1,102,139	-
Raw material purchase obligations	8,867,454	7,999,454	868,000	-	-

Total	$20,665,731	$16,938,244	$2,625,344	$1,102,139	$-

The Company is currently obligated to fund the Company's SERP. As of June 30, 2005 the SERP had an unfunded benefit obligation of approximately $2.6 million.

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

New Financial Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for the stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's results of operations or financial position.

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

In November 2004 the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

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

Item 4. Controls and Procedures

a)
Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and vice president of finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and vice president of finance concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of security holders was held on May 12, 2005. At the meeting, the Board's nominees were elected to the Board of Directors for a term of one to three years. The votes were cast as follows:

	For	Withheld

Avi Eden	2,443,005	33,006
Robert H. Simandl	2,310,316	165,695

Item 6.     Exhibits

(a) Exhibits:

10.1    Amendment No. 1 to the Registrant's Amended and Restated Credit and Guarantee Agreement dated as of March 21, 2003 is incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 2005.

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
Colin Dunn, Vice President of Finance

Dated: August 5, 2005

EXHIBIT INDEX

10.1 Amendment No. 1 to the Registrant's Amended and Restated Credit and Guarantee Agreement dated as of March 21, 2003 is incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 2005.

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