Form 10-Q
period 2005-09-30
BEL FUSE INC /NJ
filed 2005-11-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number 0-11676

BEL FUSE, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street
Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

(201) 432-0463
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

At November 1, 2005, there were 2,702,677 shares of Class A Common Stock, $0.10 par value, outstanding and 9,009,138 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of September 30, 2005
		(unaudited) and December 31, 2004	2-3

		Consolidated Statements of Operations for the
		Nine and Three Months Ended September 30, 2005 and
		2004 (unaudited)	4

		Consolidated Statements of Stockholders' Equity
		for the Years Ended December 31, 2004 and 2003 and
		the Nine Months Ended September 30, 2005 (unaudited)	5-6

		Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2005 and 2004 (unaudited)	7-9

		Notes to Consolidated Financial Statements (unaudited)	10-27

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	28-46

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	47

	Item 4.	Controls and Procedures	48

Part II		Other Information

	Item 1.	Legal Proceedings	49

	Item 6.	Exhibits	50

	Signatures		51

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

The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61,966,283	$71,197,891
Marketable securities	20,547,904	23,120,028
Accounts receivable - less allowance for doubtful
accounts of $1,172,000 and $1,610,000 as of
September 30, 2005 and December 31, 2004, respectively	39,738,422	33,247,911
Inventories	34,785,707	29,101,060
Prepaid expenses and other current
assets	1,982,624	2,404,718
Assets held for sale	816,597	696,013

Total Current Assets	159,837,537	159,767,621

Property, plant and equipment - net	41,638,588	41,244,759
Deferred income taxes	2,401,000	-
Intangible assets - net	3,528,033	2,691,682
Goodwill	22,339,505	9,881,854
Prepaid pension costs	1,127,941	1,127,941
Other assets	3,147,869	3,062,714

TOTAL ASSETS	$234,020,473	$217,776,571

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$-	$2,000,000
Short-term debt	480,885	-
Accounts payable	14,536,222	8,814,161
Accrued expenses	10,260,922	10,293,576
Deferred income taxes	229,000	3,322,000
Income taxes payable	10,502,892	7,172,955
Dividends payable	545,000	541,000
Total Current Liabilities	36,554,921	32,143,692

Long-term Liabilities:
Minimum pension obligation	2,722,583	2,261,583
Due to employee	303,561	-
Long-term debt - net of current portion	-	4,500,000
Deferred income taxes	-	410,000
Total Long-term Liabilities	3,026,144	7,171,583

Total Liabilities	39,581,065	39,315,275

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 8,831,978
and 8,660,589 shares, respectively
(net of 3,218,310 treasury shares)	883,198	866,059
Additional paid-in capital	25,726,273	21,989,174
Retained earnings	165,278,811	149,949,283
Accumulated other comprehensive
income	2,280,858	5,386,512
Total Stockholders' Equity	194,439,408	178,461,296

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$234,020,473	$217,776,571

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales	$159,231,451	$140,732,891	$56,247,745	$49,985,626

Costs and expenses:
Cost of sales	113,800,708	97,994,687	40,419,800	35,007,672
Selling, general and administrative	24,650,866	23,053,991	8,810,927	7,984,406
Fixed asset impairment	-	1,032,786	-	-
	138,451,574	122,081,464	49,230,727	42,992,078

Income from operations	20,779,877	18,651,427	7,017,018	6,993,548
Interest expense	(207,469)	(176,931)	-	(60,457)
Interest income	980,029	448,835	347,379	169,256
Lawsuit proceeds	-	2,935,000	-	-

Earnings before provision for income taxes	21,552,437	21,858,331	7,364,397	7,102,347
Income tax provision	4,584,000	3,164,000	1,378,000	208,000

Net earnings	$16,968,437	$18,694,331	$5,986,397	$6,894,347

Earnings per common share - basic	$1.48	$1.66	$0.52	$0.61

Earnings per common share - diluted	$1.47	$1.63	$0.52	$0.60

Weighted average common shares
outstanding - basic	11,447,675	11,260,597	11,500,704	11,331,012
Weighted average common shares
outstanding - diluted	11,542,205	11,490,057	11,575,205	11,537,814

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

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Cumulative
				Other
		Compre-		Compre-
		hensive		hensive	Class A	Class B	Additional
	Total	Income (loss)	Retained Earnings	Income (loss)	Common Stock	Common Stock	Paid-In Capital

Exercise of stock
options	3,351,046				-	17,139	3,333,907
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	403,192						403,192
Cash dividends on Class A
common stock	(323,205)		(323,205)
Cash dividends on Class B
common stock	(1,315,704)		(1,315,704)
Currency translation
adjustment - net of taxes	(639,538)	$(639,538)		(639,538)
Decrease in unrealized gain on
marketable securities-net of taxes	(2,466,116)	(2,466,116)		(2,466,116)
Net earnings	16,968,437	16,968,437	16,968,437
Comprehensive income		$13,862,783

Balance, September 30, 2005 (unaudited)	$194,439,408		$165,278,811	$2,280,858	$270,268	$883,198	$25,726,273

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating
activities:
Net earnings	$16,968,437	$18,694,331
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Depreciation and amortization	7,197,253	7,112,701
Fixed asset impairment	-	1,032,786
Other	864,192	928,000
Deferred income taxes	(2,908,000)	1,496,000
Changes in operating assets
and liabilities (net of acquisitions)	2,477,012	(5,408,089)
Net Cash Provided by
Operating Activities	24,598,894	23,855,729

Cash flows from investing activities:
Purchase of property, plant
and equipment	(4,551,341)	(3,772,543)
Purchase of marketable
securities	(3,355,913)	(17,723,615)
Payment for acquisitions - net of
cash acquired	(20,589,139)	(74,539)
Proceeds from repayment
by contractors	-	21,750
Proceeds from sale of marketable
securities	643,424	5,599,894
Net Cash Used In
Investing Activities	(27,852,969)	(15,949,053)

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from financing
activities:
Proceeds from borrowings	8,000,000	-
Loan repayments	(15,360,694)	(1,500,000)
Proceeds from exercise of
stock options	3,351,046	3,515,405
Dividends paid to common
shareholders	(1,638,909)	(1,628,199)
Net Cash (Used In) Provided By
Financing Activities	(5,648,557)	387,206

Effect of exchange rate changes on cash	(328,976)	(48,090)

Net (Decrease) Increase in
Cash and Cash Equivalents	(9,231,608)	8,245,792
Cash and Cash Equivalents
- beginning of period	71,197,891	57,461,152
Cash and Cash Equivalents
- end of period	$61,966,283	$65,706,944

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(3,043,507)	$(3,241,831)
Increase in inventories	(2,966,895)	(7,879,365)
Decrease (increase) in prepaid
expenses and other
current assets	495,361	(888,907)
Decrease (increase) in other assets	644,347	(259,037)
Increase in accounts payable	3,604,016	4,830,008
Increase in income taxes payable	3,335,425	531,326
Increase in accrued expenses	408,265	1,499,717

	$2,477,012	$(5,408,089)

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Supplementary information:
Cash paid during the nine months for:
Income taxes	$3,733,000	$879,000
Interest	$207,469	$176,931

Details of acquisitions:
Fair value of assets
acquired (excluding acquired cash of
$311,856 in 2005)	$6,167,138	$-
Intangibles	2,445,235	74,539
Goodwill	12,457,651	-
	21,070,024	74,539
Less: Amounts due on acquisition payment	480,885	-

Cash paid for acquisition	$20,589,139	$74,539

See notes to unaudited consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2005, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2004 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2005 and December 31, 2004, cash equivalents approximated $24,202,000 and $38,355,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency (gains) losses were $(78,000) and $(2,000) for the nine months ended September 30, 2005 and 2004, and $27,000 and $(76,000) for the three months ended September 30, 2005 and 2004, respectively, and are included in Selling, General and Administrative expenses in the consolidated statement of operations.

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

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2005 and 2004, inventory on consignment was immaterial.

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

During the fourth quarter of 2005, the Company anticipates repatriating up to $35.0 million of foreign subsidiary earnings to take advantage of the temporary 85% dividends received deductions for cash dividends in excess of the historical "base-period" average. This favorable tax treatment created under the American Jobs Creation Act of 2004 expires on December 31, 2005. The dividend repatriation will result in an additional income tax of up to approximately $1.8 million, which will be recorded at the time of repatriation.

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

STOCK-OPTION PLAN - The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Subsequent to the end of the quarter, during October and November 2005, the Company issued 156,200 class B common shares under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five.

The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005. Thereafter, the Company will account for stock based compensation under SFAS No. 123 (R), "Share-Based Payment" . The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings - as reported	$16,968,437	$18,694,331	$5,986,397	$6,894,347
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards	(482,604)	(929,696)	(160,868)	(309,899)
Net earnings- pro forma	$16,485,833	$17,764,635	$5,825,529	$6,584,448
Earnings per common share -
basic-as reported	$1.48	$1.66	$0.52	$0.61
Earnings per common share -
basic-pro forma	$1.44	$1.58	$0.51	$0.58
Earnings per common share -
diluted-as reported	$1.47	$1.63	$0.52	$0.60
Earnings per common share -
diluted-pro forma	$1.43	$1.55	$0.50	$0.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of .9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the nine months ended September 30, 2005 or 2004.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the nine months ended September 30, 2005 and 2004 amounted to $5.5 million and $5.6 million, respectively, and for the three months ended September 30, 2005 and 2004 amounted to $1.8 million and $1.8 million, respectively.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average shares outstanding - basic	11,447,675	11,260,597	11,500,704	11,331,012

Dilutive impact of options outstanding	94,530	229,460	74,501	206,802

Weighted average shares oustanding - diluted	11,542,205	11,490,057	11,575,205	11,537,814

During the nine and three months ended September 30, 2005, 20,000 and 20,000 outstanding options, respectively, were not included in the foregoing computations because they were antidilutive. No such exclusion occurred during 2004.

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

2.  ACQUISITIONS

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $18.8 million in cash including transaction costs of approximately $0.2 million. Galaxy is a designer and manufacturer of high-density dc-dc converters for distributed power and telecommunication applications. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and may adjust the purchase price allocations accordingly. Management has estimated approximately $11.5 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's consolidated financial statements from March 23, 2005.

There was no in-process research and development acquired as part of this acquisition.

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, the Czech Republic, for approximately $1.9 million in cash of which $0.5 million is due to the sellers by June 30, 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management and are subject to adjustment. Management has estimated approximately $1.0 million of goodwill arose from the transaction.

There was no in-process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2005	2004
Net sales	$164,543	$156,786
Net earnings	16,692	19,362
Earnings per share - diluted	1.45	1.69

The information above is not necessarily indicative of the results of operations that would have occurred if the Galaxy and Netwatch s.r.o. acquisitions had been consummated as of January 1, 2004. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o., as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	12,457,651
Intangible assets	1,960,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)

Net assets acquired	$20,896,615

3.  GOODWILL AND OTHER INTANGIBLES

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, an annual impairment test which is performed during the fourth quarter. If the carrying value of goodwill or intangible assets exceeds its fair market value, an impairment loss would be recorded.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $1,610,000 and $1,069,000 for the nine months ended September 30, 2005 and 2004, respectively and $629,000 and $494,000 for the three months ended September 30, 2005 and 2004, respectively.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales, as defined, reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required through September 30, 2005 with respect to E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the nine months ended September 30, 2005 and 2004, the Company paid $485,000 and $75,000, respectively, in contingent price payments to Current Concepts. During the three months ended September 30, 2005 and 2004, the Company paid approximately $189,000 and $-0-, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units for the nine months ended September 30, 2005 and the year ended December 31, 2004 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327

Goodwill allocation
related to acquisitions	-	-	-	-

Balance, December 31, 2004	9,881,854	6,407,435	2,869,092	605,327

Goodwill allocation
related to acquisitions	12,457,651	-	11,454,643	1,003,008

Balance, September 30, 2005	$22,339,505	$6,407,435	$14,323,735	$1,608,335

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

	December 31, 2004
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,338,765	$2,653,000	$1,188,654	$282,000	$150,111

Covenants not-to-compete	3,523,516	2,428,069	3,523,516	2,428,069	-	-

Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200

	$9,118,516	$6,426,834	$7,586,316	$5,026,523	$1,532,200	$1,400,311

	September 30, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,694,331	$2,653,000	$1,523,088	$282,000	$171,243

Customer relationship	1,160,000	120,833	-	-	1,160,000	120,833

Covenants not-to-compete	4,809,543	3,561,346	4,009,543	3,204,263	800,000	357,143

	$8,904,543	$5,376,510	$6,662,543	$4,727,291	$2,242,000	$649,219

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2005	$2,395,087
2006	1,282,901
2007	638,166
2008	363,176
2009	404,528

4. MARKETABLE SECURITIES

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases were reflected on the Company's consolidated statement of cash flows in the third quarter of 2004 as purchases of marketable securities and have since been reflected on the Company's consolidated balance sheet as marketable securities. As of September 30, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $1,498,000, which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders' equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower. As of September 30, 2005, the Company has accrued a fee in the amount of approximately $523,000. Such amount has been deferred as deferred acquisition costs and recorded within other assets. The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not indicated any interest in negotiating such a transaction with the Company. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

At September 30, 2005 and December 31, 2004, respectively, marketable securities have a cost of approximately $18,054,000 and $16,516,000, an estimated fair value of approximately $20,548,000 and $23,120,000 and gross unrealized gains of approximately $2,494,000 and $6,604,000. Such unrealized gains, net of tax, are included in other comprehensive income.

5.  INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2005	2004
Raw materials	$20,153,572	$15,236,393
Work in progress	2,151,554	1,607,052
Finished goods	12,480,581	12,257,615
	$34,785,707	$29,101,060

6.  BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total segment revenues
North America	$62,002,064	$59,572,098	$24,882,906	$19,868,199
Asia	106,420,536	99,815,521	34,910,620	35,085,095
Europe	11,633,694	12,281,273	4,219,386	4,262,553
Total segment revenues	180,056,294	171,668,892	64,012,912	59,215,847
Reconciling items:
Intersegment revenues	(20,824,843)	(30,936,001)	(7,765,167)	(9,230,221)
Net sales	$159,231,451	$140,732,891	$56,247,745	$49,985,626

Income (loss) from Operations:
North America	$5,481,830	$3,953,654	$1,640,800	$2,212,762
Asia	15,329,791	13,583,612	5,530,004	4,754,118
Europe	(31,744)	1,114,161	(153,786)	26,668
	$20,779,877	$18,651,427	$7,017,018	$6,993,548

7.  DEBT

a.  Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. There was no balance outstanding as of September 30, 2005.

Subsequent to the end of the quarter during October 2005 the Company borrowed approximately $2.0 million against its line of credit. The loan currently bears interest at 4.87% annually. The interest rate is based on LIBOR plus the applicable margin, which is based on the estimated term of the loan (from one to six months).

b.  Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available.

For the nine months ended September 30, 2005 and 2004, the Company recorded interest expense of approximately $207,000 and $177,000, respectively. For the three months ended September 30, 2005 and 2004, the Company recorded interest expense of approximately $-0- and $60,000, respectively.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
Sales commissions	$1,549,663	$1,431,169
Investment banking commissions	523,000	1,000,000
Subcontracting labor	1,501,022	1,624,963
Salaries, bonuses and
related benefits	3,961,490	3,480,213
Other	2,725,747	2,757,231
	$10,260,922	$10,293,576

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions will be made with Company stock purchased in the open market. The expense for the nine months ended September 30, 2005 and 2004 amounted to approximately $400,000 and $316,000, respectively. The expense for the three months ended September 30, 2005 and 2004 amounted to approximately $152,000 and $168,000, respectively. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying consolidated statements of operations. As of September 30, 2005, the plans owned 18,710 and 132,688 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the nine months ended September 30, 2005 and 2004 amounted to approximately $298,000 and $301,000, respectively. The expense for the three months ended September 30, 2005 and 2004 amounted to approximately $89,000 and $96,000, respectively. As of September 30, 2005, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the nine months ended September 30, 2005 and 2004 amounted to approximately $461,000 and $306,000, respectively. The expense for the three months ended September 30, 2005 and 2004 amounted to approximately $120,000 and $102,000, respectively.

The components of SERP expense are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$208,000	$107,000	$54,000	$36,000
Interest cost	153,000	120,000	40,000	40,000
Amortization of adjustments	100,000	79,000	26,000	26,000
Total SERP expense	$461,000	$306,000	$120,000	$102,000

	September 30,	December 31,
	2005	2004
Balance sheet amounts:
Accrued pension liability	$2,722,583	$2,261,583
Intangible asset	1,127,941	1,127,941

10. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of September 30, 2005, the Company had cumulatively purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

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

11. COMPREHENSIVE INCOME

Comprehensive income for the nine and three months ended September 30, 2005 and 2004 consists of:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$16,968,437	$18,694,331	$5,986,397	$6,894,347
Currency translation adjustment-
net of taxes	(639,538)	(90,175)	(24,873)	113,285
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	(2,466,116)	2,879,601	677,180	2,872,401

Comprehensive income	$13,862,783	$21,483,757	$6,638,704	$9,880,033

12.  ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $440,000 of which $92,000 has been paid as of September 30, 2005. The buyer has agreed in principle to pay all additional remediation costs. As these costs are incurred the Company capitalizes them on the consolidated balance sheet as a component of assets held for sale. The Company has classified the asset as held for sale with a net book value of $816,597 and $696,013 on the Company's balance sheet at September 30, 2005 and December 31, 2004, respectively. The Company anticipates the sale to take place by June 30, 2006.

13.    NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's consolidated results of operations and financial position.

In December 2004, the FASB staff issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's consolidated results of operations and financial position.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

14.   Legal Proceedings

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc et al and brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc. and brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. As of the date hereof, the Company has not been advised as to whether Regal will appeal the Court's rejection of its infringement claims. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements.

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

During the first nine months of 2005, approximately $8.5 million of the sales increase compared to the first nine months of 2004 is attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”) which occurred on March 22, 2005 and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.) which occurred on June 30, 2005. Gross profit margins were lower during the first nine months of 2005 compared to the first nine months of 2004 principally due to increased raw material costs due to changes in the Company’s product mix and additional inventory obsolescence adjustments. During June 2005, the Company repatriated earnings from a controlled foreign corporation in the amount of $25.6 million to take advantage of the lower federal tax rate of 5.25% which was created under the American Jobs Creation Act of 2004. Additionally, the Company repaid bank debt during June 2005 in the amount of $14.0 million.

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

When inventory is written-off, it is never written back up; the cost remains at zero or the level to which it has been written-down. When inventory that has been written-off is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales. During 2001 the Company wrote down or reserved $12 million of inventory, including non-cancelable purchase commitments. At December 31, 2004, approximately $1.4 million of inventory (at original cost before the write-down or reserve in 2001) was on hand. During 2003 and 2004, approximately $2.5 million and $7.0 million of this inventory was scrapped. The amount of inventory used in the manufacturing process during the first nine months of 2005 and 2004 were not material. Management intends to retain the balance of this inventory for possible future orders. Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

Acquisitions

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. for approximately $18.8 million in cash including transaction costs of approximately $0.2 million. Purchase price allocations have been initially estimated by management and are subject to adjustment. Management is in the process of obtaining independent valuations and independent formal appraisals and will adjust purchase price allocations accordingly. Management has estimated that approximately $11.5 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The Company believes that the purchase of Galaxy’s Power Group is a logical strategic fit with Bel’s Power Products group. The Company believes that the products are highly complementary with minimal overlap. The customer base is similar but still affords ample opportunity for cross selling. While Bel offers Galaxy a much-needed cost competitive manufacturing base in China, Galaxy brings a portfolio of products and technologies aimed at higher end markets. In addition to these strategic synergies, there is significant opportunity for expense reduction and the elimination of redundancies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Galaxy have been included in the Company’s financial statements from March 23, 2005.

There was no in-process research and development acquired as part of this acquisition.

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, The Czech Republic, for approximately $1.9 million of which $0.5 million is due to the sellers by June 30, 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management and are subject to adjustment. Management has estimated approximately $1.0 million of goodwill arose from the transaction.

The Company believes that strategic value of the Netwatch s.r.o. acquisition is the establishment of a European manufacturing presence for the Company and the addition of fiber optic capability to the Bel Stewart Connector Group to complement the Company's current copper-based product portfolio. The Company believes that Bel Stewart is now capable of supporting the Company's customer base, including the world's largest structured cabling providers, with a broad range of both copper and fiber based components and assemblies.

There was no in-process research and development acquired as part of this acquisition.

The following unaudited proforma summary results of operations assumes that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands except per share data):

	Nine Months Ended
	September 30,
	2005	2004
Net sales	$164,543	$156,786
Net earnings	16,692	19,362
Earnings per share-diluted	1.45	1.69

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2004. Such information should not be construed as being a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o. as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	12,457,651
Intangible assets	1,960,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)

Net assets acquired	$20,896,615

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required which could have a material adverse effect on the Company’s consolidated results of operations and financial condition. The Company has a significant amount of sales with several major customers. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Results of Operations

The following table sets forth, for the third quarters of 2005 and 2004, and the first nine months of 2005 and 2004, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	69.6	71.9	70.0
Selling, general and
administrative expenses	15.5	16.4	15.7	16.0
Fixed asset impairment	-	0.7	-	-
Interest income - net	0.5	0.2	0.6	0.2
Lawsuit proceeds	-	2.0	-	-
Earnings before provision
for income taxes	13.5	15.5	13.0	14.2
Income tax provision	2.9	2.2	2.4	0.4
Net earnings	10.6	13.3	10.6	13.8

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005
	compared with Nine	compared with Three
	Months Ended September	Months Ended September
	30, 2004	30, 2004

Net sales	13.1%	12.5%

Cost of sales	16.1	15.5

Selling, general and
administrative expenses	6.9	10.4

Net earnings	(9.2)	(13.2)

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

Sales

Net sales increased 13.1% from $140.7 million during the first nine months of 2004 to $159.2 million during the first nine months of 2005. The Company attributes the increase to increased module sales of $12.7 million of which $7.9 million is from the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $2.6 million in such sales, and strong demand for magnetic sales resulting in an increase of $3.8 million in such sales, offset in part, by decreases in circuit protection sales of ($0.6) million.

The significant components of the Company's first nine months of 2005 sales were magnetic products of $94.8 million (as compared with $91.0 million during the first nine months of 2004), circuit protection products of $14.7 million (as compared with $15.2 million during the first nine months of 2004), interconnect products of $28.8 million (as compared with $23.4 million during the first nine months of 2004), and module products of $20.9 million (as compared with $8.1 million during the first nine months of 2004), which includes $7.9 million from the acquisition of Galaxy.

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for the balance of 2005. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (16.0%) of total sales during the nine months ended September 30, 2005. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Cost of sales as a percentage of net sales increased from 69.6 % during the first nine months of 2004 to 71.5% during the first nine months of 2005. The increase in the cost of sales percentage is primarily attributable to a 3.0% increase in material costs as a percentage of sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Galaxy products in 2005), which have a higher raw material content than the Company’s other products and increases in obsolescence reserves, due to excess raw material quantities the Company identified. This was offset in part principally by lower depreciation expense during the first nine months of 2005 compared to the first nine months of 2004 as a percentage of sales, because of lower depreciation expense, principally in the U.S., due to fixed assets being fully amortized.

Included in cost of sales are research and development expenses of $5.5 million and $5.6 million for the first nine months of 2005 and 2004, respectively. The Company has experienced minor decreases in research and development expense primarily at its domestic facilities.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.4% during the nine months ended September 30, 2004 to 15.5% during the nine months ended September 30, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $1.6 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $0.9 million including $0.5 million in Galaxy related expenses. In addition, the Company incurred a $0.7 million increase in general and administrative expenses, including $0.8 million related to Galaxy, additional bad debt expense of approximately $0.2 million and additional amortization of identifiable intangibles in the amount of $0.5 million principally arising from the acquisition of Galaxy. This was offset in part by lower employment costs of $0.2 million due to reduced bonuses and lower professional fees of $0.8 million due to lower Sarbanes-Oxley compliance costs.

During 2006, the Company will be required to expense share based compensation costs in accordance with SFAS No. 123(R). This charge will be principally included in selling, general and administrative expenses. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R).

Fixed Asset Impairment

During the nine month period ended September 30, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000, at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $0.5 million during the first nine months ended September 30, 2005 compared to the comparable period in 2004. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense increased by approximately $30,000 during the nine months ended September 30, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the loan during 2005 compared to 2004 and that during March 2005 the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. There was no debt outstanding as of September 30, 2005. Subsequent to the end of the quarter, during October 2005 the Company borrowed approximately $2.0 million against its line of credit. The loan currently bears interest at 4.87% annually. The interest rate is based on LIBOR plus the applicable margin, which is based on the estimated term of the loan (from one to six months).

Lawsuit Proceeds

During the nine months ended September 30, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2005 was $4.6 million compared to $3.2 million during the first nine months of 2004. The Company's earnings before income taxes for the nine months ended September 30, 2005 is approximately the same as in 2004. The income tax effective rate is higher than the prior nine months provision primarily due to higher foreign taxes. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income. In addition, during the three months ended September 30, 2004, the Company reversed tax accruals no longer required in the amount of approximately $0.5 million, utilized certain tax credits amounting to $0.7 million and utilized net operating loss carry forwards with a tax effect of approximately $0.1 million.

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

The Company also conducts manufacturing operations in Macau. Macau has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macau, was able to obtain a 10-year tax holiday in Macau, thereby reducing its effective Macau income tax rate from 16 percent to 8 percent. The tax holiday in Macau expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales

Net sales increased 12.5% from $50.0 million during the three months ended September 30, 2004 to $56.2 million during the three months ended September 30, 2005. The Company attributes the increase to increased module sales of $5.0 million of which $2.8 million is from the acquisition of Galaxy and strong demand for magnetic sales, resulting in an increase of $0.9 million in such sales, as well as increased interconnect sales of $0.3 million, with no change in circuit protection sales.

The significant components of the Company's sales for the three months ended September 30, 2005 were from magnetic products of $32.6 million (as compared with $31.7 million during the three months ended September 30, 2004), circuit protection products of $5.1 million (as compared with $5.1 million during the three months ended September 30, 2004), interconnect products of $10.5 million (as compared with $10.2 million during the three months ended September 30, 2004), and module products of $8.0 million (as compared with $3.0 million during the three months ended September 30, 2004) including $2.8 million in Galaxy sales.

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company can not predict with any degree of certainty sales revenue for the balance of 2005. On a sequential basis, sales for the third quarter of 2005 were $1.3 million less than the second quarter of 2005. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (16.0%) of total sales during the three months ended September 30, 2005. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

 Cost of Sales

Cost of sales as a percentage of net sales increased from 70.0 % during the three months ended September 30, 2004 to 71.9 % in 2005. This result also reflects a sequential increase from the three months ended June 30, 2005, when cost of sales as a percentage of net sales amounted to 70.7%. The increase in the cost of sales percentage from the third quarter of 2004 is primarily attributable to a 2.0 % increase in material costs as a percentage of sales. The increase in raw material costs is principally related to increased manufacturing of module products, which have a higher raw material content than the Company’s other products, increased prices particularly for copper and steel, and increases in obsolescence reserves for the same reasons described in the nine month analysis (as compared with the third quarter 2004, when the Company recorded a reversal of certain reserves for raw material obsolescence as the reserves were in excess of the amounts management determined were necessary. These increases were offset in part by lower depreciation expense as a percentage of sales during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Included in cost of sales are research and development expenses of $1.8 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively. The Company's research and development expense remained constant despite the addition of Galaxy during the second quarter of 2005.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.0 % during the three months ended September 30, 2004 to 15.7% during the three months ended September 30, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $0.8 million increase in the dollar amount of such expenses in part to increased selling expenses of approximately $0.4 million including $0.3 million in Galaxy related expenses. In addition, the Company incurred a $0.4 million increase in general and administrative expenses, including $0.3 million related to Galaxy, and additional amortization expense of $0.1 million related to Galaxy offset in part by lower professional fees of $0.3 million due to lower Sarbanes-Oxley compliance costs. The Galaxy expenses include retention bonuses paid in connection with the Galaxy acquisition.

During 2006, the Company will be required to expense share based compensation costs in accordance with SFAS No. 123(R). This charge will be principally included in selling, general and administrative expenses. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R).

Fixed Asset Impairment

During the three month period ended September 30, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $178,000 during the three months ended September 30, 2005 compared to the comparable period in 2004. The increase is due primarily to higher interest rates earned on cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003 which was borrowed for the acquisition of Insilco's Passive Components Group. Interest expense decreased by approximately $60,000 during the three months ended September 30, 2005 compared with 2004. The decrease is attributable to the loans being paid off during June 2005. There was no debt outstanding as of September 30, 2005. Subsequent to the end of the quarter, during October 2005 the Company borrowed $2.0 million against its line of credit. The loan bears interest based on Libor plus the applicable margin, which is based on the estimated term of the loan (from one to six months).

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2005 was $1.4 million compared to $0.2 million during the three months ended September 30, 2004. The Company's earnings before income taxes for the three months ended September 30, 2005 is approximately the same as 2004. The increase in the provision for income taxes during the three months ended September 30, 2005 compared to September 30, 2004 results principally from the fact that during the three months ended September 30, 2004 the Company reversed tax accruals no longer required in the amount of approximately $0.5 million, utilized certain tax credits amounting to $0.7 million and utilized net operating loss carryforwards with a tax effect of approximately $0.1 million. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income, which resulted in higher foreign taxes during the third quarter of 2005 compared to 2004, offset in part by lower U.S. taxes.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. Through September 30, 2005, management has repatriated approximately $25.6 million of foreign earnings which are eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004.

Net Income

The Company reported net income of $5,986,000 or $0.52 per diluted share for the third quarter of 2005, down from $6,894,000 or $0.60 per diluted share for the third quarter of 2004 and down sequentially from $6,669,000 or $0.63 per diluted share during the second quarter of 2005. The Company attributes the decline from the third quarter of 2004 principally to the increase in the Company's tax provision and the inclusion in earnings during 2004 of the above-mentioned proceeds from the settlement of legal proceedings.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macau Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange gains of approximately $78,000 for the nine months ended September 30, 2005 which are included in selling, general and administrative expense. Additionally, approximately $640,000 increased unrealized exchange losses relating to the translation of foreign subsidiary financial statements are included in other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macau Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

Previously, the Company had one domestic line of credit of $10 million; the outstanding balance was paid off on June 30, 2005 in its entirety. During March 2005, the Company borrowed $8 million against this line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20million, which expires on July 31, 2008. There was no balance outstanding as of September 30, 2005. Subsequent to the end of the quarter, during October 2005 the Company borrowed $2.0 million against its line of credit. The loan bears interest at 4.87% annually. The interest rate is based on LIBOR plus the applicable margin, which is based on the estimated term of the loan (from one to six months).

For the nine months ended September 30, 2005 and 2004, the Company recorded interest expense of approximately $207,000 and $177,000, respectively.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at September 30, 2005. This line of credit expires on May 31, 2006. Borrowing on this line of credit was guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

As previously announced, the Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. at a total purchase price of $16,331,469. These purchases were reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's consolidated balance sheet as marketable securities. As of September 30, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $1.5 million. In connection with this transaction the Company is obligated to pay an investment banker's advisory fee to a third party. As of September 30, 2005, the Company has accrued a fee in the amount of approximately $0.5 million. The Company has proposed to Artesyn that the Company acquire Artesyn, but to date Artesyn has not indicated any interest in negotiating such a transaction with the Company. During the nine months ended September 30, 2005 the gross unrealized gain on marketable securities decreased $4.1 million from December 31, 2004.

The Company is constructing an 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of September 30, 2005, the Company has paid approximately $1.1 million toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $440,000 of which $92,000 has been paid as of September 30, 2005. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $817,000 on the Company's consolidated balance sheet at September 30, 2005. The Company presently anticipates the sale to take place by June 30, 2006.

Under the terms of the E-Power and Current Concepts, Inc. acquisition agreements of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007. No payments have been required to date with respect to E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the nine months ended September 30, 2005 and 2004, the Company paid approximately $485,000 and $75,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments have been accounted for as additional purchase price and as an increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of September 30, 2005, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the Company's cash and cash equivalents decreased by approximately $9.2 million, reflecting approximately $20.6 million used principally for acquisitions, $15.4 million for loan repayments, $4.6 million for the purchase of property, plant and equipment, $2.2 million for the purchase of marketable securities, $1.2 million payment to the Company's SERP and $1.6 million for payments of dividends offset by $24.6 million provided by operating activities (principally as a result of net income of $17.0 million and depreciation and amortization expense of $7.2 million), borrowings of $8 million, proceeds of $3.4 million from the exercise of stock options and $0.6 million proceeds from the sale of marketable securities.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 52.2% and 58.6% of the Company's total assets at September 30, 2005 and December 31, 2004, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.4 to 1 and 5.0 to 1 at September 30, 2005 and December 31, 2004, respectively.

The following table sets forth at September 30, 2005 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term debt	$480,885	$480,885	$-	$-	$-
Capital expenditure obligations	2,251,464	2,251,464	-
Contingent purchase price
commitments	1,595,870	1,595,870	-	-	-
Operating leases	3,703,208	732,584	1,850,901	1,119,723	-
Raw material purchase obligations	12,743,027	11,572,863	1,170,164	-	-

Total	$20,774,454	$16,633,666	$3,021,065	$1,119,723	$-

The Company is required to pay the SERP obligations at the occurrence of certain events. As of September 30, 2005 the SERP had an unfunded benefit obligation of approximately $2.7 million.

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

New Financial Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (revised), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for the stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 could have a material effect on the Company's consolidated results of operations or financial position.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 could have a material effect on the Company's consolidated results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments — The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements SFAS No. 107. The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc et al and brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc. and brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. As of the date hereof, the Company has not been advised as to whether Regal will appeal the Court's rejection of its infringement claims. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements.

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
(a) Exhibits:

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

Dated: November 7, 2005

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