Form 10-K
period 2005-12-31
BEL FUSE INC /NJ
filed 2006-03-16
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number: 0-11676

BEL FUSE INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street, Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

(201) 432-0463

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.10 par value; Class B Common Stock, $0.10 par value

Indicate by checkmark if the registrant is a well-known issuer, as defined in Rule 405 of the
Securities Act. ☐ Yes ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)
Of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005), was $259,550,000.

Number of shares of Common Stock outstanding as of March 1, 2006: 2,702,677 Class A Common Stock; 9,059,677- Class B Common Stock

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into Part III.

* Page F-1 follows page 46

FORWARD LOOKING INFORMATION

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of the Company's Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1A of this Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company’s SEC filings.

PART I
Item 1.	Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

With over 55 years in the electronics industry, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries. Founded in 1949, the Company has a strong track record of technical innovation working with the engineering communities of market leaders. Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development. By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

The Company, which is organized under New Jersey law, operates in one industry with three geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Bel’s principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates other facilities in North America, Europe and the Far East and trades on the NASDAQ (BELFA and BELFB). For information regarding Bel's three geographic reporting units, see Note 11 of the Notes to Consolidated Financial Statements.

The terms “Company” and “Bel” as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups

Magnetics
▪	Discrete components
▪	Power transformers
▪	MagJack® integrated connector modules

The Company, a leading producer of discrete magnetics, markets an extensive line of products (transformers, diplex filters, common mode chokes and delay lines) used in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through network equipment helping to ensure accurate data and/or voice transmission. Bel’s magnetic components are also used in the automotive and consumer products markets.

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

Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base. Furthermore, acquisitions continue to be a key element in the Company’s growth strategy. As part of the Company’s acquisition strategy, it may from time to time, purchase equity positions in companies that are potential merger candidates . The Company frequently evaluates possible merger candidates that would provide an expanded product and technology base that will allow the Company to further penetrate its strategic customers and/or an opportunity to reduce overall operating expense as a percentage of revenue. Bel also looks at whether the merger candidates are positioned to take advantage of the Company's low cost manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, The Czech Republic, for approximately $1.9 million of which the final $0.5 million is due to the sellers by June 30, 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management . Management has estimated approximately $1.0 million of goodwill arose from the transaction which is included in the Company’ European reporting unit.

The Company believes that the strategic value of the Netwatch s.r.o. acquisition was the establishment of a European manufacturing presence for the Company and the addition of fiber optic capability to the Bel Stewart Connector Group to complement the Company's existing copper-based product portfolio. The Company believes that this acquisition enabled Bel Stewart to support the Company's customer base, including the world's largest structured cabling providers, with a broad range of both copper and fiber based components and assemblies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Netwatch s.r.o. have been included in the Company’s financial statements from June 30, 2005.

There was no in process research and development acquired as part of this acquisition.

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. (“Galaxy”) for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. Purchase price allocations have been initially estimated by management and are subject to adjustment. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.5 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The Company believes that the purchase of Galaxy’s Power Group was a logical strategic fit with Bel’s Power Products group. The Company believes that the products are highly complementary with minimal overlap. The customer base is similar but still affords ample opportunity for cross selling. While Bel offers Galaxy a much-needed cost competitive manufacturing base in China, Galaxy brings a portfolio of products and technologies aimed at higher end markets. In addition to these strategic synergies, there is significant opportunity for expense reduction and the elimination of redundancies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Galaxy have been included in the Company’s financial statements from March 23, 2005.

There was no in process research and development acquired as part of this acquisition.

On March 22, 2003, the Company acquired certain assets, subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million (including cash acquired of $799,000) in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group (“Stewart”), InNet Technologies (“InNet”) and the Signal Transformer Group (“Signal Transformer”). The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets are being amortized on a straight-line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $0.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $0.6 million has been included in the Company's North America and European reporting units, respectively.

The Company believes that the purchase of Insilco's Passive Components Group was a logical strategic fit with Bel's then existing products and markets. With the increased diversification of its product line, the Company believes it has become a more attractive supplier to current customers seeking a greater variety of products.

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

There was no in-process research and development acquired as part of the Passive Components Group of Insilco and APC acquisitions.

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

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands, except per share data):

	December 31,
	2005	2004
Net sales	$221,227	$212,331
Net earnings	20,026	25,419
Earnings per share - diluted	1.74	2.21

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2003, 2004 and 2005. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o. at the acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	12,456,080
Intangible assets	1,960,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)
Net assets acquired	$20,895,044

As part of its acquisition strategy, the Company acquired 2,037,500 shares of common stock of Artesyn Technologies, Inc. during 2004 at a total price of $16,331,469. These purchases are reflected on the Company’s consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company’s consolidated balance sheet as marketable securities. As of December 31, 2005 and 2004, the Company has recorded unrealized gains, net of income taxes, of approximately $2.9 million and $4.0 million, respectively. In connection with this transaction the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Artesyn or $1 million, whichever is lower. As of December 31, 2005, the Company has accrued a fee in the amount of approximately $0.9 million. The Company proposed to Artesyn that Bel acquire it, but they did not indicate any interest in negotiating such a transaction with Bel. On February 2, 2006, Artesyn announced that it had entered into an agreement to be acquired by Emerson Network Power for $11.00 per share in cash. Artesyn has stated that consummation of the agreement is subject to customary regulatory approvals and approval by Artesyn’s shareholders. Based on the current terms of the agreement, the Company expects to recognize a gain of approximately $3.2 million, net of tax and investment banker’s advisory fees. Such gain will be recognized upon closing the transaction. The Company also expects to pay bonuses to key employees in connection with the transaction.

During 2005, the Company also acquired 4,600,000 shares of common stock of a merger candidate (“Merger Candidate”) at a total purchase price of $14,393,032. The Merger Candidate had a market capitalization of approximately $363 million as of February 23, 2006. These shares represent approximately 4.7% of Merger Candidate’s outstanding shares. The Merger Candidate is a multi-national manufacturer and marketer of electronic components, assemblies, and systems. The Company’s purchases of Merger Candidate’s stock are reflected on the Company’s consolidated statement of cash flows as purchases of marketable securities. As of December 31, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $0.6 million, which is included in other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Merger Candidate, or $1 million, whichever is lower. As of December 31, 2005, the Company has accrued a fee in the amount of approximately $0.2 million. Such amount has been deferred within other assets. If the proposed acquisition of the Merger Candidate is consummated, the investment banker’s advisory fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time if and when the Company deems the consummation of the proposed acquisition to be unsuccessful. The Company cannot assure that it will be successful in acquiring the Merger Candidate.

Sales and Marketing

The Company sells its products to customers throughout North America, Western Europe and the Far East. Sales are made through one of three channels: direct strategic account managers, independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2005, the Company had a sales and support staff of 50 persons that supported a network of 90 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally , research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $7.3 million, $7.3 million and $8.4 million, respectively. The decline from 2003 to 2004 and 2005 is principally attributed to the closure of the Company's Indiana research facility in 2003 and lower research and development costs in the Far East as many research and development jobs were moved by the Company from Hong Kong to China and several positions were eliminated.

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

Employees

As of December 31, 2005, the Company had 1,851 full-time employees. The Company employed 591 people in its North American facilities, 1,196 people in its Asian facilities and 64 people in its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union. The Company believes that its relations with employees are satisfactory.

Suppliers

The Company has multiple suppliers for most of the raw materials that it purchases. Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there was a termination of the Company's existing business relationships with any such supplier. While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for the Company’s products. In the past, the Company has experienced shortages in certain raw materials, such as capacitors, ferrites and integrated circuits (“IC’s”), when these materials were in great demand. Even though the Company may have more than one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the times desired by the Company.

Backlog

The Company manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 28, 2006 was approximately $50.1 million, as compared with a backlog of $43.7 million as of February 28, 2005 . Management expects that all of the Company's backlog as of February 28, 2006 will be shipped by December 31, 2006. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated reduced lead times on purchase orders and have implemented consignment inventory programs with the goal of reducing their inventories. Accordingly, backlog may no longer be a reliable indicator of the timing of future sales. See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

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

Item 1A.	Risk Factors

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

There are several factors which can cause us to lower our prices.

a)    The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasing pressure on suppliers to lower prices. Our profits will suffer if we are not able to reduce our costs of production or induce technological innovations as sales prices decline.

b)    Any drop in demand or increase in supply of our products due to the overcapacity of our competitors could cause a dramatic drop in our average sales prices causing a decrease in our gross margins.

c)    The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasing pressure on suppliers to lower prices. In addition, increased competition from low cost suppliers around the world has put further pressures on pricing. The Company continually strives to lower its costs, negotiate better pricing for components and raw materials and improve our operating efficiencies. Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production or introduce technological innovations as sales prices decline.

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

We intend to continue to seek additional acquisition candidates, although we cannot predict when or if we will make any additional acquisitions, and what the impact of any such acquisitions may have on our financial performance. If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt or equity. If we borrow money to finance acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants. Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing, to comply with other covenants including the application of specific financial ratios, and may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over our existing common stock.

We are exposed to weaknesses in international markets and other risks inherent in foreign trade.

We have operations in eight countries around the world outside the United States, and approximately 68 % of our revenues during 2005 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest. These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability and recent acquisitions in the Dominican Republic, Mexico, Germany, the United Kingdom, Hong Kong and The People's Republic of China (“PRC”) may cause additional foreign currency risks.

Other risks inherent in doing trade internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country. For information regarding risks associated with our presence in Hong Kong and Macao, see "Item 2 - Properties" of this Annual Report on Form 10-K.

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

A shortage of availability or an increase in the cost of raw materials and components and our ability to procure high quality raw materials at cost effective prices may negatively impact profit margins.

a)    Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials. Many of these materials and components are produced by a limited number of suppliers and may be constrained by supplier capacity.

Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices on existing inventories and purchase commitments for these materials.

b)    Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices on existing inventories and purchase commitments for these materials.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company is headquartered in Jersey City, New Jersey where it currently owns 62,000 square feet of office and warehouse space. On July 15, 2004 the Company entered into an agreement for the sale of land and building of approximately 40,000 square feet located in Jersey City, New Jersey. See Item 7 of this Annual Report on Form10-K for additional information regarding this agreement. The Company operated 13 manufacturing facilities in 7 countries as of December 31, 2005. An additional 117,000 square foot manufacturing facility is being constructed in the PRC to meet customer demand with an estimated completion date of early 2006.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2005.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Donnguan, People's
Republic of China	346,000	Leased	61%
Zhongshan, People's
Republic of China	416,000	Leased	81%
Zhongshan, People's
Republic of China	128,000	Leased	74%
Zhongshan, People's
Republic of China	77,000	Owned	81%
Hong Kong	66,000	Owned	29%
Macao	71,000	Owned	28%
Prague, Czech Republic	9,000	Leased	76%
Dominican Republic	29,000	Leased	76%
Cananea, Mexico	28,000	Leased	65%
Inwood, New York	35,000	Owned	60%
Glen Rock, Pennsylvania	74,000	Owned	60%
Westboro, MA	22,000	Leased	85%
	1,301,000

In addition to this manufacturing space, 95,000 square feet of space is used for engineering, warehousing, sales and administrative support functions at various locations and 265,000 square feet of space is used for dormitories, canteen and other employee related facilities in the PRC and the Special Administrative Regions of Hong Kong and Macao in Asia.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of The People's Republic of China during 1997. The territory of Macao became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China and the Dominican Republic will affect its contractual arrangements in China or labor relationships in the Dominican Republic. A significant portion of the Company's manufacturing operations and approximately 38% of its identifiable assets are located in Hong Kong, Macao, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material adverse effect on the Company.

Approximately 22% of the 1,400,000 square feet the Company occupies is owned while the remainder is leased. See Note 15 of the Notes to Consolidated Financial Statements for additional information pertaining to leases .

For information regarding a fire occurring in the Company’s leased facility in the Dominican Republic, see Item 7 of this Annual Report on Form 10-K - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2006 Event”.

Item 3.	Legal Proceedings

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey corporation, and Bel Power, Inc., a Massachusetts corporation, v. Andrew Ferencz, Gregory Zovonar, Bernhard Schroter, EE2GO, Inc., a Massachusetts corporation, Howard E. Kaepplein and William Ng, Defendants brought in the Supreme Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc, the Company’s recent acquisition, and key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

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

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s voting Class A Common Stock, par value $0.10 per share, and non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively), are traded on the NASDAQ National Market. The following table sets forth the high and low closing sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2004
First Quarter	$34.75	$24.24	$40.16	$28.80
Second Quarter	36.00	24.00	42.00	29.78
Third Quarter	35.96	27.15	41.99	32.12
Fourth Quarter	31.20	24.62	36.45	30.33

Year Ended December 31, 2005
First Quarter	29.79	24.10	34.92	28.42
Second Quarter	26.74	21.50	31.72	25.54
Third Quarter	29.50	24.50	36.48	29.72
Fourth Quarter	30.10	22.39	37.00	28.88

The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ National Market.

(b)	Holders

As of February 28, 2006 there were 209 registered shareholders of the Company's Class A Common Stock and Class B Common Stock. The Company estimates that there were 2,486 beneficial shareholders of Class A Common Stock and Class B Common Stock as of February 28, 2006.

(c)	Dividends

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 2, 2005, May 2, 2005, August 1, 2005, and November 1, 2005 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $433,450, $437,175, $439,450, and $442,356, respectively. On February 2, 2005, May 2, 2005, August 1, 2005 and November 1, 2005 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $422,474, $424,449, $431,470, and $432,406, respectively. During May 2004 the Company paid a dividend on Class B common stock in the amount of $26,860 in connection with a shortfall of prior payments. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,641, $107,641, $107,678, and $107,694, respectively.

On February 1, 2006 the Company paid a $0.04 and $0.05 per share dividend to all shareholders of record at January 15, 2006 of Class A and Class B Common Stock in the amount of $107,735 and $440,580, respectively. The Company currently anticipates paying these dividends in the future.

(d)	Securities authorized for issuance under the Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock awards to be granted	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	286,013	$24.96	810,985
Equity compensation plans not approved by security holders	—	—	—
Totals	286,013	$24.96	810,985

Item 6.	Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars, except per share data)

Selected Statements of Operations Data: (a) (b) (c)

Net sales	$215,916	$190,022	$158,498	$95,528	$96,045
Cost of sales	156,147	132,776	113,813	72,420	89,603
Selling, general and
administrative expenses	33,152	31,302	26,757	22,270	21,561
Fixed asset impairment	—	1,033	—	—	—
Interest income - net	1,098	525	249	940	2,411
Lawsuit proceeds	—	2,935	—	—	—
Earnings (loss) before provision (benefit)
for income taxes	27,715	28,371	18,177	1,778	(12,709)
Income tax provision (benefit)	7,482	3,649	4,413	1,199	(547)
Net earnings (loss)	20,233	24,722	13,764	579	(12,162)
Earnings (loss) per common
share - basic	1.76	2.19	1.25	0.05	(1.13)
Earnings (loss) per common
share - diluted	1.75	2.15	1.24	0.05	(1.13)
Cash dividends declared per
Class A common share	0.16	0.16	0.08	—	—
Cash dividends declared per
Class B common share	0.20	0.20	0.20	0.20	0.20

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars, except per share data and percentages)

Selected Balance Sheet Data and Ratios:

Working capital	$128,203	$127,624	$102,370	$82,986	$83,698
Total assets	242,056	217,777	181,817	147,840	147,517
Long term debt	—	6,500	8,500	—	—
Stockholders' equity	201,577	178,461	146,855	130,659	129,463
Book value per
share	18.21	15.70	13.16	11.95	12.02
Return on average
total assets, %	8.83	12.37	7.95	0.40	(7.60)
Return on average
Stockholders'
equity, %	10.75	15.20	9.93	0.44	(8.80)

(a)
On May 11, 2001, the Company acquired 100% of the common stock of E-Power Ltd ("E-Power") and the assets and business of Current Concepts, Inc. ("Current Concepts") for an aggregate of $6,285,000 in cash (including acquisition expenses). During the years ended December 31, 2005, 2004, 2003 and 2002, the Company paid $697,000, $354,000, $209,000 and $61,000, respectively, in contingent purchase price payments. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Current Concepts and E-Power have been included in the Company's financial statements since the date of acquisition.

(b)
See Item 1 for information regarding the acquisitions during 2005 of Galaxy and Netwatch and during 2003 of APC and the Passive Components Group of Insilco. These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy, Netwatch, the Passive Components Group of Insilco and APC have been included in the Company's financial statements since their respective dates of acquisition.

(c)
The Company was a party to an arbitration proceeding related to the acquisition of its Telecom Components business in 1998. The Company asserted that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and sought damages related thereto. During December 2004, the Company and the seller settled this matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement is included in the Company’s consolidated statement of operations for the year ended December 31, 2004.

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

Acquisitions

Acquisitions continue to be a key element in the Company's growth strategy. If the Company's evaluation of a Merger Candidate misjudges its technology, estimated future sales and profitability levels, or ability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability. The Company recorded a goodwill impairment charge of $5.2 million in 2002.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Historically the Company has been successful in mitigating the risks associated with its revenue recognition. Some issues relate to product warranty, credit worthiness of its customers and concentration of sales among a few major customers.

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the Company terminates a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required which could have a material adverse effect on the Company’s consolidated results of operations and financial condition. The Company has a significant amount of sales with several major customers. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations and financial position.

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

We design our products to enhance the systems in which they operate. As our products typically become components in other third-party’s systems, our revenues are largely driven by the extent to which our customers can design and develop new applications and the extent to which those customers have needs for the types of components that we can provide. We are problem-solvers; we design most of our products to combine various discrete components in a manner that will allow the systems designer to save space and to offer a more efficient product.

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products and the increased wage structure in the Far East have contributed to increases in manufacturing costs.

During 2005, approximately $12.0 million of the Company’s sales increase was attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”) which occurred on March 22, 2005 and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.) which occurred on June 30, 2005. Excluding 2005 acquisitions, the Company had an organic sales increase of 7.3% for the year. The 2005 acquisitions resulted in additional Cost of Sales and Selling, General and Administrative expenses of $10.5 million and $2.0 million, respectively. Galaxy reflected a loss of approximately $1.3 million, net of tax benefit, including amortization of intangibles of approximately $.7 million.

Gross profit margins were lower during 2005 compared to 2004, principally due to increased raw material resulting from higher commodity prices for copper, steel, and petroleum-based products and changes in the Company’s product mix. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease. The increasing sales also have an impact on the accelerated write off of intangible assets related to the acquisition of Current Concepts.

Additionally, the Company incurred increased amortization expense in the pretax amount of $1.3 million related to identifiable intangibles arising from contingent payments which were made under the terms of the Current Concepts acquisition and from the Galaxy acquisition. See Notes 2 and 3 of Notes to Consolidated Financial Statements relating to Acquisitions and Goodwill and Other Intangibles.

The Company also incurred a $0.2 million pretax stock compensation expense in connection with its Restricted Stock Award Plan which was implemented during 2005. This expense is reflected in the Company’s selling, general and administrative expenses.

During June 2005 and December 2005, the Company repatriated earnings from certain controlled foreign corporations in the amounts of $25.6 million and $45.0 million, respectively, to take advantage of the lower federal tax rate of 5.25% which was created under the American Jobs Creation Act of 2004 for repatriations effected on or before December 31, 2005. This repatriation resulted in an additional tax expense of approximately $3.1 million, net of foreign tax credits of $529,000, for the year ended December 31, 2005.

The Company repaid bank debt during June 2005 in the amount of $14.5 million and during December 2005 in the amount of $4.0 million. Such debt was incurred partially to fund the acquisition of Galaxy and the purchase of the capital stock of the previously mentioned Merger Candidate. The Company also repaid bank and other obligations associated with the Galaxy acquisition in the amount of approximately $.9 million.

2006 EVENT

On February 17, 2006, a fire resulted in the temporary closure of the Company’s leased manufacturing facility in San Cristobal, Dominican Republic. Management is implementing a recovery plan that will include temporarily shifting certain production to other Company facilities. The Company maintains insurance for damage to this facility and some of its contents, as well as for business interruption. The Company does not believe it has adequate insurance to cover its entire loss. The Company estimates that the Dominican Republic facility was responsible for approximately 4% of the Company’s worldwide revenues in 2005.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.3	69.9	71.8
Selling, general and
administrative expenses	15.4	16.5	16.9
Fixed asset impairment	—	0.5	—
Interest income - net	0.5	0.3	0.2
Lawsuit proceeds	—	1.5	—
Earnings before provision for
income taxes	12.8	14.9	11.5
Income tax provision	3.5	1.9	2.8
Net earnings	9.3	13.0	8.7

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2005 compared	2004 compared
	with 2004	with 2003
Net sales	13.6%	19.9%
Cost of sales	17.6	16.7
Selling, general and administrative expenses	5.9	17.0
Net earnings	(18.2)	79.6

Sales

Net sales increased 13.6% from $190.0 million during the year ended December 31, 2004 to $215.9 million during the year ended December 31, 2005. The Company attributes the increase to increased module sales of $14.4 million of which $10.6 million is attributable to the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $6.6 million in such sales, of which $1.4 million is attributable to the acquisition of Netwatch and strong demand for magnetic sales resulting in an increase of $4.9 million in such sales, while circuit protection sales remained substantially unchanged. Excluding 2005 acquisitions, Bel had an organic sales increase of 7.3% for the year.

The significant components of the Company's revenues for the year ended December 31, 2005 were magnetic products of $127.2 million (as compared with $122.4 million during the year ended December 31, 2004), interconnect products of $40.7 million (as compared with $34.0 million during the year ended December 31, 2004), module products of $28.2 million (as compared with $13.8 million during the year ended December 31, 2004 and circuit protection products of $19.8 million(as compared with 19.8 million during the year ended December 31, 2004.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company cannot predict with any degree of certainty sales revenue for 2006. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (15.2%) of total sales during the year ended December 31, 2005. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Net sales increased 19.9% from $158.5 million during 2003 to $190.0 million during 2004. The Company attributes a portion of this increase to sales of approximately $15.2 million from Insilco’s Passive Components Group during the first quarter of 2004, compared to $1.9 million during the first quarter of 2003. The acquisition took place on March 22, 2003. Additionally, the Company attributes the increase to strong demand for magnetics sales from Bel’s existing business, resulting in an increase of $11.0 million in such sales, increased module sales of $4.6 million and increased circuit protection sales of $2.4 million offset in part by decreases in interconnect product sales of $1.7 million.

The significant components of the Company's 2004 sales were from magnetic products of $122.4 million (as compared with $103.0 million during the year ended December 31, 2003), circuit protection of $19.8 million (as compared with $17.4 million during the year ended December 31, 2003), interconnect products of $34.0 million (as compared with $29.9 million during the year ended December 31, 2003), and module products of $13.8 million (as compared with $8.2 million during the year ended December 31, 2003).

Cost of Sales

Bel generally enters into processing arrangements with five independent third party contractors in the Far East. Costs are recorded as incurred for all products manufactured either at the Company's third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico.

Cost of sales as a percentage of net sales increased from 69.9 % during the year ended December 31, 2004 to 72.3% during the year ended December 31, 2005. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 2.1% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Galaxy products in 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products.

♦	The Company has also started to pay higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of goods sold.

♦
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease. The increasing sales also have an impact on the accelerated write off of intangibles related to contingent purchase price payments arising from the acquisition of Current Concepts.

Included in cost of sales are research and development expenses of $7.3 million and $7.3 million for the years ended December 31, 2005 and 2004, respectively.

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

The acquisition of Insilco’s Passive Components Group resulted in additional cost of sales in the amount of $10.7 million during the first three months of 2004. The acquisition took place on March 22, 2003.

In 2003, the Company reduced the manufacturing activities of its Fuse department in Hong Kong and moved those positions to the PRC. In Jersey City, Mexico, Macao and Europe, the Company reduced headcount.

Included in cost of sales are research and development expenses of $7.3 million and $8.4 million for the years ended December 31, 2004 and 2003, respectively. The principal reasons for the decrease in research and development expense from 2003 to 2004 are the closure of the Indiana research facility, and lower research and development costs in the Far East as many of these jobs were moved by the Company from Hong Kong to China and several positions were eliminated.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.5% during the year ended December 31, 2004 to 15.4% during the year ended December 31, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $1.8 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $1.1 million, including $0.6 million in Galaxy related expenses. In addition, the Company incurred a $.7 million increase in general and administrative expenses. This increase includes $1.8 million related to Galaxy, additional bad debt expense of approximately $0.3 million additional stock compensation expense of $0.2 million, arising from the Company’s restricted stock award plan, and additional amortization of identifiable intangibles in the amount of $.8 million principally arising from the acquisition of Galaxy. Of the $.8 million increase in amortization of intangibles $.7 million is included in the $1.8 million increase in general and administrative expenses related to Galaxy. The Company incurred increased Supplemental Executive Retirement Plan (“SERP”) costs of approximately $0.2 million as additional employees were added to the plan. This was offset in part by lower employment costs of $0.6 million due to reduced bonuses and lower professional fees of $1.2 million due to lower Sarbanes-Oxley compliance costs.

During 2006, the Company will be required to expense share based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment. This charge will be principally included in selling, general and administrative expenses. The Company estimates an expense of approximately $1.2 million, net of taxes, for the year ended December 31, 2006. See "New Financial Accounting Standards" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding SFAS No. 123(R). This estimate, which assumes no additional option grants during 2006, represents a Forward Looking Statement. Factors which could cause this projection to be inaccurate include changes in employee termination estimates and/or tax laws.

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.9% during the year ended December 31, 2003 to 16.5% during the year ended December 31, 2004, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base.  The Company attributes the $4.5 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $1.5 million which includes salaries, commissions and related expenses. This increase relates to increased sales. Other cost increases relate to costs associated with Insilco operations of approximately $2.0 million which are included for the entire year 2004 as compared with approximately 9 months during 2003. In addition, the Company incurred a $1.5 million increase in professional fees, principally related to Sarbanes-Oxley compliance offset in part by $0.5 million in reduced severance, exchange rate losses and the write off of property in Indiana during 2003.

Fixed Asset Impairment

During the year ended December 31, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $660,000 during the year ended December 31, 2005 as compared to the comparable period in 2004. The increase is due primarily to increased earnings on cash and cash equivalent balances and marketable securities.

Interest income earned on cash and cash equivalents increased by approximately $285,000 during the year ended December 31, 2004 as compared to 2003. The increase is due primarily to increased earnings on higher cash and cash equivalent balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense increased by approximately $90,000 during the year ended December 31, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the loan during 2005 compared to 2004 and in part to the fact that during March 2005 the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. During October and November of 2005 the Company borrowed approximately $4.0 million against its line of credit. The loan was repaid during December, 2005. The loan bore interest at LIBOR plus .75% to 1.25% annually based on certain financial statement ratios maintained by the Company.

Interest expense increased by approximately $10,000 during the year ended December 31, 2004 compared to 2003. The increase is attributable to higher interest rates charged under the above mentioned $10 million loan for the entire year during 2004 versus nine months during 2003, offset in part by principal reductions of $500,000 per quarter during 2004.

Lawsuit Proceeds

During the year ended December 31, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2005 was $7.5 million compared to $3.6 million during the year ended December 31, 2004. The Company's earnings before income taxes for the year ended December 31, 2005 are approximately $0.6 million less than in 2004. The Company incurred higher taxes of approximately $3.1 million as a result of repatriating $70.6 million of foreign earnings during 2005. Additionally, the income tax effective rate is higher than the prior year’s provision primarily due to higher foreign taxes. Recent developments in Hong Kong suggest that the authorities are applying different standards in the treatment of offshore income. This was offset in part by the utilization of approximately $0.6 million in research and development tax credits and the utilization of a $0.1 million net operating loss carryforward tax benefit related to a foreign subsidiary. In addition, during the year ended December 31, 2004, the Company reversed tax accruals no longer required in the amount of approximately $0.4 million, utilized certain tax credits amounting to $0.8 million and utilized net operating loss carry forwards with a tax effect of approximately $0.1 million.

The provision for income taxes for the years ended December 31, 2004 and 2003 was $3.6 million and $4.4 million, respectively. The Company experienced increased earnings before income taxes for the year ended December 31, 2004, as compared with 2003. The income tax provision is lower than both the statutory federal income tax rate and the prior year provision primarily due to lower foreign tax rates, the reversal of accruals no longer required in the amount of approximately $0.4 million, the utilization of certain tax credits amounting to $0.8 million and the utilization of net operating loss carryforwards with a tax effect of approximately $0.1 million, the reduction of deferred taxes previously provided relative to the planned repatriation of foreign earnings of $6.3 million and the establishment of accruals relative to certain tax matters of $5.3 million. See Note 8 of Notes to Consolidated Financial Statements.

The Company conducts manufacturing activities in the Far East. More specifically, the Company has the majority of its products manufactured in the People’s Republic of China (“PRC”), Hong Kong and Macao and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, a portion of this entity’s income is deemed “offshore” and thus not fully taxable in Hong Kong. Although the statutory tax rate in Hong Kong is 17.5 percent, the Company generally pays an effective Hong Kong rate of less than 4 percent.

The Company also conducts manufacturing operations in Macao. Macao has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macao, was able to obtain a 10-year tax holiday in Macao, thereby reducing its effective Macao income tax rate from 16 percent to 8 percent. The tax holiday in Macao expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited with the intent to handle all of the Company’s sales to third party customers in Asia. Sales to third party customers will commence during the first quarter of 2006. Sales will consist of products manufactured in the PRC. The MCO will not be subject to Macao corporation income taxes. It is not possible at this time to determine the tax impact on the Company regarding the establishment of this new entity.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. During the year ended December 31, 2005, management has repatriated foreign earnings of approximately $70.6 million which are eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004. See Note 8 of Notes to Consolidated Financial Statements. As a result of the favorable tax treatment afforded the repatriation of controlled foreign corporation (“ CFC”) earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which results from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated, leaving deferred income taxes in the amount of approximately $1,342,000 recorded in such earnings to be repatriated.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $27,000, $54,000 and $236,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were charged to expense, and approximately ($669,000), $386,000 and $1,015,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities. Currently, due to the recent acquisitions of the Passive Components Group of Insilco Technologies, Inc. and Galaxy, the Company has borrowed money under a secured term loan and line of credit and has unused lines of credit as described below. Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

Previously, the Company had one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against this line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 31, 2008. During October 2005, the Company borrowed $4.0 million against the line of credit which was paid off during December 2005. As of December 31, 2005 there was no loan balance on the line of credit. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. The entire $20 million line of credit is available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded interest expense of approximately $325,000, $239,000 and $228,000, respectively.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at December 31, 2005. This line of credit expires on May 31, 2006. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to Company's Consolidated Financial Statements in this Annual Report on Form 10-K.

For information regarding the Company's 2005 acquisitions of Galaxy Power Inc. and Netwatch s.r.o. and the Company's 2003 acquisition of APC and the Passive Components Group of Insilco, see Item 1 of this Annual Report on Form 10-K.

For information regarding the Company’s proposed acquisition of the Merger Candidate, see Item 1 of this Annual Report on Form 10-K.

The Company is constructing an 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of December 31, 2005, the Company has paid approximately $1.3 million toward the construction. The Company expects to complete the construction during 2006.

During 2004, the Company completed construction of a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.0 million.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of December 31, 2005, the Company has also paid $177,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $828,000 on the Company's consolidated balance sheet at December 31, 2005.

Under the terms of the E-Power and Current Concepts acquisition agreements of May 11, 2001, the Company will be required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power. Current Concepts will be paid 16% of related sales on the first $10.0 million in sales through May 2007. During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $697,000, $354,000 and $209,000, respectively, in contingent purchase price payments to Current Concepts. The Company estimates that contingent payments to Current Concepts in 2006 should be approximately the same as in 2005. This estimate represents a Forward Looking Statement. The primary factor which could cause such estimate to be understated would be higher than anticipated demand for this product line. The contingent purchase price payments have been accounted for as additional purchase price and as an increase other intangibles when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2005, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company's cash and cash equivalents decreased by approximately $19.2 million, reflecting approximately $20.8 million used principally for acquisitions, $19.4 million for loan repayments, $7.8 million for the purchase of property, plant and equipment, $18.0 million for the purchase of marketable securities, and $2.2 million for payments of dividends offset, in part, by $31.3 million provided by operating activities (principally as a result of net income of $20.2 million and depreciation and amortization expense of $10.1 million), borrowings of $12.0 million, proceeds of $4.1 million from the exercise of stock options and $1.6 million in proceeds from the sale of marketable securities.

During the year ended December 31, 2004, the Company’s cash and cash equivalents increased by approximately $13.7 million, reflecting approximately $32.1 million provided by operating activities (principally as a result of net income of $24.7 million and depreciation expense of $9.0 million), $6.3 million provided from the sale of marketable securities and $3.9 million from proceeds from the exercise of stock options offset, in part, by $17.7 million for the purchase of marketable securities, $6.6 million for the purchase of property, plant and equipment, $2.0 million for loan repayments, $2.2 million for payment of dividends and $.4 million for contingent acquisition payments.

During 2003, the Company’s cash and cash equivalents decreased by approximately $1.5 million, reflecting approximately $36.3 million in payments for acquisitions, $3.1 million in purchases of property , plant and equipment, $5.0 million in purchase of marketable securities and $1.9 million in dividends offset, in part, by $8.5 million from net proceeds from borrowings (net of repayments), $4.9 million from the sale of marketable securities, $2.6 million provided by the exercise of stock options and $28.7 million provided by operating activities.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.7% and 58.6% of the Company's total assets at December 31, 2005 and December 31, 2004, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.5 to 1 and 5.0 to 1 at December 31, 2005 and December 31, 2004, respectively.

The following table sets forth at December 31, 2005 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,753,728	$1,753,728	$—	$—	$—
Contingent purchase price commitments	2,000,000	2,000,000	—
Operating leases	3,287,395	1,472,846	1,102,869	711,680
Raw material purchase obligations	12,016,161	12,016,161
Total	$19,057,284	$17,242,735	$1,102,869	$711,680	$—

For information on the contingent purchase price commitments, see Note 3 of Notes to Consolidated Financial Statements.

The Company is required to pay the SERP obligations at the occurrence of certain events. As of December 31, 2005 the SERP had an unfunded benefit obligation of approximately $3.5 million.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt or equity. If the Company borrows money to finance acquisitions, this would likely decrease the Company’s ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants. Under its existing credit facility, the Company is required to obtain its lender’s consent for certain additional debt financing, to comply with other covenants including the application of specific financial ratios, and may be restricted from paying cash dividends on its common stock. The Company cannot assure that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

New Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" , that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company will account for the stock-based compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 increased the provision for income taxes $3.1 million during the year ended December 31, 2005.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 increased the provision for income taxes $3.1 million during the year ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments — The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Macao Pataca, the Chinese Renminbi, Euros and British Pounds. Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the Galaxy Power business, which was acquired on March 22, 2005, and whose financial statements reflect total assets and net sales constituting 2.7% and 4.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting at the Galaxy Power business.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2006

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$51,997,634	$71,197,891
Marketable securities	38,463,108	23,120,028
Accounts receivable - less allowance for doubtful
accounts of $1,107,000 and $1,610,000 at
December 31, 2005 and 2004, respectively	39,304,984	33,247,911
Inventories	32,947,103	29,101,060
Prepaid expenses and other current
assets	1,691,017	2,404,718
Assets held for sale	828,131	696,013
Total Current Assets	165,231,977	159,767,621

Property, plant and equipment - net	42,379,356	41,244,759

Deferred income taxes	3,901,000	—
Intangible assets - net	2,782,188	2,691,682
Goodwill	22,427,934	9,881,854
Prepaid pension costs	1,655,362	1,127,941
Other assets	3,678,100	3,062,714
TOTAL ASSETS	$242,055,917	$217,776,571

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$2,000,000
Accounts payable	14,560,827	8,814,161
Accrued expenses	10,667,558	10,293,576
Deferred income taxes	1,412,000	3,322,000
Income taxes payable	9,840,295	7,172,955
Dividends payable	548,000	541,000
Total Current Liabilities	37,028,680	32,143,692

Long-term Liabilities:
Minimum pension obligation	3,450,688	2,261,583
Long-term debt - net of current portion	—	4,500,000
Deferred income taxes	—	410,000
Total Long-term Liabilities	3,450,688	7,171,583
Total Liabilities	40,479,368	39,315,275

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	—	—
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,013,264
and 8,660,589 shares, respectively
(net of 3,218,310 treasury shares)	901,327	866,059
Additional paid-in capital	31,713,608	21,989,174
Retained earnings	167,991,188	149,949,283
Deferred stock-based compensation	(3,562,709)	—
Cumulative other comprehensive
income	4,262,867	5,386,512
Total Stockholders' Equity	201,576,549	178,461,296
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$242,055,917	$217,776,571

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

Net Sales	$215,915,756	$190,021,953	$158,497,502

Costs and expenses:
Cost of sales	156,146,724	132,776,304	113,812,860
Selling, general and administrative	33,151,672	31,301,722	26,757,349
Fixed asset impairment	—	1,032,786	—
	189,298,396	165,110,812	140,570,209

Income from operations	26,617,360	24,911,141	17,927,293
Interest expense	(324,802)	(238,552)	(228,459)
Interest income	1,422,719	763,000	477,860
Lawsuit proceeds	—	2,935,000	—

Earnings before provision for income taxes	27,715,277	28,370,589	18,176,694
Income tax provision	7,482,000	3,649,000	4,413,000
Net earnings	$20,233,277	$24,721,589	$13,763,694

Earnings per common share - basic	$1.76	$2.19	$1.25

Earnings per common share - diluted	$1.75	$2.15	$1.24

Weighted average common shares
outstanding - basic	11,510,175	11,283,750	11,020,916
Weighted average common shares
outstanding - diluted	11,593,258	11,511,095	11,133,471

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other				Deferred
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Balance, January 1, 2003	$130,659,147		$115,632,819	$(50,132)	$267,623	$826,149	$13,982,688	$—

Exercise of stock
options	2,580,224				2,544	19,920	2,557,760
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	812,000						812,000
Cash dividends on Class A
common stock	(322,234)		(322,234)
Cash dividends on Class B
common stock	(1,667,586)		(1,667,586)
Currency translation
adjustment - net of taxes	1,014,808	$1,014,808		1,014,808
Increase in unrealized gain or
loss on marketable securities
-net of taxes	14,900	14,900		14,900
Net earnings	13,763,694	13,763,694	13,763,694
Comprehensive income		$14,793,402

Balance, December 31, 2003	146,854,953		127,406,693	979,576	270,167	846,069	17,352,448	—

Exercise of stock
options	3,891,266				101	19,990	3,871,175
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	765,551						765,551
Cash dividends on Class A
common stock	(430,707)		(430,707)
Cash dividends on Class B
common stock	(1,748,292)		(1,748,292)
Currency translation
adjustment - net of taxes	386,257	$386,257		386,257
Increase in unrealized gain or
loss on marketable securities
-net of taxes	4,020,679	4,020,679		4,020,679
Net earnings	24,721,589	24,721,589	24,721,589
Comprehensive income		$29,128,525

Balance, December 31, 2004	178,461,296		149,949,283	5,386,512	270,268	866,059	21,989,174	—

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Exercise of stock
options	4,115,508					20,028	4,095,480
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	429,802						429,802	—
Cash dividends on Class A
common stock	(430,940)		(430,940)
Cash dividends on Class B
common stock	(1,760,432)		(1,760,432)
Issuance of restricted
common stock	5,214,392					15,240	5,199,152
Deferred stock-based
compensation - net of taxes	(3,810,840)							(3,810,840)
Currency translation
adjustment - net of taxes	(669,153)	$(669,153)		(669,153)
Decrease in unrealized gain or
loss on marketable securities
-net of taxes	(454,492)	(454,492)		(454,492)
Stock-based compensation
expense	248,131							248,131
Net earnings	20,233,277	20,233,277	20,233,277
Comprehensive income		$19,109,632

Balance, December 31, 2005	$201,576,549		$167,991,188	$4,262,867	$270,268	$901,327	$31,713,608	$(3,562,709)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating
activities:
Net income	$20,233,277	$24,721,589	$13,763,694
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	10,104,373	9,025,364	8,374,918
Fixed asset impairment	—	1,032,786	364,843
Other	1,712,000	1,238,000	812,000
Deferred income taxes	(3,602,000)	(4,986,000)	1,591,000
Changes in operating assets
and liabilities (net of acquisitions)	2,825,445	1,077,010	3,759,738
Net Cash Provided by
Operating Activities	31,273,095	32,108,749	28,666,193

Cash flows from investing activities:
Purchase of property, plant
and equipment	(7,745,817)	(6,578,658)	(3,119,321)
Purchase of marketable
securities	(17,998,601)	(17,723,615)	(4,953,449)
Payment for acquisitions - net of
cash acquired	(20,807,083)	(353,464)	(36,277,457)
Proceeds from repayment
by contractors	—	29,000	29,000
Proceeds from sale of
marketable securities	1,621,603	6,345,595	4,904,875
Proceeds from sale of
building	252,587	—	—
Net Cash Used in
Investing Activities	(44,677,311)	(18,281,142)	(39,416,352)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2005	2004	2003

Cash flows from financing
activities:
Proceeds from borrowings	12,000,000	—	10,000,000
Loan repayments	(19,360,694)	(2,000,000)	(1,500,000)
Proceeds from exercise of
stock options	4,115,508	3,891,266	2,580,224
Dividends paid to common
shareholders	(2,183,371)	(2,168,258)	(1,871,494)
Net Cash (Used In) Provided By
Financing Activities	(5,428,557)	(276,992)	9,208,730
Effect of exchange rate changes on cash	(367,484)	186,124	—

Net Increase (decrease) in
Cash and Cash Equivalents	(19,200,257)	13,736,739	(1,541,429)
Cash and Cash Equivalents
- beginning of year	71,197,891	57,461,152	59,002,581
Cash and Cash Equivalents
- end of year	$51,997,634	$71,197,891	$57,461,152

Changes in operating assets
and liabilities (net of acquisitions) consist of:
(Increase) decrease in accounts
receivable	$(2,638,200)	$(2,671,513)	$1,763,149
(Increase) decrease in inventories	(1,145,242)	(2,774,275)	2,043,609
(Increase) decrease in prepaid
expenses and other
current assets	809,821	(700,243)	(1,187,276)
Decrease in prepaid taxes	—	—	681,887
(Increase) decrease in other assets	(383,980)	(738,878)	(425,880)
Increase (decrease) in
accounts payable	3,629,923	1,299,301	(295,887)
Increase in income taxes payable	3,071,828	6,946,523	792,432
(Decrease) increase in
accrued expenses	(518,705)	(283,905)	387,704
	$2,825,445	$1,077,010	$3,759,738

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Year Ended December 31,
	2005	2004	2003

Supplementary information:
Cash paid during the year for:
Income taxes	$6,578,000	$2,128,000	$1,031,000
Interest	$325,000	$239,000	$228,000

Details of acquisitions:
Fair value of assets acquired (excluding
cash of $311,856 in 2005 and $799,000
in 2003)	$6,167,138	$—	$35,853,854
Intangibles	2,657,518	353,464	6,870,724
Goodwill	12,456,080	—	—
	21,280,736	353,464	42,724,578

Less: Cash on deposit in 2002	—	—	(6,447,121)
Amounts due on acquisition payment	(473,653)	—	—
Cash paid for acquisitions	$20,807,083	$353,464	$36,277,457

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2005 and December 31, 2004, cash equivalents approximated $13,444,000 and $38,355,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency losses were $27,000, $54,000 and $236,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and have been expensed in the consolidated statement of operations.

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

REVENUE RECOGNITION -The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

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

Except for a portion of foreign earnings that have been repatriated, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of earnings. See Note 8 of Notes to Consolidated Financial Statements.

During 2005, the Company repatriated approximately $70.6 million of foreign subsidiary earnings to take advantage of the temporary 85% dividends received deductions for cash dividends in excess of the historical "base-period" average. This favorable tax treatment created under the American Jobs Creation Act of 2004 expired on December 31, 2005. The dividend repatriation resulted in an additional income tax of approximately $3.1 million, which was recorded during the year ended December 31, 2005.

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

STOCK-BASED COMPENSATION - The Company has two stock-based compensation plans under which incentive stock-options and restricted stock awards are granted to employees and directors. The Company accounts for stock option grants issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 Opinion requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" .

During 2005, the Company issued 152,400 class B common shares under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in compensation expense of $179,295, net of tax benefit, for the year ended December 31, 2005. The balance of $3,562,709 of deferred stock-based compensation, net of taxes, is included within Stockholders’ Equity on the Company’s consolidated balance sheets.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002. The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005. Thereafter, the Company will account for stock based compensation under SFAS No. 123(R), “Share-based Payment”. The Company will account for the compensation costs prospectively at the time of adoption.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2005	2004	2003
Net earnings - as reported	$20,233,277	$24,721,589	$13,763,694
Add: Stock-based compensation
expense included in net income,
net of taxes, as reported	179,295	—	—
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	(643,472)	(1,125,427)	(2,080,375)
Net earnings- pro forma	$19,769,100	$23,596,162	$11,683,319
Earnings per common share -
basic-as reported	$1.76	$2.19	$1.25
Earnings per common share -
basic-pro forma	$1.72	$2.09	$1.06
Earnings per common share -
diluted-as reported	$1.75	$2.15	$1.24
Earnings per common share -
diluted-pro forma	$1.71	$2.04	$1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: dividends yield of 0.9% and 0.9%, expected volatility of 35% and 54% for Class B; risk-free interest rate of 5% and 2% and expected lives of 5 years. No options were granted during the year ended December 31, 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $7.3 million, $7.3 million and $8.4 million, respectively.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	2005	2004	2003

Weighted average shares outstanding - basic	11,510,175	11,283,750	11,020,916
Dilutive impact of stock options and
unvested restricted stock awards	83,083	227,345	112,555
Weighted average shares oustanding - diluted	11,593,258	11,511,095	11,133,471

During the years ended December 31, 2005, 2004 and 2003, respectively, 20,000, 24,000 and 209,600 outstanding options were not included in the foregoing computations because they were antidilutive.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company will account for stock-based compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) is expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB Statement No. 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 increased the provision for income taxes approximately $3.1 million during the year ended December 31, 2005.

In December 2004, the FASB staff issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 increased the provision for income taxes approximately $3.1 million during the year ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4 . SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

2.	ACQUISITIONS

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, the Czech Republic, for approximately $1.9 million in cash of which $0.5 million is due to the sellers by June 30, 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Purchase price allocations have been estimated by management, and are preliminary . Management has estimated approximately $1.0 million of goodwill arose from the transaction which is included in the Company’s European reporting unit.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operation of Netwatch s.r.o. have been included in the Company’s consolidated financial statements from June 30, 2005.

There was no in process research and development acquired as part of this acquisition.

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. Galaxy is a designer and manufacturer of high-density DC-DC converters for distributed power and telecommunication applications. Purchase price allocations have been initially estimated by management and are preliminary and subject to adjustment. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.5 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's consolidated financial statements from March 22, 2005.

There was no in process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands, except per share data):
	Years Ended
	December 31,
	2005	2004
Net sales	$221,227	$212,331
Net earnings	20,026	25,419
Earnings per share - diluted	1.74	2.21

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2003, 2004 and 2005. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o., as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	12,456,080
Intangible assets	1,960,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)
Net assets acquired	$20,895,044

On March 22, 2003, the Company acquired certain assets (including cash acquired of $799,000), subject to certain liabilities, and common shares of certain entities comprising the Passive Components Group of Insilco Technologies, Inc. ("Insilco") for $37.0 million in cash, including transaction costs of approximately $1.4 million. This acquisition included the Stewart Connector Systems Group (“Stewart”), InNet Technologies (“InNet”) and the Signal Transformer Group (“Signal Transformer”). The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering various independent formal appraisals. Approximately $1.6 million of identifiable intangible assets (patents) arose from this transaction; such intangible assets are being amortized on a straight-line basis over a period of five years. In addition, $2.9 million has been attributed to goodwill. Patents having a carrying value of $1.6 million and goodwill of $0.8 million have been included in the Company's Asia reporting unit. Goodwill of $1.5 million and $0.6 million has been included in the Company's North America and European reporting units, respectively.

Effective January 2, 2003, the Company entered into an asset purchase agreement with Advanced Power Components plc ("APC") to purchase the communication products division of APC for $5.5 million in cash plus the assumption of certain liabilities. The Company was required to make contingent payments equal to 5% of sales (as defined) in excess of $5.5 million per year for the years 2003 and 2004. No contingent purchase price payment amounts are due as of December 31, 2004, which was the expiration for the contingent payments. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Goodwill of approximately $2.1 million has been included in the Company's Asia reporting segment.

There was no in process research and development acquired as part of these acquisitions.

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $2,567,000, $1,299,000 and $976,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. E-Power will be paid $2.0 million in contingent purchase price payments if sales, as defined, reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent price consideration was earned by E-Power. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $697,000, $354,000 and $209,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated depreciation, for the years ended December 31, 2005 and 2004 are as follows:
	Total	Asia	North America	Europe

Balance, January 1, 2004	$9,881,854	$6,407,435	$2,869,092	$605,327
Goodwill allocation
related to acquisitions	—	—	—	—
Balance, December 31, 2004	9,881,854	6,407,435	2,869,092	605,327

Goodwill allocation
related to acquisitions	12,546,080	—	11,543,846	1,002,234
Balance, December 31, 2005	$22,427,934	$6,407,435	$14,412,938	$1,607,561

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

December 31, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product Information	$2,935,000	$1,812,853	$2,653,000	$1,634,566	$282,000	$178,287
Customer relationships	1,160,000	178,833	—	—	1,160,000	178,833
Covenants not-to-compete	5,021,034	4,342,160	4,221,034	3,813,589	800,000	528,571
	$9,116,034	$6,333,846	$6,874,034	$5,448,155	$2,242,000	$885,691

December 31, 2004
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product Information	$2,935,000	$1,338,765	$2,653,000	$1,188,654	$282,000	$150,111
Covenants not-to-compete	3,523,516	2,428,069	3,523,516	2,428,069	—	—
Supply agreement	2,660,000	2,660,000	1,409,800	1,409,800	1,250,200	1,250,200
	$9,118,516	$6,426,834	$7,586,316	$5,026,523	$1,532,200	$1,400,311

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2006	$1,282,901
2007	675,277
2008	400,287
2009	293,569
2010	104,196

4.    MARKETABLE SECURITIES

The Company has acquired a total of 4,600,000 shares of the common stock of a publicly-held company (“Merger Candidate”) at a total purchase price of $14,393,032. The Merger Candidate had a market capitalization of approximately $363 million as of February 23, 2006. These purchases are reflected on the Company’s consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2005, the Company has recorded an unrealized gain, net of income taxes, of approximately $0.6 million which is included in other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of the Merger Candidate, or $1 million, whichever is lower. As of December 31, 2005, the Company has accrued a fee in the amount of approximately $0.2 million. Such amount has been deferred within other assets. If the proposed acquisition of the Merger Candidate is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated statement of cash flows as purchases of marketable securities and are reflected on the Company's consolidated balance sheet as marketable securities. As of December 31, 2005 and 2004, the Company has recorded an unrealized gain, net of income taxes, of approximately $2.9 million and $4.0 million, which is included in other comprehensive income as stated in the consolidated statement of stockholders' equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower. As of December 31, 2005, the Company has accrued a fee in the amount of approximately $0.9 million. Such amount has been deferred within other assets. If the proposed acquisition of Artesyn is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful. On February 2, 2006, Artesyn announced that it had entered into an agreement to be acquired by Emerson Network Power for $11.00 per share in cash. Artesyn has stated that the consummation of the agreement is subject to customary regulatory approvals and approval by Artesyn’s shareholders. Based on the current terms of the agreement, the Company expects to recognize a gain of approximately $3.2 million, net of tax and investment banker’s advisory fees. Such gain will be recognized upon the closing of the transaction. The Company also expects to pay bonuses to key employees in connection with this transaction.

At December 31, 2005 and 2004, respectively, marketable securities have a cost of approximately $32,893,000 and $16,516,000, an estimated fair value of approximately $38,463,000 and $23,120,000 and gross unrealized gains of approximately $5,570,000 and $6,604,000. Such unrealized gains are included, net of tax, in other comprehensive income.

5.    INVENTORIES

The components of inventories are as follows:

	December 31,
	2005	2004
Raw material	$19,342,703	$15,236,393
Work in progress	2,515,174	1,607,052
Finished goods	11,089,226	12,257,615
	$32,947,103	$29,101,060

6.    IMPAIRMENT LOSS AND RESTRUCTURING CHARGES

Restructuring Charges

During the year ended December 31, 2005, the Company did not incur any severance costs. During the years ended December 31, 2004 and 2003, the Company incurred approximately $50,000 and $700,000, respectively, of severance costs. These expenses are included as a component of cost of sales and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

Fixed Asset Impairment

During the year ended December 31, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
Land	$3,348,788	$3,274,641
Buildings and improvements	25,168,168	23,858,419
Machinery and equipment	73,418,183	66,945,194
	101,935,139	94,078,254
Less accumulated depreciation	59,555,783	52,833,495

	$42,379,356	$41,244,759

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $7,537,000, $7,726,000 and $7,400,000, respectively.

During 2005, property held for sale was reclassified from property, plant and equipment in the amount of $828,131 and $696,013, as of December 31, 2005 and 2004, respectively, to assets held for sale, a current asset on the accompanying consolidated balance sheets. The Company presently anticipates the sale to take place by June 30, 2006. The Company expects to reflect a gain on the sale but the amount can not be determined at this time.

8.    INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$4,590,000	$3,524,000	$1,004,000
Foreign	6,250,000	5,234,000	1,624,000
State	244,000	(123,000)	194,000
	11,084,000	8,635,000	2,822,000
Deferred:
Federal and state	(1,420,000)	(1,586,000)	1,031,000
Foreign	(2,182,000)	(3,400,000)	560,000
	(3,602,000)	(4,986,000)	1,591,000

	$7,482,000	$3,649,000	$4,413,000

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2005	2004	2003
Tax provision
computed at the Federal
statutory rate of 34%	$9,423,000	$9,646,000	$6,180,000
Increase (decrease) in
taxes resulting from:
Benefit relating to tax rate differential on foreign
earnings to be repatriated in 2005-net (1)	—	(1,017,000)
Repatriation of foreign earnings
net of foreign tax credit of $529,000	3,100,000
Different tax rates and permanent
differences applicable to
foreign operations	(5,250,000)	(3,380,000)	(2,467,000)
Utilization of foreign net operating loss
carryforward	—	(165,000)
Principally the utilization of research and
development tax credits	(630,000)	(1,413,000)
Reversal of a pre-acquisition tax benefit	399,000
Foreign valuation allowance	—	—	571,000
State (benefit) taxes, net of federal benefit	161,000	(81,000)	128,000
Other, net	279,000	59,000	1,000
	$7,482,000	$3,649,000	$4,413,000

(1)
Under the American Jobs Creation Act of 2004 (the "Act"), the Company has repatriated earnings from controlled foreign corporations ("CFC's") in the amount of $70,560,000 in order to take advantage of the temporary 85 percent dividends received deduction for cash dividends in excess of the historical "base-period" average. This results in an effective federal tax rate of approximately 5.0%. The election to repatriate these CFC earnings expired on December 31, 2005 and the dividend proceeds must meet a number of criteria as outlined in the Act to be eligible for the favorable tax rate. In prior years, the Company provided deferred taxes of approximately $7,668,000 on a portion of its CFC earnings which management concluded would likely be repatriated. As a result of the favorable tax treatment afforded the repatriation of CFC earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which results from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated leaving deferred income taxes in the amount of approximately $1,342,000 recorded pertaining to such earnings to be repatriated. In light of the planned repatriation during 2004 of CFC earnings in 2005, Management had identified certain domestic and foreign tax exposures relating to such operations. Such amount has been included in Income Taxes Payable in the accompanying consolidated balance sheet. Prior to the enactment of the Act, it was management’s intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 2004 and 2003. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, approximate $67.2 million at December 31, 2005. Estimated income taxes related to unrepatriated foreign earnings are $20.2_ million under the current tax law as the Act has expired.

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

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2005		2004
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred Tax Assets -
non-current:
United States net operating loss
carryforward	$4,316,000	$1,640,000	$—	$—
Restricted stock grants	5,214,000	1,472,000	—	—
Depreciation	(2,474,000)	(134,000)	—	—
Amortization	972,000	373,000	—	—
Other accruals	1,446,000	550,000	—	—
	$9,474,000	$3,901,000	$—	$—

Deferred Tax Liability -
current:
Unremitted earnings of
foreign subsidiaries not
permanently reinvested	$—	$—	$25,560,000	$1,342,000
Unrealized
appreciation/ depreciation
in marketable securities	5,661,000	2,151,000	6,604,000	2,642,000
Reserves and accruals	(2,352,000)	(739,000)	(1,655,000)	(662,000)
	$3,309,000	$1,412,000	$30,509,000	$3,322,000

Deferred Tax Liabilities-
non-current:
Depreciation	$—	$—	$13,371,000	$888,000
Amortization	—	—	(2,037,000)	(815,000)
Other temporary differences	—	—	843,000	337,000
	$—	$—	$12,177,000	$410,000

The Company was granted a ten year tax holiday in Macao which has an effective tax rate of 8% , which is 50% of the normal tax rate. Such holiday expired during 2004. At December 31, 2005 the Company had $764,000 of net operating loss carry-forwards which expires December 31, 2006. During the year 2005, the Company’s benefits from net operating losses were not material. During the year ended December 31, 2004, the Company used $1.1 million of net operating loss carry-forwards, which resulted in a tax savings of approximately $165,000. During the year 2003 this holiday provided no benefit to the Company as the entity incurred losses.

The remaining net operating loss carry-forward of approximately $5.6 million expired in 2004. Correspondingly, the valuation allowance, which was established for this net operating loss carryforward, is no longer required. The acquisition of Galaxy resulted in Galaxy having a net operating loss carry forward of approximately $5.4 million. This net operating loss carry forward arose principally from the non-qualified dispositions of stock options and warrants and expires during 2024.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited. Sales to third party customers will commence during the first quarter of 2006. Sales will consist of products manufactured in the PRC. The MCO will not be subject to Macao corporation income taxes. It is not possible at this time to determine the tax impact on the Company regarding the establishment of this new entity.

9.    DEBT

a.    Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. During October 2005, the Company borrowed $4 million against the line of credit. The outstanding balance was paid off in its entirety during December, 2005. There was no balance outstanding as of December 31, 2005. The entire $20 million line of credit is available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2005. The line of credit expires May 31, 2006. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

b.    Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded interest expense of approximately $325,000, $239,000 and $228,000, respectively.

See Note15 for information on unused credit facilities.

10.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2005	2004
Sales commissions	$1,812,135	$1,431,169
Investment banking commissions	1,105,510	1,000,000
Subcontracting labor	1,597,279	1,624,963
Salaries, bonuses and
related benefits	2,642,729	3,480,213
Other	3,509,905	2,757,231
	$10,667,558	$10,293,576

11.    BUSINESS SEGMENT INFORMATION

The Company operates in one industry and has three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	2005	2004	2003
Revenue from unrelated
entities and country
of Company's domicile:
North America	$69,089,000	$67,177,000	$51,218,000
Asia	131,104,000	109,011,000	88,253,000
Europe	15,723,000	13,834,000	19,027,000
	$215,916,000	$190,022,000	$158,498,000

Total Revenues:
North America	$80,836,000	$76,979,000	$63,033,000
Asia	151,992,000	132,224,000	114,025,000
Europe	16,967,000	15,194,000	12,076,000
Less intergeographic
revenues	(33,879,000)	(34,375,000)	(30,636,000)
	$215,916,000	$190,022,000	$158,498,000

Income from Operations:
North America	$4,020,000	$8,475,000	$3,511,000
Asia	22,391,000	15,805,000	13,771,000
Europe	206,000	631,000	645,000
	$26,617,000	$24,911,000	$17,927,000

Identifiable Assets:
North America	$150,807,000	$92,515,000
Asia	95,358,000	131,970,000
Europe	7,753,000	3,409,000
Less intergeographic
eliminations	(11,862,000)	(10,117,000)
	$242,056,000	$217,777,000

Capital Expenditures:
North America	$1,328,000	$736,000	$829,000
Asia	6,322,000	5,557,000	1,911,000
Europe	96,000	286,000	379,000
	$7,746,000	$6,579,000	$3,119,000

Depreciation and Amortizaion
expense:
North America	$2,526,000	$1,928,000	$1,775,000
Asia	7,364,000	6,966,000	6,399,000
Europe	214,000	131,000	201,000
	$10,104,000	$9,025,000	$8,375,000

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

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the People's Republic of China in the middle of 1997. The territory of Macao became a SAR of the People’s Republic of China at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in China will affect the Company's contractual arrangements in China. Substantially all of the Company's manufacturing operations and approximately 38% of its identifiable assets are located in The People's Republic of China and its SARs of Hong Kong and Macao. Accordingly, events which may result from the expiration of such leases, as well as any change in the "Most Favored Nation" status granted to China by the U.S., could have a material adverse effect on the Company.

The Company's research and development facilities are located in California, Massachusetts, Hong Kong, China and the United Kingdom. Research and development costs, which are expensed as incurred, amounted to $7.3 million in 2005, $7.3 million in 2004 and $8.4 million in 2003. The Company closed its Indiana facility during the second quarter of 2003.

The Company had sales to individual customers in excess of ten percent of consolidated net sales as follows in 2005, 2004 and 2003: The amount and percentages of the Company's sales to an individual customer each year were $32,844,000 (15.2%) in 2005, $22,062,000 (11.6%) in 2004 and $22,470,000 (14.2%) in 2003. The loss of such customers would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

12.    RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $437,000, $404,000 and $247,000, respectively. As of December 31, 2005, the plans owned 18,697 and 132,977 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $482,000, $447,000 and $631,000, respectively. As of December 31, 2005, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $699,000, $509,000 and $428,000, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions:

December 31,	2005	2004

Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,890,113	$2,637,902
Service cost	331,942	221,981
Interest cost	211,920	145,085
Plan amendments	444,684	—
Benefits paid	(37,500)	—
Actuarial (gains) losses	635,137	(114,855)
Projected benefit obligation at end of year	$4,476,296	$2,890,113

Funded status of plan:
Under funded status	$(4,476,296)	$(2,890,113)
Unrecognized net loss	869,673	259,218
Unrecognized prior service costs	1,811,297	1,497,253
Accrued pension cost	$(1,795,326)	$(1,133,642)

Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Company contributions	37,500	—
Benefit paid	(37,500)	—
Fair value of plan assets, end of year	$—	$—

Balance sheet amounts:
Accrued benefit liability	$3,450,688	$2,261,583
Intangible asset	1,655,362	1,127,941

The components of SERP expense are as follows:

December 31,	2005	2004	2003

Service cost	$331,942	$221,981	$217,875
Interest cost	211,920	145,085	104,719
Net amortization and deferral	155,322	142,363	105,110
Total SERP expense	$699,184	$509,429	$427,704

Assumption percentages:
Discount rate	5.50%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	4.00%

The accumulated benefit obligation for the SERP was $3,450,688 and $2,261,583 as of December 31, 2005 and 2004.

13.    STOCK INCENTIVE PLAN

Incentive Stock Options

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

Information regarding the Company’s Stock Option Plan for 2005, 2004, and 2003 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options out-
standing, begin-
ning of year	495,289	$23.17	712,600	$21.61	759,238	$19.23
Options exercised	(200,276)	$20.50	(200,911)	$19.37	(224,638)	$11.48
Options granted	—	$—	24,000	$37.00	200,000	$18.89
Options cancelled	(9,000)	$27.29	(40,400)	$22.71	(22,000)	$19.00
Options out-
standing, end
of year	286,013	$24.96	495,289	$23.17	712,600	$21.61
Options price
range at end
of year	$18.89 to $37.00		$17.00 to $37.00		$15.38 to $29.50
Options price
range for
exercised
shares	$17.00 to $29.50		$15.38 to $29.50		$5.75 to $19.52
Options available
for grant at end
of year	810,985		954,385		937,985
Weighted-
average fair
value of options
granted during
the year	$—		$8.66		$8.03

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

		Weighted-
	Number Out-	Average	Weighted	Number	Weighted-
Range of	standing at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2005	Life	Price	2005	Price

$29.50	120,817	—	$29.50	60,817	$29.50
$19.52-$22.25	38,200	1 Year	$21.29	22,700	$21.29
$18.89	106,996	2 Years	$18.89	21,996	$18.89
$37.00	20,000	3 Years	$37.00	5,000	$37.00
	286,013			110,513

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Stock Option plan. The shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred stock-based compensation expense of $3.6 million associated with unearned shares under this plan as of December 31, 2005, is reported within Stockholders' equity on the Company's consolidated balance sheets, net of deferred tax benefit. Pretax compensation expense was $248,131 for the year ended December 31, 2005.

Through December 31, 2005, 152,400 shares, net of cancellations, have been awarded under this plan and all shares are unvested.

14.    COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of December 31, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 2, 2005, May 2, 2005, August 1, 2005, and November 1, 2005 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $433,450, $437,175, $439,450, and $442,356, respectively. On February 2, 2005, May 2, 2005, August 1, 2005 and November 1, 2005 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $422,474, $424,449, $431,470, and $432,406, respectively. During May 2004 the Company paid a dividend on Class B common stock in the amount of $26,860 in connection with a shortfall of prior payments. On February 2, 2004, May 2, 2004, August 2, 2004, and November 2, 2004 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,641, $107,641, $107,678, and $107,694, respectively.

15.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Years Ending
December 31,

2006	$1,473,000
2007	745,000
2008	357,000
2009	318,000
2010	394,000
$3,287,000

Rental expense was approximately $1,624,000, $1,433,000 and $1,450,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Facilities

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million including improvements. As of December 31, 2005 the Company has paid $1.3 million on the construction.

Legal Proceedings

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey corporation, and Bel Power, Inc., a Massachusetts corporation, v. Andrew Ferencz, Gregory Zovonar, Bernhard Schroter, EE2GO, Inc., a Massachusetts corporation, Howard E. Kaepplein and William Ng, Defendants brought in the Supreme Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc, the Company’s recent acquisition, and key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

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

During the year ended December 31, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

16.	SUBSEQUENT EVENT

On February 17, 2006, a fire resulted in the temporary closure of the Company’s leased manufacturing facility in San Cristobal, Dominican Republic. Management is implementing a recovery plan that may include temporarily shifting some production to other Company facilities. The Company maintains insurance for damage to this facility and some of its contents, as well as for business interruption. The Company does not believe it has adequate insurance to cover its entire loss. The Company estimates that the Dominican Republic facility was responsible for approximately 4% of the Company’s worldwide revenues in 2005. The facility contained property, equipment and inventory with a net book value of approximately $2.3 million at the time of the fire. After insurance proceeds, the Company estimates an out of pocket charge of approximately $1,000,000.

CONDENSED SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net sales	$45,438,285	$57,545,421	$56,247,745	$56,684,305	$215,915,756
Gross profit	12,749,474	16,853,324	15,827,945	14,338,289	59,769,032
Net earnings	4,313,365	6,668,675	5,986,397	3,264,840	20,233,277
Earnings
per share
- basic (1)	$0.38	$0.58	$0.52	$0.28	$1.76
Earnings
per share -
diluted (1)	$0.38	$0.58	$0.52	$0.28	$1.75

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

Net sales	$42,357,023	$48,390,242	$49,985,626	$49,289,062	$190,021,953
Gross profit	12,566,009	15,194,241	14,977,954	14,507,445	57,245,649
Net earnings	4,654,731	7,145,253	6,894,347	6,027,258	24,721,589
Earnings
per share
- basic (1)	$0.42	$0.64	$0.61	$0.52	$2.19
Earnings
per share -
diluted (1)	$0.41	$0.63	$0.60	$0.51	$2.15

(1)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D			Column E	Column F
		Charged	Additions
	Balance at	to profit	Charged				Balance
	beginning	and loss	to other			Deductions	at close
Description	of period	or income	accounts			(describe)(a)	of period

Year ended December 31, 2005
Allowance for doubtful
accounts	$1,610,000	$275,000	$25,000	(a	)	$803,000	$1,107,000
Allowance for excess and
obsolete inventory	$5,471,000	$867,000	$475,000	(c	)	$1,796,000	$5,017,000
Year ended December 31, 2004
Allowance for doubtful
accounts	$1,976,000	$233,000	$65,000	(a	)	$664,000	$1,610,000
Allowance for excess and
obsolete inventory	$5,679,000	$1,250,000	$43,000	(c	)	$1,501,000	$5,471,000
Year ended December 31, 2003
Allowance for doubtful
accounts	$945,000	$(77,000)	$2,308,000	(b	)	$1,200,000	$1,976,000
Allowance for excess and
obsolete inventory	$3,136,000	$863,000	$3,320,000	(b	)	$1,640,000	$5,679,000

(a)	Write offs.
(b)	For the year ended 2003, these amounts represent the reserves established at date of acquisition of the Passive Components Group of Insilco Technologies, Inc.
(c)	For the year ended 2004 these amounts represent foreign exchange rate changes.

S-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2006 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2006 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2006 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.	Certain Relationships and Related Transactions

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2006 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.	Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2006 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Page

(a)	Financial Statements

1.	Financial statements filed as a part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2 - F-3

	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2005	F-4

	Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2005	F-5 - F-6

	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2005	F-7 - F-9

	Notes to Consolidated Financial Statements	F- 10 - F-39

	Selected Quarterly Financial Data - Years Ended December 31, 2005 and 2004 (Unaudited)	F-40

2.	Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

3.1	Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2
By-laws, as amended, are incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-2 (Registration No. 33-16703) filed with the Securities and Exchange Commission on August 25, 1987.

10.1
Agency agreement dated October 1, 1988 between Bel Fuse Ltd. and Rush Profit Ltd. Incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

10.2
Contract dated March 16, 1990 between Accessorios Electronicos (Bel Fuse Macau Ltd.) and the Government of Macao. Incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

10.6
Amendment No. 1 dated as of July 26, 2005, to the Registrant's Amended and Restated Credit and Guarantee Agreement dated as of March 21, 2003. Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2005.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.:

10.7
Agreement and Plan of Merger dated as of March 4, 2005 by and among Bel Fuse, Inc., Bel Westboro, Inc. and Galaxy Power, Inc. Incorporated by reference to exhibit 2.1 of the Company's Form 8-K dated March 7, 2005.

10.8
Contract for Purchase and Sale of Real Estate dated July 15, 2004 between Bel Fuse Inc. and Fields Development Group Co .Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2004.

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

BEL FUSE, INC.

Dated: March 15, 2006	By:	/s/ DANIEL BERNSTEIN

Name: Daniel Bernstein Title: President, Chief Executive Officer and Director

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

Signature	Title	Date

/S/ Daniel Bernstein	President, Chief Executive Officer and Director	March 15, 2006
Daniel Bernstein

/s/ Howard Bernstein	Director	March 15, 2006
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 15, 2006
Robert H. Simandl

/s/ Peter Gilbert	Director	March 15, 2006
Peter Gilbert

/s/ John Tweedy	Director	March 15, 2006
John Tweedy

/s/ John Johnson	Director	March 15, 2006
John Johnson

/s/ Avi Eden	Director	March 15, 2006
Avi Eden

/s/ Colin Dunn	Vice-President - Finance and Secretary
Colin Dunn		March 15, 2006