Form 10-Q
period 2006-03-31
BEL FUSE INC /NJ
filed 2006-05-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-12 of the Exchange Act.

☐ Large accelerated filer   ☒ Accelerated filer  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

At May 1, 2006, there were 2,702,677 shares of Class A Common Stock, $0.10 par value, outstanding and 9,067,178 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,250,439	$51,997,634
Marketable securities	43,200,591	38,463,108
Accounts receivable - less allowance for doubtful
accounts of $1,008,000 and $1,107,000 at
March 31, 2006 and December 31, 2005, respectively	39,880,962	39,304,984
Inventories	35,694,948	32,947,103
Prepaid expenses and other current
assets	3,201,557	1,691,017
Assets held for sale	828,131	828,131
Total Current Assets	176,056,628	165,231,977

Property, plant and equipment - net	42,712,791	42,379,356

Deferred income taxes	3,937,000	3,901,000
Intangible assets - net	2,835,585	2,782,188
Goodwill	24,117,742	22,427,934
Prepaid pension costs	1,655,362	1,655,362
Other assets	3,758,279	3,678,100
TOTAL ASSETS	$255,073,387	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,065,730	$14,560,827
Accrued expenses	11,416,322	10,667,558
Deferred income taxes	2,810,000	1,412,000
Income taxes payable	10,177,678	9,840,295
Dividends payable	552,000	548,000
Total Current Liabilities	42,021,730	37,028,680

Long-term Liabilities:
Minimum pension obligation	3,660,114	3,450,688
Total Liabilities	45,681,844	40,479,368

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	—	—
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,769 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,065,178
and 9,013,264 shares, respectively
(net of 3,218,307 treasury shares)	906,518	901,327
Additional paid-in capital	29,911,819	31,713,608
Retained earnings	171,440,521	167,991,188
Deferred stock-based compensation	—	(3,562,709)
Accumulated other comprehensive income	6,862,417	4,262,867
Total Stockholders' Equity	209,391,543	201,576,549
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$255,073,387	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net Sales	$54,626,248	$45,438,285

Costs and expenses:
Cost of sales	39,986,889	32,688,811
Selling, general and administrative	9,377,185	7,221,303
Casualty loss	963,791	—
	50,327,865	39,910,114

Income from operations	4,298,383	5,528,171
Interest expense and other costs	(115,680)	(67,150)
Interest income	512,596	225,344

Earnings before provision for income taxes	4,695,299	5,686,365
Income tax provision	698,000	1,373,000
Net earnings	$3,997,299	$4,313,365

Earnings per common share - basic	$0.34	$0.38

Earnings per common share - diluted	$0.34	$0.38

Weighted average common shares
outstanding - basic	11,749,645	11,371,677

Weighted average common shares
outstanding - diluted	11,813,017	11,507,499

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other				Deferred
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Balance, January 1, 2005	$178,461,296		$149,949,283	$5,386,512	$270,268	$866,059	$21,989,174	$—

Exercise of stock
options	4,115,508					20,028	4,095,480
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	429,802						429,802	—
Cash dividends on Class A
common stock	(430,940)		(430,940)
Cash dividends on Class B
common stock	(1,760,432)		(1,760,432)
Issuance of restricted
common stock	5,214,392					15,240	5,199,152
Deferred stock-based
compensation - net of taxes	(3,810,840)							(3,810,840)
Currency translation
adjustment - net of taxes	(669,153)	$(669,153)		(669,153)
Decrease in unrealized gain or
loss on marketable securities
-net of taxes	(454,492)	(454,492)		(454,492)
Stock-based compensation
expense - net of taxes	248,131							248,131
Net earnings	20,233,277	20,233,277	20,233,277
Comprehensive income		$19,109,632

Balance, December 31, 2005	201,576,549		167,991,188	4,262,867	270,268	901,327	31,713,608	(3,562,709)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Exercise of stock
options	1,358,556					5,191	1,353,365
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	107,105						107,105
Cash dividends on Class A
common stock	(107,735)		(107,735)
Cash dividends on Class B
common stock	(440,231)		(440,231)
Issuance of restricted
common stock
Currency translation
adjustment - net of taxes	91,879	$91,879		91,879
Increase in unrealized gain or
loss on marketable securities
-net of taxes	2,507,671	2,507,671		2,507,671
Stock-based compensation
expense	300,450						113,250	187,200
Adoption of SFAS 123 (R)	—						(3,375,509)	3,375,509
Net earnings	3,997,299	3,997,299	3,997,299
Comprehensive income		$6,596,849

Balance, March 31, 2006	$209,391,543		$171,440,521	$6,862,417	$270,268	$906,518	$29,911,819	$—

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2006
	2006	2005
Cash flows from operating
activities:
Net income	$3,997,299	$4,313,365
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	2,519,445	2,039,027
Casualty loss	963,791	—
Stock-based compensation	373,970	—
Excess tax benefits from share-based
payment arrangements	(107,105)	—
Other	297,874	335,716
Deferred income taxes	(638,000)	(118,000)
Changes in operating assets
and liabilities (net of acquisitions)	(2,545,566)	5,844,168
Net Cash Provided by
Operating Activities	4,861,708	12,414,276

Cash flows from investing activities:
Purchase of property, plant
and equipment	(2,472,483)	(824,843)
Purchase of marketable
securities	—	(643,424)
Payment for acquisitions - net of
cash acquired	(2,178,276)	(18,803,978)
Proceeds from sale of
marketable securities	93,500	—
Net Cash Used in
Investing Activities	(4,557,259)	(20,272,245)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from financing
activities:
Proceeds from borrowings	—	8,000,000
Loan repayments	—	(1,360,694)
Proceeds from exercise of
stock options	1,358,556	776,900
Dividends paid to common
shareholders	(552,000)	(541,000)
Excess tax benefits from share-based
payment arrangements	107,105	—
Net Cash Provided By
Financing Activities	913,661	6,875,206

Effect of exchange rate changes on cash	34,695	(128,841)

Net Increase (decrease) in
Cash and Cash Equivalents	1,252,805	(1,111,604)
Cash and Cash Equivalents
- beginning of year	51,997,634	71,197,891
Cash and Cash Equivalents
- end of year	$53,250,439	$70,086,287

Changes in operating assets
and liabilities (net of acquisitions) consist of:
(Increase) decrease in accounts
receivable	$(572,712)	$2,586,069
(Increase) decrease in inventories	(2,849,918)	799,766
Increase in prepaid
expenses and other
current assets	(1,510,540)	(160,393)
(Increase) decrease in other assets	(574,188)	124,490
Increase in
accounts payable	2,500,286	3,780,810
Increase (decrease) in income taxes payable	444,488	(20,288)
Increase (decrease) in accrued expenses	17,018	(1,266,286)
	$(2,545,566)	$5,844,168

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Supplementary information:
Cash paid during the year for:
Income taxes	$556,000	$1,296,000
Interest	$27,232	$67,000

Details of acquisitions:
Fair value of assets acquired (excluding
cash of $92,702 in 2005	$—	$4,088,383
Intangibles	178,276	2,114,395
Goodwill	2,000,000	12,601,200
Cash paid for acquisitions	$2,178,276	$18,803,978

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition. All intercompany transactions and balances have been eliminated.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2006 and December 31, 2005, cash equivalents approximated $22,652,000 and $13,444,000, respectively.

MARKETABLE SECURITIES - The Company classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as accumulated other comprehensive income.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency (gains) losses were $41,000 and ($83,000) for the three months ended March 31, 2006 and 2005, respectively, and have been expensed in the consolidated statements of operations.

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

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed probable by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2006 and 2005, inventory on consignment was immaterial.

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

GOODWILL-The Company tests goodwill for impairment annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

For that portion of foreign earnings that have not been repatriated, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of earnings.

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

STOCK-BASED COMPENSATION - The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment". The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and for periods prior to January 1, 2006, the Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" .

During 2005, the Company issued 152,400 class B common shares under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in compensation expense of $187,000, net of tax benefit, for the three months ended March 31, 2006. The balance of $3,376,000 of deferred stock-based compensation, net of taxes, is included within paid-in-capital on the Company’s consolidated balance sheet. Additionally, stock based compensation expense related to incentive stock options amounted to $120,000, (pre-tax) for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three months ended March 31, 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months
Ended
March 31,
2005
Net earnings - as reported	$4,313,365
Add: Stock-based compensation
expense included in net income,
net of taxes, as reported
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	160,868
Net earnings- pro forma	$4,152,497
Earnings per common share -
basic-as reported	$0.38
Earnings per common share -
basic-pro forma	$0.37
Earnings per common share -
diluted-as reported	$0.38
Earnings per common share -
diluted-pro forma	$0.36

No options or other stock based compensation were granted during the three months ended March 31, 2006 and 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the three months ended March 31, 2006 and 2005 amounted to $1.6 million and $1.9 million, respectively.

EVALUATION OF LONG-LIVED ASSETS - The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

CASUALTY LOSS - During February 2006, the Company incurred a $964,000 pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at the Company's leased manufacturing facility in the Dominican Republic.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005

Weighted average shares outstanding - basic	11,749,645	11,371,677
Dilutive impact of stock options and
unvested restricted stock awards	63,372	135,822
Weighted average shares oustanding - diluted	11,813,017	11,507,499

During the three months ended March 31, 2006 and 2005, respectively, 16,000 and 24,000 outstanding options were not included in the foregoing computations because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, marketable securities, accounts receivable, accounts payable and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. Management believes that the carrying amount of bank debt is a reasonable estimate of its fair value.

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

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. Galaxy is a designer and manufacturer of high-density DC-DC converters for distributed power and telecommunication applications. Purchase price allocations have been initially estimated by management and are preliminary and subject to adjustment. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.2 million of goodwill and $2.6 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's consolidated financial statements from March 22, 2005.

There was no in process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2005 (in thousands, except per share data):

Three Months Ended
March 31,
2005
Net sales	$49,732
Net earnings	4,039
Earnings per share - diluted	0.35

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2005. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed combined balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o., as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	12,546,080
Intangible assets	1,960,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)
Net assets acquired	$20,985,044

3.	GOODWILL AND OTHER INTANGIBLES

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $795,000 and $315,000 for the three months ended March 31, 2006 and 2005, respectively.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million will be paid if such sales reach $25.0 million on a cumulative basis through May 2007. The contingent purchase price payments for E-Power are accounted for as additional purchase price and as an increase to goodwill when such payment obligations are incurred. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the three months ended March 31, 2006 and 2005, the Company paid approximately $178,000 and $114,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated depreciation, for the three months ended March 31, 2006 and the year ended December 31, 2005 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2005	$9,881,854	$6,407,435	$2,869,092	$605,327
Goodwill allocation
related to acquisitions	12,546,080	—	11,543,846	1,002,234
Balance, December 31, 2005	22,427,934	6,407,435	14,412,938	1,607,561

Goodwill allocation
related to acquisitions	1,689,808	2,000,000	(310,192)	-
Balance, March 31, 2006	$24,117,742	$8,407,435	$14,102,746	$1,607,561

The components of intangible assets other than goodwill by geographic reporting unit are as follows:
	December 31, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,812,853	$2,653,000	$1,634,566	$282,000	$178,287
Customer relationships	1,160,000	178,833	—	—	1,160,000	178,833
Covenants not-to-compete	5,021,034	4,342,160	4,221,034	3,813,589	800,000	528,571
	$9,116,034	$6,333,846	$6,874,034	$5,448,155	$2,242,000	$885,691

	March 31, 2006
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,930,805	$2,653,000	$1,746,044	$282,000	$184,761
Customer relationships	1,830,000	333,148	—	—	1,830,000	333,148
Covenants not-to-compete	5,199,310	4,864,772	4,399,310	4,136,201	800,000	728,571
	$9,964,310	$7,128,725	$7,052,310	$5,882,245	$2,912,000	$1,246,480

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2006	$799,901
2007	809,277
2008	534,287
2009	427,596
2010	134,904

4.	MARKETABLE SECURITIES

The Company has cumulatively acquired a total of 4,600,000 shares of the common stock of a publicly-held company (“Merger Candidate”) at a total purchase price of $14,393,032. The Merger Candidate had a market capitalization of approximately $363 million as of February 23, 2006. These purchases are reflected on the Company’s consolidated balance sheet as marketable securities . These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2006, the Company has recorded an unrealized gain, net of income taxes, of approximately $2.8 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of the Merger Candidate, or $1 million, whichever is lower. As of March 31, 2006, the Company has accrued a fee in the amount of approximately $900,000. Such amount has been deferred within other assets. If the proposed acquisition of the Merger Candidate is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated balance sheet as marketable securities as available for sale. As of March 31, 2006, the Company has recorded an unrealized gain, net of investment banker fees and income taxes, of approximately $3.2 million, which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders' equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower, of which $150,000 has previously been paid. As of March 31, 2006, the Company has accrued a fee in the amount of approximately $850,000. Such amount has been deferred within other assets. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. Accordingly, during the second quarter of 2006 the Company will recognize a gain of approximately $3.2 million, net of tax and investment banker’s advisory fees, associated with the Artesyn investment. The Company expects to pay bonuses to key employees in connection with this transaction in the approximate amount of $1.0 million during the second or third quarter of 2006.

At March 31, 2006 and December 31, 2005, respectively, marketable securities have a cost of approximately $32,709,000 and $32,893,000, an estimated fair value of approximately $43,201,000 and $38,463,000 and gross unrealized gains of approximately $10,492,000 and $5,570,000. Such unrealized gains are included, net of tax, in accumulated other comprehensive income. The Company had realized losses of approximately $88,000 for the three months ended March 31, 2006.

5.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2006	2005
Raw materials	$19,070,218	$19,342,703
Work in progress	6,346,471	2,515,174
Finished goods	10,278,259	11,089,226
	$35,694,948	$32,947,103

6.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Three Months Ended
	March 31, 2006
	2006	2005
Total segment revenues
North America	$18,494,886	$17,960,953
Asia	38,905,599	31,135,372
Europe	5,684,833	3,998,422
Total segment revenues	63,085,318	53,094,747

Reconciling items:
Intersegment revenues	(8,459,070)	(7,656,462)
Net sales	$54,626,248	$45,438,285

Income (loss) from Operations:
North America	$(893,902)	$1,284,654
Asia	4,840,319	4,084,950
Europe	351,966	158,567
	$4,298,383	$5,528,171

7.	DEBT

a.	Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. During October 2005, the Company borrowed $4 million against the line of credit. The outstanding balance was paid off in its entirety during December 2005. There was no balance outstanding as of March 31, 2006. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of March 31, 2006 the Company is in compliance with its debt covenants.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of March 31, 2006. The line of credit expires May 31, 2006. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

b.	Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available to the Company.

For the three months ended March 31, 2006 and 2005, the Company recorded interest expense of $27,000 and $67,000, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
Sales commissions	$1,742,192	$1,812,135
Investment banking commissions	1,752,593	1,105,510
Subcontracting labor	1,686,096	1,597,279
Salaries, bonuses and
related benefits	3,199,844	2,642,729
Other	3,035,597	3,509,905
	$11,416,322	$10,667,558

9.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the three months ended March 31, 2006 and 2005 amounted to approximately, $136,000 and $123,000, respectively. As of March 31, 2006, the plans owned 18,374 and 133,709 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the three months ended March 31, 2006 and 2005 amounted to approximately $126,000 and $104,000, respectively. As of March 31, 2006, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the three months ended March 31, 2006 and 2005 amounted to approximately $414,000 and $220,000, respectively.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
Service cost	$313,000	$99,000
Interest cost	61,000	77,000
Amortization of adjustments	40,000	44,000
Total SERP expense	$414,000	$220,000

	March 31,	December 31,
	2006	2005
Balance sheet amounts:
Accrued pension liability	$3,660,114	$3,450,688
Intangible asset	1,655,362	1,655,362

10.	SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (R) "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123 (R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

On March 31, 2006, the Company has two share-based compensation plans, which are described below. In the first quarter of 2006, the adoption of SFAS No. 123 (R) resulted in incremental stock-based compensation expense of $113,000. The incremental stock-based compensation expense caused earnings before provision for income taxes and net earnings to decrease by ($113,000) and basic and diluted earnings per common share to decrease by $0.01 per share. In addition, in connection with the adoption of SFAS No. 123 (R), net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2006 by $107,105 related to excess tax benefits from stock-based payment arrangements..

The aggregate compensation cost recognized in net earnings for stock based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to $381,000 and $-0- for the three months ended March 31, 2006 and 2005, respectively. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the three months ended March 31, 2006 and 2005.

Under the provisions of SFAS 123 (R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required.  Therefore, in the first quarter of 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero.

Incentive Stock Options

The Company has a Qualified Stock Option Plan (the "Plan") which provides for the granting of "Incentive Stock Options" to key employees within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Company believes that such awards better align the interest of its employees with those of its shareholders. The Plan provides for the issuance of 2,400,000 common shares. Substantially all options outstanding become exercisable twenty-five percent (25%)  one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. Upon exercise the Company will issue new shares. The exercise price of the options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant, and in general, no option will be exercisable after five years from the date granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, which was the last year options were granted; dividends yield of 0.9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the year ended December 31, 2005 or during the three months ended March 31, 2006. Expected lives of options previously granted was estimated using the historical exercise behavior of employees. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock. The Company uses historical data to estimate employee forfeitures . The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of option activity under the plan as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2006	286,013	$24.96
Granted	—
Exercised	(51,913)	26.17		$565,102
Forfeited or expired	(6,000)	30.96
Outstanding at March 31, 2006	228,100	$24.52	1.5	$2,396,328
Exercisable at March 31, 2006	56,600	$25.86	1.5	$219,303

During the three months ended March 31, 2006 and 2005 the Company received $1,358,556 and $776,900 from the exercise of share options and realized tax benefits of $107,000 and $116,000, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $565,102 and $542,105, respectively.

A summary of the status of the Company's nonvested shares as of December 31, 2005 and changes during the three months ended March 31, 2006 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2005	177,500	$24.28
Granted	—
Vested	—
Forfeited	(6,000)	(30.96)
Nonvested at March 31, 2006	171,500	$24.04

At March 31, 2006 there was $391,883 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $-0- and $-0-, respectively.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Stock Option plan. The shares awarded are earned in 25% increments on the second, third, forth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred stock-based compensation expense of $3.4 million associated with unearned shares under this plan as of March 31, 2006, is reported within Stockholders' equity on the Company's consolidated balance sheets, net of deferred tax benefit. Pretax compensation expense was $261,000 for the three months ended March 31, 2006 and $248,000 for the year ended December 31, 2005.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2005 and for the three months ended March 31, 2006 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value

Outstanding at January 1, 2006	152,400	$35.64
Granted	—
Awardd	—
Forfeited	(2,200)	(37.00)
Outstanding at March 31, 2006	150,200	35.62	4.5	$—
Exercisable at March 31, 2006	—		—	$—

As of March 31, 2006 there was $4.7 million of total pre-tax unrecognized compensation cost related to non-vested share based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.5 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

11.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of December 31, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No stock was repurchased during the three months ended March 31, 2006.

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

12.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2006 and 2005 consists of:

	Three Months Ended
	March 31,
	2006	2005
Net earnings	$3,997,299	$4,313,365
Currency translation adjustment-
net of taxes	91,879	(190,527)
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	2,507,671	(3,175,742)
Comprehensive income	$6,596,849	$947,096

13.	ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company believes that the property will be sold during 2006. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of March 31, 2006, the Company had also paid $195,000 of legal, site testing and State of New Jersey Environmental Protection Agency fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $828,000 on the Company's consolidated balance sheet at March 31, 2006.

14.	NEW FINANCIAL ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" , that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $113,000 during the three months ended March 31, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of March 31, 2006 or the consolidated statement of cash flows for the three months ended March 31, 2006.

In December 2004, the FASB staff issued FASB Staff Position ("FSP") FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP is effective upon issuance. The adoption of FAS 109-1 had no effect on the provision for income taxes during the three months ended March 31, 2006.

In December 2004, the FASB staff issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP is effective upon issuance. The adoption of FAS 109-2 had no effect on the provision for income taxes during the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position or results of operations.

15.	Legal Proceedings

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

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the defendants' objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.

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

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products, increased transportation costs and the increased wage structure in the Far East have contributed to increases in manufacturing costs.

During the first quarter of 2006, approximately $3.9 million of the Company’s sales increase was attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”), which occurred on March 22, 2005, and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.), which occurred on June 30, 2005. Excluding the 2005 acquisitions, the Company had an organic sales increase of 11.7% for the first quarter of 2006. With these acquisitions, the Company's sales increased by 20.2%. The disclosure of the Company's revenues excluding the 2005 acquisitions may constitute a "Non-GAAP Financial Measure". The Company has enabled a reconciliation by also including a reference to total revenues. The Company believes that the reference to revenues excluding the 2005 acquisitions improves the comparability of its disclosures. The 2005 acquisitions resulted in additional Cost of Sales and Selling, General and Administrative expenses in the first quarter of 2006 of $2.9 million and $1.1 million, respectively. Galaxy reflected a loss of approximately $0.3 million, net of tax benefit, including amortization of intangibles of approximately $0.4 million (pre-tax).

Gross profit margins were lower during the three months ended March 31, 2006 compared to March 31, 2005, principally due to increased raw material costs resulting from higher commodity prices for copper, steel, and petroleum-based products and changes in the Company’s product mix. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. The increasing sales of the Company's DC-DC power products also have an impact on the accelerated write off of intangible assets related to the acquisition of Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred. Due to the shorter remaining lives of the covenants not to compete, any additional contingent purchase price payments that are allocated to covenants not to compete will be amortized over a shorter remaining life, or will be expensed as incurred if the applicable covenant to compete has expired.

During the three months ended March 31, 2006, the Company incurred increased amortization expense in the pretax amount of $0.5 million related to identifiable intangibles arising from contingent payments which were made under the terms of the Current Concepts acquisition and from the Galaxy acquisition.

The Company also incurred $0.4 million in pre-tax stock compensation expense during the three months ended March 31, 2006 in connection with its Restricted Stock Award and Incentive Stock Option Plan. This expense is reflected in the Company’s selling, general and administrative expenses which is principally consistent with the classification of employee compensation expense. During the three months ended March 31, 2005 the Company did not incur an expense for stock compensation.

During February 2006, the Company incurred a $964,000 pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at the Company's leased manufacturing facility in the Dominican Republic.

The Company repaid bank debt during June 2005 in the amount of $14.5 million and during December 2005 in the amount of $4.0 million. Such debt was incurred partially to fund the acquisition of Galaxy and the purchase of the capital stock of a publicly-held company ("Merger Candidate"). The Company also repaid bank and other obligations associated with the Galaxy acquisition in the amount of approximately $0.9 million.

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

Inventory

The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and unanticipated termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Acquisitions

Acquisitions continue to be a key element in the Company's growth strategy. If the Company's evaluation of an acquisition candidate misjudges its technology, estimated future sales and profitability levels, ability to keep pace with the latest technology, or working capital needs these factors could impair the value of the investment, which could materially adversely affect the Company's profitability. The Company recorded a goodwill impairment charge of $5.2 million in 2002.

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

Results of Operations

The following table sets forth, for the first quarters of 2006 and 2005, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	73.2	71.9
Selling, general and
administrative expenses	17.2	15.9
Casualty loss	1.8	—
Interest expense and other costs	(0.2)
Interest income - net	1.0	0.3
Earnings before provision
for income taxes	8.6	12.5
Income tax provision	1.3	3.0
Net earnings	7.3	9.5

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

Increase (decrease) from
Prior Period
Three Months Ended
March 31, 2006
compared with Three
Months Ended March
31, 2005

Net sales	20.2%

Cost of sales	22.3

Selling, general and
administrative expenses	29.9

Net earnings	(7.3)

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005

Sales

Net sales increased 20.2% from $45.4 million during the three months ended March 31, 2005 to $54.6 million during the three months ended March 31, 2006. The Company attributes the increase to increased module sales of $3.8 million of which $3.4 million is attributable to the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $2.8 million in such sales, of which $0.5 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $2.9 million in such sales, and a decrease in circuit protection sales of $0.3 million. Bel had an organic sales increase of 11.7% for the three months ended March 31, 2006.

The significant components of the Company's revenues for the three months ended March 31, 2006 were magnetic products of $31.8 million (as compared with $28.9 million during the three months ended March 31, 2005), interconnect products of $11.1 million (as compared with $8.3 million during the three months ended March 31, 2005), module products of $7.4 million (as compared with $3.6 million during the three months ended March 31, 2005), and circuit protection products of $4.3 million (as compared with $4.6 million during the three months ended March 31, 2005.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company cannot predict with any degree of certainty sales revenue for 2006. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (19%) of total sales during the three months ended March 31, 2006. The loss of this customer could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

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

 Cost of Sales

Bel generally enters into processing arrangements with five independent third party contractors in the Far East. Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico.

Cost of sales as a percentage of net sales increased from 71.9 % during the three months ended March 31, 2005 to 73.2% during the quarter ended March 31, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

t
The Company incurred a 9.2% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Galaxy products in 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

t	The Company has also started to pay higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of goods sold.

t
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

Included in cost of sales are research and development expenses of $1.6 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 15.9 % during the three months ended March 31, 2005 to 17.2% during the three months ended March 31, 2006. The Company attributes $.8 million of the $2.2 million increase in the dollar amount of such expenses to increased selling expenses, including $.2 million in Galaxy related expenses. The $1.4 million increase in general and administrative expenses includes $1.0 million related to Galaxy and Bel Net (including $.2 million of amortization of identifiable intangibles), additional stock compensation expense of $.4 million partially arising from the Company’s implementation of Statement of Financial Accounting Standards ("SFAS") 123 (R) during the first quarter of 2006 (see below and Notes 1 and 10 of the Notes to the Company's Consolidated Financial Statements) and additional professional fees of $0.3 million principally related to Sarbanes-Oxley compliance, offset in part by lower bad debt expense of $0.2 million.

During the three months ended March 31, 2006, the Company expensed share based compensation costs in accordance with SFAS No. 123(R), “Share-based Payment". This expense is included in selling, general and administrative expenses in the amount of approximately $0.4 million, for the three months ended March 31, 2006.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $300,000 during the three months ended March 31, 2006, as compared to the comparable period in 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense and Other Costs

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense related to these borrowings amounted to $67,000 during the three months ended March 31, 2005. During the three months ended March 31, 2006, interest and other expenses included $27,000 of financing expenses related to the Company's credit facility in the United States and $88,000 related to the loss from the sale of marketable securities.

Casualty Loss

The Company incurred an estimated loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The Company believes that production at this facility will be restored by the end of the second quarter of 2006. This statements represents a Forward-Looking Statement. Actual results could differ materially as a result of unforeseen difficulties associated with raw materials and equipment scheduling.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2006 was $0.7 million compared to $1.4 million during the three months ended March 31, 2005. The Company's earnings before income taxes for the three months ended March 31, 2006 are approximately $1.0 million less than in 2005. During the first quarter of 2006, the Company incurred lower taxes of approximately $0.7 million principally as a result of lower foreign taxes in the Far East due to the implementation by the Company of its Macao Commercial Offshore Company ("MOC") which is not subject to Macao corporation income taxes. This had an impact of reducing the effective tax rate from 24.1% for the three months ended March 31, 2005 to 14.1% for the three months ended March 31, 2006 as a percentage of earnings before provision for income taxes.

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

The Company also conducts manufacturing operations in Macao. Macao has a statutory corporate income tax rate of 16 percent. However, the Company, as a result of investing in a certain location in Macao, was able to obtain a 10-year tax holiday in Macao, thereby reducing its effective Macao income tax rate from 16 percent to 8 percent. The tax holiday in Macao expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions (i.e. PRC, Hong Kong and Macao). Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited with the intent to handle all of the Company’s sales to third party customers in Asia. Sales to third party customers commenced during the first quarter of 2006. Sales will consist of products manufactured in the PRC. The MCO is not subject to Macao corporation income taxes. It is not possible at this time to determine the tax impact on the Company of the establishment of this new entity.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. During 2005, $70.6 million of earnings were repatriated by the Company.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $41,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively, which were charged to expense, and approximately $92,000 and ($190,000) for the three months ended March 31, 2006 and 2005, respectively, in unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities, as supplemented by bank borrowings. Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for at least the next 12 months. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets.

Previously, the Company had one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against this line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 31, 2008. During October 2005, the Company borrowed $4.0 million against the line of credit which was paid off during December 2005. As of March 31, 2006 there was no loan balance on the line of credit. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of December 31, 2005 and March 31, 2006, the entire $20 million line of credit was available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at March 31, 2006. This line of credit expires on May 31, 2006. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to Company's Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

The Company has acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. These purchases are reflected on the Company's consolidated balance sheet as marketable securities as available for sale. As of March 31, 2006, the Company has recorded an unrealized gain, net of investment banker fees and income taxes, of approximately $3.2 million, which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders' equity. In connection with this transaction, the Company is obligated to pay an investment banker's advisory fee to a third party of 20% of the appreciation in the stock of Artesyn, or $1 million, whichever is lower, of which $150,000 has previously been paid. As of March 31, 2006, the Company has accrued a fee in the amount of approximately $850,000. Such amount has been deferred within other assets. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. Accordingly, during the second quarter of 2006 the Company will recognize a gain of approximately $3.2 million, net of tax and investment banker’s advisory fees, associated with the Artesyn investment. The Company expects to pay bonuses to key employees in connection with this transaction in the approximate amount of $1.0 million.

The Company has cumulatively acquired a total of 4,600,000 shares of the common stock of a publicly-held company (“Merger Candidate”) at a total purchase price of $14,393,032. The Merger Candidate had a market capitalization of approximately $363 million as of February 23, 2006. These purchases are reflected on the Company’s consolidated balance sheet as marketable securities . These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2006, the Company has recorded an unrealized gain, net of income taxes, of approximately $2.8 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of the Merger Candidate, or $1 million, whichever is lower. As of March 31, 2006, the Company has accrued a fee in the amount of approximately $900,000. Such amount has been deferred within other assets. If the proposed acquisition of the Merger Candidate is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of March 31, 2006, the Company has paid approximately $1.7 million toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company believes that the property will be sold during 2006. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of March 31, 2006, the Company had also paid $195,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $828,000 on the Company's consolidated balance sheet at March 31, 2006.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million will be paid if such sales reach $25.0 million on a cumulative basis through May 2007. The contingent purchase price payments for E-Power are accounted for as additional purchase price and as an increase to goodwill when such payment obligations are incurred. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. During the three months ended March 31, 2006 and 2005, the Company paid approximately $178,000 and $114,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of March 31, 2006, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company's cash and cash equivalents increased by $1.3 million reflecting approximately $5.0 million provided by operating activities (principally as a result of net income of $4.0 million and depreciation and amortization expense of $2.5 million), and proceeds of $1.4 million from the exercise of stock options, offset in part by $2.2 million used principally for acquisitions, $2.5 million for the purchase of property, plant and equipment, and $.6 million for payments of dividends.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.4% and 53.6% of the Company's total assets at March 31, 2006 and December 31, 2005, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.2 to 1 and 4.5 to 1 at March 31, 2006 and December 31, 2005, respectively.

The following table sets forth at March 31, 2006 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than nine months	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$985,298	$985,298	$—	$—	$—
Contingent purchase price commitments	951,477	951,477	—	—	—
Operating leases	4,099,812	1,427,898	1,557,634	1,114,280	—
Raw material purchase obligations	15,895,336	15,895,336	—	—	—
Total	$21,931,923	$19,260,009	$1,557,634	$1,114,280	$—

The Company is required to pay its SERP obligations at the occurrence of certain events. As of March 31, 2006 the SERP had an unfunded benefit obligation of approximately $3.7 million.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. Should the Company pursue additional acquisitions during 2006, the Company may be required to pursue public or private equity or debt transactions to finance the acquisitions and to provide working capital to the acquired companies.

New Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" , that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $113,000 during the three months ended March 31, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of March 31, 2006 or the consolidated statement of cash flows for the three months ended March 31, 2006.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to Accounting Research Bulletin No. 43 chapter 4. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company's results of operations or financial position.

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

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the defendants objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.

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

BEL FUSE, INC.

Date: May 9, 2006	By:	/s/ Daniel Bernstein

Name: Daniel Bernstein Title: President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Colin Dunn

Name: Colin Dunn Title: Vice President of Finance

EXHIBIT INDEX

Exhibit3 1.1	- Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	- Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	- Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	- Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.