Form 10-Q
period 2006-06-30
BEL FUSE INC /NJ
filed 2006-08-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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
                        ☐ Yes           ☒ No

At August 1, 2006, there were 2,702,677 shares of Class A Common Stock, $0.10 par value, outstanding and 9,109,278 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX
			Page
Part I	Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	2 - 3

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	4

		Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2005 and 2004 and the Six Months Ended June 30, 2006 (unaudited)	5 - 6

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	7 - 9

		Notes to Consolidated Financial Statements (unaudited)	10 - 32

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33 - 52

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.	Controls and Procedures	54

Part II	Other Information

	Item 1.	Legal Proceedings	55 - 56

	Item 4.	Submission of Matters to a Vote of Security Holders	56

	Item 6.	Exhibits	57

	Signatures		58

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

The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,446,271	$51,997,634
Marketable securities	15,874,250	38,463,108
Accounts receivable - less allowance for doubtful accounts of $777,603 and $1,107,000 at June 30, 2006 and December 31, 2005, respectively	47,341,622	39,304,984
Inventories	38,873,293	32,947,103
Prepaid expenses and other current assets	2,904,216	1,691,017
Deferred income taxes	510,000	-
Assets held for sale	848,049	828,131

Total Current Assets	184,797,701	165,231,977

Property, plant and equipment - net	42,528,691	42,379,356

Deferred income taxes	3,986,000	3,901,000
Intangible assets - net	2,599,295	2,782,188
Goodwill	24,189,248	22,427,934
Prepaid pension costs	1,655,362	1,655,362
Other assets	2,938,523	3,678,100

TOTAL ASSETS	$262,694,820	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,771,545	$14,560,827
Accrued expenses	13,198,695	10,667,558
Deferred income taxes	-	1,412,000
Income taxes payable	12,301,445	9,840,295
Dividends payable	570,000	548,000
Total Current Liabilities	45,841,685	37,028,680

Long-term Liabilities:
Minimum pension obligation	3,822,020	3,450,688

Total Liabilities	49,663,705	40,479,368

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,702,677 and 2,702,677 shares, respectively (net of 1,072,769 treasury shares)	270,268	270,268
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,107,453 and 9,013,264 shares, respectively (net of 3,218,307 treasury shares)	910,746	901,327
Additional paid-in capital	30,756,822	31,713,608
Retained earnings	179,649,971	167,991,188
Deferred stock-based compensation	-	(3,562,709)
Accumulated other comprehensive income	1,443,308	4,262,867
Total Stockholders' Equity	213,031,115	201,576,549

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$262,694,820	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$121,100,346	$102,983,706	$66,474,098	$57,545,421

Costs and expenses:
Cost of sales	90,248,564	73,380,908	50,261,675	40,692,097
Selling, general and administrative	19,610,167	15,839,939	10,232,982	8,618,636
Casualty loss	1,097,271	-	133,480	-
	110,956,002	89,220,847	60,628,137	49,310,733

Income from operations	10,144,344	13,762,859	5,845,961	8,234,688
Interest and financing expense	(44,386)	(207,469)	(17,186)	(140,319)
Gain on sale of marketable securities, net	5,151,039	-	5,239,519	-
Interest income	1,173,758	632,650	661,162	407,306

Earnings before provision for income taxes	16,424,755	14,188,040	11,729,456	8,501,675
Income tax provision	3,664,000	3,206,000	2,966,000	1,833,000

Net earnings	$12,760,755	$10,982,040	$8,763,456	$6,668,675

Earnings per common share - basic	$1.08	$0.96	$0.74	$0.58

Earnings per common share - diluted	$1.08	$0.95	$0.74	$0.58

Weighted average common shares outstanding - basic	11,768,667	11,420,305	11,796,484	11,468,398
Weighted average common shares outstanding - diluted	11,829,885	11,519,992	11,845,259	11,532,455

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other				Deferred
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Balance, January 1, 2005	$178,461,296		$149,949,283	$5,386,512	$270,268	$866,059	$21,989,174	$-

Exercise of stock options	4,115,508					20,028	4,095,480
Tax benefits arising from the non-qualified disposition of incentive stock options	429,802						429,802	-
Cash dividends on Class A common stock	(430,940)		(430,940)
Cash dividends on Class B common stock	(1,760,432)		(1,760,432)
Issuance of restricted common stock	5,214,392					15,240	5,199,152
Deferred stock-based compensation - net of taxes	(3,810,840)							(3,810,840)
Currency translation adjustment	(669,153)	$(669,153)		(669,153)
Decrease in unrealized gain or loss on marketable securities -net of taxes	(454,492)	(454,492)		(454,492)
Stock-based compensation expense - net of taxes	248,131							248,131
Net earnings	20,233,277	20,233,277	20,233,277
Comprehensive income		$19,109,632

Balance, December 31, 2005	201,576,549		167,991,188	4,262,867	270,268	901,327	31,713,608	(3,562,709)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Total	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Stock- Based Compensation
Exercise of stock options	1,887,037					7,259	1,879,778
Tax benefits arising from the non-qualified disposition of incentive stock options	112,345						112,345
Cash dividends on Class A common stock	(215,470)		(215,470)
Cash dividends on Class B common stock	(886,502)		(886,502)
Currency translation adjustment	204,968	$204,968		204,968
Decrease in unrealized gain or loss on marketable securities -net of taxes	(3,024,527)	(3,024,527)		(3,024,527)
Issuance of restricted common stock	-					2,160	(2,160)
Stock-based compensation expense - net of tax	615,960						615,960
Adoption of SFAS 123 (R)	-						(3,562,709)	3,562,709
Net earnings	12,760,755	12,760,755	12,760,755
Comprehensive income		$9,941,196

Balance, June 30, 2006	$213,031,115		$179,649,971	$1,443,308	$270,268	$910,746	$30,756,822	$-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,760,755	$10,982,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,775,968	4,502,560
Casualty loss	1,097,271	-
Stock-based compensation	790,960	-
Excess tax benefits from share-based payment arrangements	(112,345)	-
Gain on sale of marketable securities	(5,151,039)	-
Other	441,869	531,373
Deferred income taxes	(548,000)	(1,423,000)
Changes in operating assets and liabilities (net of acquisitions)	(5,367,143)	(650,121)
Net Cash Provided by Operating Activities	8,688,296	13,942,852

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,333,017)	(3,405,163)
Purchase of marketable securities	(729,088)	(643,424)
Payment for acquisitions - net of cash acquired	(2,692,974)	(20,340,853)
Proceeds from sale of marketable securities	24,489,966	-
Net Cash Provided by (Used in) Investing Activities	16,734,887	(24,389,440)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from financing activities:
Proceeds from borrowings	-	8,000,000
Loan repayments	-	(15,360,694)
Proceeds from exercise of stock options	1,887,037	2,067,330
Dividends paid to common shareholders	(1,104,078)	(1,086,095)
Excess tax benefits from share-based payment arrangements	112,345	-
Net Cash Provided By (Used In) Financing Activities	895,304	(6,379,459)
Effect of exchange rate changes on cash	130,150	(320,328)

Net Increase (decrease) in Cash and Cash Equivalents	26,448,637	(17,146,375)
Cash and Cash Equivalents - beginning of year	51,997,634	71,197,891
Cash and Cash Equivalents - end of year	$78,446,271	$54,051,516

Changes in operating assets and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(7,931,062)	$(3,735,125)
Increase in inventories	(5,853,897)	(1,181,135)
(Increase) decrease in prepaid expenses and other current assets	(1,213,199)	480,706
Increase in other assets	(359,959)	(624,818)
Increase in accounts payable	5,193,397	3,075,709
Increase in income taxes payable	2,573,495	1,925,559
Increase (decrease) in accrued expenses	2,224,082	(591,017)
	$(5,367,143)	$(650,121)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Supplementary information:
Cash paid during the year for:
Income taxes	$1,240,000	$2,389,322
Interest	$44,000	$207,469

Details of acquisitions:
Fair value of assets acquired (excluding cash acquired of $311,856 in 2005)	$-	$6,021,377
Intangibles	446,571	2,255,905
Goodwill	2,000,000	12,546,080
Acquisition costs	2,446,571	20,823,362

Less: Amounts paid (held back) on acquisition payment	514,403	(482,509)
Amounts accrued	(268,000)	-
Cash paid for acquisitions	$2,692,974	$20,340,853

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2006, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2006 and December 31, 2005, cash equivalents approximated $34,966,000 and $13,444,000, respectively.

MARKETABLE SECURITIES - The Company classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency (gains) were $(203,000) and ($105,000) for the six months ended June 30, 2006 and 2005, and $(245,000) and ($25,000) for the three months ended June 30, 2006 and 2005, respectively, and have been expensed in the consolidated statements of operations included in selling, general and administration expense.

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

GOODWILL-The Company tests goodwill for impairment annually (during the fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

For that portion of foreign earnings that have not been repatriated, an income tax provision has not been recorded for U.S. federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the repatriation of earnings.

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

STOCK-BASED COMPENSATION - The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. Effective January 1, 2006, the Company accounts for stock based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment". The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for the portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and had adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." As such, for periods prior to January 1, 2006, the Company presents pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied under SFAS No. 123.

During 2005 and 2006, the Company issued 152,400 and 21,600 class B common shares, respectively, under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in pre-tax compensation expense of $564,000 and $296,000 ($413,000 and $226,000, net of tax benefit) for the six and three months ended June 30, 2006, respectively. The balance of $3,600,000 of deferred stock-based compensation, net of taxes, is included within paid-in-capital on the Company’s consolidated balance sheet. Additionally, stock based compensation expense related to incentive stock options amounted to $226,000 and $113,000 (pre-tax) for the six and three months ended June 30, 2006, respectively.

Prior to January 1, 2006, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings - as reported	$6,668,675	$10,982,040
Add: Stock-based compensation
expense included in net income,
net of taxes, as reported
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	(160,868)	(321,736)
Net earnings- pro forma	$6,507,807	$10,660,304
Earnings per common share -
basic-as reported	$0.58	$0.96
Earnings per common share -
basic-pro forma	$0.57	$0.93
Earnings per common share -
diluted-as reported	$0.58	$0.95
Earnings per common share -
diluted-pro forma	$0.56	$0.93

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the six months ended June 30, 2006 and 2005 amounted to $3.5 million and $3.8 million, respectively, and for the three months ended June 30, 2006 and 2005 amounted to $1.6 million and $1.9 million, respectively.

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

CASUALTY LOSS - During the six months ended June 30, 2006, the Company incurred a $1.1 million pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at a leased manufacturing facility in the Dominican Republic.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average shares outstanding - basic	11,768,667	11,420,305	11,796,484	11,468,398
Dilutive impact of stock options and
unvested restricted stock awards	61,218	99,687	48,775	64,057
Weighted average shares oustanding - diluted	11,829,885	11,519,992	11,845,259	11,532,455

During the six and three months ended June 30, 2006, 14,000 and 14,000 outstanding options were not included in the foregoing computations because they were antidilutive.

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

2. ACQUISITIONS

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, the Czech Republic, for approximately $1.9 million in cash of which $0.5 million was due to the sellers and was paid by the Company during June 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Approximately $1.0 million of goodwill arose from the transaction which is included in the Company’s European reporting unit.

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

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2005 (in thousands, except per share data):

SIx Months Ended June 30, 2005
Net sales	$108,295
Net earnings	10,758
Earnings per share - diluted	0.93

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $1,299,000 and $981,000 for the six months ended June 30, 2006 and 2005, respectively and $504,000 and $666,000 for the three months ended June 30, 2006 and 2005.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million will be paid if such sales reach $25.0 million on a cumulative basis through May 2007. The contingent purchase price payments for E-Power are accounted for as additional purchase price and as an increase to goodwill when such payment obligations are incurred. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. This $10 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the six months ended June 30, 2006 and 2005, the Company paid or accrued approximately $447,000 and $296,000, respectively, in contingent purchase price payments to Current Concepts. During the three months ended June 30, 2006 and 2005, the Company paid or accrued approximately $268,000 and $182,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated depreciation, for the six months ended June 30, 2006 and the year ended December 31, 2005 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2005	$9,881,854	$6,407,435	$2,869,092	$605,327
Goodwill allocation
related to acquisitions	12,546,080	-	11,543,846	1,002,234
Balance, December 31, 2005	22,427,934	6,407,435	14,412,938	1,607,561
Goodwill allocation
related to acquisitions	2,000,000	2,000,000	-	-
Reclassification to intangible asset	(670,000)	-	(670,000)	-
Other purchase price and foreign
exchange adjustments	431,314	-	395,690	35,624
Balance, June 30, 2006	$24,189,248	$8,407,435	$14,138,628	$1,643,185

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

	December 31, 2005
	Total		Asia		North America
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and Product
Information	$2,935,000	$1,812,853	$2,653,000	$1,634,566	$282,000	$178,287
Customer relationships	1,160,000	178,833	-	-	1,160,000	178,833
Covenants not-to-compete	5,021,034	4,342,160	4,221,034	3,813,589	800,000	528,571
	$9,116,034	$6,333,846	$6,874,034	$5,448,155	$2,242,000	$885,691

	June 30, 2006
	Total		Asia		North America
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and Product
Information	$2,935,000	$2,042,808	$2,653,000	$1,850,397	$282,000	$192,411
Customer relationships	1,830,000	465,124	-	-	1,830,000	465,124
Covenants not-to-compete	5,467,605	5,125,378	4,667,605	4,408,711	800,000	716,667
	$10,232,605	$7,633,310	$7,320,605	$6,259,108	$2,912,000	$1,374,202

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending December 31,	Estimated Amortization Expense
2006	$563,274
2007	809,277
2008	534,287
2009	427,596
2010	134,904

2006 represents amortization from July 1, 2006 through December 31, 2006.

4. MARKETABLE SECURITIES

The Company has cumulatively acquired a total of 4,926,000 shares, or 5%, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $15.6 million. Of these amounts, the Company acquired 101,000 shares at a cost of $329,000 during July and August 2006 and currently plans to acquire additional shares. Toko had a market capitalization of approximately $327 million as of August 1, 2006. These purchases are reflected on the Company’s consolidated balance sheet as marketable securities . These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of June 30, 2006, the Company has recorded an unrealized gain, net of income taxes, of approximately $.5 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. As of June 30, 2006, the Company has accrued a fee in the amount of approximately $150,000. Such amount has been deferred within other assets. If the proposed acquisition of Toko is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker’s advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified within selling, general and administrative expenses and will be paid to key employees by December 31, 2006.

At June 30, 2006 and December 31, 2005, respectively, marketable securities have a cost of approximately $15,122,000 and $32,893,000, an estimated fair value of approximately $15,874,000 and $38,463,000 and gross unrealized gains of approximately $752,000 and $5,570,000. Such unrealized gains are included, net of tax, in accumulated other comprehensive income. The Company had realized gains of $5.2 million and realized losses of $88,000 for the six months ended June 30, 2006.

5.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2006	2005
Raw materials	$21,073,927	$19,342,703
Work in progress	7,767,316	2,515,174
Finished goods	10,032,050	11,089,226
	$38,873,293	$32,947,103

6. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total segment revenues
North America	$39,531,004	$37,119,158	$21,036,118	$19,158,205
Asia	88,243,885	71,509,916	49,338,286	40,691,564
Europe	13,355,532	7,414,308	7,670,699	3,415,866
Total segment revenues	141,130,421	116,043,382	78,045,103	63,265,635
Reconciling items:
Intersegment revenues	(20,030,075)	(13,059,676)	(11,571,005)	(5,720,214)
Net sales	$121,100,346	$102,983,706	$66,474,098	$57,545,421

Income (loss) from Operations:
North America	$(927,078)	$3,841,040	$874,823	$2,556,574
Asia	10,430,590	9,799,777	4,865,271	5,714,850
Europe	640,832	122,042	105,867	(36,736)
	$10,144,344	$13,762,859	$5,845,961	$8,234,688

7.	DEBT

a. Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. During October 2005, the Company borrowed $4 million against the line of credit. The outstanding balance was paid off in its entirety during December 2005. There was no balance outstanding as of June 30, 2006. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of June 30, 2006 the Company is in compliance with its debt covenants.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of June 30, 2006. The line of credit expires during July 2007. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

b. Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available to the Company.

For the six months ended June 30, 2006 and 2005, the Company recorded interest expense of $44,000 and $207,000, respectively. For the three months ended June 30, 2006 and 2005, the Company recorded interest expense of $17,000 and $140,000, respectively.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005
Sales commissions	$2,022,569	$1,812,135
Investment banking commissions	150,426	1,105,510
Subcontracting labor	1,799,445	1,597,279
Salaries, bonuses and
related benefits	3,382,995	2,642,729
Other	5,843,260	3,509,905
	$13,198,695	$10,667,558

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the six months ended June 30, 2006 and 2005 amounted to approximately $280,000 and $248,000, respectively. The expense for the three months ended June 30, 2006 and 2005 amounted to approximately $144,000 and $137,000, respectively. As of June 30, 2006, the plans owned 18,374 and 138,083 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the six months ended June 30, 2006 and 2005 amounted to approximately $351,000 and $208,000, respectively. The expense for the three months ended June 30, 2006 and 2005 amounted to approximately $169,000 and $105,000, respectively. As of June 30, 2006, the fund owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the six months ended June 30, 2006 and 2005 amounted to approximately $640,000 and $341,000, respectively. The expense for the three months ended June 30, 2006 and 2005 amounted to approximately $226,000 and $121,000, respectively.

The components of SERP expense are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$486,000	$154,000	$173,000	$55,000
Interest cost	96,000	113,000	35,000	36,000
Amortization of adjustments	58,000	74,000	18,000	30,000
Total SERP expense	$640,000	$341,000	$226,000	$121,000

	June 30,	December 31,
	2006	2005
Balance sheet amounts:
Accrued pension liability	$3,822,020	$3,450,688
Intangible asset	1,655,362	1,655,362

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

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants.

On June 30, 2006, the Company has one stock-based compensation plan, which is described below. During the six months and three months ended June 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $226,000 and $113,000, respectively. The incremental stock-based compensation expense caused the basic and diluted earnings per common share to decrease by $.02 and $.01 per share, respectively. In addition, in connection with the adoption of SFAS No. 123 (R), net cash provided by operating activities decreased and net cash provided by financing activities increased during the six months ended June 30, 2006 by $112,345 related to excess tax benefits from stock-based payment arrangements.

The aggregate compensation cost recognized in net earnings for stock based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to $790,000 and $-0- for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005 the aggregate compensation cost recognized in net earnings amounted to $409,000 and $-0-. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the six months ended June 30, 2006 and 2005.

Under the provisions of SFAS 123 (R), the recognition of deferred compensation as a component of equity representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, which was the last year options were granted; dividends yield of 0.9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the year ended December 31, 2005 or during the six and three months ended June 30, 2006. Expected lives of options previously granted were estimated using the historical exercise behavior of employees. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock. The Company uses historical data to estimate employee forfeitures . The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of option activity under the plan as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2006	286,013	$24.96
Granted	-
Exercised	(72,588)	26.00		$696,879
Forfeited or expired	(12,400)	29.71
Outstanding at June 30, 2006	201,025	$24.29	1.5	$1,712,676
Exercisable at June 30, 2006	90,025	$23.12	1.5	$872,235

During the six months ended June 30, 2006 and 2005 the Company received $1,887,037 and $2,067,330 from the exercise of share options and realized tax benefits of $112,000 and $190,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $696,879 and $1,455,859, respectively. Stock compensation expense for the six months ended June 30, 2006 and June 30, 2005 was $226,000 and $-0-.

A summary of the status of the Company's nonvested options as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at December 31, 2005	177,500	$24.28
Granted	-
Vested	(54,100)	19.84
Forfeited	(12,400)	29.71
Nonvested at June 30, 2006	111,000	$25.24

At June 30, 2006 there was $278,883 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $-0- and $-0-, respectively.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Stock Option plan. The shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred stock-based compensation expense of $3.6 million associated with unearned shares under this plan as of June 30, 2006, is reported within Stockholders' equity on the Company's consolidated balance sheets, net of deferred tax benefit. Pretax compensation expense was $564,000 for the six months ended June 30, 2006 and $248,000 for the year ended December 31, 2005.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2005 and for the six months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value

Outstanding at January 1, 2006	152,400	$35.64
Granted	-
Awarded	21,600	30.00
Forfeited	(4,000)	37.00
Outstanding at June 30, 2006	170,000	34.89	4.5	$-
Exercisable at June 30, 2006	-		-	$-

As of June 30, 2006 there was $5.0 million of total pre-tax unrecognized compensation cost related to non-vested share based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.5 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

11. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding Class B common shares. As of December 31, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No stock was repurchased during the six and three months ended June 30, 2006.

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

12. COMPREHENSIVE INCOME

Comprehensive income for the six and three months ended June 30, 2006 and 2005 consists of:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$12,760,755	$10,982,040	$8,763,456	$6,668,675
Currency translation adjustment	204,968	(614,665)	113,089	(424,138)
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	(3,024,527)	(3,143,296)	(5,532,198)	32,446

Comprehensive income	$9,941,196	$7,224,079	$3,344,347	$6,276,983

13.	ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company believes that the property will be sold during 2006. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of June 30, 2006, the Company had also paid $203,000 of legal, site testing and State of New Jersey Environmental Protection Agency fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at June 30, 2006. Management anticipates the property will be sold by December 31, 2006.

14.	NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. FIN 48 also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the consolidated balance sheet and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $226,000 during the six months ended June 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of June 30, 2006 or the consolidated statement of cash flows for the six months ended June 30, 2006.

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

15. Legal Proceedings

The Company and two of its officers are defendants in a wrongful termination lawsuit brought in the District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. The Company believes it has adequately accrued sufficient amounts for this liability in accordance with the terms of the ex-employee's employment agreement.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey corporation, and Bel Power, Inc., a Massachusetts corporation, v. Andrew Ferencz, Gregory Zovonar, Bernhard Schroter, EE2GO, Inc., a Massachusetts corporation, Howard E. Kaepplein and William Ng, Defendants brought in the Supreme Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

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

The Company cannot predict the outcome of these matters; or the impact on the Company's consolidated financial condition or results of operations.

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

During the six months ended June 30, 2006, approximately $4.6 million of the Company’s sales increase was attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”), which occurred on March 22, 2005, and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.), which occurred on June 30, 2005. Galaxy was renamed Bel Power Inc. (“Power”). Excluding the 2005 acquisitions, the Company had an organic sales increase of 13.1% for the six months ended June 30, 2006. With these acquisitions, the Company's sales increased by 17.6%. The disclosure of the Company's revenues excluding the 2005 acquisitions may constitute a "Non-GAAP Financial Measure". The Company has provided a reconciliation by also including a reference to total revenues. The Company believes that the reference to revenues excluding the 2005 acquisitions improves the comparability of its disclosures. The 2005 acquisitions resulted in additional Cost of Sales and Selling, General and Administrative expenses in the six months ended June 30, 2006 of $3.6 million and $1.1 million, respectively.

Gross profit margins were lower during the six months ended June 30, 2006 compared to June 30, 2005, principally due to increased raw material costs resulting from higher commodity prices for copper, steel, and petroleum-based products and changes in the Company’s product mix. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. The increasing sales of the Company's DC-DC power products also have an impact on the accelerated write off of intangible assets related to the acquisition of Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred. Due to the shorter remaining lives of the covenants not to compete, any additional contingent purchase price payments that are allocated to covenants not to compete are amortized over a shorter remaining life, or will be expensed as incurred if the applicable covenant to compete has expired. During the quarter ended June 30, 2006, Current Concepts reached their benchmark sales target and no additional contingent purchase price payments will be made. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs but cannot attain premium pricing for such products.

The Company also incurred $0.8 million in pre-tax stock compensation expense during the six months ended June 30, 2006 in connection with its Restricted Stock Award and Incentive Stock Option Plan. This expense is reflected both in the Company’s cost of sales and selling, general and administrative expenses which is principally consistent with the classification of employee compensation expense. During the six months ended June 30, 2005, the Company did not incur an expense for stock compensation.

During the six months ended June 30, 2006, the Company incurred a $1.1 million pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at a Company leased manufacturing facility in the Dominican Republic.

During the six months ended June 30, 2006, the Company realized a gain on marketable securities of $5.2 million, net of investment banking fees, offset by a $1.0 million accrual (classified as a selling, general and administrative charge for accounting purposes) for performance bonuses awarded by the Board of Directors in connection with the gain.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales Six Months Ended June 30,		Percentage of Net Sales Three Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5	71.3	75.6	70.7
Selling, general and administrative expenses	16.2	15.4	15.4	15.0
Casualty loss	0.9	-	0.2	-
Interest income and interest and financing expense	0.9	0.4	1.0	0.5
Gain on sale of marketable securities - net	4.3	-	7.9	-
Earnings before provision for income taxes	13.6	13.7	17.6	14.8
Income tax provision	3.0	3.1	4.5	3.2
Net earnings	10.5	10.6	13.2	11.6

The following table sets forth the year over year percentage increase of certain items included in the Company's consolidated statements of operations.

	Increase from Prior Period	Increase from Prior Period
	Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005	Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2006
Net sales	17.6%	15.5%
Cost of sales	23.0	23.6
Selling, general and administrative expenses	23.8	18.7
Net earnings	16.2	31.4

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005

Sales

Net sales increased 17.6% from $103.0 million during the six months ended June 30, 2005 to $121.1 million during the six months ended June 30, 2006. The Company attributes the increase to increased module sales of $6.6 million, of which $3.4 million is attributable to the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $5.1 million in such sales, of which $1.2 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $6.4 million in such sales, offsetting a decrease in circuit protection sales of $0.1 million. Bel had an organic sales increase of 13.1% for the six months ended June 30, 2006.

The significant components of the Company's revenues for the six months ended June 30, 2006 were magnetic products of $68.8 million (as compared with $62.4 million during the six months ended June 30, 2005), interconnect products of $23.4 million (as compared with $18.3 million during the six months ended June 30, 2005), module products of $19.4 million (as compared with $12.7 million during the six months ended June 30, 2005), and circuit protection products of $9.5 million (as compared with $9.6 million during the six months ended June 30, 2005).

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company cannot predict with any degree of certainty sales revenue for 2006. During the second quarter of 2006, several customers have requested deliveries in excess of their forecasts. The Company has also received several last minute order changes. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had no customer with sales in excess of 10% of net sales during the six months ended June 30, 2006.

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

 Cost of Sales

Bel generally enters into processing arrangements with three independent third party contractors in the Far East. The Company uses the services of three additional sub-contractors without formal agreements. Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico, the Czech Republic and Macao.

Cost of sales as a percentage of net sales increased from 71.3 % during the six months ended June 30, 2005 to 74.5% during the six months ended June 30, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 4.2% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Power products in the second half of 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

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

Included in cost of sales are research and development expenses of $3.5 million and $3.8 million for the six months ended June 30, 2006 and 2005, respectively. The principal reason for the decrease is less research and development expense in the United States offset in part by higher expenditures in the Far East.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 15.4 % during the six months ended June 30, 2005 to 16.2% during the six months ended June 30, 2006. The Company attributes $1.3 million of the $3.8 million increase in the dollar amount of such expenses to increased selling expenses, including $.2 million in Power related expenses. The $2.5 million increase in general and administrative expenses includes $1.0 million related to Power and Bel Net additional salaries, wages and bonuses of $1.7 million, principally attributable to a $1.0 million bonus approved by the Board of Directors in connection with the gain from the sale of Artesyn stock, raises and other bonus accruals, additional stock compensation expense of $.5 million partially arising from the Company’s implementation of Statement of Financial Accounting Standards ("SFAS") 123 (R) during 2006 (see below and Notes 1 and 10 of the Notes to the Company's Consolidated Financial Statements) and additional professional fees of $.3 million principally related to Sarbanes-Oxley compliance, offset in part by lower bad debt expense of $.4 million and other decreases in several expense categories totaling $.4 million.

During the six months ended June 30, 2006, the Company expensed share based compensation costs in accordance with SFAS No. 123(R), “Share-based Payment". This expense is included in both cost of sales and selling, general and administrative expenses in the amount of approximately $270,000 and $520,000, respectively, for the six months ended June 30, 2006.

Casualty Loss

The Company incurred an estimated loss of $1.1 million as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility has been substantially restored during July 2006.

Interest Income

Interest income represents interest earned on cash and cash equivalents which increased by approximately $541,000 during the six months ended June 30, 2006, as compared to the comparable period in 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and higher yields on such balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense related to these borrowings amounted to $207,000 during the six months ended June 30, 2005. During the six months ended June 30, 2006, interest expense included $44,000 of financing expenses related to the Company's credit facility in the United States.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2006 was $3.7 million compared to $3.2 million during the six months ended June 30, 2005. The Company's earnings before income taxes for the six months ended June 30, 2006 are approximately $2.2 million higher than in 2005. During the six months ended June 30, 2006, the Company incurred higher taxes of approximately $.5 million principally as a result of higher United States taxes resulting from the gain from the sale of marketable securities (Artesyn) and higher United States taxable income from operations offset in part by lower foreign taxes in the Far East due to the implementation by the Company of its Macao Commercial Offshore Company ("MCO") which is not subject to Macao corporation income taxes. This had an impact of reducing the effective tax rate from 22.6% for the six months ended June 30, 2005 to 22.3% for the six months ended June 30, 2006 (measured as the provision as a percentage of earnings before provision for income taxes).

The Company conducts manufacturing activities in the Far East. More specifically, the Company has the majority of its products manufactured in the People’s Republic of China (“PRC”), Hong Kong and Macao and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong. Since the Bel entity in Hong Kong conducts most of its manufacturing and quality control activities in the PRC, a portion of this entity’s income was deemed “offshore” and thus not fully taxable in Hong Kong.

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

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited with the intent to handle all of the Company’s sales to third party customers in Asia. Sales to third party customers commenced during the first quarter of 2006. Sales consist of products manufactured in the PRC. The MCO is not subject to Macao corporation income taxes. It is not possible at this time to determine the tax impact on the Company of the establishment of this new entity.

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

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange gains of $(203,000) and $(105,000) for the six months ended June 30, 2006 and 2005, respectively, which were charged to expense, and approximately $(205,000) and $(615,000) for the six months ended June 30, 2006 and 2005, respectively, in unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations. The Company’s investment in Toko is denominated in Japanese yen. A significant change in the value of the yen versus the U.S. dollar could have a material effect on the investment value of Toko.

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005

Sales

Net sales increased 15.5% from $57.5 million during the three months ended June 30, 2005 to $66.5 million during the three months ended June 30, 2006. The Company attributes the increase to increased module sales of $2.8 million, strong demand for interconnect products resulting in an increase of $2.4 million in such sales, of which $0.7 million is attributable to the acquisition of Netwatch, strong demand for magnetic sales resulting in an increase of $3.5 million in such sales, and an increase in circuit protection sales of $0.3 million. Bel had an organic sales increase of 14.4% for the three months ended June 30, 2006.

The significant components of the Company's revenues for the three months ended June 30, 2006 were magnetic products of $36.9 million (as compared with $33.4 million during the three months ended June 30, 2005), interconnect products of $12.3 million (as compared with $9.9 million during the three months ended June 30, 2005), module products of $12.0 million (as compared with $9.2 million during the three months ended June 30, 2005), and circuit protection products of $5.3 million (as compared with $5.0 million during the three months ended June 30, 2005.)

 Cost of Sales

Bel generally enters into processing arrangements with three independent third party contractors in the Far East. The Company uses the services of three additional subcontractors without formal agreements. Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic and Mexico, the Czech Republic and Macao.

Cost of sales as a percentage of net sales increased from 70.7% during the three months ended June 30, 2005 to 75.6% during the three months ended June 30, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 5.8% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Power products in the second half of 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

♦	The Company has also started to pay higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of goods sold.

♦	The Company incurred a pre-tax amortization charge of $289,000 related to intangibles acquired in the Power and Insilco acquisitions.

♦	The Company incurred $270,000 of compensation expense pursuant to SFAS No. 123R that was charged to cost of sales.

♦	The Company has been required to run duplicate ROHS and non-ROHS production lines to support its customers as they convert to “lead free” products.

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

Included in cost of sales are research and development expenses of $1.6 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 15.0% during the three months ended June 30, 2005 to 15.4% during the three months ended June 30, 2006. The Company attributes $.5 million of the $1.6 million increase in the dollar amount of such expenses to increased selling expenses. The $1.1 million increase in general and administrative expenses is principally attributable to the $1.0 million bonus approved by the Board of Directors in connection with the gain from the sale of Artesyn Stock.

During the three months ended June 30, 2006, the Company expensed share based compensation costs in accordance with SFAS No. 123(R), “Share-based Payment". This expense is included in both cost of sales and selling, general and administrative expenses in the amount of approximately $270,000 and $120,000, respectively, for the three months ended June 30, 2006.

Casualty Loss

The Company incurred an estimated loss of $.1 million as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility has been substantially restored during July 2006.

Interest Income

Interest income represents interest earned on cash and cash equivalents which increased by approximately $254,000 during the three months ended June 30, 2006, as compared to the comparable period in 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, which was borrowed for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense related to these borrowings amounted to $140,000 during the three months ended June 30, 2005. During the three months ended June 30, 2006, interest and other expenses included $17,000 of financing expenses related to the Company's credit facility in the United States.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2006 was $3.0 million compared to $1.8 million during the three months ended June 30, 2005. The Company's earnings before income taxes for the three months ended June 30, 2006 are approximately $3.2 million higher than in 2005. The reasons for the increase in taxes and pre-tax income are principally attributable to the same reasons as set forth in the six month analysis.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange losses of $245,000 and $22,000 for the three months ended June 30, 2006 and 2005, respectively, which were charged to expense, and approximately $113,000 and $425,000 for the three months ended June 30, 2006 and 2005, respectively, in unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

Previously, the Company had one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against this line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 31, 2008. During October 2005, the Company borrowed $4.0 million against the line of credit which was paid off during December 2005. As of June 30, 2006 there was no loan balance on the line of credit. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of December 31, 2005 and June 30, 2006, the entire $20 million line of credit was available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at June 30, 2006. This line of credit expires during July 2007. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to Company's Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

The Company has cumulatively acquired a total of 4,926,000 shares, or 5%, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $15.6 million. Of these amounts, the Company acquired 101,000 shares at a cost of $329,000 subsequent to June 30, 2006. Toko had a market capitalization of approximately $327 million as of August 1, 2006. These purchases are reflected on the Company’s consolidated balance sheet as marketable securities . These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of June 30, 2006, the Company has recorded an unrealized gain, net of income taxes, of approximately $.5 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. As of June 30, 2006, the Company has accrued a fee in the amount of approximately $150,000. Such amount has been deferred within other assets. If the proposed acquisition of the Toko is consummated, the fee will be capitalized as part of the acquisition costs. Such amount will be expensed at such time as the Company deems the consummation of the proposed acquisition to be unsuccessful.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of Artesyn stock, the Company recognized a gain of approximately $5.2 million, net of investment banker’s advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified as a selling, general and administrative expense to be paid to key employees by December 31, 2006.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of June 30 2006, the Company has paid approximately $2.1 million toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company believes that the property will be sold during 2006. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of June 30, 2006, the Company had also paid $203,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at June 30, 2006.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million will be paid if such sales reach $25.0 million on a cumulative basis through May 2007. The contingent purchase price payments for E-Power are accounted for as additional purchase price and as an increase to goodwill when such payment obligations are incurred. Current Concepts will be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the six months ended June 30, 2006 and 2005, the Company paid approximately $447,000 and $296,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of June 30, 2006, the Company had cumulatively purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company's cash and cash equivalents increased by $26.4 million reflecting approximately $8.7 million provided by operating activities (principally as a result of the Company's net income of $12.8 million), and proceeds of $1.9 million from the exercise of stock options, offset in part by $2.7 million used principally for acquisitions, $4.3 million for the purchase of property, plant and equipment, and $1.1 million for payments of dividends.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.9% and 53.6% of the Company's total assets at June 30, 2006 and December 31, 2005, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.0 to 1 and 4.5 to 1 at June 30, 2006 and December 31, 2005, respectively.

The following table sets forth at June 30, 2006 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital expenditure obligations	$2,715,548	$2,715,548	$-	$-	$-
Contingent purchase price commitments	2,383,516	2,383,516
Operating leases	3,802,996	1,392,957	1,546,563	863,476
Raw material purchase obligations	19,349,197	19,349,197	-	-	-

Total	$28,251,257	$25,841,218	$1,546,563	$863,476	$-

The Company is required to pay its SERP obligations at the occurrence of certain events. As of June 30, 2006 the SERP had an estimated unfunded benefit obligation of approximately $3.8 million.

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

New Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the consolidated balance sheet and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" , that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $226,000 (pre-tax) during the six months ended June 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of June 30, 2006 or the consolidated statement of cash flows for the six months ended June 30, 2006.

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

Item 4. Controls and Procedures

a.
Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and vice president of finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and vice president of finance concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

b.
Changes in internal controls over financial reporting: There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company and two of its officers are defendants in a wrongful termination lawsuit brought in District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. The Company believes it has adequately accrued sufficient amounts for this liability in accordance with the terms of the ex-employee's employment agreement.

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

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the defendant's objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.

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

The Company cannot predict the outcome of these matters or the impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of security holders was held on May 17, 2006. At the meeting the Board’s nominees were elected to the Board of Directors for terms of three years. The votes were cast as follows:

	For	Withheld
Howard Bernstein	2,428,653	16,326

John Tweedy	2,428,653	16,326

Item 6. Exhibits
(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn, Vice President of Finance

Dated: August 9, 2006

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