Form 10-Q
period 2006-09-30
BEL FUSE INC /NJ
filed 2006-11-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006
or

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
  ☐ Yes       ☒ No

At November 1, 2006, there were 2,702,677 shares of Class A Common Stock, $0.10 par value, outstanding and 9,149,165 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of September 30, 2006
		(unaudited) and December 31, 2005	2 - 3

		Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30,
		2006 and 2005 (unaudited)	4

		Consolidated Statements of Stockholders' Equity for
		the Year Ended December 31, 2005 and the
		Nine Months Ended September 30, 2006 (unaudited)	5 - 6

		Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2006 and 2005 (unaudited)	7 - 9

		Notes to Consolidated Financial Statements (unaudited)	10 - 33

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	34-53

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	54

	Item 4.	Controls and Procedures	55

Part II		Other Information

	Item 1.	Legal Proceedings	56-57

	Item 6.	Exhibits	58

	Signatures		59

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

The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$80,888,186	$51,997,634
Marketable securities	15,927,300	38,463,108
Accounts receivable - less allowance for doubtful
accounts of $753,000 and $1,107,000 at
September 30, 2006 and December 31, 2005, respectively	52,519,059	39,304,984
Inventories	40,305,863	32,947,103
Prepaid expenses and other current
assets	2,134,595	1,691,017
Deferred income taxes	1,062,827	-
Assets held for sale	848,049	828,131

Total Current Assets	193,685,879	165,231,977

Property, plant and equipment - net	43,640,849	42,379,356

Deferred income taxes	4,046,000	3,901,000
Intangible assets - net	2,169,351	2,782,188
Goodwill	28,117,022	22,427,934
Prepaid pension costs	1,655,362	1,655,362
Other assets	4,050,354	3,678,100

TOTAL ASSETS	$277,364,817	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,005,743	$14,560,827
Accrued expenses	17,263,385	10,667,558
Deferred income taxes	-	1,412,000
Income taxes payable	12,802,990	9,840,295
Dividends payable	589,000	548,000
Total Current Liabilities	52,661,118	37,028,680

Long-term Liabilities:
Minimum pension obligation	4,012,573	3,450,688

Total Liabilities	56,673,691	40,479,368

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,769 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,147,665
and 9,013,264 shares, respectively
(net of 3,218,307 treasury shares)	914,767	901,327
Additional paid-in capital	32,086,551	31,713,608
Retained earnings	186,822,142	167,991,188
Deferred stock-based compensation	-	(3,562,709)
Accumulated other comprehensive
income	597,398	4,262,867
Total Stockholders' Equity	220,691,126	201,576,549

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$277,364,817	$242,055,917

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$194,360,103	$159,231,451	$73,259,757	$56,247,745

Costs and expenses:
Cost of sales	146,058,522	113,800,708	55,809,958	40,419,800
Selling, general and administrative	28,706,846	24,650,866	9,096,679	8,810,927
Casualty loss	1,029,853	-	(67,418)	-
	175,795,221	138,451,574	64,839,219	49,230,727

Income from operations	18,564,882	20,779,877	8,420,538	7,017,018
Interest and financing expense	(52,787)	(207,469)	(8,401)	-
Gain on sale of marketable securities, net	5,151,039	-	-	-
Interest income	2,015,106	980,029	841,348	347,379

Earnings before provision for income taxes	25,678,240	21,552,437	9,253,485	7,364,397
Income tax provision	5,172,000	4,584,000	1,508,000	1,378,000

Net earnings	$20,506,240	$16,968,437	$7,745,485	$5,986,397

Earnings per common share - basic	$1.74	$1.48	$0.65	$0.52

Earnings per common share - diluted	$1.73	$1.47	$0.65	$0.52

Weighted average common shares
outstanding - basic	11,789,048	11,447,675	11,829,146	11,500,704
Weighted average common shares
outstanding - diluted	11,844,272	11,542,205	11,872,381	11,575,205

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Stock- Based Compensation

Balance, January 1, 2005	$178,461,296		$149,949,283	$5,386,512	$270,268	$866,059	$21,989,174	$-

Exercise of stock
options	4,115,508					20,028	4,095,480
Tax benefits arising
from the non-qualified disposition
of incentive stock options	429,802						429,802	-
Cash dividends on Class A
common stock	(430,940)		(430,940)
Cash dividends on Class B
common stock	(1,760,432)		(1,760,432)
Issuance of restricted
common stock	5,214,392					15,240	5,199,152
Deferred stock-based
compensation - net of taxes	(3,810,840)							(3,810,840)
Currency translation
adjustment	(669,153)	$(669,153)		(669,153)
Decrease in unrealized gain or
loss on marketable securities
-net of taxes	(454,492)	(454,492)		(454,492)
Stock-based compensation
expense - net of taxes	248,131							248,131
Net earnings	20,233,277	20,233,277	20,233,277
Comprehensive income		$19,109,632

Balance, December 31, 2005	201,576,549		167,991,188	4,262,867	270,268	901,327	31,713,608	(3,562,709)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Stock- Based Compensation

Exercise of stock
options	2,764,143					11,280	2,752,863
Tax benefits arising
from the non-qualified disposition
of incentive stock options	250,699						250,699
Cash dividends on Class A
common stock	(323,200)		(323,200)
Cash dividends on Class B
common stock	(1,352,086)		(1,352,086)
Currency translation
adjustment	216,394	$216,394		216,394
Decrease in unrealized gain or
loss on marketable securities
-net of taxes	(3,881,863)	(3,881,863)		(3,881,863)
Issuance of restricted
common stock	-					2,160	(2,160)
Stock-based compensation
expense - net of tax	934,250						934,250
Adoption of SFAS 123 (R)	-						(3,562,709)	3,562,709
Net earnings	20,506,240	20,506,240	20,506,240
Comprehensive income		$16,840,771

Balance, September 30, 2006	$220,691,126		$186,822,142	$597,398	$270,268	$914,767	$32,086,551	$-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating
activities:
Net income	$20,506,240	$16,968,437
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	6,983,518	7,197,253
Casualty loss	1,029,853	-
Stock-based compensation	1,189,599	-
Excess tax benefits from share-based
payment arrangements	(250,699)	-
Gain on sale of marketable securities	(5,151,039)	-
Other	643,905	864,192
Deferred income taxes	(778,000)	(2,908,000)
Changes in operating assets
and liabilities (net of acquisitions)	(8,421,059)	2,477,012
Net Cash Provided by
Operating Activities	15,752,318	24,598,894

Cash flows from investing activities:
Purchase of property, plant
and equipment	(7,633,002)	(4,551,341)
Purchase of marketable
securities	(2,236,972)	(3,355,913)
Payment for acquisitions - net of
cash acquired	(2,960,974)	(20,589,139)
Proceeds from sale of
marketable securities	24,489,966	643,424
Net Cash Provided by (Used in)
Investing Activities	11,659,018	(27,852,969)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from financing
activities:
Proceeds from borrowings	-	8,000,000
Loan repayments	-	(15,360,694)
Proceeds from exercise of
stock options	2,764,143	3,351,046
Dividends paid to common
shareholders	(1,660,523)	(1,638,909)
Excess tax benefits from share-based
payment arrangements	250,699	-
Net Cash Provided By (Used In)
Financing Activities	1,354,319	(5,648,557)

Effect of exchange rate changes on cash	124,897	(328,976)

Net Increase (decrease) in
Cash and Cash Equivalents	28,890,552	(9,231,608)
Cash and Cash Equivalents
- beginning of year	51,997,634	71,197,891
Cash and Cash Equivalents
- end of year	$80,888,186	$61,966,283

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts receivable	$(13,114,129)	$(3,043,507)
Increase in inventories	(7,289,696)	(2,966,895)
(Increase) decrease in prepaid
expenses and other
current assets	(443,578)	495,361
(Increase) decrease in other assets	(372,254)	644,347
Increase in
accounts payable	7,428,294	3,604,016
Increase in income taxes payable	3,069,675	3,335,425
Increase in accrued expenses	2,300,629	408,265
	$(8,421,059)	$2,477,012

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Supplementary information:
Cash paid during the year for:
Income taxes	$2,441,000	$3,733,000
Interest	$52,787	$207,469

Details of acquisitions:
Fair value of assets acquired (excluding
cash acquired of $311,856 in 2005)	$-	$6,167,138
Intangibles	446,571	2,445,235
Goodwill	6,000,000	12,457,651
Acquisition costs	6,446,571	21,070,024

Amounts paid (held back) on
acquisition payment	514,403	(480,885)
Amounts accrued	(4,000,000)	-
Cash paid for acquisitions	$2,960,974	$20,589,139

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2006, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the nine months ended September 30, 2006 should not be viewed as indicative of the Company’s annual results. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2006 and December 31, 2005, cash equivalents approximated $35,437,000 and $13,444,000, respectively.

MARKETABLE SECURITIES - The Company classifies its marketable equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are included in the statement of operations. Current exchange rates are used for all foreign subsidiaries except for two subsidiaries in the Far East which use both current and historical exchange rates. Realized foreign currency gains (losses) were $(170,000) and $(78,000) for the nine months ended September 30, 2006 and 2005, and $75,000 and $27,000 for the three months ended September 30, 2006 and 2005, respectively, and have been expensed in the consolidated statements of operations as a component of selling, general and administration expense.

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

The principal items giving rise to deferred taxes are unrealized gains on marketable securities available for sale, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including the SERP, which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

STOCK-BASED COMPENSATION - The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. Effective January 1, 2006, the Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment". The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, this SFAS applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of this SFAS using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued. Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and had adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. As such, for periods prior to January 1, 2006, the Company presents pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied under SFAS No. 123.

During 2005 and 2006, the Company issued 152,400 and 21,600 class B common shares, respectively, under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in pre-tax compensation expense of $831,000 and $267,000 ($599,000 and $186,000, net of tax benefit) for the nine and three months ended September 30, 2006, respectively. The balance of $3,600,000 of deferred stock-based compensation, net of taxes, is included within paid-in-capital on the Company’s consolidated balance sheet. Additionally, stock-based compensation expense related to incentive stock options amounted to $335,000 and $109,000 (pre-tax) for the nine and three months ended September 30, 2006, respectively.

Prior to January 1, 2006, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2005 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net earnings - as reported	$5,986,397	$16,968,437
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	(160,868)	(482,604)
Net earnings- pro forma	$5,825,529	$16,485,833
Earnings per common share -
basic-as reported	$0.52	$1.48
Earnings per common share -
basic-pro forma	$0.51	$1.44
Earnings per common share -
diluted-as reported	$0.52	$1.47
Earnings per common share -
diluted-pro forma	$0.50	$1.43

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the nine months ended September 30, 2006 and 2005 amounted to $4.9 million and $5.5 million, respectively, and for the three months ended September 30, 2006 and 2005 amounted to $1.7 million and $1.8 million, respectively.

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

CASUALTY LOSS - During the nine months ended September 30, 2006, the Company incurred a $1.0 million pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at a leased manufacturing facility in the Dominican Republic.

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

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares outstanding - basic	11,789,048	11,447,675	11,829,146	11,500,704

Dilutive impact of stock options	55,224	94,530	43,235	74,501

Weighted average shares oustanding - diluted	11,844,272	11,542,205	11,872,381	11,575,205

During the nine and three months ended September 30, 2006, 14,000 outstanding options were not included in the foregoing computations because they were antidilutive.

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

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. Galaxy is a designer and manufacturer of high-density DC-DC converters for distributed power and telecommunication applications. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.2 million of goodwill and $2.0 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

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

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2005 (in thousands, except per share data):

Nine Months Ended
September 30,
2005
Net sales	$164,543
Net earnings	16,692
Earnings per share - diluted	1.45

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $1,730,000 and $1,610,000 for the nine months ended September 30, 2006 and 2005, respectively, and $430,000 and $629,000 for the three months ended September 30, 2006 and 2005.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million was required to be paid if such sales reached $25.0 million on a cumulative basis through May 2007. The $25.0 million benchmark was reached during September 2006. As a result, $4.0 million will be paid during November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Amounts due to E-Power are included within accrued expenses as of September 30, 2006. Current Concepts is required to be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. This $10 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $447,000 and $485,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments to Current Concepts have been accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated depreciation, for the nine months ended September 30, 2006 and the year ended December 31, 2005 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2005	$9,881,854	$6,407,435	$2,869,092	$605,327

Goodwill allocation
related to acquisitions	12,546,080	-	11,543,846	1,002,234

Balance, December 31, 2005	22,427,934	6,407,435	14,412,938	1,607,561

Goodwill allocation
related to acquisitions	6,000,000	6,000,000	-	-

Reclassification to intangible assets	(670,000)	-	(670,000)	-

Other purchase price and foreign
exchange adjustments	359,088	-	323,464	35,624

Balance, September 30, 2006	$28,117,022	$12,407,435	$14,066,402	$1,643,185

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

	December 31, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,812,853	$2,653,000	$1,634,566	$282,000	$178,287

Customer relationships	1,160,000	178,833	-	-	1,160,000	178,833

Covenants not-to-compete	5,021,034	4,342,160	4,221,034	3,813,589	800,000	528,571

	$9,116,034	$6,333,846	$6,874,034	$5,448,155	$2,242,000	$885,691

	September 30, 2006
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$2,147,086	$2,653,000	$1,947,625	$282,000	$199,461

Customer relationships	1,830,000	556,625	-	-	1,830,000	556,625

Covenants not-to-compete	5,467,605	5,359,543	4,667,605	4,614,304	800,000	745,239

	$10,232,605	$8,063,254	$7,320,605	$6,561,929	$2,912,000	$1,501,325

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2006	$263,287
2007	809,277
2008	534,287
2009	427,596
2010	134,904

2006 represents estimated amortization from October 1, 2006 through December 31, 2006.

4. MARKETABLE SECURITIES

The Company has cumulatively acquired a total of 5,290,000 shares, or 5%, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $16.6 million. Toko had a market capitalization of approximately $257 million as of October 31, 2006. These shares are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of September 30, 2006, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $0.4 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. As of September 30, 2006, the Company has not accrued a fee to the investment banker as the Toko stock is at an unrealized loss position.

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

At September 30, 2006 and December 31, 2005, respectively, marketable securities have a cost of approximately $16,630,000 and $32,893,000, an estimated fair value of approximately $15,927,000 and $38,463,000 and gross unrealized gains (losses) of approximately $(703,000) and $5,570,000. Such unrealized gains (losses) are included, net of tax, in accumulated other comprehensive income. The Company had realized gains of $5.2 million and realized losses of $88,000 for the nine months ended September 30, 2006 and no realized gains or losses for the nine months ended September 30, 2005.

5. INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$17,858,744	$19,342,703
Work in progress	10,375,762	2,515,174
Finished goods	12,071,357	11,089,226
	$40,305,863	$32,947,103

6. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total segment revenues
North America	$61,973,366	$62,002,064	$22,442,362	$24,882,906
Asia	140,544,037	106,420,536	52,300,151	34,910,620
Europe	21,025,711	11,633,694	7,670,179	4,219,386
Total segment revenues	223,543,114	180,056,294	82,412,692	64,012,912
Reconciling items:
Intersegment revenues	(29,183,011)	(20,824,843)	(9,152,935)	(7,765,167)
Net sales	$194,360,103	$159,231,451	$73,259,757	$56,247,745

Income (loss) from Operations:
North America	$2,225,522	$5,481,830	$2,246,177	$1,640,800
Asia	15,351,855	15,329,791	5,644,688	5,530,004
Europe	987,505	(31,744)	529,673	(153,786)
	$18,564,882	$20,779,877	$8,420,538	$7,017,018

The Company had one customer with sales in excess of 10% (17.3%) of net sales during the nine months ended September 30, 2006. The loss of this customer could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

7. DEBT

a.  Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. During October 2005, the Company borrowed $4 million against the line of credit. The outstanding balance was paid off in its entirety during December 2005. There was no balance outstanding as of September 30, 2006. At that date, the entire $20 million line of credit was available to the Company to borrow. The line is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company. The line bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of September 30, 2006, the Company is in compliance with its debt covenants.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of September 30, 2006. The line of credit expires during July 2007. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

b.  Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available to the Company.

For the nine months ended September 30, 2006 and 2005, the Company recorded interest expense of $53,000 and $207,000, respectively. For the three months ended September 30, 2006 and 2005, the Company recorded interest expense of $8,000 and $-0-, respectively.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005
Sales commissions	$2,152,672	$1,812,135
Investment banking commissions	-	1,105,510
Subcontracting labor	2,115,795	1,597,279
Contingent purchase price	4,000,000	-
Salaries, bonuses and
related benefits	4,923,242	2,642,729
Other	4,071,676	3,509,905
	$17,263,385	$10,667,558

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions is made with Company stock purchased in the open market. The expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $383,000 and $400,000, respectively. The expense for the three months ended September 30, 2006 and 2005 amounted to approximately $103,000 and $152,000, respectively. As of September 30, 2006, the plans owned 18,374 and 138,083 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of their salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $309,000 and $298,000, respectively. The expense for the three months ended September 30, 2006 and 2005 amounted to approximately $188,000 and $89,000, respectively. As of September 30, 2006, the fund owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $767,000 and $461,000, respectively. The expense for the three months ended September 30, 2006 and 2005 amounted to approximately $127,000 and $120,000, respectively.

The components of SERP expense are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$582,000	$208,000	$96,000	$54,000
Interest cost	115,000	153,000	19,000	40,000
Amortization of adjustments	70,000	100,000	12,000	26,000
Total SERP expense	$767,000	$461,000	$127,000	$120,000

	September 30,	December 31,
	2006	2005
Balance sheet amounts:
Accrued pension liability	$4,012,573	$3,450,688
Intangible asset	1,655,362	1,655,362

10. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (R) "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of its employee stock-based options and awards. SFAS No. 123 (R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of stock-based payment arrangements.

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

On September 30, 2006, the Company has one stock-based compensation plan, which is described below. During the nine months and three months ended September 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $335,000 and $109,000, respectively. The incremental stock-based compensation expense caused the basic and diluted earnings per common share to decrease by $.03 per share and $.01 per share for the nine months and three months ended September 30, 2006, respectively. In addition, in connection with the adoption of SFAS No. 123 (R), net cash provided by operating activities decreased and net cash provided by financing activities increased during the nine months ended September 30, 2006 by $250,699 related to excess tax benefits from stock-based payment arrangements.

The aggregate compensation cost recognized in net earnings for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to $1,189,000 and $-0- for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, the aggregate compensation cost recognized in net earnings amounted to $399,000 and $-0-. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the nine months ended September 30, 2006 and 2005.

Under the provisions of SFAS 123(R), the recognition of deferred compensation as a separate component of equity representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero and is currently included in additional paid-in capital.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, which was the last year options were granted; dividends yield of 0.9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the year ended December 31, 2005 or during the nine and three months ended September 30, 2006. Expected lives of options previously granted were estimated using the historical exercise behavior of employees. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock. The Company uses historical data to estimate employee forfeitures. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of option activity under the plan as of January 1, 2006 and changes during the nine months ended September 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2006	286,013	$24.96
Granted	-	-
Exercised	(112,800)	24.50		$1,235,225
Forfeited or expired	(12,400)	29.71
Outstanding at September 30, 2006	160,813	24.91	1.5	$1,154,640
Exercisable at September 30, 2006	68,813	$24.18	1.5	$544,460

During the nine months ended September 30, 2006 and 2005 the Company received $2,764,143 and $3,351,046 from the exercise of stock options and realized tax benefits of $251,000 and $403,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1,235,225 and $1,978,912, respectively. Stock compensation expense applicable to stock options for the nine months ended September 30, 2006 and 2005 was $335,000 and $-0-, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at December 31, 2005	177,500	$24.28
Granted	-
Vested	(73,100)	19.84
Forfeited	(12,400)	29.71
Nonvested at September 30, 2006	92,000	$25.45

At September 30, 2006 there was $169,883 of total unrecognized compensation cost related to non vested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years. The fair value of the 73,100 vested shares is $1,450,000 for the nine months ended September 30, 2006.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Stock Option plan. The shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. Deferred stock-based compensation expense of $3.6 million associated with unearned shares under this plan as of September 30, 2006, is reported within additional paid-in capital on the Company's consolidated balance sheet, net of deferred tax benefit. Pretax compensation expense was $855,000 for the nine months ended September 30, 2006 and $-0- for the nine months ended September 30, 2005.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2005 and for the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value

Outstanding at January 1, 2006	152,400	$35.64
Granted	-	-
Awarded	21,600	30.00
Forfeited	(6,000)	37.00
Outstanding at September 30, 2006	168,000	-	4.5	$-
Vested at September 30, 2006	-		-	$-

As of September 30, 2006, there was $4.7 million of total pre-tax unrecognized compensation cost related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.5 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

11. COMMON STOCK

On May 9, 2000, the Board of Directors authorized the repurchase of up to ten percent (10%) of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2005, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No stock was repurchased during the nine and three months ended September 30, 2006.

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

•
Convertibility - Not convertible into another class of Common Stock or any other security by the Company, unless by resolution of the Board of Directors to convert such shares as a result of either class becoming excluded from quotation on NASDAQ, or if total outstanding shares of Class A falls below 10% of the aggregate number of outstanding shares of both classes (in which case, all Class B shares will be automatically converted in Class A shares).

•	Transferability and trading - Both Class A and Class B are freely transferable and publicly traded on the NASDAQ National Market;

•
Subdivision of shares - Any split, subdivision or combination of the outstanding shares of Class A or Class B must be proportionately split with the other class in the same manner and on the same basis.

12. COMPREHENSIVE INCOME

Comprehensive income for the nine and three months ended September 30, 2006 and 2005 consists of:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$20,506,240	$16,968,437	$7,745,485	$5,986,397
Currency translation adjustment	216,394	(639,538)	11,426	(24,873)
Increase (decrease) in unrealized
gain (loss) on marketable securities
- net of taxes	(3,881,863)	(2,466,116)	(857,336)	677,180

Comprehensive income	$16,840,771	$13,862,783	$6,899,575	$6,638,704

13. ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of September 30, 2006, the Company had also paid $209,000 of legal, site testing and State of New Jersey Environmental Protection Agency fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at September 30, 2006. Management anticipates the property will be sold by December 31, 2006.

14. NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the Company’s consolidated balance sheet and statement of operations but the effect of such implementation is not determinable at this time.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $335,000 (pre-tax) during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of September 30, 2006 or the consolidated statement of cash flows for the nine months ended September 30, 2006.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey corporation, and Bel Power, Inc., a Massachusetts corporation, v. Andrew Ferencz, Gregory Zovonar, Bernhard Schroter, EE2GO, Inc., a Massachusetts corporation, Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the defendants' objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company. The Company believes it has adequate defenses regarding this lawsuit and accordingly has not accrued any liability in connection with such lawsuit.

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. The Company has been advised that Regal will appeal the Court's rejection of its infringement claims. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements.

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

During the nine months ended September 30, 2006, approximately $4.6 million of the Company’s $35.2 million sales increase was attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”), which occurred on March 22, 2005, and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.), which occurred on June 30, 2005. Galaxy was renamed Bel Power Inc. (“Power”). Excluding the 2005 acquisitions, the Company had an organic sales increase of 19.2% for the nine months ended September 30, 2006. With these acquisitions, the Company's sales increased by 22.1%. The disclosure of the Company's revenues excluding the 2005 acquisitions may constitute a "Non-GAAP Financial Measure". The Company has provided a reconciliation by also including a reference to total revenues. The Company believes that the reference to revenues excluding the 2005 acquisitions improves the comparability of its disclosures. The 2005 acquisitions resulted in additional Cost of Sales and Selling, General and Administrative expenses in the nine months ended September 30, 2006 and 2005 of $12.0 million and $9.0 million, respectively.

Gross profit margins were lower during the nine months ended September 30, 2006 compared to September 30, 2005, principally due to increased raw material costs resulting from higher commodity prices for copper, steel, and petroleum-based products and changes in the Company’s product mix. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. The increasing sales of the Company's DC-DC power products also have an impact on the accelerated write off of intangible assets related to the acquisition of Current Concepts. The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred. Due to the shorter remaining lives of the covenants not to compete, any additional contingent purchase price payments that are allocated to covenants not to compete are amortized over a shorter remaining life. During the quarter ended September 30, 2006, Current Concepts reached its benchmark sales target and no additional contingent purchase price payments will be made. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs but cannot attain premium pricing for such products.

The Company also incurred $1.2 million in pre-tax stock-based compensation expense during the nine months ended September 30, 2006 in connection with its Restricted Stock Award and Incentive Stock Option Plan. This expense is reflected both in the Company’s cost of sales and selling, general and administrative expenses which is consistent with the classification of employee compensation expense. During the nine months ended September 30, 2005, the Company did not incur an expense for stock-based compensation.

During the nine months ended September 30, 2006, the Company incurred a $1.0 million pre-tax casualty loss primarily for uninsured raw materials destroyed by a fire at a Company leased manufacturing facility in the Dominican Republic.

During the nine months ended September 30, 2006, the Company realized a gain on marketable securities of $5.2 million, net of investment banking fees, offset by a $1.0 million accrual (classified within selling, general and administrative expense for accounting purposes) for performance bonuses awarded by the Board of Directors in connection with the gain.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Acquisitions

Acquisitions continue to be a key element in the Company's growth strategy. If the Company's evaluation of an acquisition candidate misjudges its technology, estimated future sales and profitability levels, ability to keep pace with the latest technology, or working capital needs, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required which could have a material adverse effect on the Company’s consolidated results of operations and financial condition. The Company has a significant amount of sales with several customers including one major customer with sales over 10%. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1	71.5	76.2	71.9
Selling, general and
administrative expenses	14.8	15.5	12.4	15.7
Casualty loss	0.5	-	(0.1)	-
Interest income and interest
and financing expense	1.0	0.5	1.1	0.6
Gain on sale of marketable
securities - net	2.7	-	-	-
Earnings before provision
for income taxes	13.2	13.5	12.6	13.1
Income tax provision	2.7	2.9	2.1	2.4
Net earnings	10.6	10.7	10.7	10.7

The following table sets forth the year over year percentage increase of certain items included in the Company's consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006
	compared with Nine	compared with Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net sales	22.1%	30.2%

Cost of sales	28.3	38.1

Selling, general and
administrative expenses	16.5	3.2

Net earnings	20.8	29.4

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS
NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Net sales increased 22.1% from $159.2 million during the nine months ended September 30, 2005 to $194.4 million during the nine months ended September 30, 2006. The Company attributes the increase to increased module sales of $13.6 million, of which $3.4 million is attributable to the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $5.8 million in such sales, of which $1.2 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $15.4 million in such sales, as well as an increase in circuit protection sales of $0.4 million. Bel had an organic sales increase of 19.2% for the nine months ended September 30, 2006.

The significant components of the Company's revenues for the nine months ended September 30, 2006 were magnetic products of $110.2 million (as compared with $94.8 million during the nine months ended September 30, 2005), interconnect products of $34.6 million (as compared with $28.8 million during the nine months ended September 30, 2005), module products of $34.5 million (as compared with $20.9 million during the nine months ended September 30, 2005), and circuit protection products of $15.1 million (as compared with $14.7 million during the nine months ended September 30, 2005).

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2005, the Company cannot predict with any degree of certainty sales revenue for the remainder of 2006 or for 2007. During the third quarter of 2006, several customers have requested deliveries in excess of their forecasts. The Company has also received several last minute order changes. Although the Company's backlog has been stable, the Company believes that backlog is not a good indicator of future revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (17.3%) of net sales during the nine months ended September 30, 2006. The loss of this customer could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

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

Cost of sales as a percentage of net sales increased from 71.5% during the nine months ended September 30, 2005 to 75.1% during the nine months ended September 30, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 5.6% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Power products in the second half of 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

♦	The Company has also started to pay higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales.

♦
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease. The increasing sales also have an impact on the accelerated write-off of intangibles related to contingent purchase price payments arising from the acquisition of Current Concepts as the amortization life of the identifiable intangibles have expired and all payments are expensed in the period they were paid.

Included in cost of sales are research and development expenses of $4.9 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively. The principal reason for the decrease is less research and development in the United States due to the consolidation of the Bel Power and the Galaxy facilities in Massachusetts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.1 million, or 16.5% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.5 % during the nine months ended September 30, 2005 to 14.8% during the nine months ended September 30, 2006. The Company attributes $1.8 million of the $4.1 million increase in the dollar amount of such expenses to increased selling expenses, including $.2 million in Power related expenses. The $2.3 million increase in general and administrative expenses includes $1.0 million related to Power and Bel Net, additional salaries, wages and bonuses of $1.8 million, principally attributable to a $1.0 million bonus approved by the Board of Directors in connection with the gain from the sale of Artesyn stock, additional stock compensation expense of $.8 million, partially arising from the Company’s implementation of Statement of Financial Accounting Standards ("SFAS") 123 (R) during 2006 (see below and Notes 1 and 10 of the Notes to the Company's Consolidated Financial Statements), and additional professional fees of $.5 million principally related to Sarbanes-Oxley compliance and legal expenses in connection with various lawsuits the Company is a party to. These increases were offset in part by lower bad debt expense of $.3 million and other net decreases in several expense categories totaling $1.5 million

During the nine months ended September 30, 2006, the Company expensed stock-based compensation costs in accordance with SFAS No. 123(R), “Share-based Payment". This expense is included in both cost of sales and selling, general and administrative expenses in the amount of approximately $391,000 and $798,000, respectively, for the nine months ended September 30, 2006.

Casualty Loss

The Company incurred a loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Interest Income

Interest income represents interest earned on cash and cash equivalents which increased by approximately $1,035,000 during the nine months ended September 30, 2006, as compared to the comparable period in 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and higher yields on such balances.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, reflecting borrowings for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50% payable quarterly and was completely paid off by June 30, 2005. Interest expense related to these borrowings amounted to $207,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, interest expense amounted to $53,000, representing financing expenses related to the Company's credit facility in the United States.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2006 was $5.2 million compared to $4.6 million during the nine months ended September 30, 2005. The Company's earnings before income taxes for the nine months ended September 30, 2006 are approximately $4.1 million higher than in 2005. During the nine months ended September 30, 2006, the Company incurred higher taxes of approximately $1.7 million principally as a result of higher United States taxes resulting from the gain from the sale of marketable securities (Artesyn). The higher taxable income from the Company’s United States operations was offset in part by lower foreign taxes in the Far East due to the implementation by the Company of its Macao Commercial Offshore Company ("MCO"), which is not subject to Macao corporation income taxes. This had an impact of reducing the effective tax rate from 21.3% for the nine months ended September 30, 2005 to 20.1% for the nine months ended September 30, 2006 (measured by reflecting the tax provision as a percentage of earnings before provision for income taxes).

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

The Company also conducts manufacturing operations in Macao. Macao has a statutory corporate income tax rate of 12 percent.

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

During 2005, the Company was granted an offshore operating license from the government of Macao to set up an MCO named Bel Fuse (Macao Commercial Offshore) Limited with the intent to handle all of the Company’s sales to third party customers in Asia. Sales to third party customers commenced during the first quarter of 2006. Sales consist of products manufactured in the PRC. The MCO is not subject to Macao corporation income taxes. It is not possible at this time to determine the tax impact on the Company of the establishment of this new entity.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. During the year ended December 31, 2005, $70.6 million of earnings were repatriated by the Company.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange (losses) gains of $(170,000) and $(78,000) for the nine months ended September 30, 2006 and 2005, respectively, which were charged to expense, and approximately $216,000 and $(640,000) as of September 30, 2006 and 2005, respectively, in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations. The Company’s investment in Toko is denominated in Japanese yen. A significant change in the value of the yen versus the U.S. dollar could have a material effect on the investment value of Toko.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS
THREE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Net sales increased 30.2% from $56.2 million during the three months ended September 30, 2005 to $73.3 million during the three months ended September 30, 2006 principally attributed to stronger customer demand. The Company had increased module sales of $7.0 million, increased magnetic sales of $8.8 million, increased interconnect products sales of $.8 million, and an increase in circuit protection sales of $.5 million. Bel had an organic sales increase of 30.2% for the three months ended September 30, 2006.

The significant components of the Company's revenues for the three months ended September 30, 2006 were magnetic products of $41.4 million (as compared with $32.6 million during the three months ended September 30, 2005), interconnect products of $11.3 million (as compared with $10.5 million during the three months ended September 30, 2005), module products of $15.0 million (as compared with $8.0 million during the three months ended September 30, 2005), and circuit protection products of $5.6 million (as compared with $5.1 million during the three months ended September 30, 2005).

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

Cost of sales as a percentage of net sales increased from 71.9% during the three months ended September 30, 2005 to 76.2% during the three months ended September 30, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 7.9% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products (including new Power products in the second half of 2005), which have a higher raw material content than the Company’s other products, and increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

♦
The Company has also started to pay higher wage rates and benefits to its production workers in China following new statutory wage guidelines effective September 2006. These higher rates and benefits are reflected in the Company’s cost of sales.

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

Included in cost of sales are research and development expenses of $1.7 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by only $.3 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.7% during the three months ended September 30, 2005 to 12.4% during the three months ended September 30, 2006. Selling expenses increased by $.3 million and were offset by a $.4 million net decrease in several general and administrative expenses.

During the three months ended September 30, 2006, the Company expensed stock-based compensation costs in accordance with SFAS No. 123(R), “Share-based Payment". This expense is included in both cost of sales and selling, general and administrative expenses in the amount of approximately $121,000 and $278,000, respectively, for the three months ended September 30, 2006.

Interest Income

Interest income represents interest earned on cash and cash equivalents which increased by approximately $494,000 during the three months ended September 30, 2006, as compared to the comparable period in 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense

During the three months ended September 30, 2006, interest and other expenses included $8,000 of financing expenses related to the Company's credit facility in the United States.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2006 was $1.5 million compared to $1.4 million during the three months ended September 30, 2005. The Company's earnings before income taxes for the three months ended September 30, 2006 were approximately $1.9 million higher than in 2005. The reasons for the moderate tax increase despite higher pre-tax income is principally attributable to the establishment of the MCO as more fully described in the nine month analysis.

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

Previously, the Company had one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against this line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 20, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 31, 2008. During October 2005, the Company borrowed $4.0 million against the line of credit which was paid off during December 2005. As of September 30, 2006 there was no loan balance on the line of credit. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of December 31, 2005 and September 30, 2006, the entire $20 million line of credit was available to the Company to borrow. The loan is collateralized with a first priority security interest in and lien on 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property and certain real property of the Company.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at September 30, 2006. This line of credit expires during July 2007. Borrowing on this line of credit is guaranteed by the Company.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to Company's Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

The Company has cumulatively acquired a total of 5,290,000 shares, or 5%, of the outstanding common stock of Toko, Inc. (“Toko”) at a total purchase price of $16.6 million. Toko had a market capitalization of approximately $257 million as of October 31, 2006. These purchases are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of September 30, 2006, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $0.4 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. As of September 30, 2006, the Company has not accrued a fee to the investment banker as the Toko stock is at an unrealized loss position.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of Artesyn stock, the Company recognized a gain of approximately $5.2 million, net of investment banker’s advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified as a selling, general and administrative expense which will be paid to key employees by December 31, 2006.

The Company is constructing a 117,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $2.3 million. As of September 30 2006, the Company has paid approximately $1.9 million toward the construction. The Company expects to complete the construction during 2006.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. The Company believes that the property will be sold during 2006. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of September 30, 2006, the Company had also paid $209,000 of legal, site testing and State of New Jersey Environmental Protection Agency fees. As these costs are incurred, the Company capitalizes them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at September 30, 2006.

Under the terms of the E-Power Ltd (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company is required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified sales levels. During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. An additional $4.0 million was required to be paid if such sales reached $25.0 million on a cumulative basis through May 2007. The $25.0 million benchmark was reached during September 2006. As a result ,$4.0 million will be paid during November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Amounts due to E-Power are included within accrued expenses as of September 30, 2006. Current Concepts is required to be paid 16% of sales, as defined, on the first $10.0 million of sales through May 2007. This $10 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $447,000 and $485,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments to Current Concepts have been accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of September 30, 2006, the Company had cumulatively purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company's cash and cash equivalents increased by $28.9 million reflecting $15.8 million provided by operating activities (principally as a result of the Company's net income of $20.5 million), $11.7 million provided by investing activities, ($24.5 million from the sale of marketable securities, offset in part by $3.0 million used principally for acquisitions, $7.6 million for the purchase of property, plant and equipment, and $2.2 million for the purchase of marketable securities) and $1.3 million provided by financing activities (proceeds of $2.8 million from the exercise of stock options, offset in part by $1.7 million in dividend payments).

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.8% and 52.2% of the Company's total assets at September 30, 2006 and December 31, 2005, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.7 to 1 and 4.5 to 1 at September 30, 2006 and December 31, 2005, respectively.

The following table sets forth at September 30, 2006 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period
Contractual Obligations	Total	One Year Ended September 30, 2007	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$2,628,770	$2,628,770	$-	$-	$-
Operating leases	3,953,953	1,488,511	1,687,226	778,216	-
Raw material purchase obligations	20,571,793	20,571,793	-	-	-

Total	$27,154,516	$24,689,074	$1,687,226	$778,216	$-

The Company is required to pay its SERP obligations at the occurrence of certain events. As of September 30, 2006 the SERP had an estimated unfunded benefit obligation of approximately $4.0 million.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. Should the Company pursue additional acquisitions during 2006, or thereafter, the Company may also be required to pursue public or private equity or debt transactions to finance the acquisitions and to provide working capital to the acquired companies.

New Financial Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 could have a material effect on the Company’s consolidated balance sheet and statement of operations but the effect of such implementation is not determinable at this time.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" , that requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $335,000 (pre-tax) during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did not have a material effect on the consolidated balance sheet as of September 30, 2006 or the consolidated statement of cash flows for the nine months ended September 30, 2006.

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

b.
Changes in internal controls over financial reporting: There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey corporation, and Bel Power, Inc., a Massachusetts corporation, v. Andrew Ferencz, Gregory Zovonar, Bernhard Schroter, EE2GO, Inc., a Massachusetts corporation, Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the defendants' objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company. The Company believes it has adequate defenses regarding this lawsuit and accordingly has not accrued any liability in connection with such lawsuit.

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. The Company has been advised that Regal will appeal the Court's rejection of its infringement claims. The Company believes that none of its products are covered by these patents and intends to vigorously defend its position and no accrual has been provided in the accompanying consolidated financial statements.

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

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	Colin Dunn
Colin Dunn, Vice President of Finance

Dated: ________________________, 2006

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.