Form 10-Q/A
period 2006-09-30
BEL FUSE INC /NJ
filed 2006-11-13
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

Bel Fuse, Inc. hereby amends its Quarterly Report on Form 10-Q, filed November 9, 2006, solely for the purpose of inserting a date on the signature page of such report and on each of the certifications filed with such report.

Amended Signature Page:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	/s/Colin Dunn
Colin Dunn, Vice President of Finance

Dated: November 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	/s/Colin Dunn
Colin Dunn, Vice President of Finance

Dated: November 13, 2006