Form 10-K
period 2006-12-31
BEL FUSE INC /NJ
filed 2007-03-16
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006________________________________________________________
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to__________________________________

Commission File Number:  0-11676________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006), was $312,206,369.

Number of shares of Common Stock outstanding as of March 1, 2007: 2,702,677 Class A Common Stock; 9,171,665- Class B Common Stock

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference into Part III.

BEL FUSE INC.

INDEX

Forward Looking Information			Page
Part I

	Item 1.	Business	1

	Item 1A.	Risk Factors	11

	Item 1B.	Unresolved Staff Comments	17

	Item 2.	Properties	17

	Item 3.	Legal Proceedings	19

	Item 4.	Submission of Matters to a Vote of Security Holders	20

Part II

	Item 5.	Market for Registrant's Common Equity,
		Related Stockholder Matters and Issuer
		Purchases of Equity Securities	21

	Item 6.	Selected Financial Data	23

	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	25

	Item 7A.	Quantitative and Qualitative Disclosures About
		Market Risk	45

	Item 8.	Financial Statements and Supplementary Data	45

	Item 9.	Changes in and Disagreements With Accountants
		on Accounting and Financial Disclosure	47

	Item 9A.	Controls and Procedures	47

	Item 9B.	Other Information	49

Part III

	Item 10.	Directors, Executive Officers and Corporate
		Governance	49

	Item 11.	Executive Compensation	49

	Item 12.	Security Ownership of Certain Beneficial Owners
		and Management and Related Stockholder
		Matters	49

BEL FUSE INC.

INDEX (Con't)

Forward Looking Information	Page
Part III (Con't)
	Item 13.	Certain Relationships and Related Transactions,
		and Director Independence	49

	Item 14.	Principal Accountant Fees and Services	49

Part IV

	Item 15.	Exhibits and Financial Statement Schedules	50

Signatures			53

*Page F-1 follows page 46

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

The Company develops IC-compatible, integrated front end modules for broadband and telecommunication applications. These modules can eliminate the need for several discrete components by providing the same functionality in a single, compact device.

The Company continues to pursue market opportunities, where it can supply customized value-added modules to customers requiring integrated products that combine one or more of the Company's capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

Circuit Protection
▪	Miniature fuses
▪	Micro fuses
▪	Surface mount fuses and PTC devices
▪	Radial PTC

The Company’s circuit protection products include board level fuse and PTC devices (miniature, micro and surface mount fuses) designed for the global electronic and telecommunication markets. Fuses and PTC devices prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire. Additionally, PTC devices are resettable and do not have to be replaced before normal operation of the end product can resume.

While the Company continues to manufacture traditional fuse types, its surface mount chip fuses are used in space-critical applications such as mobile phones and computers. Like the majority of Bel’s fuse products, the chip fuses comply with RoHS standards for the elimination of lead and other hazardous materials.

The Company’s circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones and networking equipment.

Interconnect
▪	Passive jacks
▪	Plugs
▪	Cable assemblies

The Company has a comprehensive line of modular connectors, including RJ45 and RJ11 passive jacks, plugs and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards including Category 6 compliant products targeted to next generation network standards for Gigabit Ethernet and 10Gigabit Ethernet.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Application
Magnetics
Discrete Components	Condition, filter and isolate the electronic signal to ensure accurate data and/or voice transmission.	Network switches, routers, hubs and PCs used in 10/100Base-TX, Gigabit, Voice over the Internet Protocol (”VoIP"), home networking and cable modem applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection and security systems, HVAC, lighting and medical equipment.
MagJack® Integrated Connector Modules	Condition, filter and isolate an electronic signal to ensure accurate data and/or voice transmission and to provide RJ45 and USB connectivity	Network switches, routers, hubs and PCs used in 10/100Base-TX, Gigabit, and VoIP.
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to other DC level as required to meet the power needs of low voltage silicon devices	Networking equipment, distributed power architecture, telecom devices, computers and peripherals.
Integrated Analog Front End Modules	Condition, filter and isolate the electronic signal to ensure accurate data and/or voice transmission.	Broadband and telecom equipment supporting ISDN, T1/E1, xDSL technologies.
Custom Modules	Integrate several discrete devices to provide customized, space-saving solution.	Networking products.
Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts and consumer electronics.
Micro Fuses and Radial PTC	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Cellular phone chargers, consumer electronics, power supplies and set top boxes.
Surface Mount Fuses and PTC	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Cellular phones, mobile computers, IC and battery protection, power supplies and telecom line cards.

Interconnect
Passive Jacks	RJ45 and RJ11 connectivity for data and/or voice transmission.	Network routers, hubs, switches and patch panels deployed in Category 5, 5e and 6 cable systems.
Plugs	RJ45 and RJ11 connectivity for data and/or voice transmission.	Network routers, hubs, switches and patch panels deployed in Category 5, 5e and 6 cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data and voice transmission.	Structured Category 5, 5e and 6 cabling systems (premise wiring).

Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base. Furthermore, acquisitions continue to be a key element in the Company’s growth strategy. As part of the Company’s acquisition strategy, it may, from time to time, purchase equity positions in companies that are potential merger candidates. The Company frequently evaluates possible merger candidates that would provide an expanded product and technology base that will allow the Company to further penetrate its strategic customers and/or an opportunity to reduce overall operating expense as a percentage of revenue. Bel also looks at whether the merger candidates are positioned to take advantage of the Company's low cost manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, The Czech Republic, for approximately $1.9 million of which $0.5 million was due to the sellers and was paid by the Company during June 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Approximately $1.0 million of goodwill arose from the transaction which is included in the Company’s European reporting unit.

The Company believes that the strategic value of the Netwatch s.r.o. acquisition was the establishment of a European manufacturing presence for the Company and the addition of fiber optic capability to the Bel Stewart Connector Group to complement the Company’s existing copper-based product portfolio. The Company believes that this acquisition enabled Bel Stewart to support the Company's customer base, including the world's largest structured cabling providers, with a broad range of both copper and fiber based components and assemblies.

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Netwatch s.r.o. have been included in the Company’s financial statements from June 30, 2005.

There was no in process research and development acquired as part of this acquisition.

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. (“Galaxy”) for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.5 million of goodwill and $2.6 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives.

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

This acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Galaxy have been included in the Company’s financial statements from March 22, 2005.

There was no in process research and development acquired as part of this acquisition.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands, except per share data):

	Year Ended
	December 31,
	2005	2004
Net sales	$221,227	$212,331
Net earnings	20,026	25,419
Earnings per share - diluted
Class A	1.65	2.14
Class B	1.75	2.23

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2004. Such information should not be construed as a representation of the future results of operations of the Company.

A condensed balance sheet of the major assets and liabilities of Galaxy and Netwatch s.r.o. at the acquisition dates is as follows:

Cash	$ 311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	11,786,080
Intangible assets	2,630,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(465,002)

Net assets acquired	$20,895,044

The Company has cumulatively acquired a total of 5,874,919 shares, or approximately 6% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $18.0 million. Toko had a market capitalization of approximately $255 million as of December 31, 2006. These shares are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2006, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive income as stated in the consolidated statement of stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for less than twelve months. As a result of the volatility of the Toko share price over the last year, management believes that the investment in Toko is not other-than-temporarily impaired. Furthermore, at March 14, 2007 the unrealized loss, net of income tax benefit, was approximately $.6 million. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. During 2006 $300,000 was prepaid against this obligation. As of December 31, 2006, the Company has not accrued any additional fees to the investment banker as the Toko stock is at an unrealized loss position.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker’s advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified within selling, general and administrative expenses ($723,000) and cost of sales ($277,000) and was paid to key employees during January 2007.

Sales and Marketing

The Company sells its products to customers throughout North America, Western Europe and the Far East. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2006, the Company had a sales and support staff of 50 persons that supported a network of 82 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

Sales support functions have also been established and located in Bel international facilities to provide timely, efficient support for customers. This supplemental level of service, in addition to first-line sales support, enables the Company to be more responsive to customers’ needs on a global level. The Company’s marketing capabilities include product management which drives new product development, application engineering for technical support and marketing communications. Product marketing managers facilitate technical partnerships for engineering development of IC-compatible components and modules.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $6.6 million, $7.3 million and $7.3 million, respectively. The decrease from 2005 to 2006 is principally attributed to less research and development costs in the United States due to the consolidation of the Bel Power and Galaxy facilities in Massachusetts. This was offset in part by increased expenses at the Company’s China research and development facility which has a lower cost structure.

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

Associates

As of December 31, 2006, the Company had 1,956 full-time associates. The Company employed 616 people at its North American facilities, 1,270 people at its Asian facilities and 70 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union. The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 28, 2007 was approximately $47.1 million, as compared with a backlog of $50.1 million as of February 28, 2006. Management expects that all of the Company's backlog as of February 28, 2007 will be shipped by December 31, 2007. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated reduced lead times on purchase orders with the goal of reducing their inventories. Accordingly, backlog may not be a reliable indicator of the timing of future sales. See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has been granted a number of U.S. patents and has additional U.S. patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from August 25, 2009 to February 15, 2021.

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

c)Increased competition from low cost suppliers around the world has put further pressures on pricing. We continually strive to lower our costs, negotiate better pricing for components and raw materials and improve our operating efficiencies. Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production or introduce technological innovations as sales prices decline.

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

We have operations in eight countries around the world outside the United States, and approximately 73 % of our revenues during 2006 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest. These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries we operate in.

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

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries. Our manufacturing facility in New York is represented by a labor union.

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

As product life cycles shorten and during periods of market slowdowns, the risk of materials obsolescence increases and this may materially and adversely impact our financial results.

Rapid shifts in demand for various products may cause some of our inventory of raw materials, components or finished goods to become obsolete.

The life cycles and demand for our products are directly linked to the life cycles and demand for the end products into which they are designed. Rapid shifts in the life cycles or demand for these end products due to technological shifts, economic conditions or other market trends may result in material amounts of inventory of either raw materials or finished goods becoming obsolete. While the Company works diligently to manage inventory levels, rapid shifts in demand may result in obsolete or excess inventory and materially impact financial results.

A loss of the services of the Company’s executive officers or other skilled associates could negatively impact our operations and results.

The success of the Company’s operations is largely dependent upon the performance of its executive officers, managers, engineers and sales people. Many of these individuals have a significant number of years of experience within the Company and/or the industry in which we compete and would be extremely difficult to replace. The loss of the services of any of these associates may materially and adversely impact our results of operations if we are unable to replace them in a timely manner.

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

We cannot assure you we will be successful in protecting our intellectual property through patent or other laws. As a result, other companies may be able to develop and market similar products which could materially and adversely affect our business.

We may be sued by third parties for alleged infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company is headquartered in Jersey City, New Jersey where it currently owns 53,000 square feet of office and warehouse space. On July 15, 2004 the Company entered into an agreement for the sale of land and building of approximately 40,000 square feet located in Jersey City, New Jersey. The sales agreement expired during January 2006.  The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. See Item 7 of this Annual Report on Form 10-K for additional information regarding this agreement.

The Company operated 13 manufacturing facilities in 7 countries as of December 31, 2006. An additional 117,000 square foot manufacturing facility has been constructed in the PRC to meet customer demand. This manufacturing facility was completed during November 2006 and was operational by December 31, 2006.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2006.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Donnguan, People's
Republic of China	346,000	Leased	61%
Zhongshan, People's
Republic of China	416,000	Leased	81%
Zhongshan, People's
Republic of China	128,000	Leased	74%
Zhongshan, People's
Republic of China	117,000	Owned	83%
Zhongshan, People's
Republic of China	77,000	Owned	81%
Hong Kong	66,000	Owned	29%
Macao	71,000	Owned	28%
Louny, Czech Republic	15,000	Leased	76%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	28,000	Leased	65%
Inwood, New York	35,000	Owned	60%
Glen Rock, Pennsylvania	74,000	Owned	60%
Westboro, MA	22,000	Leased	85%

	1,436,000

Of this manufacturing space, 95,000 square feet of space is used for engineering, warehousing, sales and administrative support functions at various locations and 265,000 square feet of space is used for dormitories, canteen and other employee related facilities in the PRC and the Special Administrative Regions of Hong Kong and Macao in Asia.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of The People's Republic of China during 1997. The territory of Macao became a SAR of The People's Republic of China at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in China and the Dominican Republic will affect its contractual arrangements in China or labor relationships in the Dominican Republic. A significant portion of the Company's manufacturing operations and approximately 45% of its identifiable assets are located in Hong Kong, Macao, and The People's Republic of China. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to China by the U.S. could have a material and adverse effect on the Company.

Approximately 33% of the 1.5 million square feet the Company occupies is owned while the remainder is leased. See Note 15 of the Notes to Consolidated Financial Statements for additional information pertaining to leases.

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

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts. This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the Company’s objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company. The Company believes it has adequate defenses regarding this lawsuit and accordingly has not accrued any liability in connection with such lawsuit.

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2006.

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

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2005
First Quarter	$29.79	$24.10	$34.92	$28.42
Second Quarter	26.74	21.50	31.72	25.54
Third Quarter	29.50	24.50	36.48	29.72
Fourth Quarter	30.10	22.39	37.00	28.88

Year Ended December 31, 2006
First Quarter	34.50	24.59	40.16	31.83
Second Quarter	29.00	25.75	34.85	29.24
Third Quarter	31.25	24.95	37.61	29.49
Fourth Quarter	32.95	25.99	37.92	30.90

The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ National Market.

(b) Holders

As of February 28, 2007 there were 86 registered shareholders of the Company's Class A Common Stock and 108 registered shareholders of the Company’s Class B Common Stock. The Company estimates that there were 1,203 beneficial shareholders of Class A Common Stock and 3,258 beneficial shareholders of the Company’s Class B Common Stock as of February 28, 2007.

(c) Dividends

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $443,589, $443,320, $447,410 and $458,205, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively. On February 2, 2005, May 2, 2005, August 1, 2005, and November 1, 2005 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $433,450, $437,175, $439,450, and $442,356, respectively. On February 2, 2005, May 2, 2005, August 1, 2005 and November 1, 2005 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively.

On February 1, 2007 the Company paid a $0.04 and $0.05 per share dividend to all shareholders of record at January 15, 2007 of Class A and Class B Common Stock, respectively, in the total amount of $107,735 and $450,404, respectively. The Company currently anticipates paying these dividends in the future.

(d) Securities authorized for issuance under the Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	137,813	$25.59	811,785

Equity compensation plans not approved by security holders	-	-	-

Totals	137,813	$25.59	811,785

Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005 (c)	2004	2003 (c)	2002
	(In thousands of dollars, except per share data)

Selected Statements of Operations Data: (c) (d)

Net sales	$254,933	$215,916	$190,022	$158,498	$95,528
Cost of sales	192,985	156,147	132,776	113,813	72,420
Selling, general and
administrative expenses	37,800	33,152	31,302	26,757	22,270
Fixed asset impairment/casualty loss (e) (f)	1,030	-	1,033	-	-
Interest income - net	2,781	1,098	525	249	940
Gain on sale of marketable securities	5,150	-	-	-	-
Lawsuit proceeds (d)	-	-	2,935	-	-
Earnings before provision
for income taxes	31,048	27,715	28,371	18,177	1,778
Income tax provision	5,845	7,482	3,649	4,413	1,199
Net earnings	25,203	20,233	24,722	13,764	579
Earnings (loss) per Class A common
share - basic (a)	2.03	1.67	2.10	1.15	-
Earnings (loss) per Class A common
share - diluted (a)	2.03	1.67	2.10	1.15	-
Earnings per Class B common
share - basic (a)	2.16	1.79	2.22	1.28	0.07
Earnings per Class B common
share - diluted (a)	2.15	1.77	2.16	1.27	0.07
Cash dividends declared per
Class A common share	0.16	0.16	0.16	0.08	-
Cash dividends declared per
Class B common share	0.20	0.20	0.20	0.20	0.20

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands of dollars, except per share data and percentages)

Selected Balance Sheet Data and Ratios:

Working capital	$144,677	$128,203	$127,624	$102,370	$82,986
Total assets	268,498	242,056	217,777	181,817	147,840
Long term debt	-	-	6,500	8,500	-
Stockholders' equity	222,150	201,577	178,461	146,855	130,659
Return on average
total assets, % (b)	9.65	8.83	12.37	7.95	0.40
Return on average
Stockholders'
equity, % (b)	11.81	10.75	15.20	9.93	0.44

(a) Previously reported earnings per share has been restated to present our earnings using the two-class method. See Note 1 of Notes to Consolidated Financial Statements.

(b) Returns on average total assets and stockholders’ equity are computed for any year by dividing net income for such year by the average balances of total assets or stockholders’ equity on the last day of each quarter during such year and on the last day of the immediately preceding year.

(c) See Item 1 for information regarding the acquisitions during 2005 of Galaxy and Netwatch. Further, during 2003, the Company acquired Advanced Power Components plc (“APC”) and the Passive Components Group of Insilco Technologies, Inc. These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy, Netwatch, the Passive Components Group of Insilco and APC have been included in the Company's financial statements since their respective dates of acquisition.

(d) The Company was a party to an arbitration proceeding related to the acquisition of its Telecom Components business in 1998. The Company asserted that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and sought damages related thereto. During December 2004, the Company and the seller settled this matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2,935,000 from the settlement is included in the Company’s consolidated statement of operations for the year ended December 31, 2004.

(e) During 2006, the Company incurred a loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

(f) During the year ended December 31, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000, at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

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

Goodwill and Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of geographic reporting units. The estimates of fair value of geographic reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. There can be no assurances that goodwill impairments will not occur in the future. See Note 3 to the Consolidated Financial Statements for further discussion.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Historically the Company has been successful in mitigating the risks associated with its revenue. Some issues relate to product warranty, credit worthiness of its customers and concentration of sales among a few major customers.

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the Company terminates a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company. The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified. If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns. The Company has a significant amount of sales with several customers, including one major customer with sales of $42,167,000 (16.5%) in 2006. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations and financial position.

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

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products and an increased wage structure in the Far East have contributed to increases in manufacturing costs. Effective September 1, 2006, local PRC authorities implemented a new revised standard work week, and new minimum wages and overtime rates, for areas where our factories are located.

During 2006, approximately $4.6 million of the Company’s sales increase was attributable to the acquisition by the Company of Galaxy Power, Inc. (“Galaxy”) which occurred on March 22, 2005 and Netwatch s.r.o. (now named Bel Stewart Net s.r.o.) which occurred on June 30, 2005. The $4.6 million of sales increase attributable to Galaxy and Netwatch for the periods January 1, 2006 to March 22, 2006 and January 1, 2006 to June 30, 2006, respectively represents sales during these periods of 2006. There were no sales during these same periods in 2005 because it was prior to the acquisition of these entities. The Company had an organic sales increase of $34.5 million or 16.0% during 2006. The organic sales increase is measured by the difference between net sales for 2006, less net sales for 2005, less the $4.6 million sales increase attributed to Galaxy and Netwatch for the periods discussed above. The 2005 acquisitions resulted in additional Cost of Sales and Selling, General and Administrative expenses of $12.7 million and $3.3 million, respectively, during 2006.

Gross profit margins were lower during 2006 compared to 2005, principally due to increased raw material costs resulting from higher commodity prices for copper, steel, and petroleum-based products and changes in the Company’s product mix. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins, as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. The increasing sales of the Company's DC-DC power products also have an impact on the accelerated write off of intangible assets related to the acquisition of Current Concepts, Inc. (“Current Concepts”). The contingent purchase price payments are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred. Due to the shorter remaining lives of the covenants not to compete, any additional contingent purchase price payments that are allocated to covenants not to compete are amortized over a shorter remaining life. During 2006, Current Concepts reached its benchmark sales target and no additional contingent purchase price payments will be made. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs associated with operating duplicate production lines but cannot attain premium pricing for such products.

The Company also incurred $1.6 million in pre-tax stock-based compensation expense during the year ended December 31, 2006 in connection with its stock incentive plans. This expense is reflected both in the Company’s cost of sales and selling, general and administrative expenses, consistent with the classification of employee compensation expense.

During the year ended December 31, 2006 the Company incurred a $1.0 million pre-tax casualty loss primarily for raw materials destroyed by a fire at a Company leased manufacturing facility in the Dominican Republic in excess of insured amounts.

During the year ended December 31, 2006, the Company realized a gain on marketable securities of $5.2 million from the sale of Artesyn common stock, net of investment banking fees, offset by a $1.0 million accrual (classified within selling, general and administrative expense for accounting purposes) for performance bonuses awarded by the Board of Directors in connection with the gain and was paid to key employees during January 2007. In connection with the decline in fair value of the Company’s investment in the common stock of Toko, Inc., the Company has recorded (as of December 31, 2006) an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive income as stated in the Company’s consolidated statements of stockholders’ equity.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.7	72.3	69.9
Selling, general and
administrative expenses	14.8	15.4	16.5
Casualty loss	0.4	-	-
Fixed asset impairment	-	-	0.5
Interest income - net	(1.1)	(0.5)	(0.3)
Gain on sale of marketable
securities	(2.0)	-	-
Lawsuit proceeds	-	-	(1.5)
Earnings before provision for
income taxes	12.2	12.8	14.9
Income tax provision	2.3	3.5	1.9
Net earnings	9.9	9.4	13.0

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from Prior Period
	2006 compared with 2005	2005 compared with 2004
Net sales	18.1%	13.6%

Cost of sales	23.6	17.6

Selling, general and
administrative expenses	14.0	5.9

Net earnings	24.6	(18.2)

Sales

Net sales increased 18.1% from $215.9 million during the year ended December 31, 2005 to $254.9 million during the year ended December 31, 2006. The Company attributes the increase to increased module sales of $21.3 million of which $3.4 million is attributable to the acquisition of Galaxy, which was included in our sales for a full year in 2006 and 9 months in 2005, strong demand for interconnect products resulting in an increase of $3.8 million in such sales, of which $1.2 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $14.3 million in such sales, while circuit protection sales decreased by $0.4 million. Bel had an organic sales increase of 16.0% for the year.

The significant components of the Company's revenues for the year ended December 31, 2006 were magnetic products of $141.5 million (as compared with $127.2 million during the year ended December 31, 2005), interconnect products of $44.5 million (as compared with $40.7 million during the year ended December 31, 2005), module products of $49.5 million (as compared with $28.2 million during the year ended December 31, 2005) and circuit protection products of $19.4 million(as compared with $19.8 million during the year ended December 31, 2005).

During the fourth quarter of 2006, the Company experienced a decrease in sales compared to the third quarter of 2006 of approximately $12.7 million across almost all product lines. The Company attributes the decrease in sales to increased customer inventories and uncertainty by customers relating to inventory management practices related to the annual first quarter of 2007 Lunar New Year factory closedowns.

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2006, the Company cannot predict with any degree of certainty its sales revenue for 2007. Although the Company's backlog has been stable, the Company believes that this is not a good indicator of future revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (16.5%) of total sales during the year ended December 31, 2006. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Net sales increased 13.6% from $190.0 million during the year ended December 31, 2004 to $215.9 million during the year ended December 31, 2005. The Company attributes the increase to increased module sales of $14.4 million, of which $10.6 million is attributable to the acquisition of Galaxy, strong demand for interconnect products resulting in an increase of $6.6 million in such sales, of which $1.4 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $4.9 million in such sales, while circuit protection sales remained substantially unchanged. Excluding 2005 acquisitions, Bel had an organic sales increase of 7.3% for the year.

The significant components of the Company's revenues for the year ended December 31, 2005 were magnetic products of $127.2 million (as compared with $122.4 million during the year ended December 31, 2004), interconnect products of $40.7 million (as compared with $34.0 million during the year ended December 31, 2004), module products of $28.2 million (as compared with $13.8 million during the year ended December 31, 2004 and circuit protection products of $19.8 million (as compared with $19.8 million during the year ended December 31, 2004).

 Cost of Sales

Bel generally enters into processing arrangements with five independent third party contractors in the Far East. Costs are recorded as incurred for all products manufactured either at the Company's third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico and the Czech Republic.

Cost of sales as a percentage of net sales increased from 72.3% during the year ended December 31, 2005 to 75.7% during the year ended December 31, 2006. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 4.6% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of modules (including new Power products commencing in the second half of 2005), which have a higher raw material content than the Company’s other products, increased costs for raw materials such as mosfets, steel, integrated circuits, PCB’s and petroleum-based products and increased transportation costs.

♦
The Company’s subcontracting processors have also started to pay higher wage rates and benefits to its production workers in China, resulting from a new revised standard work week, new minimum wages and new overtime rates. These higher rates and benefits are reflected in the Company’s cost of sales.

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

Included in cost of sales are research and development expenses of $6.6 million and $7.3 million for the years ended December 31, 2006 and 2005, respectively. The principal reason for the decrease is less research and development in the United States due to the consolidation of the Bel Power and the Galaxy facilities in Massachusetts. This was offset in part by increased expenses at the Company’s China research and development facility which has a lower cost structure.

Cost of sales as a percentage of net sales increased from 69.9% during the year ended December 31, 2004 to 72.3% during the year ended December 31, 2005. The increase in the cost of sales percentage is primarily attributable to the same factors that led to the increase in the cost of sales as a percentage of net sales from 2005 to 2006. From 2004 to 2005, the Company incurred a 2.1% increase in material costs as a percentage of net sales.

 Included in cost of sales are research and development expenses of $7.3 million for both 2004 and 2005.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.4% during the year ended December 31, 2005 to 14.8% during the year ended December 31, 2006, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The $4.6 million increase in the dollar amount of such expenses included increased selling expenses of approximately $1.4 million, including $.2 million in Bel Power related expenses. The $3.2 million increase in general and administrative expenses included $1.0 million related to Bel Power, additional salaries, wages and bonuses of $2.3 million, principally attributable to the $1.0 million bonus approved by the Board of Directors in connection with the gain from the sale of Artesyn stock, additional stock compensation expense of $.8 million, partially arising from the Company’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) during 2006 (See below and Notes 1 and 10 of the Notes to the Company’s Consolidated Financial Statements), and additional professional fees of $1.0 million principally related to Sarbanes-Oxley compliance and legal expenses in connection with various lawsuits in which the Company is involved. These increases were offset in part by other net decreases in several expense accounts totaling $1.9 million.

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.5% during the year ended December 31, 2004 to 15.4% during the year ended December 31, 2005, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The Company attributes the $1.8 million increase in the dollar amount of such expenses primarily to increased selling expenses of approximately $1.1 million, including $0.6 million in Galaxy related expenses. In addition, the Company incurred a $.7 million increase in general and administrative expenses. This increase includes $1.8 million related to Galaxy, additional bad debt expense of approximately $0.3 million, additional stock compensation expense of $0.2 million~~,~~ arising from the grant of restricted stock, and additional amortization of identifiable intangibles in the amount of $.8 million principally arising from the acquisition of Galaxy. Of the $.8 million increase in amortization of intangibles, $.7 million is included in the $1.8 million increase in general and administrative expenses related to Galaxy. The Company incurred increased Supplemental Executive Retirement Plan (“SERP”) costs of approximately $0.2 million as additional employees were added to the plan. This was offset in part by lower employment costs of $0.6 million due to reduced bonuses and lower professional fees of $1.2 million due to lower Sarbanes-Oxley compliance costs.

Casualty Loss

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Fixed Asset Impairment

During the year ended December 31, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000, at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $1.4 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is due primarily to increased balances of cash and cash equivalent balances and higher yields on such balances.

Interest income earned on cash and cash equivalents increased by approximately $660,000 during the year ended December 31, 2005 as compared to the comparable period in 2004. The increase is due primarily to increased earnings on cash and cash equivalent balances and marketable securities.

Interest Expense

A $10 million term loan was entered into on March 21, 2003, representing borrowings for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50%, payable quarterly, and was completely paid off by June 30, 2005. Interest expense related to these borrowings amounted to $325,000 during the year ended December 31, 2005. During the year ended December 31, 2006, interest expense amounted to $71,000, representing financing expenses related to the Company's credit facility in the United States.

Interest expense increased by approximately $90,000 during the year ended December 31, 2005 compared with 2004. The increase is attributable in part to higher interest rates charged on the above-mentioned term loan during 2005 compared to 2004 and in part to the fact that during March 2005 the Company borrowed $8.0 million against its domestic line of credit to partially finance the acquisition of Galaxy. During October and November of 2005 the Company borrowed $4.0 million against its line of credit. The loan was repaid during December 2005. The loan bore interest at LIBOR plus .75% to 1.25% annually, based on certain financial statement ratios maintained by the Company.

Lawsuit Proceeds

During the year ended December 31, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2006 was $5.8 million compared to $7.5 million during the year ended December 31, 2005. The Company's earnings before income taxes for the year ended December 31, 2006 were approximately $3.3 million higher than in 2005. During the year ended December 31, 2006, the Company incurred lower taxes of approximately $1.7 million principally as a result of lower foreign taxes in the Far East due to the implementation by the Company of its Macao Commercial Offshore Company (“MCO”), which is not subject to Macao corporate income taxes. This was offset in part by higher United States taxes resulting principally from the gain from the sale of marketable securities (Artesyn). This had an impact of reducing the effective tax rate from 27.0% for the year ended December 31, 2005 to 18.8% for the year ended December 31, 2006 (measured by reflecting the tax provision as a percentage of earnings before provision for income taxes). Additionally, during the year ended December 31, 2005, the Company repatriated $70.6 million of foreign earnings which resulted in higher taxes of $3.1 million during the year ended December 31, 2005.

The provision for income taxes for the year ended December 31, 2005 was $7.5 million compared to $3.6 million during the year ended December 31, 2004. The Company's earnings before income taxes for the year ended December 31, 2005 were approximately $0.6 million less than in 2004. The Company incurred higher taxes of approximately $3.1 million as a result of repatriating $70.6 million of foreign earnings during 2005. Additionally, the income tax effective rate was higher in 2005 than in 2004 primarily due to higher foreign taxes associated with the treatment by Hong Kong authorities of offshore income. This was offset in part by the utilization of approximately $0.6 million in research and development tax credits and the utilization of a $0.1 million net operating loss carryforward tax benefit related to a foreign subsidiary. In addition, during the year ended December 31, 2004, the Company reversed tax accruals no longer required in the amount of approximately $0.4 million, utilized certain tax credits amounting to $0.8 million and utilized net operating loss carry forwards with a tax effect of approximately $0.1 million.

The Company is currently being audited by the United States Internal Revenue Service (“IRS”) for the year ended December 31, 2004. As part of this audit the IRS is also reviewing the years ended December 31, 2003 and 2005. This examination is in its early stages and to date no adjustments have been proposed by the IRS.

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

Macao currently has a statutory corporate income tax rate of 12 percent. However, the Company, in previous years, as a result of investing in a certain location in Macao, was able to obtain a 10-year tax holiday in Macao, thereby reducing its effective Macao income tax rate from 16 percent to 8 percent. The tax holiday in Macao expired in April 2004. Since most of the Company's operations are conducted in the Far East, the majority of its profits are sourced in these three Far East jurisdictions. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in the Far East. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up an MCO named Bel Fuse (Macao Commercial Offshore) Limited with the intent to handle all of the Company’s sales to third party customers in Asia. Sales to third party customers commenced during the first quarter of 2006. Sales consist of products manufactured in the PRC. The MCO is not subject to Macao corporate income taxes.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in the Far East, such funds would be subject to United States Federal income taxes. During the year ended December 31, 2005, management repatriated foreign earnings of approximately $70.6 million which were eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004. See Note 8 of Notes to Consolidated Financial Statements. As a result of the favorable tax treatment afforded the repatriation of controlled foreign corporation (“CFC”) earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which resulted from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated, leaving deferred income taxes in the amount of approximately $1,342,000 recorded in such earnings to be repatriated.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. The Chinese Renminbi has appreciated in value during 2006. Further appreciation of the Renminbi would result in the Company incurring higher costs for all expenses incurred in China. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange (losses) gains of ($201,000), $27,000 and $54,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which were charged to expense, and approximately $388,000, ($669,000) and $386,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in net unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings. Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for the near term. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

During March 2005, the Company borrowed $8 million against a $10 million line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 30, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million. During October and November of 2005, the Company borrowed $4.0 million against the line of credit which was paid off during December 2005. As of December 31, 2006, the entire $20 million line of credit was available to the Company to borrow. The loan was initially collateralized with a first priority security interest in and lien on 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property of the Company. In July, 2005, the lender terminated it's security interest in assets of the Company other than the lender’s first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company. During February, 2007, the Company replaced the $20 million line of credit with a $20 million line of credit from a different lender, on substantially the same terms and conditions as previously existed, except that the new lender did not receive a security interest in any assets of the Company.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded interest expense of approximately $71,000, $325,000 and $239,000, respectively.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at December 31, 2006. This line of credit expires during July 2007. Borrowing on this line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of the Notes to the Company's Consolidated Financial Statements.

For information regarding the Company's 2005 acquisitions of Galaxy Power Inc. and Netwatch s.r.o., see Item 1 of this Annual Report on Form 10-K.

For information regarding the Company’s acquisition of shares of the common stock of Toko, Inc., see Item 1 of this Annual Report on Form 10-K.

The Company completed construction of a 117,000 square foot manufacturing facility, during November 2006, in Zhongshan City, PRC for approximately $1.3 million.

During 2004, the Company completed construction of a 64,000 square foot manufacturing facility in Zhongshan City, PRC for approximately $1.0 million.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of December 31, 2006, the Company had also paid $247,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company has capitalized them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at December 31, 2006 and expects to sell the property during the first half of 2007.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reach $15.0 million and an additional $4.0 million if sales reach $25.0 million on a cumulative basis through May 2007.  During February 2006, E-Power was paid $2.0 million in contingent purchase price payments as E-Power's sales, as defined, reached $15.0 million. The $25.0 million benchmark was reached during September 2006. As a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts is to be paid 16% of related sales on the first $10.0 million in sales through May 2007. This $10 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $447,000, $529,000 and $354,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments to Current Concepts have been accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets.

On May 9, 2000, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2006, the Company had purchased and retired 23,600 Class B shares at a cost of approximately $808,000, which reduced the number of Class B common shares outstanding. No shares were repurchased during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company's cash and cash equivalents increased by approximately $24.8 million, reflecting approximately $19.0 million provided by operating activities (principally as a result of net income of $25.2 million and depreciation and amortization expense of $9.0 million offset in part by a gain on the sale of marketable securities of $5.1 million), proceeds of $24.5 million from the sale of marketable securities and proceeds of $3.2 million from the exercise of stock options, offset in part by expenditures of $9.4 million for the purchase of property, plant and equipment, $7.0 million used principally for acquisitions, $3.6 million for the purchase of marketable securities and $2.2 million for payments of dividends.

During the year ended December 31, 2005, the Company's cash and cash equivalents decreased by approximately $19.2 million, reflecting approximately $20.8 million used principally for acquisitions, $19.4 million for loan repayments, $18.0 million for the purchase of marketable securities, $7.7 million for the purchase of property, plant and equipment, and $2.2 million for payments of dividends, offset, in part, by $31.3 million provided by operating activities (principally as a result of net income of $20.2 million and depreciation and amortization expense of $10.1 million), borrowings of $12.0 million, proceeds of $4.1 million from the exercise of stock options and $1.6 million in proceeds from the sale of marketable securities.

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

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 50.7% and 53.6% of the Company's total assets at December 31, 2006 and December 31, 2005, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.5 to 1 and 4.5 to 1 at December 31, 2006 and December 31, 2005, respectively.

Accounts receivable, net of allowances, were $43.8 million at December 31, 2006, as compared with $39.3 million at December 31, 2005, reflecting, among other things, pressures from certain customers to increase their credit terms. Inventories were $46.3 million at December 31, 2006, as compared with $32.9 million at December 31, 2005. The increase in inventories reflected increased sales during 2006, increased raw materials prices and an effort by the Company to build slighter higher inventory levels to assure that the Company is able to satisfy customer demand during the Lunar New Year holidays in China.

The following table sets forth at December 31, 2006 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,491,613	$1,491,613	$-	$-	$-
Operating leases	4,734,766	1,658,502	1,932,688	1,143,576
Raw material purchase obligations	14,641,552	14,641,552	-	-	-

Total	$20,867,931	$17,791,667	$1,932,688	$1,143,576	$-

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2006, the SERP had an unfunded benefit obligation of approximately $1.6 million, net of deferred income tax benefit. The gross unfunded benefit obligation in the amount of $4.7 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet. The unfunded benefit obligation, net of deferred income tax benefits, is included in the accompanying consolidated balance sheet as a component of “Other Comprehensive Income.”

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

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. For additional information regarding the accounting treatment and effect on the Consolidated Balance Sheet of SFAS No. 158, see Note 12 of Notes to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the Consolidated Financial Statements or with any of the Company’s debt covenants.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments — The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

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

BEL FUSE INC.
INDEX

Financial Statements	Page

Report of Independent Registered
Public Accounting Firm	F-1

Consolidated Balance Sheets as of
December 31, 2006 and 2005	F-2 - F-3

Consolidated Statements of Operations for Each
of the Three Years in the Period Ended
December 31, 2006	F-4

Consolidated Statements of Stockholders' Equity
for Each of the Three Years in the Period Ended
December 31, 2006	F-5 - F-6

Consolidated Statements of Cash Flows for
Each of the Three Years in the Period Ended
December 31, 2006	F-7 - F-9

Notes to Consolidated Financial Statements	F-10 - F-43

Selected Quarterly Financial Data - Years Ended
December 31, 2006 and 2005 (Unaudited)	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006 and SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005 and 2004 earnings per share disclosures to present earning per share using the two-class method.

DELOITTE & TOUCHE LLP

New York, New York
March 13, 2007

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$76,760,543	$51,997,634
Marketable securities	15,576,212	38,463,108
Accounts receivable - less allowance for doubtful
accounts of $1,087,000 and $1,107,000 at
December 31, 2006 and 2005, respectively	43,765,750	39,304,984
Inventories	46,297,208	32,947,103
Prepaid expenses and other current
assets	1,382,807	1,691,017
Deferred income taxes	1,665,857	-
Assets held for sale	848,049	828,131

Total Current Assets	186,296,426	165,231,977

Property, plant and equipment - net	44,289,159	42,379,356

Deferred income taxes	3,425,375	3,901,000
Intangible assets - net	1,892,417	2,782,188
Goodwill	28,117,143	22,427,934
Prepaid pension costs	-	1,655,362
Other assets	4,476,990	3,678,100

TOTAL ASSETS	$268,497,510	$242,055,917

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,244,937	$14,560,827
Accrued expenses	12,713,417	10,667,558
Deferred income taxes	-	1,412,000
Income taxes payable	11,094,107	9,840,295
Dividends payable	566,583	548,000
Total Current Liabilities	41,619,044	37,028,680

Long-term Liabilities:
Minimum pension obligation and
unfunded pension liability	4,728,286	3,450,688
Total Long-term Liabilities	4,728,286	3,450,688

Total Liabilities	46,347,330	40,479,368

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,167,665
and 9,013,264 shares, respectively
(net of 3,218,310 treasury shares)	916,767	901,327
Additional paid-in capital	31,826,046	31,713,608
Retained earnings	190,952,754	167,991,188
Deferred stock-based compensation	-	(3,562,709)
Cumulative other comprehensive
income (loss)	(1,815,655)	4,262,867
Total Stockholders' Equity	222,150,180	201,576,549

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$268,497,510	$242,055,917

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Net Sales	$254,932,986	$215,915,756	$190,021,953

Costs and expenses:
Cost of sales	192,985,004	156,146,724	132,776,304
Selling, general and administrative	37,800,403	33,151,672	31,301,722
Casualty loss	1,029,853	-	-
Fixed asset impairment	-	-	1,032,786
	231,815,260	189,298,396	165,110,812

Income from operations	23,117,726	26,617,360	24,911,141
Interest expense	(70,703)	(324,802)	(238,552)
Gain on sale of marketable securities	5,149,794	-	-
Interest income	2,851,536	1,422,719	763,000
Lawsuit proceeds	-	-	2,935,000

Earnings before provision for income taxes	31,048,353	27,715,277	28,370,589
Income tax provision	5,845,000	7,482,000	3,649,000

Net earnings	$25,203,353	$20,233,277	$24,721,589
Earnings per share (2005 and 2004, as
restated - see Note 1)

Earnings per Class A common share
Basic	$2.03	$1.67	$2.10

Diluted	$2.03	$1.67	$2.10

Weighted average Class A common shares
outstanding - basic	2,702,677	2,702,677	2,702,677

Weighted average Class A common shares
outstanding - diluted	2,702,677	2,702,677	2,702,677

Earnings per Class B common share
Basic	$2.16	$1.79	$2.22

Diluted	$2.15	$1.77	$2.16

Weighted average Class B common shares
outstanding - basic	9,104,897	8,807,498	8,581,073

Weighted average Class B common shares
outstanding - diluted	9,149,445	8,890,581	8,808,418

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other				Deferred
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital	Compensation

Balance, January 1, 2004	$146,854,953		$127,406,693	$979,576	$270,167	$846,069	$17,352,448	$-

Exercise of stock
options	3,891,266				101	19,990	3,871,175
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	765,551						765,551
Cash dividends declared on Class A
common stock	(430,707)		(430,707)
Cash dividends declared on Class B
common stock	(1,748,292)		(1,748,292)
Currency translation
adjustment	386,257	$386,257		386,257
Change in unrealized gain or
loss on marketable securities
-net of taxes	4,020,679	4,020,679		4,020,679
Net earnings	24,721,589	24,721,589	24,721,589
Comprehensive income		$29,128,525

Balance, December 31, 2004	178,461,296		149,949,283	5,386,512	270,268	866,059	21,989,174	-

Exercise of stock
options	4,115,508					20,028	4,095,480
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	429,802						429,802	-
Cash dividends declared on Class A
common stock	(430,940)		(430,940)
Cash dividends declared on Class B
common stock	(1,760,432)		(1,760,432)
Issuance of restricted
common stock	5,214,392					15,240	5,199,152
Deferred stock-based
compensation	(3,742,004)							(3,742,004)
Currency translation
adjustment	(669,153)	$(669,153)		(669,153)
Change in unrealized gain or
loss on marketable securities
-net of taxes	(454,492)	(454,492)		(454,492)
Stock-based compensation
expense	179,295							179,295
Net earnings	20,233,277	20,233,277	20,233,277
Comprehensive income		$19,109,632

Balance, December 31, 2005	201,576,549		167,991,188	4,262,867	270,268	901,327	31,713,608	(3,562,709)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Cumulative
				Other
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital	Compensation

Exercise of stock
options	3,186,587					13,280	3,173,307
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	336,456						336,456	-
Cash dividends declared on Class A
common stock	(430,940)		(430,940)
Cash dividends declared on Class B
common stock	(1,810,847)		(1,810,847)
Issuance of restricted
common stock	-					2,160	(2,160)
Deferred stock-based
compensation	(1,403,157)						(1,403,157)	-
Currency translation
adjustment	387,822	$387,822		387,822
Change in unrealized gain or
loss on marketable securities
-net of taxes	(4,819,632)	(4,819,632)		(4,819,632)
Stock-based compensation
expense	1,570,701						1,570,701	-
Adoption of SFAS No. 123 (R)	-						(3,562,709)	3,562,709
Unfunded SERP liability-net
of taxes upon adoption of SFAS No. 158	(1,646,712)			(1,646,712)
Net earnings	25,203,353	25,203,353	25,203,353
Comprehensive income		$20,771,543

Balance, December 31, 2006	$222,150,180		$190,952,754	$(1,815,655)	$270,268	$916,767	$31,826,046	$-

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating
activities:
Net income	$25,203,353	$20,233,277	$24,721,589
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	9,027,659	10,104,373	9,025,364
Fixed asset impairment	-	-	1,032,786
Casualty loss	1,029,853	-	-
Stock-based compensation	1,570,701	248,000	-
Excess tax benefits from share-based
payment arrangements	(336,456)
Gain on sale of marketable securities	(5,149,794)
Other	678,664	1,464,000	1,238,000
Deferred income taxes	(988,237)	(3,602,000)	(4,986,000)
Changes in operating assets
and liabilities (net of acquisitions)	(12,003,251)	2,825,445	1,077,010
Net Cash Provided by
Operating Activities	19,032,492	31,273,095	32,108,749

Cash flows from investing activities:
Purchase of property, plant
and equipment - net of accruals	(9,364,444)	(7,745,817)	(6,578,658)
Purchase of marketable
securities	(3,633,890)	(17,998,601)	(17,723,615)
Payment of investment banking
advisory fee	(300,000)	-	-
Payment for acquisitions - net of
cash acquired	(6,960,974)	(20,807,083)	(353,464)
Proceeds from repayment
by contractors	-	-	29,000
Proceeds from sale of
marketable securities	24,489,966	1,621,603	6,345,595
Proceeds from sale of
building	-	252,587	-
Net Cash Provided by (Used in)
Investing Activities	4,230,658	(44,677,311)	(18,281,142)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2006	2005	2004
Cash flows from financing
activities:
Proceeds from borrowings	-	12,000,000	-
Loan repayments	-	(19,360,694)	(2,000,000)
Proceeds from exercise of
stock options	3,186,587	4,115,508	3,891,266
Dividends paid to common
shareholders	(2,223,204)	(2,183,371)	(2,168,258)
Excess tax benefits from share-based
payment arrangements	336,456	-	-
Net Cash Provided by (Used In)
Financing Activities	1,299,839	(5,428,557)	(276,992)

Effect of exchange rate changes on cash	199,920	(367,484)	186,124

Net Increase (decrease) in
Cash and Cash Equivalents	24,762,909	(19,200,257)	13,736,739
Cash and Cash Equivalents
- beginning of year	51,997,634	71,197,891	57,461,152
Cash and Cash Equivalents
- end of year	$76,760,543	$51,997,634	$71,197,891

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts
receivable	$(4,280,411)	$(2,638,200)	$(2,671,513)
Increase in inventories	(13,500,956)	(1,145,242)	(2,774,275)
Decrease (increase) in prepaid
expenses and other
current assets	288,292	809,821	(700,243)
Increase in other assets	(498,892)	(383,980)	(738,878)
Increase in accounts payable	2,657,504	3,629,923	1,299,301
Increase in income taxes payable	1,590,268	3,071,828	6,946,523
Increase (decrease) in
accrued expenses	1,740,944	(518,705)	(283,905)

	$(12,003,251)	$2,825,445	$1,077,010

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Year Ended December 31,
	2006	2005	2004

Supplementary information:
Cash paid during the year for:
Income taxes	$4,451,000	$6,578,000	$2,128,000
Interest	$71,000	$325,000	$239,000

Details of acquisitions:
Fair value of assets acquired (excluding
cash acquired of $311,856 in 2005)	$-	$6,077,138	$-
Intangibles	446,571	2,657,518	353,464
Goodwill	6,000,000	12,546,080	-
	6,446,571	21,280,736	353,464

Amounts paid (held back) on
acquisition payment	514,403	(473,653)	-

Cash paid for acquisitions	$6,960,974	$20,807,083	$353,464

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2006 and December 31, 2005, cash equivalents approximated $35,843,000 and $13,444,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency (losses) gains were ($201,000), $27,000 and $54,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and have been expensed as a component of selling, general and administrative expense in the consolidated statements of operations.

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

REVENUE RECOGNITION -The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2006, 2005 and 2004, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects. Warranty returns have historically averaged at or below 1% of annual net sales. The Company establishes warranty reserves when a warranty issue becomes known, as warranty claims have historically been immaterial. No general reserves for warranties have been established.

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

GOODWILL -The Company tests goodwill for impairment annually during the fourth quarter, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

The principal items giving rise to deferred taxes are unrealized gains on marketable securities available for sale, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including the SERP which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

EARNINGS PER SHARE (RESTATED) - Subsequent to the issuance of its Consolidated Financial Statements for the year ended December 31, 2005, the Company determined that the method it uses to report earnings per share should utilize the two-class method, displaying earnings per share separately for both Class A and Class B common stock, rather than only one class as previously reported. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated actual dividends declared to Class A and Class B based on amounts actually declared. In computing earnings per share, 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Previously, all shareholders were assumed to share in the earnings equally. As a result, the earnings per share disclosures in the accompanying Consolidated Financial Statements for the years ended December 31, 2005 and December 31, 2004, as well as for interim periods within 2006 and 2005 (see Unaudited Condensed Quarterly Financial Data), have been restated to reflect the two-class method of computing earnings per share. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

Restatement of Earnings Per Share
	As Previously
Year Ended	Reported	As Restated
December 31, 2005
Basic	$1.76
Diluted	$1.75
Class A - Basic		$1.67
Class B- Basic		$1.79
Class A- Diluted		$1.67
Class B - Diluted		$1.77
Year Ended
December 31, 2004
Basic	$2.19
Diluted	$2.15
Class A - Basic		$2.10
Class B- Basic		$2.22
Class A- Diluted		$2.10
Class B - Diluted		$2.16

The previously reported weighted average shares outstanding for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Basic	11,510,175	11,283,750
Diluted	11,593,258	11,551,095

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share for Class A and Class B common shares:

	2006	2005	2004
Class A Common Shares
Weighted average shares outstanding - basic (as restated)	2,702,677	2,702,677	2,702,677

Dilutive impact of stock options and
unvested restricted stock awards	-	-	-

Weighted average shares oustanding - diluted (as restated)	2,702,677	2,702,677	2,702,677

Class B Common Shares
Weighted average shares outstanding - basic (as restated)	9,104,897	8,807,498	8,581,073

Dilutive impact of stock options and
unvested restricted stock awards	44,548	83,083	227,345

Weighted average shares oustanding - diluted (as restated)	9,149,445	8,890,581	8,808,418

During the years ended December 31, 2006, 2005 and 2004, respectively, 14,000, 20,000 and 24,000 outstanding options were not included in the foregoing computations for Class B common shares because they were antidilutive.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002. The Company grants stock options with exercise prices at fair market value at the date of the grant. The Company has accounted for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations through December 31, 2005.

Prior to January 1, 2006, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

	Years Ended December 31,
	2005	2004
Net earnings - as reported	$20,233,277	$24,721,589
Add: Stock-based compensation
expense included in net income,
net of taxes, as reported	179,295	-
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	(643,472)	(1,125,427)
Net earnings- pro forma	$19,769,100	$23,596,162
Earnings per Class A common share -
basic-as reported	$1.67	$2.10
Earnings per Class A common share -
basic-pro forma	$1.63	$2.00
Earnings per Class A common share -
diluted-as reported	$1.67	$2.10
Earnings per Class A common share -
diluted-pro forma	$1.63	$2.00
Earnings per Class B common share -
basic-as reported	$1.79	$2.22
Earnings per Class B common share -
basic-pro forma	$1.74	$2.12
Earnings per Class B common share -
diluted-as reported	$1.77	$2.16
Earnings per Class B common share -
diluted-pro forma	$1.73	$2.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividends yield of 0.9%, expected volatility of 35% for Class B; risk-free interest rate of 5% and expected lives of 5 years. No options were granted during the years ended December 31, 2006 and 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $6.6 million, $7.3 million and $7.3 million, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform to the current year presentation, principally within cash flows from operating activities in the 2005 and 2004 Consolidated Statements of Cash Flows and in the detailed disclosures within the footnotes pertaining to Property, Plant and Equipment and Income Taxes.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. For additional information regarding the accounting treatment and effect on the Consolidated Balance Sheet of SFAS No. 158, see Note 12 of Notes to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the Consolidated Financial Statements or with any of the Company’s debt covenants.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2.	ACQUISITIONS

On June 30, 2005, the Company acquired the common stock of Netwatch s.r.o., located in Prague, the Czech Republic, for approximately $1.9 million in cash, of which $0.5 million was due to the sellers and was paid by the Company during June 2006. Netwatch s.r.o. is a designer and manufacturer of high-performance fiber optic and copper cable assemblies for data and telecommunication applications. Approximately $1.0 million of goodwill arose from the transaction which goodwill is included in the Company’s European reporting unit.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operation of Netwatch s.r.o. have been included in the Company’s consolidated financial statements from June 30, 2005.

There was no in process research and development acquired as part of this acquisition.

On March 22, 2005, the Company acquired the common stock of Galaxy Power Inc. ("Galaxy"), located in Westborough, Massachusetts, for approximately $19.0 million in cash including transaction costs of approximately $0.4 million. Galaxy is a designer and manufacturer of high-density DC-DC converters for distributed power and telecommunication applications. The purchase price has been allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. Approximately $11.5 million of goodwill and $2.6 million of identifiable intangible assets arose from the transaction and are included in the Company’s North American reporting unit. The identifiable intangible assets and related deferred tax liabilities are being amortized on a straight-line basis over their estimated useful lives.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy have been included in the Company's consolidated financial statements from March 22, 2005.

There was no in process research and development acquired as part of this acquisition.

See Note 3 of Notes to Consolidated Financial Statements for a discussion of E-Power and Current Concepts earn out payments in 2006.

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2004 (in thousands, except per share data):

	Years Ended
	December 31,
	2005	2004
Net sales	$221,227	$212,331
Net earnings	20,026	25,419
Earnings per share - diluted
Class A	1.65	2.14
Class B	1.75	2.23

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been consummated as of January 1, 2004.  Such information should not be construed as a representation of the future results of operations of the Company.

A condensed combined balance sheet of the assets and liabilities of Galaxy and Netwatch s.r.o., as of their acquisition dates is as follows:

Cash	$311,856
Accounts receivable	3,687,331
Inventories	2,862,571
Prepaid expenses	96,120
Income taxes receivable	5,488
Property, plant and
equipment	1,545,526
Other assets	32,083
Deferred tax asset	1,392,850
Goodwill	11,876,080
Intangible assets	2,630,000
Notes payable	(860,694)
Accounts payable	(2,129,165)
Accrued expenses	(386,961)

Net assets acquired	$21,063,085

3.	GOODWILL AND OTHER INTANGIBLES

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $1,840,000, $2,567,000 and $1,299,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts is to be paid 16% of the first $10.0 million in sales through May 2007. This $10 million benchmark was reached during the second quarter of 2006 and therefore no additional payments will be made. During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $447,000, $529,000 and $354,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments to Current Concepts have been accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated depreciation, for the years ended December 31, 2006 and 2005 are as follows:

	Total	Asia	North America	Europe

Balance, January 1, 2005	$9,881,854	$6,407,435	$2,869,092	$605,327

Goodwill allocation
related to acquisitions	12,546,080	-	11,543,846	1,002,234

Balance, December 31, 2005	22,427,934	6,407,435	14,412,938	1,607,561

Goodwill allocation
related to acquisitions	6,000,000	6,000,000	-	-

Purchase price adjustment - reclassification to intangible
assets	(670,000)	-	(670,000)	-

Other purchase price and foreign
exchange adjustments	359,209	-	323,529	35,680

Balance, December 31, 2006	$28,117,143	$12,407,435	$14,066,467	$1,643,241

The components of intangible assets other than goodwill by geographic reporting unit are as follows:

December 31, 2006

	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$2,250,648	$2,653,000	$2,044,186	$282,000	$206,462

Customer relationships	1,830,000	648,125	-	-	1,830,000	648,125

Covenants not-to-compete	5,299,998	5,273,808	4,499,998	4,499,998	800,000	773,810

	$10,064,998	$8,172,581	$7,152,998	$6,544,184	$2,912,000	$1,628,397

December 31, 2005
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$2,935,000	$1,812,853	$2,653,000	$1,634,566	$282,000	$178,287

Customer relationships	1,160,000	178,833	-	-	1,160,000	178,833

Covenants not-to-compete	5,021,034	4,342,160	4,221,034	3,813,589	800,000	528,571

	$9,116,034	$6,333,846	$6,874,034	$5,448,155	$2,242,000	$885,691

Estimated amortization expense for intangible assets for the next five years is as follows:

Estimated
Year Ending	Amortization
December 31,	Expense

2007	$809,277
2008	525,939
2009	422,296
2010	120,986
2011	13,919

Amortization Period - 2006
Weighted Average
Intangible Asset	Estimated Life
Patents and Product Information	2.14 years
Customer Relationships	2.2 years
Covenants Not-to-Compete	.2 years

The weighted average amortization period of the Company’s intangible assets at December 31, 2006 is 2.1 years.

4. MARKETABLE SECURITIES

The Company has cumulatively acquired a total of 5,874,919 shares, or approximately 6% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $18.0 million. Toko had a market capitalization of approximately $255 million as of December 31, 2006. These shares are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2006, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive income in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for less than twelve months. As a result of the volatility of the Toko share price over the last year, management believes that the investment in Toko is not other-than-temporarily impaired. In connection with this transaction, the Company is obligated to pay an investment banker’s advisory fee to a third party of 20% of the appreciation in the stock of Toko, or $1 million, whichever is lower. During 2006, $300,000 was prepaid against this obligation. As of December 31, 2006, the Company has not accrued any additional fees to the investment banker as the Toko stock is at an unrealized loss position.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker’s advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified within selling, general and administrative expenses ($723,000) and cost of sales ($277,000) and was paid to key employees during January 2007.

At December 31, 2006 and 2005, respectively, marketable securities have a cost of approximately $18,031,000 and $32,893,000, an estimated fair value of approximately $15,576,000 and $38,463,000 and gross unrealized (losses) gains of approximately $(2,455,000) and $5,570,000. Included in other assets at December 31, 2006 and December 31, 2005 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $3,765,000 and $2,353,000, respectively and an estimated fair value of approximately $4,117,000 and $2,537,000, respectively. Such unrealized net (losses) gains are included, net of tax (benefit) expense, in other comprehensive income.

5.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2006	2005
Raw materials	$24,374,438	$19,342,703
Work in progress	3,531,148	2,515,174
Finished goods	18,391,622	11,089,226
	$46,297,208	$32,947,103

6.	IMPAIRMENT, CASUALTY LOSSES AND LAWSUIT PROCEEDS

Impairment Loss

During the year ended December 31, 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1,033,000 at its Far East manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

Casualty Loss

The Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Lawsuit Proceeds

During the year ended December 31, 2004, the Company settled an arbitration proceeding related to a 1998 acquisition. The Company received $2,935,000 (net of $65,000 of related legal expenses incurred during the period) pursuant to that settlement.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	December 31,
	2006	2005
Land	$3,584,522	$3,570,380
Buildings and improvements	25,385,367	24,509,146
Machinery and equipment	60,745,740	73,855,613
	89,715,629	101,935,139
Less accumulated depreciation	45,426,471	59,555,783

	$44,289,159	$42,379,356

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $7,188,000, $7,537,000 and $7,726,000, respectively.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of December 31, 2006, the Company had also paid $247,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company has capitalized them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $848,000 on the Company's consolidated balance sheet at December 31, 2006 and expects to sell the property during the first half of 2007.

8. INCOME TAXES

The provision for income taxes consists of the following. All amounts are in thousands of dollars.

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$4,784	$4,590	$3,524
Foreign	1,619	6,250	5,234
State	430	244	(123)
	6,833	11,084	8,635
Deferred:
Federal and state	(928)	(1,420)	(1,586)
Foreign	(60)	(2,182)	(3,400)
	(988)	(3,602)	(4,986)

	$5,845	$7,482	$3,649

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows. All amounts are in thousands of dollars.

	Years Ended December 31,
	2006	2005	2004
Tax provision
computed at the Federal
statutory rate of 34%	$10,556	$9,423	$9,646
Increase (decrease) in
taxes resulting from:
Benefit relating to tax rate differential on foreign
earnings to be repatriated in 2005-net	-	-	(1,017)

Repatriation of foreign earnings
net of foreign tax credit of $255 and $529	-	3,100	-

Different tax rates and permanent
differences applicable to
foreign operations	(4,816)	(5,128)	(3,380)

Utilization of net operating loss
carryforward	(66)	(122)	(165)

Principally the utilization of research and
development tax credits	(409)	(630)	(1,413)

State (benefit) taxes, net of federal benefit	279	161	(81)
Other, net	301	678	59
	$5,845	$7,482	$3,649

(1)Under the American Jobs Creation Act of 2004 (the "Act"), the Company has repatriated earnings from controlled foreign corporations ("CFC's") in the amount of $70,560,000 in order to take advantage of the temporary 85 percent dividends received deduction for cash dividends in excess of the historical "base-period" average. This results in an effective federal tax rate of approximately 5.0%. The election to repatriate these CFC earnings expired on December 31, 2005 and the dividend proceeds must meet a number of criteria as outlined in the Act to be eligible for the favorable tax rate. In prior years, the Company provided deferred taxes of approximately $7,668,000 on a portion of its CFC earnings which management concluded would likely be repatriated. As a result of the favorable tax treatment afforded the repatriation of CFC earnings and management’s decision to repatriate such funds in 2005, the Company recorded a $6,326,000 tax benefit in 2004 which results from the difference in tax rates between the Act and the tax rates previously provided on the portion of CFC earnings which were expected to be repatriated, leaving deferred income taxes in the amount of approximately $1,342,000 recorded pertaining to such earnings to be repatriated. In light of the planned repatriation during 2004 of CFC earnings in 2005, Management had identified certain domestic and foreign tax exposures relating to such operations. Such amount has been included in Income Taxes Payable in the accompanying consolidated balance sheet. Prior to the enactment of the Act, it was management’s intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated during 2004 and 2003. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $85.4 million at December 31, 2006. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes related to unrepatriated foreign earnings are $26.0 million under the current tax law as the Act has expired.

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

The Company is currently being audited by the United States Internal Revenue Service (“IRS”) for the year ended December 31, 2004. As part of this audit the IRS is also reviewing the years ended December 31, 2003 and 2005. This examination is in its early stages and to date no adjustments have been proposed by the IRS.

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred tax liabilities and deferred tax assets and their approximate tax effects are as follows. All amounts are in thousands of dollars.

	December 31,
	2006		2005
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred Tax Assets -
current
Unrealized
appreciation/ depreciation
in marketable securities	$2,107	$801	$-	$-
Reserves and accruals	3,586	865	-	-
	$5,693	$1,666	$-	$-
Deferred Tax Assets -
non-current:
United States net operating loss
carryforward	$2,335	$887	$4,316	$1,640
Unfunded pension liability	2,332	686	-	-
Depreciation	677	188	(2,474)	(134)
Amortization	1,654	519	972	373
State net operating loss and
credits carryforward	1,821	338	1,887	345
Other accruals	3,378	1,145	6,660	2,022
Valuation allowances	(1,821)	(338)	(1,887)	(345)
	$10,376	$3,425	$9,474	$3,901

Deferred Tax Liability -
current:
Unrealized
appreciation/ depreciation
in marketable securities	$-	$-	$5,661	$2,151
Reserves and accruals	-	-	(2,352)	(739)
	$-	$-	$3,309	$1,412

The Company was granted a ten year tax holiday in Macao which resulted in an effective tax rate of 8%, which was 50% of the normal tax rate. Such holiday expired during 2004. The rate for the year ended December 31, 2006 is 12%. During the year ended December 31, 2005, the Company used a $764,000 net operating loss which resulted in a tax savings of approximately $122,000. During the year ended December 31, 2004, the Company used $1.1 million of net operating loss carry-forwards, which resulted in a tax savings of approximately $165,000.

Galaxy, at the time of the acquisition, had a net operating loss carry forward of approximately $5.4 million. The remaining net operating loss carry forward of approximately $2.3 million at December 31, 2006, arose principally from the non-qualified dispositions of stock options and warrants and expires during 2024. The use of the operating loss is limited, due to the change of ownership, but the Company expects to use the $2.3 million over the next two years.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited. Sales to third party customers commenced during the first quarter of 2006. Sales consist of products manufactured in the PRC. The MCO is not subject to Macao corporation income taxes.

9. DEBT

a. Short-term debt

Previously the Company had available one domestic line of credit of $10 million. During March 2005, the Company borrowed $8 million against the line of credit to partially finance the acquisition of Galaxy. The outstanding balance was paid off in its entirety on June 30, 2005. During July 2005, the Company amended its credit agreement to increase the line of credit to $20 million, which expires on July 21, 2008. During October and November of 2005, the Company borrowed $4 million against the line of credit. The outstanding balance was paid off in its entirety during December 2005. There was no balance outstanding as of December 31, 2006. At that date, the entire $20 million line of credit was available to the Company to borrow. The line was initially collateralized with a first priority security interest in and lien on 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company and all other personal property of the Company. In July 2005, the lender terminated it's security interest in assets of the Company other than the lender’s first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company. The line bore interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. As of December 31, 2006, the Company was in compliance with its debt covenants. During February 2007, the Company replaced the $20 million line of credit with a $20 million line of credit from a different lender, on substantially the same terms and conditions as previously existed, except that the new lender did not receive a security interest in any assets of the Company.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of December 31, 2006. The line of credit expires during July 2007. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

b. Long-term debt

On March 21, 2003, the Company entered into a $10 million secured term loan, which was paid off in June 2005. The loan was used to partially finance the Company's acquisition of Insilco's Passive Components Group. This term loan facility is no longer available to the Company.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded interest expense of $71,000, $325,000 and $239,000, respectively.

10 ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2006	2005
Sales commissions	$1,715,816	$1,812,135
Investment banking commissions	-	1,105,510
Subcontracting labor	2,032,763	1,597,279
Salaries, bonuses and
related benefits	4,147,135	2,642,729
Other	4,817,703	3,509,905
	$12,713,417	$10,667,558

11. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data. All amounts are in thousands of dollars.

	2006	2005	2004
Net sales from unrelated
entities and country
of Company's domicile:
North America	$73,241	$69,089	$67,177
Asia	153,037	131,104	109,011
Europe	28,655	15,723	13,834
	$254,933	$215,916	$190,022

Net sales:
North America	$80,860	$80,836	$76,979
Asia	200,773	151,992	132,224
Europe	30,105	16,967	15,194
Less intergeographic
revenues	(56,805)	(33,879)	(34,375)
	$254,933	$215,916	$190,022

Income from Operations:
North America	$2,658	$4,020	$8,475
Asia	19,622	22,391	15,805
Europe	838	206	631
	$23,118	$26,617	$24,911

Long Lived Assets:
North America	$18,026	$17,419
Asia	30,050	27,944
Europe	690	694
	$48,766	$46,057

Capital Expenditures:
North America	$2,823	$1,328	$736
Asia	6,783	6,322	5,557
Europe	227	96	286
	$9,833	$7,746	$6,579

Depreciation and Amortization
expense:
North America	$2,314	$2,526	$1,928
Asia	6,477	7,364	6,966
Europe	237	214	131
	$9,028	$10,104	$9,025

Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income from operations represents gross profit less operating expenses.

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

The Company had sales to one customer in excess of ten percent of consolidated net sales as follows in 2006, 2005 and 2004: The amount and percentages of the Company's sales to this customer in each year was $42,167,000 (16.5%) in 2006, $32,844,000 (15.2%) in 2005 and $22,062,000 (11.6%) in 2004. Management believes that the loss of such customer could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

12. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $471,000, $437,000 and $404,000, respectively. As of December 31, 2006, the plans owned 18,374 and 144,423 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of their salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $408,000, $482,000 and $447,000, respectively. As of December 31, 2006, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits. The Plan was established by the Company in 2002. Employees are selected at the sole discretion of the Board of Directors of the Company to participate in the Plan. The Plan is unfunded. The Company utilizes life insurance to partially cover its obligations under the Plan. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $729,000, $699,000 and $509,000, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions:
December 31,	2006	2005	2004

Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,476,296	$2,890,113	$2,637,902
Service cost	325,415	331,942	221,981
Interest cost	242,587	211,920	145,085
Plan amendments	-	444,684	-
Benefits paid	(131,250)	(37,500)	-
Actuarial (gains) losses	(184,762)	635,137	(114,855)
Minimum pension obligation and
unfunded pension liability	$4,728,286	$4,476,296	$2,890,113
Funded status of plan:
Under funded status	$(4,728,286)	$(4,476,296)	$(2,890,113)
Unrecognized net loss	-	869,673	259,218
Unrecognized prior service costs	-	1,811,297	1,497,253
Accrued pension cost	$(4,728,286)	$(1,795,326)	$(1,133,642)

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-	$-
Company contributions	131,250	37,500	-
Benefit paid	(131,250)	(37,500)	-
Fair value of plan assets, end of year	$-	$-	$-

Balance sheet amounts:
Minimum pension obligation and
unfunded pension liability	$4,728,286	$3,450,688	$2,261,583
Intangible asset	-	1,655,362	1,127,941

The components of SERP expense are as follows:

December 31,	2006	2005	2004

Service cost	$325,415	$331,942	$221,981
Interest cost	242,587	211,920	145,085
Net amortization and deferral	161,142	155,322	142,363
Total SERP expense	$729,144	$699,184	$509,429

Assumption percentages:
Discount rate	6.00%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The accumulated benefit obligation for the SERP was $3,503,524 and $3,450,688 as of December 31, 2006 and 2005.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, (“SFAS No. 158”). This statement is effective for fiscal years ending after December 15, 2006 and is applicable for the Company’s SERP Plan.

The amount of net gain and prior service cost on a pretax basis included in Other Comprehensive Income is $656,963 and $1,675,749, respectively, which arose during the year ended December 31, 2006. The estimated portion of net periodic gain and prior service cost that will be recognized as a component of net periodic benefit cost over the next fiscal year is $12,965 and $133,094, respectively.

The Company had no net transition assets or obligations recognized as an adjustment to Other Comprehensive Income and does not anticipate any plan assets being returned to the Company during 2007, as the plan has no assets.

The following balance sheet accounts were incrementally adjusted due to the effect of applying SFAS No. 158 at December 31, 2006:

Deferred tax asset - long term	$686,000
Other Comprehensive Loss - net of income tax benefit	1,646,712
Unfunded pension liability - long term	2,332,712
Intangible assets	(1,107,000)

13. STOCK-BASED COMPENSATION

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

The Company recognizes the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, prior to 2006 no compensation cost was recognized for fixed stock option grants.

On December 31, 2006, the Company has one stock-based compensation plan, which is described below. During the year ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $453,433. The incremental stock-based compensation expense caused both the basic and diluted earnings per common share to each decrease by $.04 and $.04 per share for Class A common stock and $.03 and $.03 per share for Class B common stock, respectively, for the year ended December 31, 2006. In addition, in connection with the adoption of SFAS No. 123 (R), net cash provided by operating activities decreased and net cash provided by financing activities increased during the year ended December 31, 2006 by $336,456 related to excess tax benefits from stock-based payment arrangements.

The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1,571,000 and $248,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the years ended December 31, 2006 and 2005.

Under the provisions of SFAS 123(R), the recognition of deferred compensation as a separate component of equity representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized at the date restricted stock is granted, is no longer required. Therefore, at January 1, 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero and is currently included in additional paid-in capital.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interest of its employees with those of its shareholders. The Plan provides for the issuance of 2,400,000 common shares. Unless otherwise provided at the date of grant or unless subsequently accelerated, options granted under the Program become exercisable twenty-five percent (25%)  one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. Upon exercise the Company will issue new shares. The exercise price of incentive stock options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. In general, no option will be exercisable after ten years from the date granted.

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

Information regarding the Company’s stock options for 2006, 2005, and 2004 is as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options out-
standing, begin-
ning of year	286,013	$24.96	495,289	$23.17	712,600	$21.61
Options exercised	(132,800)	$24.00	(200,276)	$20.50	(200,911)	$19.37
Options granted	-	$-	-	$-	24,000	$37.00
Options cancelled	(15,400)	$27.60	(9,000)	$27.29	(40,400)	$22.71
Options out-
standing, end
of year	137,813	$25.59	286,013	$24.96	495,289	$23.17
Options price
range at end
of year	$18.89 to $37.00		$18.89 to $37.00		$17.00 to $37.00
Options price
range for
exercised
shares	$18.89 to $29.50		$17.00 to $29.50		$15.38 to $29.50
Options available
for grant at end
of year	811,785		810,985		954,385
Weighted-
average fair
value of options
granted during
the year	$-		$-		$8.66

During the years ended December 31, 2006 and 2005 the Company received $3,186,587 and $4,115,508 from the exercise of stock options and realized tax benefits of approximately $336,000 and $430,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,498,043, $2,853,734 and $3,453,948, respectively. Stock compensation expense applicable to stock options for the years ended December 31, 2006, 2005 and 2004 was approximately $453,433, $-0- and $-0-, respectively. The aggregated intrinsic value of options outstanding as of December 31, 2006 was $1,269,158.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2006:

		Weighted-
	Number Out-	Average	Weighted-	Number	Weighted-
Range of	standing at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life	Price	2006	Price
$29.50	61,813	3 years	$29.50	16,813	$29.50
$19.52 - $22.25	5,000	1 year	$21.70	5,000	$21.70
$18.89	57,000	1 year	$18.89	18,000	$18.89
$37.00	14,000	3 years	$37.00	7,000	$37.00
	137,813	2.5 years	$25.59	46,813	$25.21

A summary of the status of the Company’s non-vested options as of December 31, 2006 and 2005 and changes during the year ended December 31, 2006 is presented below:

		Weighted-Average
		Grant-Date
Nonvested options	Options	Fair Value
Nonvested at December 31, 2005	177,500	$24.28

Granted	-	-
Vested	(71,100)	21.52
Forfeited	(15,400)	27.60

Nonvested at December 31, 2006	91,000	$25.78

At December 31, 2006 there was $51,950 of total unrecognized cost related to nonvested stock-based compensation arrangements under the Program. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of the 71,100 vested shares is $1,487,000 for the year ended December 31, 2006. The aggregate intrinsic value of options vested during 2006 was $944,208. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five -year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2005 and 2006, the Company issued 152,400 and 21,600 class B common shares, respectively, under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in pre-tax compensation expense of $1,117,268 and $248,131 ($804,826 and $179,295, after tax benefit) for the years ended December 31, 2006 and 2005, respectively. The balance of $4,444,114 of deferred stock-based compensation is included within paid-in-capital on the Company’s consolidated balance sheet.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value

Outstanding at January 1, 2006	152,400	$35.64
Granted	-	-
Awarded	21,600	30.67
Forfeited	(7,000)	36.09
Outstanding at December 31, 2006	167,000	34.93	3.85	$-
Vested at December 31, 2006	-		-	$-

As of December 31, 2006, there was $4.4 million of total pre-tax unrecognized compensation cost related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.5 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and stock option exercises.

Currently the Company believes that substantially all restricted stock awards will vest.

14. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the repurchase of up to ten percent (10%) of the Company’s outstanding common shares from time to time in market or privately negotiated transactions. As of December 31, 2006, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No shares were repurchased during the years ended December 31, 2006 or 2005.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company continues to comply with the financial tests in its credit agreement. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $443,589, $443,320, $447,410 and $457,945, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively. On February 2, 2005, May 2, 2005, August 1, 2005, and November 1, 2005 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $433,450, $437,175, $439,450, and $442,356, respectively. On February 2, 2005, May 2, 2005, August 1, 2005 and November 1, 2005 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $107,735, $107,735, $107,735 and $107,735, respectively.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Years Ending
December 31,

2007	$1,659,000
2008	1,099,000
2009	833,000
2010	572,000
2011	572,000
$4,735,000

Rental expense was approximately $1,733,000, $1,624,000 and $1,433,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of these matters or the impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 are summarized below:

	2006	2005
Foreign currency translation
adjustment	$1,140,884	$753,062
Unrealized holding gain (loss)
on available-for-sale securities
under SFAS No. 115, net of
taxes of $(802,797) and $2,244,207
as of December 31, 2006 and 2005	(1,309,827)	3,509,805
Unfunded SERP liability upon
adoption of SFAS No. 158, net
of taxes of $(686,000) as of
December 31, 2006	(1,646,712)	-

Accumulated other comprehensive
income (loss)	$(1,815,655)	$4,262,867

CONDENSED SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006

Net sales	$54,626,248	$66,474,098	$73,259,757	$60,572,883	$254,932,986

Gross profit	14,639,359	16,212,423	17,449,799	13,646,401	61,947,982

Net earnings	3,997,299	8,763,456	7,745,485	4,697,113	25,203,353

Earnings
per Class A common share
- basic (2)	$0.32	$0.71	$0.62	$0.38	$2.03

Earnings
per Class A common share
diluted (2)	$0.32	$0.71	$0.62	$0.38	$2.03

Earnings
per Class B common share
- basic (2)	$0.35	$0.75	$0.66	$0.40	$2.16

Earnings
per Class B common share
diluted (2)	$0.34	$0.75	$0.66	$0.40	$2.15
As previously reported (2)
Earnings per share - basic	$0.34	$0.74	$0.65	N/A	N/A
Earnings per share - diluted	$0.34	$0.74	$0.65	N/A	N/A

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net sales	$45,438,285	$57,545,421	$56,247,745	$56,684,305	$215,915,756

Gross profit	12,749,474	16,853,324	15,827,945	14,338,289	59,769,032

Net earnings	4,313,365	6,668,675	5,986,397	3,264,840	20,233,277

Earnings
per Class A common share
- basic (2)	$0.36	$0.55	$0.50	$0.26	$1.67

Earnings
per Class A common share
diluted (2)	$0.36	$0.55	$0.50	$0.26	$1.67

Earnings
per Class B common share
- basic (2)	$0.39	$0.59	$0.53	$0.28	$1.79

Earnings
per Class B common share
diluted (2)	$0.38	$0.59	$0.52	$0.28	$1.77
As previously reported (2)
Earnings per share - basic	$0.38	$0.58	$0.52	$0.28	$1.76
Earnings per share - diluted	$0.38	$0.58	$0.52	$0.28	$1.75

(1) Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.
(2) Previously reported earnings per share have been restated to present earnings per share using the two-class method. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D			Column E	Column F

		Charged	Additions
	Balance at	to profit	Charged				Balance
	beginning	and loss	to other			Deductions	at close
Description	of period	or income	accounts			(describe)(a)	of period

Year ended December 31, 2006
Allowance for doubtful
accounts	$1,107,000	$707,000	$109,000	(a	)	$836,000	$1,087,000
Allowance for excess and
obsolete inventory	$5,017,000	$1,470,000	$(6,000)			$1,418,000	$5,063,000
Year ended December 31, 2005
Allowance for doubtful
accounts	$1,610,000	$275,000	$25,000	(a	)	$803,000	$1,107,000
Allowance for excess and
obsolete inventory	$5,471,000	$867,000	$475,000			$1,796,000	$5,017,000
Year ended December 31, 2004
Allowance for doubtful
accounts	$1,976,000	$233,000	$65,000	(a	)	$664,000	$1,610,000
Allowance for excess and
obsolete inventory	$5,679,000	$1,250,000	$43,000			$1,501,000	$5,471,000

(a) Write offs.

S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2006, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

  Based on their evaluation as of December 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11. Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14. Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page
(a)		Financial Statements

	1.	Financial statements filed as a part of this
Annual Report on Form 10-K:

Report of Independent Registered
		Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31,
		2006 and 2005	F-2 - F-3

Consolidated Statements of Operations for Each
of the Three Years in the Period Ended
		December 31, 2006	F-4

Consolidated Statements of Stockholders' Equity
for Each of the Three Years in the Period
		Ended December 31, 2006	F-5 - F-6

Consolidated Statements of Cash Flows for Each
of the Three Years in the Period Ended
		December 31, 2006	F-7 - F-9

		Notes to Consolidated Financial Statements	F- 10 - F-43

Selected Quarterly Financial Data - Years Ended
		December 31, 2006 and 2005 (Unaudited)	F-44

	2.	Financial statement schedules filed as part of
this report:

		Schedule II: Valuation and Qualifying Accounts	S-1

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

10.4	2002 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2002 annual meeting of shareholders.

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

BEL FUSE INC.

Date: March 16, 2007	By:	/s/ Daniel Bernstein
Daniel Bernstein, President, Chief Executive Officer and Director

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

Signature	Title	Date

/S/ Daniel Bernstein	President, Chief	March 16, 2007
Daniel Bernstein	Executive Officer and Director

/s/ Howard Bernstein	Director	March 16, 2007
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 16, 2007
Robert H. Simandl

/s/ Peter Gilbert	Director	March 16, 2007
Peter Gilbert

/s/ John Tweedy	Director	March 16, 2007
John Tweedy

/s/ John Johnson	Director	March 16, 2007
John Johnson

/s/ Avi Eden	Director	March 16, 2007
Avi Eden

/s/ Colin Dunn	Vice-President
Colin Dunn	Finance and Secretary	March 16, 2007