Form 10-Q
period 2007-03-31
BEL FUSE INC /NJ
filed 2007-05-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________________

Commission File Number:0-11676

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-12 of the Exchange Act.

☐ Large accelerated filer     ☒ Accelerated filer      ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

At May 1, 2007, there were 2,687,921 shares of Class A Common Stock, $0.10 par value, outstanding and 9,198,477 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.
INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of March 31, 2007
		(unaudited) and December 31, 2006	2-3

		Consolidated Statements of Operations for the
		Three Months Ended March 31, 2007 and 2006 (unaudited)	4

		Consolidated Statements of Stockholders' Equity for
		the Year Ended December 31, 2006 and
		the Three Months Ended March 31, 2007 (unaudited)	5-6

		Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2007 and 2006 (unaudited)	7-9

		Notes to Consolidated Financial Statements (unaudited)	10-29

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	30-45

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	46

	Item 4.	Controls and Procedures	47

Part II	Other Information

	Item 1.	Legal Proceedings	48-49

	Item 6.	Exhibits	50

	Signatures		51

PART I.  Financial Information

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,071,260	$76,760,543
Marketable securities	34,251,254	15,576,212
Accounts receivable - less allowance for doubtful
accounts of $972,000 and $1,087,000 at
March 31, 2007 and December 31, 2006, respectively	42,465,718	43,765,750
Inventories	44,592,305	46,297,208
Prepaid expenses and other current
assets	1,486,067	1,382,807
Deferred income taxes	-	1,665,857
Assets held for sale	961,049	848,049

Total Current Assets	192,827,653	186,296,426

Property, plant and equipment - net	45,044,484	44,289,159

Deferred income taxes	3,656,814	3,425,375
Intangible assets - net	1,668,074	1,892,417
Goodwill	28,117,143	28,117,143
Other assets	5,190,136	4,476,990

TOTAL ASSETS	$276,504,304	$268,497,510

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,230,342	$17,244,937
Accrued expenses	10,745,206	12,713,417
Deferred income taxes	869,771	-
Income taxes payable	6,764,603	11,094,107
Dividends payable	574,900	566,583
Total Current Liabilities	35,184,822	41,619,044

Long-term Liabilities:
Liability for uncertain tax positions	5,064,000	-
Minimum pension obligation and
unfunded pension liability	5,044,669	4,728,286
Total Long-term Liabilities	10,108,669	4,728,286

Total Liabilities	45,293,491	46,347,330

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,702,677 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	270,268	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,188,977
and 9,167,665 shares, respectively
(net of 3,218,310 treasury shares)	918,898	916,767
Additional paid-in capital	32,779,197	31,826,046
Retained earnings	194,403,890	190,952,754
Cumulative other comprehensive
income (loss)	2,838,560	(1,815,655)
Total Stockholders' Equity	231,210,813	222,150,180

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$276,504,304	$268,497,510

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Sales	$61,806,676	$54,626,248

Costs and expenses:
Cost of sales	47,891,326	39,986,889
Selling, general and administrative	9,482,520	9,377,185
Casualty loss	-	963,791
	57,373,846	50,327,865

Income from operations	4,432,830	4,298,383
Interest expense and other costs	(121,937)	(115,680)
Interest income	833,243	512,596

Earnings before provision for income taxes	5,144,136	4,695,299
Income tax provision	1,135,000	698,000

Net earnings	$4,009,136	$3,997,299

Earnings per share (2006, as restated, see Note 1)
Earnings per Class A common share
Basic	$0.32	$0.32
Diluted	$0.32	$0.32

Weighted average Class A common shares
outstanding - basic	2,702,677	2,702,677
Weighted average Class A common shares
outstanding - diluted	2,702,677	2,702,677

Earnings per Class B common share
Basic	$0.34	$0.35
Diluted	$0.34	$0.34

Weighted average Class B common shares
outstanding - basic	9,172,736	9,046,968
Weighted average Class B common shares
outstanding - diluted	9,206,463	9,110,340

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other				Deferred
		Compre-		Compre-	Class A	Class B	Additional	Stock-
		hensive	Retained	hensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Balance, January 1, 2006	$201,576,549		$167,991,188	$4,262,867	$270,268	$901,327	$31,713,608	$(3,562,709)

Exercise of stock
options	3,186,587					13,280	3,173,307
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	336,456						336,456	-
Cash dividends declared on Class A
common stock	(430,940)		(430,940)
Cash dividends declared on Class B
common stock	(1,810,847)		(1,810,847)
Issuance of restricted common
stock	-					2,160	(2,160)
Deferred stock-based
compensation	(1,403,157)						(1,403,157)	-
Currency translation
adjustment	387,822	$387,822		387,822
Change in unrealized gain or loss on
marketable securities
-net of taxes	(4,819,632)	(4,819,632)		(4,819,632)
Stock-based compensation
expense	1,570,701						1,570,701	-
Adoption of SFAS No. 123 (R)	-						(3,562,709)	3,562,709
Unfunded SERP liability-net
of taxes upon adoption of SFAS No. 158	(1,646,712)			(1,646,712)
Net earnings	25,203,353	25,203,353	25,203,353
Comprehensive income		20,771,543

Balance, December 31, 2006	222,150,180		190,952,754	(1,815,655)	270,268	916,767	31,826,046	-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other
		Compre-		Compre-	Class A	Class B	Additional
		hensive	Retained	hensive	Common	Common	Paid-In
	Total	Income	Earnings	Income	Stock	Stock	Capital

Exercise of stock
options	488,958					2,131	486,827
Tax benefits arising
from the disposition of
non-qualified
incentive stock options	62,491						62,491
Cash dividends declared on Class A
common stock	(107,735)		(107,735)
Cash dividends declared on Class B
common stock	(450,265)		(450,265)
Currency translation
adjustment	358,024	$358,024		358,024
Change in unrealized gain or
loss on marketable securities
-net of taxes	4,296,191	4,296,191		4,296,191
Stock-based compensation
expense	403,833						403,833
Net earnings	4,009,136	4,009,136	4,009,136
Comprehensive income		$8,663,351

Balance, March 31, 2007	$231,210,813		$194,403,890	$2,838,560	$270,268	$918,898	$32,779,197

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Cash flows from operating
activities:
Net earnings	$4,009,136	$3,997,299
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	1,915,952	2,519,445
Casualty loss	-	963,791
Stock-based compensation	403,833	373,970
Excess tax benefits from share-based
payment arrangements	(62,491)	(107,105)
Other	185,296	297,874
Deferred income taxes	(224,000)	(638,000)
Changes in operating assets
and liabilities	676,640	(2,545,566)
Net Cash Provided by
Operating Activities	6,904,366	4,861,708

Cash flows from investing activities:
Purchase of property, plant
and equipment	(2,826,854)	(2,472,483)
Purchase of marketable
securities	(11,801,386)	-
Payment for acquisitions - net of
cash acquired	-	(2,178,276)
Proceeds from sale of
marketable securities	-	93,500
Net Cash Used in
Investing Activities	(14,628,240)	(4,557,259)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from financing
activities:
Proceeds from exercise of
stock options	488,958	1,358,556
Dividends paid to common
shareholders	(558,139)	(552,000)
Excess tax benefits from share-based
payment arrangements	62,491	107,105
Net Cash Provided By (Used In)
Financing Activities	(6,690)	913,661

Effect of exchange rate changes on cash	41,281	34,695

Net Increase (decrease) in
Cash and Cash Equivalents	(7,689,283)	1,252,805
Cash and Cash Equivalents
- beginning of year	76,760,543	51,997,634
Cash and Cash Equivalents
- end of year	$69,071,260	$53,250,439

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts
receivable	$1,525,056	$(572,712)
Decrease (increase) in inventories	1,771,589	(2,849,918)
Increase in prepaid expenses and other
current assets	(103,260)	(1,510,540)
(Increase) in other assets	(163,143)	(574,188)
(Decrease) increase in accounts payable	(1,017,025)	2,500,286
Increase in income taxes payable	796,987	444,488
(Decrease) increase in accrued expenses	(2,133,564)	17,018
	$676,640	$(2,545,566)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Supplementary information:
Cash paid during the quarter for:
Income taxes	$493,000	$556,000
Interest	$-	$27,232

Details of acquisitions:
Intangibles	$-	$178,276
Goodwill	-	2,000,000

Cash paid for acquisitions	$-	$2,178,276

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2007 and December 31, 2006, cash equivalents approximated $24,486,000 and $35,843,000, respectively.

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

ACQUISITION EXPENSES - The Company capitalizes all direct costs associated with proposed acquisitions. If the proposed acquisition is consummated, such costs will be included as a component of the overall cost of the acquisition. Such costs are expensed at such time as the Company deems the consummation of a proposed acquisition to be unsuccessful.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency (gains) losses were $(2,800) and $41,000 for the three months ended March 31, 2007 and 2006, respectively, and have been expensed in the consolidated statements of operations.

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

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2007 and 2006, inventory on consignment was immaterial.

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

GOODWILL - The Company tests goodwill for impairment annually (fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

The principal items giving rise to deferred taxes are unrealized gains/losses on marketable securities available for sale, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including the SERP which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” See Note 7 for further discussion.

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

No options or other stock based compensation were granted during the three months ended March 31, 2007 and 2006.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the three months ended March 31, 2007 and 2006 amounted to $1.7 million and $1.6 million, respectively.

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

CASUALTY LOSS - During February 2006, the Company incurred a $964,000 pre-tax casualty loss primarily for raw materials destroyed by a fire at the Company's leased manufacturing facility in the Dominican Republic.

EARNINGS PER SHARE (RESTATED) - Subsequent to the issuance of its Consolidated Financial Statements for the year ended December 31, 2005, the Company determined that the method it uses to report earnings per share should utilize the two-class method, displaying earnings per share separately for both Class A and Class B common stock, rather than only one class as previously reported. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated actual dividends declared to Class A and Class B based on amounts actually declared. In computing earnings per share, 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Previously, all shareholders were assumed to share in the earnings equally. As a result, the earnings per share disclosures in the accompanying Consolidated Financial Statements for the three months ended March 31, 2006, have been restated to reflect the two-class method of computing earnings per share. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

Three Months Ended	As Previously
March 31, 2006	Reported	As Restated

Basic	$0.34
Diluted	$0.34
Class A - Basic		$0.32
Class B- Basic		$0.32
Class A- Diluted		$0.35
Class B - Diluted		$0.34

The previously reported weighted average shares outstanding for the quarter ended March 31, 2006 were as follows:

2006
Basic	11,749,645
Diluted	11,813,017

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share for Class A and Class B common shares for the three months ended March 31, 2007 and 2006:

	2007	2006
		(As restated)
Class A Common Shares
Weighted average shares outstanding - basic	2,702,677	2,702,677

Dilutive impact of stock options and
unvested restricted stock awards	-	-

Weighted average shares oustanding - diluted	2,702,677	2,702,677

Class B Common Shares
Weighted average shares outstanding - basic	9,172,736	9,046,968

Dilutive impact of stock options and
unvested restricted stock awards	33,727	63,372
Weighted average shares oustanding - diluted	9,206,463	9,110,340

During the quarter ended March 31, 2007 and 2006, 14,000 and 16,000 outstanding options, respectively, were not included in the foregoing computations for Class B common shares because they were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amount of bank debt is a reasonable estimate of its fair value.

2.	GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition.

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $224,000 and $795,000 for the three months ended March 31, 2007 and 2006, respectively.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts was to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the three months ended March 31, 2006, the Company paid approximately $178,000 in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

3.	MARKETABLE SECURITIES

The Company has cumulatively acquired a total of 5,874,919 shares, or approximately 6% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $18.0 million. Toko had a market capitalization of approximately $373 million as of March 31, 2007. These shares are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2007, the Company has recorded an unrealized gain, net of income taxes of approximately $2.7 million which is included in accumulated other comprehensive income in stockholders’ equity. Subsequent to the balance sheet date, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain, net of investment banker fees and other expenses and income tax expense, of approximately $1.5 million.

At March 31, 2007 and December 31, 2006, respectively, marketable securities have a cost of approximately $29,836,000 and $18,031,000, an estimated fair value of approximately $34,251,000 and $15,576,000 and gross unrealized gains (losses) of approximately $4,415,000 and $(2,455,000). Such unrealized gains (losses) are included, net of tax, in accumulated other comprehensive income. The Company had no realized losses for the three months ended March 31, 2007 and $88,000 of realized losses for the three months ended March 31, 2006. Included in other assets at March 31, 2007 and December 31, 2006 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $3,420,000, respectively, and an estimated fair value of approximately $3,820,000 and $3,766,000, respectively. Such unrealized net gains are included, net of tax expense, in other comprehensive income.

4.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$25,377,407	$24,374,438
Work in progress	3,525,001	3,531,148
Finished goods	15,689,897	18,391,622
	$44,592,305	$46,297,208

5.	SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2007	2006
Total segment revenues
North America	$18,430,528	$18,494,886
Asia	46,036,465	38,905,599
Europe	9,134,152	5,684,833
Total segment revenues	73,601,145	63,085,318
Reconciling items:
Intersegment revenues	(11,794,469)	(8,459,070)
Net sales	$61,806,676	$54,626,248

Income (loss) from Operations:
North America	$1,102,011	$(893,902)
Asia	3,156,751	4,840,319
Europe	174,068	351,966
	$4,432,830	$4,298,383

6.	DEBT

Short-term debt

In the current quarter the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of March 31, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2 million which was unused as of March 31, 2007. The line of credit expires July 31, 2007. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Included in interest expense for the three months ended March 31, 2007 is the write-off of approximately $100,000 of previously unamortized deferred financing charges in connection with the old credit facility.

7.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), on January 1, 2007. Although the implementation of FIN 48 did not impact the amount of the Company’s liabilities for uncertain tax positions, approximately $5.1 million of the Company’s liability for uncertain tax positions was reclassified to non-current liabilities.

The Company has approximately $12.6 million of liabilities for uncertain tax positions all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and for state examinations before 2003. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2000. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006. During April 2007, the IRS wrote a preliminary letter to the Company accepting the tax return as originally filed for 2004.

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the year 2000 and issued a notice of additional assessment during the first quarter of 2007 and demand for tax in the amount of $1.4 million. There is no interest or penalties in connection with this assessment. The IRD has proposed certain adjustments to the Company’s offshore income tax claim position. Management is currently evaluating these adjustments to determine if it agrees, but if accepted, the Company does not anticipate the adjustment would result in a material change to its consolidated financial position or results of operations. However, the Company anticipates that it is more likely than not that additional tax will be due upon completion of the audit currently being conducted by the IRD for the 2001 through 2005 tax years. The Company’s estimate has been accrued as a component of the Company’s liability for uncertain tax positions.

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statue of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at March 31, 2007. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. However, based on the current status of the examinations it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2007, the Company recognized approximately $92,000 in interest and penalties in the Consolidated Statement of Operations. The Company has approximately $1.5 million accrued for the payment of interest and penalties at March 31, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
Sales commissions	$1,566,666	$1,715,816
Investment banking commissions	550,000	-
Subcontracting labor	2,026,530	2,032,763
Salaries, bonuses and
related benefits	3,260,630	4,147,135
Other	3,341,380	4,817,703
	$10,745,206	$12,713,417

9.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the three months ended March 31, 2007 and 2006 amounted to approximately, $170,000 and $136,000, respectively. As of March 31, 2007, the plans owned 17,300 and 141,623 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the three months ended March 31, 2007 and 2006 amounted to approximately $107,000 and $126,000, respectively. As of March 31, 2007, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (“SERP”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits. Participants in the SERP are selected by the Compensation Committee of the Board of Directors. The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company. Benefits under the SERP are payable from the general assets of the Company, but the Company has certain life insurance policies in effect on participants to partially cover the Company’s obligations under the Plan. The Plan also allows the Company to establish a grantor trust to provide for the payment of Plan benefits.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2007	2006
Service cost	$140,000	$313,000
Interest cost	27,000	61,000
Amortization of adjustments	18,000	40,000
Total SERP expense	$185,000	$414,000

	March 31,	December 31,
	2007	2006
Balance sheet amounts:
Minimum pension obligation
and unfunded liability	$5,044,669	$4,728,286

10.	SHARE-BASED COMPENSATION

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

The aggregate compensation cost recognized in net earnings for stock based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $404,000 and $374,000 for the three months ended March 31, 2007 and 2006, respectively. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the three months ended March 31, 2007 and 2006.

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

A summary of option activity under the plan as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007	137,813	$25.59
Granted	-
Exercised	(21,313)	22.94		$340,103
Forfeited or expired	-	-
Outstanding at March 31, 2007	116,500	$26.08	2.2 years	$1,471,940
Exercisable at March 31, 2007	25,500	$27.85		$282,450

During the three months ended March 31, 2007 and 2006 the Company received $488,958 and $1,358,556 from the exercise of share options and realized tax benefits of approximately $62,000 and $107,000, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $340,103 and $565,102, respectively. Stock compensation expense applicable to stock options for the three months ended March 31, 2007 and 2006 was approximately $113,357 and $113,357, respectively.

A summary of the status of the Company's nonvested shares as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2006	91,000	$25.53
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2007	91,000	$25.53

At March 31, 2007, there was $392,036 of total unrecognized cost related to nonvested stock-based compensation arrangements under the Program. The cost is expected to be recognized over a weighted average period of 1.3 years. There were no options vested during the three months ended March 31, 2007. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2005 and 2006, the Company issued 152,400 and 21,600 class B common shares, respectively, under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. Deferred stock-based compensation expense of $4.2 million associated with unearned shares under this plan as of March 31, 2007, is reported within Stockholders' equity on the Company's consolidated balance sheet. Pretax compensation expense was $290,000 and $261,000 for the three months ended March 31, 2007 and 2006, respectively.

A summary of the activity regarding restricted stock awards under the Program as of December 31, 2006 and for the three months ended March 31, 2007 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Restricted Stock		Award	Contractual	Intrinsic
Awards	Shares	Price	Term	Value

Outstanding at January 1, 2007	167,000	$34.93	3.85 years
Granted	-	-
Awarded	-	-
Forfeited	-	-
Outstanding at March 31, 2007	167,000		-	$623,934
Exercisable at March 31, 2007	-		-	$-

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

Currently the Company believes that substantially all restricted stock awards will vest.

11.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding common shares. As of March 31, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No shares of Class B common stock were repurchased during the three months ended March 31, 2007.

No shares of Class A common stock were repurchased during the three months ended March 31, 2007. During April and May 2007, the Company purchased 36,542 Class A common shares at a cost of approximately $1,369,916 which will reduce the number of Class A common shares outstanding.

12.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2007 and 2006 consists of:

	Three Months Ended
	March 31,
	2007	2006
Net earnings	$4,009,136	$3,997,299
Currency translation adjustment-
net of taxes	358,024	91,879
Increase in unrealized
gain on marketable securities
- net of taxes	4,296,191	2,507,671

Comprehensive income	$8,663,351	$6,596,849

13.	ASSETS HELD FOR SALE

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of March 31, 2007, the Company had also paid or accrued $353,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees, which is included in assets held for sale in the consolidated balance sheets. As these costs are incurred, the Company has capitalized them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $961,049 on the Company's consolidated balance sheet at March 31, 2007 and expects to sell the property before the end of 2007.

14.	NEW FINANCIAL ACCOUNTING STANDARDS

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

15.	LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unnamed damages plus treble damages awarded and demands a trial by jury.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey Corporation v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain surface mount discrete magnetic products made by Halo. The Company is seeking unnamed damages plus interest, costs and attorney fees.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company was also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of March 31, 2007, no amounts have been accrued in connection with these lawsuits, except for the Germany lawsuit, as described above, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006 are summarized below:

	March 31,	December 31,
	2007	2006
Foreign currency translation
adjustment	$1,498,908	$1,140,884
Unrealized holding gain (loss)
on available-for-sale securities
under SFAS No. 115, net of
taxes of $1,829,912 and $(802,797)
as of March 31, 2007 and December 31, 2006	2,986,364	(1,309,827)
Unfunded SERP liability net of taxes
of $(686,000) as of March 31, 2007
and December 31, 2006	(1,646,712)	(1,646,712)

Accumulated other comprehensive
income (loss)	$2,838,560	$(1,815,655)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

The Company had an organic sales increase of $7.2 million or 13.1% for the first quarter of 2007 as compared to the first quarter of 2006.

Gross profit margins were lower during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, principally due to increased costs for raw material such as mosfets, steel, integrated circuits, PBC and petroleum-based products as well as increased transportation costs. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs associated with operating duplicate production lines but cannot attain premium pricing for such products.

On January 1, 2007, the Company implemented FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which resulted in no adjustment in the liability for uncertain tax positions.

During the three months ended March 31, 2007, the Company incurred severance expenses of approximately $225,000; wrote off approximately $122,000 in deferred financing fees related to a credit facility no longer available because of a change in the Company’s banking relationship; incurred stock based compensation expense of $404,000 and incurred less amortization of intangibles compared to the quarter ended March 31, 2006 of $571,000 due to certain intangibles becoming fully amortized.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of geographic reporting units. The estimates of fair value of geographic reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. There can be no assurances that goodwill impairments will not occur in the future. See Note 2 to the Consolidated Financial Statements for further discussion.

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

Our accounting policy for income taxes was recently modified due to the adoption of FIN 48. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the Company terminates a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company. The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified. If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns. The Company has a significant amount of sales with several customers, including one major customer with sales of $11,189,000 (18.1% of net sales) in the first quarter of 2007. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

Results of Operations

The following table sets forth, for the first quarters of 2007 and 2006, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	77.5	73.2
Selling, general and
administrative expenses	15.3	17.2
Casualty loss	-	1.8
Interest expense and other costs	(0.2)	(0.2)
Interest income	1.3	0.9
Earnings before provision
for income taxes	8.3	8.5
Income tax provision	1.8	1.3
Net earnings	6.5	7.2

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's consolidated statements of operations.

Increase (decrease) from
Prior Period
Three Months Ended
March 31, 2007
compared with Three
Months Ended March 31,
2006

Net sales	13.1%

Cost of sales	19.8

Selling, general and
administrative expenses	1.1

Net earnings	0.3

THREE MONTHS ENDED MARCH 31, 2007 VERSUS THREE MONTHS ENDED MARCH 31, 2006

Sales

Net sales increased 13.1% from $54.6 million during the three months ended March 31, 2006 to $61.8 million during the three months ended March 31, 2007. The Company attributes the increase to increased module sales of $7.4 million, offsetting a slight decrease in magnetic sales of $0.2 million, while interconnect and circuit protection sales remained unchanged.

The significant components of the Company's revenues for the three months ended March 31, 2007 were magnetic products of $31.6 million (as compared with $31.8 million during the three months ended March 31, 2006), interconnect products of $11.1 million (as compared with $11.1 million during the three months ended March 31, 2006), module products of $14.8 million (as compared with $7.4 million during the three months ended March 31, 2006), and circuit protection products of $4.3 million (as compared with $4.3 million during the three months ended March 31, 2006.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2006, the Company cannot predict with any degree of certainty sales revenue for 2007. Although the Company's backlog has been stable, the Company feels that this is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements.

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

Cost of sales as a percentage of net sales increased from 73.2% during the three months ended March 31, 2006 to 77.5% during the three months ended March 31, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

•
The Company incurred a 2.6% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs.

•
The Company is currently paying higher wage rates and benefits to its production workers in China, which resulted in a 1.8% increase in direct labor costs as a percentage of net sales. These higher rates and benefits are reflected in the Company’s cost of sales.

•
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $1.7 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 17.2 % during the three months ended March 31, 2006 to 15.3% during the three months ended March 31, 2007. The Company attributes the percentage decrease to increased sales without a corresponding increase in corporate overhead. The increase in selling, general and administrative expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was approximately $105,000.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $321,000 during the three months ended March 31, 2007, as compared to the comparable period in 2006. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense and Other Costs

Interest expense and other costs amounted to $122,000 during the three months ended March 31, 2007 related primarily to the write off of financing expenses incurred in connection with the Company’s credit facility. During the three months ended March 31, 2006, interest and other expenses included $27,000 of amortization of financing expenses related to the Company's credit facility in the United States and $88,000 related to the loss from the sale of marketable securities.

Casualty Loss

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2007 was $1.1 million compared to $0.7 million provision for the three months ended March 31, 2006. The Company's earnings before income taxes for the three months ended March 31, 2007 are approximately $.4 million higher than in 2006. The increased provision in 2007 is principally the result of higher taxable income in the U.S. and an increase in foreign deferred income taxes arising from various temporary differences. During the first quarter of 2006, the Company incurred a $1.0 million casualty loss in the U.S. which reduced U.S. income tax expense.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2007, the Company recognized approximately $92,000 in interest and penalties in the Consolidated Statement of Operations. The Company has approximately $1.5 million accrued for the payment of interest and penalties at March 31, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. The Chinese Renminbi has appreciated in value during 2006. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in China. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in currency exchange (gains) losses of $(2,800) and $41,000 for the three months ended March 31, 2007 and 2006, respectively, which were charged to expense, and approximately $358,000 and $92,000 for the three months ended March 31, 2007 and 2006, respectively, in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar, the Chinese Renminbi or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

In the current quarter the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on June 30, 2008. There was no balance outstanding as of March 31, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at March 31, 2007. This line of credit expires during July 2007. Borrowing on this line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to Company's Consolidated Financial Statements in the Company's 2006 Annual Report on Form 10-K.

The Company completed construction of a 117,000 square foot manufacturing facility, during November 2006, in Zhongshan City, PRC for approximately $1.3 million.

On July 15, 2004, the Company entered into an agreement for the sale of a certain parcel of land located in Jersey City, New Jersey. The sales agreement is subject to a due diligence period by the buyer. The sales agreement expired during January 2006. The buyer and seller are continuing to negotiate about certain environmental matters among themselves and with the State of New Jersey. The seller and buyer are aware that a portion of the property may be subject to tidelands claims by the State of New Jersey. Additionally, the Company is obligated for environmental remediation costs of up to $350,000. As of March 31, 2007, the Company had also paid or accrued $353,000 of legal, site testing and State of New Jersey Environmental Protection Agency Fees. As these costs are incurred, the Company has capitalized them on the Company's consolidated balance sheet as assets held for sale. The Company has classified the asset as held for sale with a net book value of approximately $961,049 on the Company's consolidated balance sheet at March 31, 2007 and expects to sell the property before the end of 2007.

The Company has cumulatively acquired a total of 5,874,919 shares, or approximately 6% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $18.0 million. Toko had a market capitalization of approximately $373 million as of March 31, 2007. These shares are reflected on the Company’s consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2007, the Company has recorded an unrealized gain, net of income tax expense, of approximately $2.7 million which is included in accumulated other comprehensive income in stockholders’ equity. Subsequent to the balance sheet date the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain, net of investment banker fees and other expenses and income taxes of approximately $1.5 million.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts is to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the three months ended March 31, 2007 and 2006, the Company paid approximately $-0- and $178,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding common shares. As of March 31, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No shares of Class B common stock were repurchased during the three months ended March 31, 2007. During April and May 2007, the Company purchased 36,542 Class A common shares at a cost of approximately $1,369,916 which will reduce the number of Class A common shares outstanding.

During the three months ended March 31, 2007, the Company's cash and cash equivalents decreased by $7.7 million reflecting approximately $11.8 million used principally for purchases of marketable securities, $2.8 million for the purchase of property, plant and equipment, and $.6 million for payments of dividends offset, in part, by $6.9 million provided by operating activities (principally as a result of net income of $4 million and depreciation and amortization expense of $1.9 million), and proceeds of $.5 million from the exercise of stock options.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 52.7% and 50.7% of the Company's total assets at March 31, 2007 and December 31, 2006, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.5 to 1 and 4.5 to 1 at March 31, 2007 and December 31, 2006, respectively.

The following table sets forth at March 31, 2007 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below. This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $12.6 million, as of March 31, 2007 due to the uncertain timing of the resolution of such matters.
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$3,095,709	$3,095,709	$-	$-	$-
Operating leases	5,066,711	1,789,440	2,133,695	1,143,576	-
Raw material purchase obligations	16,527,235	16,527,235	-	-	-

Total	$24,689,655	$21,412,384	$2,133,695	$1,143,576	$-

The Company is required to pay SERP obligations at the occurrence of certain events. As of March 31, 2007, the SERP had an unfunded benefit obligation of approximately $1.6 million, net of deferred income tax benefit. The gross unfunded benefit obligation in the amount of $5.0 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet. The unfunded benefit obligation, net of deferred income tax benefits, is included in the accompanying consolidated balance sheet as a component of “Other Comprehensive Income.”

New Financial Accounting Standards

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unnamed damages plus treble damages awarded and demands a trial by jury.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey Corporation v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain surface mount discrete magnetic products made by Halo. The Company is seeking unnamed damages plus interest, costs and attorney fees.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $500,000; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company was also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $500,000 plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time the Court dismissed the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As at March 31, 2006, no amounts have been accrued in connection with these lawsuits, except for the Germany lawsuit, as described above, as the amounts are not determinable.

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

Dated: May 10, 2007

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