Form 10-Q
period 2007-06-30
BEL FUSE INC /NJ
filed 2007-08-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

or

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

_____________________________________________________________
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

☐ Yes  ☒ No

At August 1, 2007, there were 2,626,949 shares of Class A Common Stock, $0.10 par value, outstanding and 9,273,827 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of June 30, 2007
		(unaudited) and December 31, 2006	2-3

		Condensed Consolidated Statements of Operations for the Three and
		Six Months Ended June 30, 2007 and 2006 (unaudited)	4

		Condensed Consolidated Statements of Stockholders' Equity for
		the Year Ended December 31, 2006 and
		the Six Months Ended June 30, 2007 (unaudited)	5-6

		Condensed Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 2007 and 2006 (unaudited)	7-9

		Notes to Condensed Consolidated Financial Statements (unaudited)	10-29

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	30-49

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	50

	Item 4.	Controls and Procedures	51

Part II		Other Information

	Item 1.	Legal Proceedings	52-53

	Item 4.	Submission of Matters to a Vote of Security Holders	53

	Item 6.	Exhibits	54

	Signatures		55

PART I.  Financial Information

Item 1. Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$99,604,067	$76,760,543
Marketable securities	4,592,921	15,576,212
Accounts receivable - less allowance for doubtful
accounts of $912,000 and $1,087,006 at
June 30, 2007 and December 31, 2006, respectively	42,724,499	43,765,750
Inventories	43,995,494	46,297,208
Prepaid expenses and other current
assets	1,509,979	1,382,807
Deferred income taxes	1,463,429	1,665,857
Assets held for sale	4,193,720	848,049

Total Current Assets	198,084,109	186,296,426

Property, plant and equipment - net	40,523,316	44,289,159

Restricted cash	4,500,000	-
Deferred income taxes	5,380,280	3,425,375
Intangible assets - net	1,474,684	1,892,417
Goodwill	28,117,143	28,117,143
Other assets	4,346,216	4,476,990

TOTAL ASSETS	$282,425,748	$268,497,510

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,490,801	$17,244,937
Accrued expenses	12,892,813	12,713,417
Income taxes payable	6,352,909	11,094,107
Dividends payable	559,800	566,583
Total Current Liabilities	35,296,323	41,619,044

Long-term Liabilities:
Deferred gain on sale of property	4,665,015
Liability for uncertain tax positions	5,420,000	-
Minimum pension obligation and
unfunded pension liability	5,206,639	4,728,286
Total Long-term Liabilities	15,291,654	4,728,286

Total Liabilities	50,587,977	46,347,330

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value,
authorized 1,000,000 shares;
none issued	-	-
Class A common stock, par value
$.10 per share - authorized
10,000,000 shares; outstanding
2,635,651 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	263,565	270,268
Class B common stock, par value
$.10 per share - authorized
30,000,000 shares; outstanding 9,271,827
and 9,167,665 shares, respectively
(net of 3,218,310 treasury shares)	927,183	916,767
Additional paid-in capital	31,174,153	31,826,046
Retained earnings	200,001,875	190,952,754
Accumulated other comprehensive
(loss)	(529,005)	(1,815,655)
Total Stockholders' Equity	231,837,771	222,150,180

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$282,425,748	$268,497,510

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	$123,418,921	$121,100,346	$61,612,245	$66,474,098

Costs and expenses:
Cost of sales	96,489,901	90,248,564	48,598,575	50,261,675
Selling, general and administrative	18,661,047	19,610,167	9,178,527	10,232,982
Gain on sale of property, plant and equipment	(879,804)	-	(879,804)	-
Casualty loss	-	1,097,271	-	133,480
	114,271,144	110,956,002	56,897,298	60,628,137

Income from operations	9,147,777	10,144,344	4,714,947	5,845,961
Interest expense and other costs	(123,463)	(44,386)	(1,526)	(17,186)
Gain on sale of marketable securities - net	2,507,868	5,151,039	2,507,868	5,239,519
Interest income	1,835,939	1,173,758	1,002,696	661,162

Earnings before provision for income taxes	13,368,121	16,424,755	8,223,985	11,729,456
Income tax provision	3,201,000	3,664,000	2,066,000	2,966,000

Net earnings	$10,167,121	$12,760,755	$6,157,985	$8,763,456

Earnings per share (2006, as restated, see Note 1)
Earnings per Class A common share
Basic	$0.81	$1.03	$0.49	$0.71
Diluted	$0.81	$1.03	$0.49	$0.71

Weighted average Class A common shares
outstanding - basic	2,682,400	2,702,677	2,661,589	2,702,677
Weighted average Class A common shares
outstanding - diluted	2,682,400	2,702,677	2,661,589	2,702,677

Earnings per Class B common share
Basic	$0.87	$1.10	$0.52	$0.75
Diluted	$0.86	$1.09	$0.52	$0.75

Weighted average Class B common shares
outstanding - basic	9,203,547	9,065,990	9,233,397	9,093,807
Weighted average Class B common shares
outstanding - diluted	9,234,319	9,127,208	9,261,587	9,142,582

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Total	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Stock- Based Compensation
Balance, January 1, 2006	$201,576,549		$167,991,188	$4,262,867	$270,268	$901,327	$31,713,608	$(3,562,709)

Exercise of stock options	3,186,587					13,280	3,173,307
Tax benefits arising from the disposition of non-qualified incentive stock options	336,456						336,456	-
Cash dividends declared on Class A common stock	(430,940)		(430,940)
Cash dividends declared on Class B common stock	(1,810,847)		(1,810,847)
Issuance of restricted common stock	-					2,160	(2,160)
Deferred stock-based compensation	(1,403,157)						(1,403,157)	-
Currency translation adjustment	387,822	$387,822		387,822
Change in unrealized gain or loss on marketable securities -net of taxes	(4,819,632)	(4,819,632)		(4,819,632)
Stock-based compensation expense	1,570,701						1,570,701	-
Adoption of SFAS No. 123 (R)	-						(3,562,709)	3,562,709
Unfunded SERP liability-net of taxes upon adoption of SFAS No. 158	(1,646,712)			(1,646,712)
Net earnings	25,203,353	25,203,353	25,203,353
Comprehensive income		$20,771,543

Balance, December 31, 2006	222,150,180		190,952,754	(1,815,655)	270,268	916,767	31,826,046	-

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Total	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital
Exercise of stock options	1,034,251					4,456	1,029,795
Tax benefits arising from the disposition of non-qualified incentive stock options	124,039						124,039
Cash dividends declared on Class A common stock	(215,470)		(215,470)
Cash dividends declared on Class B common stock	(902,530)		(902,530)
Currency translation adjustment	333,820	$333,820		333,820
Change in unrealized gain or loss on marketable securities -net of taxes	952,830	952,830		952,830
Issuance of restricted common stock	-					7,420	(7,420)
Termination of restricted common stock	-					(1,460)	1,460
Repurchase/retirement of Class A common stock	(2,477,454)				(6,703)		(2,470,751)
Stock-based compensation expense	670,984						670,984
Net earnings	10,167,121	10,167,121	10,167,121
Comprehensive income		$11,453,771

Balance, June 30, 2007	$231,837,771		$200,001,875	$(529,005)	$263,565	$927,183	$31,174,153

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating
activities:
Net earnings	$10,167,121	$12,760,755
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization	3,850,398	4,775,968
Casualty loss	-	1,097,271
Stock-based compensation	682,710	790,960
Excess tax benefits from share-based
payment arrangements	(124,039)	(112,345)
Gain on sale of marketable securities	(2,507,868)	(5,151,039)
Gain on sale of property, plant
and equipment	(879,804)	-
Other	478,353	441,869
Deferred income taxes	(2,426,000)	(548,000)
Changes in operating assets
and liabilities	2,557,408	(5,367,143)
Net Cash Provided by
Operating Activities	11,798,279	8,688,296

Cash flows from investing activities:
Purchase of property, plant
and equipment	(4,483,357)	(4,333,017)
Purchase of marketable
securities	(11,801,386)	(729,088)
Payment for acquisitions - net of
cash acquired	-	(2,692,974)
Proceeds from sale of
marketable securities	27,498,919	24,489,966
Proceeds from sale of property, plant
and equipment	2,192,103	-
Net Cash Provided by
Investing Activities	13,406,279	16,734,887

See notes to condensed consolidated consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from financing
activities:
Proceeds from exercise of
stock options	1,034,251	1,887,037
Dividends paid to common
shareholders	(1,124,789)	(1,104,078)
Purchase and retire of Class A common stock	(2,477,454)	-
Excess tax benefits from share-based
payment arrangements	124,039	112,345
Net Cash (Used In) Provided By
Financing Activities	(2,443,953)	895,304

Effect of exchange rate changes on cash	82,919	130,150

Net Increase in
Cash and Cash Equivalents	22,843,524	26,448,637
Cash and Cash Equivalents
- beginning of period	76,760,543	51,997,634
Cash and Cash Equivalents
- end of period	$99,604,067	$78,446,271

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts
receivable	$1,157,723	$(7,931,062)
Decrease (increase) in inventories	2,336,755	(5,853,897)
Increase in prepaid expenses and other
current assets	(127,172)	(1,213,199)
(Increase) decrease in other assets	(680,743)	(359,959)
(Decrease) increase in accounts payable	(1,759,018)	5,193,397
Increase in income taxes payable	802,841	2,573,495
Increase in accrued expenses	827,022	2,224,082
	$2,557,408	$(5,367,143)

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Supplementary information:
Cash paid during the quarter for:
Income taxes	$4,757,000	$1,240,000
Interest	$-	$44,000

Details of acquisitions:
Intangibles	$-	$446,571
Goodwill	-	2,000,000
Acquisition costs	-	2,446,571

Less: Amounts paid on acquisition payment	-	514,403
Amounts accrued	-	(268,000)
Cash paid for acquisitions	$-	$2,692,974

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three and six months ended June 30, 2007 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

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

PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2007 and December 31, 2006, cash equivalents approximated $50,055,000 and $35,843,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency losses were $28,000 and $203,000 for the six months ended June 30, 2007 and 2006, and $7,000 and $245,000 for the three months ended June 30, 2007 and 2006, respectively, and have been included in the condensed consolidated statements of operations.

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

The Company typically has a twelve-month warranty policy for workmanship defects. During the three months ended June 30, 2007, the Company established a warranty accrual related to certain defective parts sold to a customer primarily within the same quarter, which the Company is replacing, in the amount of approximately $1.2 million, which includes a $.4 million inventory write off of inventory on hand. Such accrual has been classified within cost of sales. As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

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

GOODWILL - The Company tests goodwill for impairment annually (in the fourth quarter), using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

The principal items giving rise to deferred taxes are unrealized gains/losses on unrealized property sales and marketable securities available for sale, foreign tax credits, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including the SERP which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

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

During the six months ended June 30, 2007 and 2006, the Company issued 74,200 and 152,400 class B common shares, respectively, under a restricted stock plan to various employees and directors. For additional information regarding the accounting treatment and effect on the Condensed Consolidated Financial Statements see Note 10 of Notes to the Condensed Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the six months ended June 30, 2007 and 2006 amounted to $3.1 million and $3.5 million, respectively, and for the three months ended June 30, 2007 and 2006 amounted to $1.6 million and $1.6 million, respectively.

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

CASUALTY LOSS - During February 2006, the Company incurred a $1.1 million pre-tax casualty loss primarily for raw materials destroyed by a fire at the Company's leased manufacturing facility in the Dominican Republic.

EARNINGS PER SHARE (RESTATED) - Subsequent to the issuance of its Condensed Consolidated Financial Statements for the quarter ended September 30, 2006, the Company determined that the method it uses to report earnings per share should utilize the two-class method, displaying earnings per share separately for both Class A and Class B common stock, rather than only one class as previously reported. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated actual dividends declared to Class A and Class B based on amounts actually declared. In computing earnings per share, 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Previously, all shareholders were assumed to share in the earnings equally. As a result, the earnings per share disclosures in the accompanying Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2006, have been restated to reflect the two-class method of computing earnings per share. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

Restatement of Earnings Per Share

	As Previously
Six Months Ended June 30, 2006	Reported	As Restated
Basic	$1.08
Diluted	$1.08
Class A - Basic		$1.03
Class B- Basic		$1.10
Class A- Diluted		$1.03
Class B - Diluted		$1.09

Three Months Ended June 30, 2006	Reported	As Restated
Basic	$0.74
Diluted	$0.74
Class A - Basic		$0.71
Class B- Basic		$0.75
Class A- Diluted		$0.71
Class B - Diluted		$0.75

The previously reported weighted average shares outstanding for the six and three months ended June 30, 2006 were as follows:
	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2006	2006
Basic	11,768,667	11,796,484
Diluted	11,829,885	11,845,259

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share for Class A and Class B common shares for the six and three months ended June 30, 2007 and 2006.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Class A Common Shares
Weighted average shares outstanding - basic	2,682,400	2,702,677	2,661,589	2,702,677

Dilutive impact of stock options and
unvested restricted stock awards	-	-	-	-

Weighted average shares oustanding - diluted	2,682,400	2,702,677	2,661,589	2,702,677

Class B Common Shares
Weighted average shares outstanding - basic	9,203,547	9,065,990	9,233,397	9,093,807

Dilutive impact of stock options and
unvested restricted stock awards	30,772	61,218	28,190	48,775

Weighted average shares oustanding - diluted	9,234,319	9,127,208	9,261,587	9,142,582

During the quarter ended June 30, 2007 and 2006, 14,000 outstanding options were not included in the foregoing computations for Class B common shares because they were antidilutive.

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $418,000 and $1,299,000 for the six months ended June 30, 2007 and 2006, respectively, and $194,000 and $504,000 for the three months ended June 30, 2007 and 2006, respectively.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts was to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the six and three months ended June 30, 2006, the Company paid or accrued approximately $447,000 and $268,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

3. MARKETABLE SECURITIES

The Company currently owns a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $240 million as of June 30, 2007. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of June 30, 2007, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $.7 million which is included in accumulated other comprehensive income (loss) in stockholders’ equity. During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $.8 million. The Company accrued bonuses of $500,000 in connection with this gain which will be paid by December 31, 2007. For financial statement purposes approximately $360,000 and $140,000 has been classified within cost of sales and selling, general and administrative expenses, respectively.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement purposes approximately $300,000 and $700,000 has been classified within cost of sales and selling, general and administrative expenses, respectively, and was paid to key employees by December 31, 2006.

At June 30, 2007 and December 31, 2006, respectively, marketable securities have a cost of approximately $5,658,000 and $18,031,000, an estimated fair value of approximately $4,593,000 and $15,576,000 and gross unrealized losses of approximately $(1,065,000) and $(2,455,000). Such unrealized losses are included, net of tax, in accumulated other comprehensive income. The Company had no realized losses for the six months ended June 30, 2007 and $88,000 of realized losses for the six months ended June 30, 2006. Included in other assets at June 30, 2007 and December 31, 2006 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $3,420,000 and an estimated fair value of approximately $3,907,000 at June 30, 2007 and $3,766,000 at December 31, 2006. Such unrealized net gains are included, net of tax, in other comprehensive income (loss).

4. INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$23,195,804	$24,374,438
Work in progress	3,586,486	3,531,148
Finished goods	17,213,204	18,391,622
	$43,995,494	$46,297,208

5. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total segment revenues
North America	$39,167,795	$39,531,004	$20,737,267	$21,036,118
Asia	88,264,093	88,243,885	42,227,628	49,338,286
Europe	17,901,465	13,355,532	8,767,312	7,670,699
Total segment revenues	145,333,353	141,130,421	71,732,207	78,045,103
Reconciling items:
Intersegment revenues	(21,914,432)	(20,030,075)	(10,119,962)	(11,571,005)
Net sales	$123,418,921	$121,100,346	$61,612,245	$66,474,098

Income (loss) from Operations:
North America	$2,110,649	$(19,078)	$1,008,638	$874,823
Asia	6,387,378	9,705,590	3,230,627	4,865,271
Europe	649,750	457,832	475,682	105,867
	$9,147,777	$10,144,344	$4,714,947	$5,845,961

6.	DEBT

Short-term debt

During the first quarter of 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of June 30, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of June 30, 2007. The line of credit expired July 31, 2007. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended. The Company is currently negotiating an extension to this line of credit.

Included in interest expense for the six months ended June 30, 2007 is the write-off of approximately $122,000 of previously unamortized deferred financing charges in connection with a credit facility that has been superseded.

7.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), on January 1, 2007. Although the implementation of FIN 48 did not impact the amount of the Company’s liabilities for uncertain tax positions, approximately $5.4 million of the Company’s liability for uncertain tax positions was reclassified to non-current liabilities.

The Company has approximately $11.6 million of liabilities for uncertain tax positions all of which, if recognized, would reduce the Company’s effective tax rate.

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

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the year 2000 and issued a notice of additional assessment during the first quarter of 2007 and demand for tax in the amount of $1.4 million. This was paid during May 2007. There is no interest or penalties in connection with this assessment. The IRD has proposed certain adjustments to the Company’s offshore income tax claim position and is proposing tax adjustments for the years 2001 through 2005 in the net amount of $2.8 million. Management has evaluated these adjustments and agrees with the IRD. The Company’s estimate of the tax has been accrued as a component of the Company’s liability for uncertain tax positions.

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statue of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2007. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. It is not possible to estimate the effect of changes, if any, that will occur to previously recorded uncertain tax positions over the next year.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six and three months ended June 30, 2007, the Company recognized approximately $237,000 and $145,000 in interest and penalties in the Condensed Consolidated Statement of Operations. The Company has approximately $1.7 million accrued for the payment of interest and penalties at June 30, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheet.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006
Sales commissions	$1,556,896	$1,715,816
Subcontracting labor	1,797,414	2,032,763
Deposits on future sale of properties	1,751,113
Salaries, bonuses and
related benefits	3,168,000	4,147,135
Other	4,619,390	4,817,703
	$12,892,813	$12,713,417

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the six months ended June 30, 2007 and 2006 amounted to approximately, $289,000 and $280,000, respectively. The expense for the three months ended June 30, 2007 and 2006 amounted to approximately $119,000 and $144,000, respectively. As of June 30, 2007, the plans owned 17,200 and 143,695 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the six months ended June 30, 2007 and 2006 amounted to approximately $202,000 and $351,000, respectively. The expense for the three months ended June 30, 2007 and 2006 amounted to approximately $95,000 and $169,000, respectively. As of June 30, 2007, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The components of SERP expense are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$287,000	$486,000	$147,000	$173,000
Interest cost	54,000	96,000	27,000	35,000
Amortization of adjustments	42,000	58,000	24,000	18,000
Total SERP expense	$383,000	$640,000	$198,000	$226,000

	June 30,	December 31,
	2007	2006
Balance sheet amounts:
Minimum pension obligation
and unfunded liability	$5,206,639	$4,728,286
Accumulated other comprehensive
income (loss)	1,646,712	1,646,712

10. SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (R) "Share-Based Payment" requiring the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of its employee share-based options and awards. SFAS No. 123 (R) revises SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The aggregate pretax compensation cost recognized in net earnings for stock based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $683,000 and $790,000 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006 the aggregate compensation cost recognized in net earnings amounted to $279,000 and $409,000. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the six months ended June 30, 2007 and 2006.

Under the provisions of SFAS 123 (R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in "Deferred compensation" in the Condensed Consolidated Balance Sheet was reversed to zero.

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
A summary of option activity under the plan as of June 30, 2007 and January 1, 2007 and changes during the six months ended June 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2007	137,813	$25.59
Granted	-
Exercised	(44,563)	23.21		$665,826
Forfeited or expired	(1,500)	18.89
Outstanding at June 30, 2007	91,750	$26.86	2.0	$699,685
Exercisable at June 30, 2007	54,750	$24.11	1.6	$563,785

During the six months ended June 30, 2007 and 2006, the Company received $1,034,251 and $1,887,037 from the exercise of stock options and realized tax benefits of approximately $124,000 and $112,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $665,826 and $696,879, respectively. Stock compensation expense applicable to stock options for the six months and three months ended June 30, 2007 and 2006 was approximately $123,000 and $226,000 for the three months and six months ended June 30, 2007 and $33,000 and $113,000 for the three months and six months ended June 30, 2006, respectively.

A summary of the status of the Company's nonvested shares as of December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2006	91,000	$25.53
Granted	-	-
Vested	(52,500)	21.92
Forfeited	(1,500)	18.89
Nonvested at June 30, 2007	37,000	$30.92

At June 30, 2007, there was $32,000 of total unrecognized cost related to nonvested stock-based compensation arrangements under the Program. The cost is expected to be recognized over a weighted average period of 1 year. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2007 and 2006, the Company issued 74,200 and 152,400 class B common shares, respectively, under a restricted stock plan to various employees and directors. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. Deferred stock-based compensation expense of $6.4 million associated with unearned shares under this plan as of June 30, 2007, is reported within Stockholders' equity on the Company's condensed consolidated balance sheet. Pretax compensation expense was $560,000 and $564,000 for the six months ended June 30, 2007 and 2006, respectively and $270,000 and $303,000 for the three months ended June 30, 2007 and 2006, respectively.

A summary of the activity regarding restricted stock awards under the Program as of January 1, 2007 and for the six months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term
Outstanding at January 1, 2007	167,000	$34.93	3.85 years
Granted	74,200	36.40
Awarded	-	-
Forfeited	(8,800)	36.97
Outstanding at June 30, 2007	232,400	35.35	3.81 years
Exercisable at June 30, 2007	-		-

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

Currently the Company believes that substantially all Restricted Stock Awards will vest.

11. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding common shares. As of June 30, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No shares of Class B common stock were repurchased during the six and three months ended June 30, 2007.

As of June 30, 2007, the Company had purchased and retired 67,026 Class A common shares at a cost of approximately $2.5 million, which reduced the number of Class A common shares outstanding. All such shares were purchased during the quarter ended June 30, 2007. During July and August 2007, the Company purchased 8,702 additional Class A common shares at a cost of $290,659 which will reduce the number of Class A common shares outstanding.

During July 2007, the Board of Directors of the Company authorized to increase the dividends $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment.

12. COMPREHENSIVE INCOME

Comprehensive income for the six and three months ended June 30, 2007 and 2006 consists of:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$10,167,121	$12,760,755	$6,157,985	$8,763,456
Currency translation adjustment	333,820	204,968	(24,204)	113,089
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	952,830	(3,024,527)	(3,343,361)	(5,532,198)

Comprehensive income	$11,453,771	$9,941,196	$2,790,420	$3,344,347

13. ASSETS SOLD AND HELD FOR SALE

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6,000,000. The Company estimates that approximately $760,000 of the proceeds will be payable to the State of New Jersey as a portion of the property is subject to tideland claims. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.5 million is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $390,000. The Company has agreed to indemnify the title insurance company for the entire $6.0 million selling price of the property for any possible title claim by the State of New Jersey. The Company has deferred the estimated gain on the sale of the land before deduction of the estimated tideland claim payment of $760,000, in the amount of $4.7 million, due to the uncertainty of the final resolution of the State of New Jersey tideland Claim. The escrow of $4.5 million has been classified in restricted cash and the deferred gain of $4.7 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of June 30, 2007. Addtionally, the Company realized a $.9 million gain from the sale of property in Hong Kong during the six months ended June 30, 2007.

During the quarter ended June 30, 2007, two of the Company’s Far East subsidiaries entered into contracts to sell four real estate properties, one in Hong Kong and three in Macau with a gross selling price of $9.2 million. The Company has classified these assets as held for sale with a net book value of approximately $4.2 million on the Company’s condensed consolidated balance sheet at June 30, 2007 and expects to sell the properties by the fourth quarter of 2007.

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

15. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unspecified damages, which it claims should be trebled.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey Corporation v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain surface mount discrete magnetic products made by Halo. The Company is seeking unspecified damages plus interest, costs and attorney fees.

The Company and two of its officers are defendants in a wrongful termination lawsuit brought in the District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. During July 2007, this lawsuit was settled for approximately $466,000. The Company had provided for this liability in its financial statements prior to the settlement.

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

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's condensed consolidated financial condition or results of operations. As of June 30, 2007, no amounts have been accrued in connection with these lawsuits, except for the Germany lawsuit, as described above, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's condensed consolidated financial condition or results of operations.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of June 30, 2007 and December 31, 2006 are summarized below:

	June 30,	December 31,
	2007	2006
Foreign currency translation
adjustment	$1,474,704	$1,140,884
Unrealized holding (loss)
on available-for-sale securities
under SFAS No. 115, net of
taxes of $(219,657) and $(802,797)
as of June 30, 2007 and December 31, 2006	(356,997)	(1,309,827)
Unfunded SERP liability net of taxes
of $(686,000) as of June 30, 2007
and December 31, 2006	(1,646,712)	(1,646,712)

Accumulated other comprehensive loss	$(529,005)	$(1,815,655)

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

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products and an increased wage structure in the Far East have contributed to increases in manufacturing costs. Effective September 1, 2006, local People's Republic of China ("PRC") authorities implemented a new revised standard work week, and new minimum wages and overtime rates, for areas where our factories are located.

The Company’s sales increased by $2.3 million or 1.9% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The Company’s sales decreased by $4.9 million or 7.3% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decline reflected revenue decreases in sales of magnetics and interconnect products, as the Company exited from certain low margin business.

Gross profit margins were lower during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, principally due to increased costs for raw material such as mosfets, steel, integrated circuits, PBC and petroleum-based products, increased transportation costs and a warranty reserve and related inventory write-off in the amount of $1.2 million during the quarter ended June 30, 2007. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs associated with operating duplicate production lines but cannot attain premium pricing for such products.

On January 1, 2007, the Company implemented FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which resulted in no adjustment in the liability for uncertain tax positions.

During the six months ended June 30, 2007, the Company incurred severance and related expenses of approximately $269,000; wrote off approximately $122,000 in deferred financing fees related to a credit facility no longer available because of a change in the Company’s banking relationship; incurred stock based compensation expense of $683,000, accrued $237,000 of interest and penalties in connection with uncertain tax positions; and incurred $881,000 less amortization of intangibles compared to the six months ended June 30, 2006 due to certain intangibles becoming fully amortized. Additionally, the Company realized a pretax gain from the sale of real estate in the amount of $.9 million and a pretax gain from the sale of Toko common shares in the amount of $2.5 million.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of geographic reporting units. The estimates of fair value of geographic reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. There can be no assurances that goodwill impairments will not occur in the future. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the Company terminates a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company. The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified. If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns. The Company has a significant amount of sales with several customers. However, no one customer represented 10% or more of sales during the six months ended June 30, 2007. The loss of any substantial customer could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.2	74.5	78.9	75.6
Selling, general and
administrative expenses	15.1	16.2	14.9	15.4
Gain on sale of property, plant and
equipment	0.7	-	1.4	-
Casualty loss	-	0.9	-	0.2
Interest income and interest
and financing expense	1.4	0.9	1.6	1.0
Gain on sale of property and
marketable securities	2.0	4.3	4.1	7.9
Earnings before provision
for income taxes	10.8	13.6	13.3	17.6
Income tax provision	2.6	3.0	3.4	4.5
Net earnings	8.2	10.5	10.0	13.2

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from Prior Period	(Decrease) from Prior Period
	Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006	Three Months Ended June 30, 2007 compared with Three Months Ended June 30, 2006
Net sales	1.9%	(7.3)%

Cost of sales	6.9	(3.3)

Selling, general and
administrative expenses	(4.8)	(10.3)

Net earnings	(20.3)	(29.7)

SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JUNE 30, 2006

Sales

Net sales increased 1.9% from $121.1 million during the six months ended June 30, 2006 to $123.4 million during the six months ended June 30, 2007. The Company attributes the increase to increased module sales of $11.2 million, offset by a decrease in magnetic sales of $7.5 million, a decrease in interconnect sales of $1.3 million and a decrease in circuit protection sales of $.1 million. The decreases reflect determinations by the Company to exit lower margin business.

The significant components of the Company's revenues for the six months ended June 30, 2007 were magnetic products of $61.3 million (as compared with $68.8 million during the six months ended June 30, 2006), interconnect products of $22.1 million (as compared with $23.4 million during the six months ended June 30, 2006), module products of $30.6 million (as compared with $19.4 million during the six months ended June 30, 2006), and circuit protection products of $9.4 million (as compared with $9.5 million during the six months ended June 30, 2006.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2006, the Company cannot predict with any degree of certainty sales revenue for 2007. Although the Company's backlog has been stable, the Company feels that such backlog is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements.

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

Cost of sales as a percentage of net sales increased from 74.5% during the six months ended June 30, 2006 to 78.2% during the six months ended June 30, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

•	The Company established a $1.2 million warranty accrual for a defective part, including a $.4 million inventory write-off of materials on hand related to this matter which are deemed to be unusable.

•
The Company incurred a 3.3% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs. Since the majority of the manufacturing is conducted in the Far East the increased material costs negatively impact the operating profits in the Far East.

•	The Company is currently paying higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales.

•
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $3.1 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 16.2% during the six months ended June 30, 2006 to 15.1% during the six months ended June 30, 2007. The Company attributes the percentage decrease to increased sales and a decrease in selling, general and administrative expense. The decrease in selling, general and administrative expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was approximately $.9 million. The decrease is principally attributed to a decrease of bonus accruals of $.7 million and amortization of intangibles of $.8 million partially offset by increased professional fees of $.4 million. The decrease in amortization is principally attributable to lower amortization of intangibles due to certain intangibles becoming fully amortized. The increase in professional fees is principally attributable to increased legal fees in connection with various lawsuits in which the Company is involved.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $.7 million during the six months ended June 30, 2007, as compared to the comparable period in 2006. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense and Other Costs

Interest expense and other costs amounted to $123,000 during the six months ended June 30, 2007, related primarily to the write off of financing expenses incurred in connection with the Company’s credit facility. During the six months ended June 30, 2006, interest and other expenses included $44,000 of amortization of financing expenses related to the Company's credit facility in the United States.

Sale of Marketable Securities and Property

During the six months ended June 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million and the sale of real estate in Hong Kong in the amount of $.9 million. During the six months ended June 30, 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

Casualty Loss

During 2006, the Company incurred a $1.1 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2007 was $3.2 million compared to a $3.7 million provision for the six months ended June 30, 2006. The Company's earnings before income taxes for the six months ended June 30, 2007 are approximately $3.1 million lower than in 2006. The Company’s effective tax rate, the income tax provision as of percent of earnings before provision for income taxes, was 23.9% and 22.3% for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase is principally attributed to higher U.S. taxable income as a percentage of condensed consolidated taxable income and lower Far East taxable income for the six months ended June 30, 2007 compared to June 30, 2006. During the first quarter of 2006, the Company incurred a $1.1 million casualty loss in the U.S. which reduced U.S. income tax expense.

The Company conducts manufacturing activities in the Far East. More specifically, the Company has the majority of its products manufactured on the mainland of the People’s Republic of China (“PRC”), Hong Kong and Macao and has not been subject to corporate income tax in the PRC. The Company's activities in Hong Kong have generally consisted of administration, quality control and accounting, as well as some limited manufacturing activities. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2007, the Company recognized approximately $237,000 in interest and penalties in the condensed Consolidated Statement of Operations. The Company has approximately $1.7 million accrued for the payment of interest and penalties at June 30, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheet.

THREE MONTHS ENDED JUNE 30, 2007 VERSUS THREE MONTHS ENDED JUNE 30, 2006

Sales

Net sales decreased 7.3% from $66.5 million during the three months ended June 30, 2006 to $61.6 million during the three months ended June 30, 2007. The Company attributes the decrease to decreased magnetic sales of $7.1 million, decreased interconnect sales of $1.3 million and decreased circuit protection sales of $.3 million offset in part by an increase in module sales of $3.8 million. The decreases reflect determinations by the Company to exit lower margin business.

The significant components of the Company's revenues for the three months ended June 30, 2007 were magnetic products of $29.8 million (as compared with $36.9 million during the three months ended June 30, 2006), interconnect products of $11.0 million (as compared with $12.3 million during the three months ended June 30, 2006), module products of $15.8 million (as compared with $12.0 million during the three months ended June 30, 2006), and circuit protection products of $5.0 million (as compared with $5.3 million during the three months ended June 30, 2006.)

 Cost of Sales

Cost of sales as a percentage of net sales increased from 75.6% during the three months ended June 30, 2006 to 78.9% during the three months ended June 30, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

•	The Company established a $1.2 million warranty accrual for a defective part, including a $.4 million inventory write-off of materials on hand related to this matter which are deemed to be unusable.

•	The Company’s material costs as a percentage of net sales remained constant during the quarter ended June 30, 2007 versus June 30, 2006.

•	The Company is currently paying higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales.

•
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $1.6 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.4 % during the three months ended June 30, 2006 to 14.9% during the three months ended June 30, 2007. The decrease in selling, general and administrative expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was approximately $1.1 million. The decreases are principally related to the same reasons as outlined in the six month analysis.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $.3 million during the three months ended June 30, 2007, as compared to the comparable period in 2006. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Sale of Marketable Securities and Property

During the three months ended June 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million and the sale of real property in Hong Kong in the amount of $.9 million. During the three months ended June 30, 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2007 was $2.1 million compared to a $3.0 million provision for the three months ended June 30, 2006. The Company's earnings before income taxes for the three months ended June 30, 2007 are approximately $3.5 million lower than the same period in 2006. The lower provision in 2007 is the result of lower taxable income in the U.S. principally due to lower capital gains from the sale of marketable securities of $2.7 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and lower income from operations offset in part by a tax free sale of real property in Hong Kong during the three months ended June 30, 2007.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended June 30, 2007, the Company recognized approximately $145,000 in interest and penalties in the Condensed Consolidated Statement of Operations.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. The Chinese Renminbi has appreciated in value during 2007 and 2006. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in China. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in realized currency exchange losses of $28,000 and $203,000 for the six months ended June 30, 2007 and 2006, respectively, which were charged to expense, and approximately $334,000 and $205,000 for the six months ended June 30, 2007 and 2006, respectively, in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar or the Macao Pataca could have a material effect on the Company's condensed consolidated financial position or results of operations.

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

During the quarter ended March 31, 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on June 30, 2008. There was no balance outstanding as of June 30, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at June 30, 2007. The line of credit expired during July 2007. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended. The Company is currently negotiating an extension of this line of credit.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's 2006 Annual Report on Form 10-K.

The Company completed construction of a 117,000 square foot manufacturing facility, during November 2006, in Zhongshan City, PRC for approximately $1.3 million.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6,000,000. The Company estimates that approximately $760,000 of the proceeds will be payable to the State of New Jersey as a portion of the property is subject to tideland claims. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.5 million is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $390,000. The Company has agreed to indemnify the title insurance company for the entire $6.0 million selling price of the property for any possible title claim by the State of New Jersey. The Company has deferred the estimated gain on the sale of the land before deduction of the estimated tideland claim payment of $760,000, in the amount of $4.7 million, due to the uncertainty of the final resolution of the State of New Jersey tideland Claim. The escrow of $4.5 million has been classified in restricted cash and the deferred gain of $4.7 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of June 30, 2007. Additionally, the Company realized a $.9 million gain from the sale of real property in Hong Kong during the six months ended June 30, 2007.

During the quarter ended June 30, 2007, two of the Company’s Far East subsidiaries entered into contracts to sell four real estate properties, one in Hong Kong and three in Macau with a gross selling price of $9.2 million. The Company has classified these assets as held for sale with a net book value of approximately $4.2 million on the Company’s condensed consolidated balance sheet at June 30, 2007 and expects to sell the properties by the fourth quarter of 2007.

The Company currently owns a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $5.6 million. Toko had a market capitalization of approximately $240 million as of June 30, 2007. These shares are reflected on the Company’s condensed consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of June 30, 2007, the Company has recorded an unrealized loss, net of income tax benefit of approximately $.7 million which is included in accumulated other comprehensive income in stockholders’ equity. During the three months ended June 30, 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a pre-tax gain, net of investment banker fees and other expenses of approximately $2.5 million.

The Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16,331,469. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $850,000. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement presentation purposes, the $1.0 million bonus was classified within selling, general and administrative expenses and was paid to key employees by December 31, 2006.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts is to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the six and three months ended June 30, 2006, the Company paid or accrued approximately $447,000 and $268,000, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of June 30, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding and had purchased and retired 67,026 Class A common shares at a cost of approximately $2.5 million which reduced the number of Class A common shares outstanding. During July and August 2007, the Company purchased 8,702 additional Class A common shares at a cost of $290,659 which will reduce the number of Class A common shares outstanding. No shares of Class B common stock were repurchased during the six months ended June 30, 2007 and 67,026 Class A shares were repurchased during the six months ended June 30, 2007.

During July 2007, the Board of Directors of the Company approved an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment. Such amounts are subject to change, and will be recorded when declared by the Board of Directors.

During the six months ended June 30, 2007, the Company's cash and cash equivalents increased by $22.8 million, reflecting approximately $11.8 million provided by operating activities (principally as a result of net income of $10.2 million and depreciation and amortization expense of $3.9 million), $27.5 million from the sale of marketable securities, $2.2 million from the sale of property, plant and equipment, proceeds of $1.0 million from the exercise of stock options and $4.7 million from the deferred gain on the sale of property offset, in part, by $11.8 million used principally for purchases of marketable securities, $4.5 million for the purchase of property, plant and equipment, $4.5 million of restricted cash (escrow) from the deferred gain on the sale of property, $2.5 million for the repurchase of the Company’s common stock and $1.1 million for payments of dividends.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 52.0% and 50.7% of the Company's total assets at June 30, 2007 and December 31, 2006, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.6 to 1 and 4.5 to 1 at June 30, 2007 and December 31, 2006, respectively.

The following table sets forth at June 30, 2007 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below. This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $6.2 million included in income taxes payable and $5.4 million included in liability for uncertain tax positions, as of June 30, 2007 due to the uncertain timing of the resolution of such matters.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure obligations	$2,842,993	$2,842,993	$-	$-	$-
Operating leases	5,171,302	1,756,697	2,200,285	1,214,320	-
Raw material purchase obligations	14,107,797	14,107,797	-	-	-

Total	$22,122,092	$18,707,487	$2,200,285	$1,214,320	$-

The Company is required to pay SERP obligations at the occurrence of certain events. As of June 30, 2007, the SERP had an unfunded benefit obligation of approximately $1.6 million, net of deferred income tax benefit. The gross minimum pension obligation and unfunded benefit obligation in the amount of $5.2 million is included in long-term liabilities as an unfunded pension obligation on the Company’s condensed consolidated balance sheet. Included in other assets at June 30, 2007 are marketable securities with an estimated value of $3.9 million, which have been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

The Company believes that a change in interest rates of 1% or 2% would not have a material effect on the Company's condensed consolidated statement of operations or balance sheet.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unspecified damages, which it claims should be trebled.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc., a New Jersey Corporation v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain surface mount discrete magnetic products made by Halo. The Company is seeking unspecified damages plus interest, costs and attorney fees.

The Company and two of its officers are defendants in a wrongful termination lawsuit brought in the District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. During July 2007, this lawsuit was settled for approximately $466,000. The Company had provided for this liability in its financial statements prior to the settlement.

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

The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As at June 30, 2007, no amounts have been accrued in connection with these lawsuits, except for the Germany lawsuit, as described above, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of security holders was held on May 11, 2007. At the meeting the Board’s nominees were elected to the Board of Directors for terms of three years. The votes were cast as follows:

	For	Withheld
Daniel Bernstein	1,598,270	394,919
Peter Gilbert	1,836,669	156,520
John Johnson	1,836,669	156,520

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn, Vice President of Finance

Dated: August 9, 2007