Form 10-Q
period 2007-09-30
BEL FUSE INC /NJ
filed 2007-11-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-11676

BEL FUSE INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street	Jersey City, New Jersey	07302
(Address of principal executive offices)		(Zip Code)

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
☐ Yes      ☒ No

At November 1, 2007, there were 2,565,190 shares of Class A Common Stock, $0.10 par value, outstanding and 9,296,177 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2-3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

		Condensed Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007 (unaudited)	5-6

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	7-9

		Notes to Condensed Consolidated Financial Statements (unaudited)	10-29

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-49

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 4.	Controls and Procedures	51

Part II		Other Information

	Item 1.	Legal Proceedings	52-53

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

	Item 6.	Exhibits	54

	Signatures		55

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

The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,051,013	$76,760,543
Marketable securities	4,169,127	15,576,212
Accounts receivable - less allowance for doubtful accounts of $1,031,720 and $1,087,006 at September 30, 2007 and December 31, 2006, respectively	47,793,960	43,765,750
Inventories	42,543,340	46,297,208
Prepaid expenses and other current assets	1,467,430	1,382,807
Deferred income taxes	1,572,623	1,665,857
Assets held for sale	3,717,488	848,049

Total Current Assets	203,314,981	186,296,426

Property, plant and equipment - net	40,224,949	44,289,159

Restricted cash	4,500,000	-
Deferred income taxes	5,218,763	3,425,375
Intangible assets - net	1,278,913	1,892,417
Goodwill	28,117,143	28,117,143
Other assets	5,669,113	4,476,990

TOTAL ASSETS	$288,323,862	$268,497,510

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,836,366	$17,244,937
Accrued expenses	14,107,839	12,713,417
Income taxes payable	1,812,702	11,094,107
Dividends payable	795,133	566,583
Total Current Liabilities	35,552,040	41,619,044

Long-term Liabilities:
Deferred gain on sale of property	4,653,229	-
Liability for uncertain tax positions	6,783,000	-
Minimum pension obligation and unfunded pension liability	5,442,246	4,728,286
Total Long-term Liabilities	16,878,475	4,728,286

Total Liabilities	52,430,515	46,347,330

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,588,577 and 2,702,677 shares, respectively (net of 1,072,770 treasury shares)	258,858	270,268
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,291,977 and 9,167,665 shares, respectively (net of 3,218,310 treasury shares)	929,198	916,767
Additional paid-in capital	30,229,301	31,826,046
Retained earnings	205,120,117	190,952,754
Accumulated other comprehensive (loss)	(644,127)	(1,815,655)
Total Stockholders' Equity	235,893,347	222,150,180

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$288,323,862	$268,497,510

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$189,797,803	$194,360,103	$66,378,882	$73,259,757

Costs and expenses:
Cost of sales	148,777,682	146,058,522	52,287,781	55,809,958
Selling, general and administrative	27,333,450	28,706,846	8,672,403	9,096,679
Gain on sale of property, plant and equipment	(1,186,793)	-	(306,989)	-
Casualty loss	-	1,029,853	-	(67,418)
	174,924,339	175,795,221	60,653,195	64,839,219

Income from operations	14,873,464	18,564,882	5,725,687	8,420,538
Interest expense and other costs	(124,656)	(52,787)	(1,193)	(8,401)
Gain on sale of marketable securities - net	2,507,868	5,151,039	-	-
Interest income	2,979,687	2,015,106	1,143,748	841,348

Earnings before provision for income taxes	20,236,363	25,678,240	6,868,242	9,253,485
Income tax provision	4,155,000	5,172,000	954,000	1,508,000

Net earnings	$16,081,363	$20,506,240	$5,914,242	$7,745,485

Earnings per share (2006, as restated, see Note 1)
Earnings per Class A common share
Basic	$1.29	$1.66	$0.47	$0.62
Diluted	$1.29	$1.66	$0.47	$0.62

Weighted average Class A common shares
outstanding - basic	2,661,750	2,702,677	2,621,623	2,702,677
Weighted average Class A common shares
outstanding - diluted	2,661,750	2,702,677	2,621,623	2,702,677

Earnings per Class B common share
Basic	$1.37	$1.76	$0.50	$0.66
Diluted	$1.37	$1.75	$0.50	$0.66

Weighted average Class B common shares
outstanding - basic	9,228,038	9,086,371	9,275,962	9,126,469
Weighted average Class B common shares
outstanding - diluted	9,253,930	9,141,595	9,292,095	9,169,704

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated				Deferred
		Compre-		Other	Class A	Class B	Additional	Stock-
		hensive	Retained	Comprehensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital	Compensation

Balance, January 1, 2006	$201,576,549		$167,991,188	$4,262,867	$270,268	$901,327	$31,713,608	$(3,562,709)
Exercise of stock options	3,186,587					13,280	3,173,307
Tax benefits arising from the disposition of non-qualified incentive stock options	336,456						336,456	-
Cash dividends declared on Class A common stock	(430,940)		(430,940)
Cash dividends declared on Class B common stock	(1,810,847)		(1,810,847)
Issuance of restricted common stock	-					2,160	(2,160)
Deferred stock-based compensation	(1,403,157)						(1,403,157)	-
Currency translation adjustment	387,822	$387,822		387,822
Change in unrealized gain or loss on marketable securities-net of taxes	(4,819,632)	(4,819,632)		(4,819,632)
Stock-based compensation expense	1,570,701						1,570,701	-
Adoption of SFAS No. 123 (R)	-						(3,562,709)	3,562,709
Unfunded SERP liability-net of taxes upon adoption of SFAS No. 158	(1,646,712)			(1,646,712)
Net earnings	25,203,353	25,203,353	25,203,353
Comprehensive income		$20,771,543

Balance, December 31, 2006	222,150,180		190,952,754	(1,815,655)	270,268	916,767	31,826,046	-

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

				Accumulated				Deferred
		Compre-		Other	Class A	Class B	Additional	Stock-
		hensive	Retained	Comprehensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income	Stock	Stock	Capital	Compensation

Exercise of stock options	1,336,428					5,831	1,330,597
Tax benefits arising from the disposition of non-qualified incentive stock options	138,214						138,214
Cash dividends declared on Class A common stock	(383,000)		(383,000)
Cash dividends declared on Class B common stock	(1,531,000)		(1,531,000)
Currency translation adjustment	485,602	$485,602		485,602
Change in unrealized gain or loss on marketable securities -net of taxes	685,926	685,926		685,926
Issuance of restricted common stock	-					7,420	(7,420)
Termination of restricted common stock	-					(820)	820
Repurchase/retirement of Class A common stock	(4,124,931)				(11,410)		(4,113,521)
Stock-based compensation expense	1,054,565						1,054,565
Net earnings	16,081,363	16,081,363	16,081,363
Comprehensive income		$17,252,891

Balance, September 30, 2007	$235,893,347		$205,120,117	$(644,127)	$258,858	$929,198	$30,229,301	$-

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating
activities:
Net earnings	$16,081,363	$20,506,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,812,718	6,983,518
Casualty loss	-	1,029,853
Stock-based compensation	1,054,565	1,189,599
Excess tax benefits from share-based payment arrangements	(138,214)	(250,699)
Gain on sale of marketable securities	(2,507,868)	(5,151,039)
Gain on sale of property, plant and equipment	(1,186,793)	-
Other	387,247	643,905
Deferred income taxes	(2,018,000)	(778,000)
Changes in operating assets and liabilities	(1,341,502)	(8,421,059)
Net Cash Provided by Operating Activities	16,143,516	15,752,318

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,159,523)	(7,633,002)
Purchase of marketable securities	(11,801,386)	(2,236,972)
Payment for acquisitions - net of cash acquired	-	(2,960,974)
Proceeds from sale of marketable securities	27,498,919	24,489,966
Proceeds from sale of property, plant and equipment	3,628,206	-

Net Cash Provided by Investing Activities	13,166,216	11,659,018

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities:
Proceeds from exercise of stock options	1,336,428	2,764,143
Dividends paid to common shareholders	(1,685,450)	(1,660,523)
Purchase and retirement of Class A common stock	(4,124,931)	-
Excess tax benefits from share-based payment arrangements	138,214	250,699
Net Cash (Used In) Provided By Financing Activities	(4,335,739)	1,354,319

Effect of exchange rate changes on cash	316,477	124,897

Net Increase in Cash and Cash Equivalents	25,290,470	28,890,552
Cash and Cash Equivalents
- beginning of period	76,760,543	51,997,634
Cash and Cash Equivalents
- end of period	$102,051,013	$80,888,186

Changes in operating assets and liabilities consist of:
Increase in accounts receivable	$(3,583,668)	$(13,114,129)
Decrease (increase) in inventories	3,887,608	(7,289,696)
Increase in prepaid expenses and other current assets	(84,623)	(443,578)
Increase in other assets	(2,003,640)	(372,254)
Increase in accounts payable	1,572,794	7,428,294
Increase (decrease) in income taxes payable	(2,360,191)	3,069,675
Increase in accrued expenses	1,230,218	2,300,629
	$(1,341,502)	$(8,421,059)

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Supplementary information:
Cash paid during the period for:
Income taxes	$8,763,000	$2,441,000
Interest	$-	$52,787

Details of acquisitions:
Intangibles	$-	$446,571
Goodwill	-	6,000,000
Acquisition costs	-	6,446,571

Less: Amounts paid on acquisition payment	-	514,403
Amounts accrued	-	(4,000,000)
Cash paid for acquisitions	$-	$2,960,974

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2007 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2007 and December 31, 2006, cash equivalents approximated $58,422,000 and $35,843,000, respectively.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency gains (losses) were $(59,000) and $(170,000) for the nine months ended September 30, 2007 and 2006, and $(31,000) and $75,000 for the three months ended September 30, 2007 and 2006, respectively, and have been included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock. DDP is defined as Delivered Duty Paid by the Company and DDU is Delivered Duty Unpaid by the Company.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2007 and 2006, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects. During June 2007, the Company established a warranty accrual related to certain defective parts sold to a customer primarily within the same quarter, which the Company is replacing, in the amount of approximately $1.2 million, which included a $0.4 million inventory write off of inventory on hand. Such accrual has been classified within cost of sales. As of September 30, 2007, the Company has a warranty accrual related to these defective parts in the amount of $0.7 million remaining. The Company believes that this liability will be paid by December 31, 2007. As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

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

STOCK-BASED COMPENSATION - The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. Effective January 1, 2006, the Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment". The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS 123(R) using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

During the nine months ended September 30, 2007 and 2006, the Company issued 74,200 and 152,400 class B common shares, respectively, under a restricted stock plan to various employees and directors. For additional information regarding the accounting treatment and effect on the Condensed Consolidated Financial Statements see Note 10 of Notes to the Condensed Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the nine months ended September 30, 2007 and 2006 amounted to $4.9 million, and for the three months ended September 30, 2007 and 2006 amounted to $1.8 million and $1.7 million, respectively.

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

CASUALTY LOSS - During February 2006, the Company incurred a $1.0 million pre-tax casualty loss primarily for raw materials destroyed by a fire at the Company's leased manufacturing facility in the Dominican Republic.

EARNINGS PER SHARE (RESTATED) - Subsequent to the issuance of its Condensed Consolidated Financial Statements for the quarter ended September 30, 2006, the Company determined that the method it uses to report earnings per share should utilize the two-class method, displaying earnings per share separately for both Class A and Class B common stock, rather than only one class as previously reported. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated actual dividends declared to Class A and Class B based on amounts actually declared. In computing earnings per share, 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Previously, all shareholders were assumed to share in the earnings equally. As a result, the earnings per share disclosures in the accompanying Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2006, have been restated to reflect the two-class method of computing earnings per share. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

Restatement of Earnings Per Share
	As Previously
Nine Months Ended	Reported	As Restated
September 30, 2006
Basic	$1.74
Diluted	$1.73
Class A - Basic		$1.66
Class B- Basic		$1.76
Class A- Diluted		$1.66
Class B - Diluted		$1.75

Three Months Ended
September 30, 2006
Basic	$0.65
Diluted	$0.65
Class A - Basic		$0.62
Class B- Basic		$0.66
Class A- Diluted		$0.62
Class B - Diluted		$0.66

The previously reported weighted average shares outstanding for the nine and three months ended September 30, 2006 were as follows:

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2006
Basic	11,789,048	11,829,146
Diluted	11,844,272	11,872,381

The following table includes a reconciliation of shares used in the calculation of basic and diluted earnings per share for Class A and Class B common shares for the nine and three months ended September 30, 2007 and 2006.
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Class A Common Shares
Weighted average shares outstanding - basic	2,661,750	2,702,677	2,621,623	2,702,677

Dilutive impact of stock options and unvested restricted stock awards	-	-	-	-

Weighted average shares oustanding - diluted	2,661,750	2,702,677	2,621,623	2,702,677

Class B Common Shares
Weighted average shares outstanding - basic	9,228,038	9,086,371	9,275,962	9,126,469

Dilutive impact of stock options and unvested restricted stock awards	25,892	55,224	16,133	43,235

Weighted average shares oustanding - diluted	9,253,930	9,141,595	9,292,095	9,169,704

During the quarter and nine months ended September 30, 2007 and 2006, 14,000 outstanding options were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $614,000 and $1,730,000 for the nine months ended September 30, 2007 and 2006, respectively, and $196,000 and $430,000 for the three months ended September 30, 2007 and 2006, respectively.

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts was to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the nine and three months ended September 30, 2006, the Company paid or accrued approximately $447,000 and no payments were made in the quarter ended September 30, 2006 in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

3.	MARKETABLE SECURITIES

The Company currently owns a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $218 million as of September 30, 2007. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of September 30, 2007, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $0.9 million which is included in accumulated other comprehensive income (loss) in stockholders’ equity. During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million. The Company accrued bonuses of $500,000 in connection with this gain which will be paid by December 31, 2007. For financial statement purposes approximately $360,000 and $140,000 has been classified within cost of sales and selling, general and administrative expenses, respectively.

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

At September 30, 2007 and December 31, 2006, respectively, marketable securities have a cost of approximately $5,648,000 and $18,031,000, an estimated fair value of approximately $4,169,000 and $15,576,000 and gross unrealized losses of approximately $(1,488,000) and $(2,455,000). Such unrealized losses are included, net of tax, in accumulated other comprehensive income. The Company had no realized losses for the nine months ended September 30, 2007 and $88,000 of realized losses for the nine months ended September 30, 2006. Included in other assets at September 30, 2007 and December 31, 2006 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4,579,000 and an estimated fair value of approximately $5,063,000 at September 30, 2007 and a cost of $3,420,000 and an estimated fair value of $3,766,000 at December 31, 2006. Such unrealized net gains are included, net of tax, in other comprehensive income (loss).

4.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$25,461,325	$24,374,438
Work in progress	2,672,424	3,531,148
Finished goods	14,409,591	18,391,622
	$42,543,340	$46,297,208

5.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total segment revenues
North America	$65,058,170	$61,973,366	$25,890,375	$22,442,362
Asia	133,937,916	140,544,037	45,673,823	52,300,151
Europe	24,748,147	21,025,711	6,846,682	7,670,179
Total segment revenues	223,744,233	223,543,114	78,410,880	82,412,692
Reconciling items:
Intersegment revenues	(33,946,430)	(29,183,011)	(12,031,998)	(9,152,935)
Net sales	$189,797,803	$194,360,103	$66,378,882	$73,259,757

Income from Operations:
North America	$2,903,689	$2,225,522	$793,042	$2,246,177
Asia	10,933,129	15,351,855	4,545,749	5,644,688
Europe	1,036,646	987,505	386,896	529,673
	$14,873,464	$18,564,882	$5,725,687	$8,420,538

6.	DEBT

Short-term debt

During the first quarter of 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of September 30, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of September 30, 2007. The line of credit expires July 31, 2008. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Included in interest expense for the nine months ended September 30, 2007 is the write-off of approximately $122,000 of previously unamortized deferred financing charges in connection with a credit facility that has been superseded.

7.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), on January 1, 2007. Although the implementation of FIN 48 did not impact the amount of the Company’s liabilities for uncertain tax positions, approximately $6.8 million of the Company’s liability for uncertain tax positions was reclassified to non-current liabilities.

At September 30, 2007, Company has approximately $9.2 million of liabilities for uncertain tax positions all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004 and for state examinations before 2004. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2000. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006. During April 2007, the IRS wrote a preliminary letter to the Company accepting the tax return as originally filed for 2004.

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the year 2000 through 2005 and issued a notice of additional assessment during 2007 and demand for tax in the amount of $3.7 million. This was paid during May 2007 and August 2007. There is no interest or penalties in connection with this assessment. The IRD proposed certain adjustments to the Company’s offshore income tax claim position which Company management agrees with.

During the quarter ended September 30, 2007 certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.4 million. This was offset by an increase in the liability for uncertain tax positions of $1.0 million and certain changes in estimates for prior year taxes which reduced the income tax provision by approximately $.4 million.

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2007. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. It is not possible to estimate the effect of changes, if any that will occur to previously recorded uncertain tax positions over the next year.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine and three months ended September 30, 2007, the Company recognized approximately $368,000 and $131,000 in interest and penalties in the Condensed Consolidated Statement of Operations. The Company has approximately $1.6 million accrued for the payment of interest and penalties at September 30, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheet.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
Sales commissions	$1,650,596	$1,715,816
Subcontracting labor	1,434,593	2,032,763
Deposits on future sale of properties	2,278,270	-
Salaries, bonuses and
related benefits	3,783,615	4,147,135
Other	4,960,765	4,817,703
	$14,107,839	$12,713,417

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the nine months ended September 30, 2007 and 2006 amounted to approximately $405,000 and $383,000, respectively. The expense for the three months ended September 30, 2007 and 2006 amounted to approximately $116,000 and $103,000, respectively. As of September 30, 2007, the plans owned 17,140 and 146,174 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's Far East subsidiaries have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company may contribute an amount up to 7% of eligible salary, as determined by Hong Kong government regulations, in cash or Company stock. The expense for the nine months ended September 30, 2007 and 2006 amounted to approximately $295,000 and $309,000, respectively. The expense for the three months ended September 30, 2007 and 2006 amounted to approximately $93,000 and $188,000, respectively. As of September 30, 2007, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The components of SERP expense are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$437,000	$582,000	$146,000	$96,000
Interest cost	86,000	115,000	29,000	19,000
Amortization of adjustments	52,000	70,000	17,000	12,000
Total SERP expense	$575,000	$767,000	$192,000	$127,000

	September 30,	December 31,
	2007	2006
Balance sheet amounts:
Minimum pension obligation and unfunded liability	$5,442,246	$4,728,286
Accumulated other comprehensive income (loss)	(1,646,712)	(1,646,712)

During July 2007 the Company made a contribution to the SERP in the amount of $1.2 million.  The Company does not anticipate making any additional contributions to the SERP during the remainder of 2007.

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

The aggregate pretax compensation cost recognized in net earnings for stock based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1,092,000 and $1,189,000 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the aggregate compensation cost recognized in net earnings amounted to $409,000 and $399,000, respectively. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the nine months ended September 30, 2007 and 2006.

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

A summary of option activity under the plan as of September 30, 2007 and January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2007	137,813	$25.59
Granted	-
Exercised	(58,313)	22.92		$853,479
Forfeited or expired	(1,500)	18.89
Outstanding at September 30, 2007	78,000	$27.72	1.9	$574,200
Exercisable at September 30, 2007	44,500	$25.79	1.4	$419,410

During the nine months ended September 30, 2007 and 2006, the Company received $1,336,428 and $2,764,143 from the exercise of stock options and realized tax benefits of approximately $138,000 and $251,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $853,479 and $1,235,225, respectively. Stock compensation expense applicable to stock options for the nine months ended September 30, 2007 and 2006 was approximately $131,000 and $335,000 and for the three months ended September 30, 2007 and 2006 was $8,000 and $109,000, respectively.

A summary of the status of the Company's nonvested shares as of December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2006	91,000	$25.53
Granted	-
Vested	(56,000)	22.86
Forfeited	(1,500)	18.89
Nonvested at September 30, 2007	33,500	$30.28

At September 30, 2007, there was $25,000 of total unrecognized cost related to nonvested incentive stock options arrangements under the Program. The cost is expected to be recognized over a weighted average period of 1 year. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2007 and 2006, the Company issued 74,200 and 152,400 class B common shares, respectively, under a restricted stock plan to various employees and directors. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. Deferred stock-based compensation expense of $6.0 million associated with unearned shares under this plan as of September 30, 2007, is reported within Stockholders' equity on the Company's condensed consolidated balance sheet. Pretax compensation expense was $961,000 and $855,000 for the nine months ended September 30, 2007 and 2006, respectively and $401,000 and $291,000 for the three months ended September 30, 2007 and 2006, respectively.

A summary of the activity regarding restricted stock awards under the Program as of January 1, 2007 and for the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2007	167,000	$34.93	3.85 years
Granted	74,200	36.40
Vested	-
Forfeited	(10,200)	36.97
Outstanding at September 30, 2007	231,000	35.35	3.55 years
Exercisable at September 30, 2007	-

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.

Currently the Company believes that substantially all Restricted Stock Awards will vest.

11.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent (10%) of the Company’s outstanding common shares. As of September 30, 2007, the Company had cumulatively purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding. No shares of Class B common stock were repurchased during the nine and three months ended September 30, 2007.

As of September 30, 2007, the Company had purchased and retired 114,100 Class A common shares at a cost of approximately $4.1 million, which reduced the number of Class A common shares outstanding. All such shares were purchased during the nine months ended September 30, 2007. During October and November 2007, the Company purchased 23,387 additional Class A common shares at a cost of approximately $842,000.

During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment. On the same date, they declared a dividend of $.06 per share on the Class A common shares and $.07 per share on the Class B common shares payable on November 1, 2007 to shareholders of record on October 15, 2007.

12.	COMPREHENSIVE INCOME

Comprehensive income for the nine and three months ended September 30, 2007 and 2006 consists of:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$16,081,363	$20,506,240	$5,914,242	$7,745,485
Currency translation adjustment	485,602	216,394	151,782	11,426
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	685,926	(3,881,863)	(266,904)	(857,336)

Comprehensive income	$17,252,891	$16,840,771	$5,799,120	$6,899,575

13.	ASSETS SOLD AND HELD FOR SALE

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6,000,000. The Company estimates that approximately $760,000 of the proceeds will be payable to the State of New Jersey as a portion of the property is subject to tideland claims. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.5 million is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $390,000. The Company has agreed to indemnify the title insurance company for the entire $6.0 million selling price of the property for any possible title claim by the State of New Jersey. The Company has deferred the estimated gain on the sale of the land before deduction of the estimated tideland claim payment of $760,000, in the amount of $4.7 million, due to the uncertainty of the final resolution of the State of New Jersey tideland Claim. The escrow of $4.5 million has been classified in restricted cash and the deferred gain of $4.7 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of September 30, 2007. Additionally, the Company realized gains of $1.2 million and $0.3 million from the sale of property, plant and equipment in Hong Kong and Macao during the nine months and three months ended September 30, 2007, respectively.

During the second quarter of 2007, two of the Company’s Far East subsidiaries entered into contracts to sell two real estate properties, one in Hong Kong and one in Macau with a gross selling price of $8.1 million. The Company has classified these assets as held for sale with a net book value of approximately $3.7 million on the Company’s condensed consolidated balance sheet at September 30, 2007 and expects to sell the properties by the fourth quarter of 2007.

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

In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impacts of implementing this standard.

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

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's condensed consolidated financial condition or results of operations. As of September 30, 2007, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's condensed consolidated financial condition or results of operations.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of September 30, 2007 and December 31, 2006 are summarized below:

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustment	$1,626,486	$1,140,884
Unrealized holding (loss) on available-for-sale securities under SFAS No. 115, net of taxes of $(380,554) and $(802,797) as of September 30, 2007 and December 31, 2006	(623,901)	(1,309,827)
Unfunded SERP liability net of taxes of $(686,000) as of September 30, 2007 and December 31, 2006	(1,646,712)	(1,646,712)

Accumulated other comprehensive loss	$(644,127)	$(1,815,655)

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

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products and an increased wage structure in the Far East have contributed to increases in manufacturing costs. Effective September 1, 2006, local People’s Republic of China (“PRC”) authorities implemented a new revised standard work week, and new minimum wages and overtime rates, for areas where our factories are located.

The Company’s sales decreased by $4.6 million or 2.3% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The Company’s sales decreased by $6.9 million or 9.4% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decline principally reflected revenue decreases in sales of magnetics and interconnect products, as the Company exited from certain low margin business.

Gross profit margins were lower during the nine months and three months ended September 30, 2007 compared to the nine months and three months ended September 30, 2006, principally due to increased costs for raw material such as mosfets, steel, integrated circuits, PBC and petroleum-based products, increased transportation costs and a warranty reserve and related inventory write-off in the amount of $1.2 million during June 2007. Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. Gross profit margins are also adversely affected to the extent that the Company manufactures lead-free products, as the Company has additional labor and manufacturing costs associated with operating duplicate production lines but cannot attain premium pricing for such products.

On January 1, 2007, the Company implemented FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which resulted in no adjustment in the liability for uncertain tax positions.

During the nine months ended September 30, 2007, the Company incurred severance and related expenses of approximately $417,000; wrote off approximately $122,000 in deferred financing fees related to a credit facility no longer available because of a change in the Company’s banking relationship; incurred stock based compensation expense of $1,092,000, accrued $368,000 of interest and penalties in connection with uncertain tax positions; and incurred $1.1 million less amortization of intangibles compared to the nine months ended September 30, 2006 due to certain intangibles becoming fully amortized. Additionally, the Company realized a pretax gain from the sale of real estate in the amount of $1.2 million and a pretax gain from the sale of Toko common shares in the amount of $2.5 million.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications. If these conditions existed, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer. Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return. If the Company terminates a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company. The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified. If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns. The Company has a significant amount of sales with several customers. One customer represented 16.3% of sales during the nine months ended September 30, 2007. The loss of any substantial customer could have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4	75.1	78.8	76.2
Selling, general and administrative expenses	14.4	14.8	13.1	12.4
Gain on sale of property, plant and equipment	0.6	-	0.5	-
Casualty loss	-	0.5	-	(0.1)
Interest income and interest and financing expense	1.5	1.0	1.7	1.1
Gain on sale of property and marketable securities	1.3	2.7	-	-
Earnings before provision for income taxes	10.7	13.2	10.3	12.6
Income tax provision	2.2	2.7	1.4	2.1
Net earnings	8.5	10.6	8.9	10.6

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from Prior Period	(Decrease) from Prior Period
	Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006
Net sales	(2.3)%	(9.4)%

Cost of sales	1.9	(6.3)

Selling, general and administrative expenses	(4.8)	(4.7)

Net earnings	(21.6)	(23.6)

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS
NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales

Net sales decreased 2.3% from $194.4 million during the nine months ended September 30, 2006 to $189.8 million during the nine months ended September 30, 2007. The Company attributes the decrease to a decrease in magnetic sales of $15.5 million, a decrease in interconnect sales of $1.2 million, and a decrease in circuit protection sales of $0.6 million, partially offset by an increase in module sales of $12.7 million. The decreases reflect determinations by the Company to exit lower margin businesses.

The significant components of the Company's revenues for the nine months ended September 30, 2007 were magnetic products of $94.7 million (as compared with $110.2 million during the nine months ended September 30, 2006), interconnect products of $33.4 million (as compared with $34.6 million during the nine months ended September 30, 2006), module products of $47.2 million (as compared with $34.5 million during the nine months ended September 30, 2006), and circuit protection products of $14.5 million (as compared with $15.1 million during the nine months ended September 30, 2006.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2006, the Company cannot predict with any degree of certainty sales revenue for the remainder of 2007 or for 2008. Although the Company's backlog has been stable, the Company feels that such backlog is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements.

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

Cost of sales as a percentage of net sales increased from 75.1% during the nine months ended September 30, 2006 to 78.4% during the nine months ended September 30, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦	The Company established a $1.2 million warranty accrual for a defective part, including a $.4 million inventory write-off of materials on hand related to this matter which are deemed to be unusable.

♦
The Company incurred a 3.4% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs. Since the majority of the manufacturing is conducted in the Far East, the increased material costs negatively impact the operating profits in the Far East.

♦
The Company is currently paying higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales and result from new labor regulations and a continuing tightening of the labor market.

♦
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $4.9 million for the nine months ended September 30, 2007 and 2006.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 14.8% during the nine months ended September 30, 2006 to 14.4% during the nine months ended September 30, 2007. The Company attributes the percentage decrease to a decrease in selling, general and administrative expense. The decrease in selling, general and administrative expense for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was approximately $1.4 million. The decrease is principally attributed to a decrease of commissions and related selling expenses of $1.1 million and amortization of intangibles of $0.7 million partially offset by increased administrative salaries and related benefits of $.5 million. The decrease in commissions and related selling expenses is attributable to lower sales. The decrease in amortization is principally attributable to lower amortization of intangibles due to certain intangibles becoming fully amortized. The increase in administrative salaries and related benefits is principally the result of higher bonuses and wages in the nine months ended September 30, 2007 as compared to the nine months ended September 20, 2006.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $1.0 million during the nine months ended September 30, 2007, as compared to the comparable period in 2006. The increase is due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense and Other Costs

Interest expense and other costs amounted to $125,000 during the nine months ended September 30, 2007, related primarily to the write off of financing expenses incurred in connection with the Company’s credit facility. During the nine months ended September 30, 2006, interest and other expenses included $53,000 of amortization of financing expenses related to the Company's credit facility in the United States.

Sale of Marketable Securities and Property, Plant and Equipment

During the nine months ended September 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million and the sale of property, plant and equipment in Hong Kong and Macao in the amount of $1.2 million. The sale of the Company's real estate in Macao reflects the Company's decision to cease manufacturing in Macao and to consolidate manufacturing in larger more efficient facilities. During the fourth quarter the Company intends to cease manufacturing in a small plant in China. During the nine months ended September 30, 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

Casualty Loss

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2007 was $4.2 million compared to a $5.2 million provision for the nine months ended September 30, 2006. The Company's earnings before income taxes for the nine months ended September 30, 2007 are approximately $5.4 million lower than in 2006. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 20.5% and 20.1% for the nine months ended September 30, 2007 and September 30, 2006, respectively. During the nine months ended September 30, 2007 certain statute of limitations expired regarding liabilities for uncertain tax positions which resulted in a reversal of such liabilities. Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2006 tax returns. During the first quarter of 2006, the Company incurred a $1.0 million casualty loss in the U.S. which reduced U.S. income tax expense.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2007, the Company recognized approximately $368,000 in interest and penalties in the Condensed Consolidated Statement of Operations. The Company has approximately $1.6 million accrued for the payment of interest and penalties at September 30, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheet.

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS
THREE MONTHS ENDED SEPTEMBER 30, 2006

Sales

Net sales decreased 9.4% from $73.3 million during the three months ended September 30, 2006 to $66.4 million during the three months ended September 30, 2007. The Company attributes the decrease to a decrease in magnetic sales of $8.1 million, and a decrease in circuit protection sales of $0.5 million offset in part by an increase in module sales of $1.6 million and an increase in interconnect sales of $0.1 million. The decreases principally reflect determinations by the Company to exit lower margin businesses.

The significant components of the Company's revenues for the three months ended September 30, 2007 were magnetic products of $33.3 million (as compared with $41.4 million during the three months ended September 30, 2006), interconnect products of $11.4 million (as compared with $11.3 million during the three months ended September 30, 2006), module products of $16.6 million (as compared with $15.0 million during the three months ended September 30, 2006), and circuit protection products of $5.1 million (as compared with $5.6 million during the three months ended September 30, 2006.)

 Cost of Sales

Cost of sales as a percentage of net sales increased from 76.2% during the three months ended September 30, 2006 to 78.8% during the three months ended September 30, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company incurred a 4.4% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, steel and petroleum-based products and increased transportation costs. Since the majority of the manufacturing is conducted in the Far East, the increased material costs negatively impact the operating profits in the Far East.

♦
The Company is currently paying higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales and result from new labor regulations and a continuing tightening of the labor market.

♦
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $1.8 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 12.4% during the three months ended September 30, 2006 to 13.1% during the three months ended September 30, 2007 notwithstanding a decrease in selling, general and administrative expense. The decrease in selling, general and administrative expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was approximately $0.4 million. The decrease is principally related to lower commissions and related selling expenses, due to lower sales, as well as to a reduction in accounting fees relating to compliance with The Sarbanes-Oxley Act, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $0.3 million during the three months ended September 30, 2007, as compared to the comparable period in 2006. The increase is due primarily to increased average balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Sale of Marketable Securities and Property, Plant and Equipment

During the three months ended September 30, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $0.3 million.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2007 was $1.0 million compared to a $1.5 million provision for the three months ended September 30, 2006. The Company's earnings before income taxes for the three months ended September 30, 2007 are approximately $2.4 million lower than the same period in 2006. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 13.9% and 16.3% for the three months ended September 30, 2007 and September 30, 2006, respectively. The decrease is principally related to the same reasons as outlined in the nine month analysis.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. The Chinese Renminbi has appreciated in value during 2007 and 2006. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in China. Commencing with the acquisition of the Passive Components Group, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds. Conversion of these transactions into U.S. dollars has resulted in realized currency exchange losses of $59,000 and $170,000 for the nine months ended September 30, 2007 and 2006, respectively, which were charged to expense, and approximately $486,000 and $216,000 for the nine months ended September 30, 2007 and 2006, respectively, in unrealized exchange gains relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Any change in linkage of the U.S. Dollar and the Hong Kong Dollar or the Macao Pataca could have a material effect on the Company's condensed consolidated financial position or results of operations.

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

During the quarter ended March 31, 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of September 30, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at September 30, 2007. The line of credit expires during July 2008. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's 2006 Annual Report on Form 10-K.

The Company completed construction of a 117,000 square foot manufacturing facility, during November 2006, in Zhongshan City, PRC for approximately $1.3 million.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6,000,000. The Company estimates that approximately $760,000 of the proceeds will be payable to the State of New Jersey as a portion of the property is subject to tideland claims. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.5 million is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $390,000. The Company has agreed to indemnify the title insurance company for the entire $6.0 million selling price of the property for any possible title claim by the State of New Jersey. The Company has deferred the estimated gain on the sale of the land before deduction of the estimated tideland claim payment of $760,000, in the amount of $4.7 million, due to the uncertainty of the final resolution of the State of New Jersey tideland Claim. The escrow of $4.5 million has been classified in restricted cash and the deferred gain of $4.7 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of September 30, 2007. Additionally, the Company realized a $1.2 million gain from the sale of property, plant and equipment in Hong Kong and Macao during the nine months ended September 30, 2007.

During the quarter ended June 30, 2007, two of the Company’s Far East subsidiaries entered into contracts to sell two real estate properties, one in Hong Kong and one in Macao with a gross selling price of $8.1 million. The Company has classified these assets as held for sale with a net book value of approximately $3.7 million on the Company’s condensed consolidated balance sheet at September 30, 2007 and expects to sell the properties by the fourth quarter of 2007.

The Company currently owns a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total purchase price of $5.6 million. Toko had a market capitalization of approximately $218 million as of September 30, 2007. These shares are reflected on the Company’s condensed consolidated balance sheet as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of September 30, 2007, the Company has recorded an unrealized loss, net of income tax benefit of approximately $0.9 million which is included in accumulated other comprehensive income in stockholders’ equity. During April 2007,, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a pre-tax gain, net of investment banker fees and other expenses of approximately $2.5 million.

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

Under the terms of the E-Power LTD (“E-Power”) and Current Concepts, Inc. (“Current Concepts”) acquisition agreements of May 11, 2001, the Company was required to make contingent purchase price payments up to an aggregate of $7.6 million should the acquired companies attain specified related sales levels. E-Power was to be paid $2.0 million in contingent purchase price payments if sales reached $15.0 million and an additional $4.0 million if sales reached $25.0 million on a cumulative basis through May 2007. During January 2006, the $2.0 million of contingent purchase price consideration was earned by E-Power and during February 2006, E-Power was paid $2.0 million in contingent purchase price payments. During September 2006, an additional $4.0 million was earned when sales reached $25.0 million on a cumulative basis and, as a result, $4.0 million was paid in November 2006, and accounted for as additional purchase price and as an increase to goodwill. No additional payments will be made under the E-Power agreement. Current Concepts is to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006 and therefore, no additional payments will be made. During the nine and three months ended September 30, 2006, the Company paid or accrued approximately $447,000 and $0, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts are accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations are incurred.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of September 30, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $808,000 which reduced the number of Class B common shares outstanding and had purchased and retired 114,100 Class A common shares at a cost of approximately $4.1 million which reduced the number of Class A common shares outstanding. During October and November 2007, the Company purchased 23,387 additional Class A common shares at a cost of $842,000 which will reduce the number of Class A common shares outstanding. No shares of Class B common stock were repurchased during the nine months ended September 30, 2007 and 114,100 Class A shares were repurchased during the nine months ended September 30, 2007.

During July 2007, the Board of Directors of the Company approved an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment declared on July 26, 2007. Such amounts are subject to change, and will be recorded when declared by the Board of Directors.

During the nine months ended September 30, 2007, the Company's cash and cash equivalents increased by $25.3 million, reflecting approximately $16.1 million provided by operating activities (principally as a result of net income of $16.1 million and depreciation and amortization expense of $5.8 million offset principally by $3.7 million from gains on sale of marketable securities and property, plant and equipment and changes in deferred income taxes of $2.0 million), $27.5 million from the sale of marketable securities, $3.6 million from the sale of property, plant and equipment and proceeds of $1.3 million from the exercise of stock options offset, in part, by $11.8 million used principally for purchases of marketable securities, $6.2 million for the purchase of property, plant and equipment, $4.1 million for the repurchase of the Company’s common stock and $1.7 million for payments of dividends.

Cash, marketable securities and cash equivalents and accounts receivable comprised approximately 53.4% and 50.7% of the Company's total assets at September 30, 2007 and December 31, 2006, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.7 to 1 and 4.5 to 1 at September 30, 2007 and December 31, 2006, respectively.

The following table sets forth at September 30, 2007 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below. This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $2.4 million included in income taxes payable and $6.8 million included in liability for uncertain tax positions, as of September 30, 2007 due to the uncertain timing of the resolution of such matters.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$2,149,976	$2,149,976	$-	$-	$-
Operating leases	4,357,567	1,310,698	1,546,428	1,052,079	448,362
Raw material purchase obligations	20,064,385	20,064,385	-	-	-

Total	$26,571,928	$23,525,059	$1,546,428	$1,052,079	$448,362

The Company is required to pay SERP obligations at the occurrence of certain events. As of September 30, 2007, the SERP had an unfunded benefit obligation of approximately $1.6 million, net of deferred income tax benefit. The gross minimum pension obligation and unfunded benefit obligation in the amount of $5.4 million is included in long-term liabilities as an unfunded pension obligation on the Company’s condensed consolidated balance sheet. Included in other assets at September 30, 2007 are marketable securities with an estimated value of $5.1 million, which have been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impacts of implementing this standard.

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

The Company cannot predict the outcome of these matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As at September 30, 2007, no amounts have been accrued in connection with these lawsuits, as described above, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 20, 2007	1,000	$33.64	1,000	1,031,974
August 1 - August 31, 2007	11,828	34.26	11,828	1,020,146
September 1 - September 30, 2007	34,246	35.29	34,246	985,900

Total	47,074	$35.00	47,074	985,900

Item 6. Exhibits
    (a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/Daniel Bernstein
Daniel Bernstein,
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn,
Vice President of Finance

Dated: November 9, 2007

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