Form 10-K
period 2007-12-31
BEL FUSE INC /NJ
filed 2008-03-17
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

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
☐ Yes ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)  f the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007), was $377.9 million.

Number of shares of Common Stock outstanding as of March 10, 2008: 2,533,437 Class A Common Stock; 9,284,127 Class B Common Stock

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference into Part III.

BEL FUSE INC.

INDEX

	BEL FUSE INC.

	INDEX (Con't)
			Page
Part III (Con't)

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	48

	Item 14.	Principal Accounting Fees and Services	48

Part IV

	Item 15.	Exhibits, Financial Statement Schedules	49

Signatures			52

* Page F-1 follows page 45

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

PART I

Item 1. Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company is primarily engaged in the design, manufacture and sale of products used in networking, telecommunications, high speed data transmission and consumer electronics. Products include magnetics (discrete components, power transformers and MagJack®s), modules (DC-DC converters, integrated analog front-end modules and custom designs, circuit protection (miniature, micro and surface mount fuses) and interconnect devices (passive jacks, plugs and cable assemblies). While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets. These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

With over 58 years in the electronics industry, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries. Founded in 1949, the Company has a strong track record of technical innovation working with the engineering communities of market leaders. Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development. By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

The Company, which is organized under New Jersey law, operates in one industry with three geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Bel’s principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates other facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB). For information regarding Bel's three geographic reporting units, see Note 11 of the Notes to Consolidated Financial Statements.

The terms “Company” and “Bel” as used in this Annual Report on Form 10-K refers to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups

Magnetics

•	Discrete components

•	Power transformers

•	MagJack® integrated connector modules

The Company, a leading producer of discrete magnetics, markets an extensive line of products (transformers, diplex filters and common mode chokes) used in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through network equipment helping to ensure accurate data/voice/video transmission. Bel’s magnetic components are also used in the consumer electronics marketplace.

Power transformer products include standard and custom designs produced by the Company’s Signal Transformer division. Manufactured for use in alarm, security and medical products, these devices are designed to comply with the international safety standards governing transformers including UL, CSA, IEC, TUV and VDE.

Marketed under the MagJack® brand, Bel’s connectors with integrated magnetics provide the signal conditioning, electromagnetic interference suppression and signal isolation previously performed by multiple discrete magnetics.

Modules

•	Power conversion modules

•	Integrated modules

Bel’s Power conversion products include standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices. The need for converting one DC voltage to another is growing rapidly as developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. The DC-DC converters are used in data networking equipment, distributed power architecture and telecommunication devices, as well as computers and peripherals.

The Company develops highly integrated, IC-compatible modules for broadband, home networking and telecommunication applications. These modules eliminate the need for several discrete components by providing enhanced functionality in a single, compact device.

The Company continues to pursue market opportunities where it can supply customized, value-added modules that capitalize on the Company’s manufacturing capabilities in surface mount assembly, automatic winding, hybrid fabrication and component encapsulation.

Circuit Protection

•	Miniature fuses

•	Surface mount PTC devices and fuses

•	Radial PTC devices and micro fuses

The Company's circuit protection products include board level fuses (miniature, micro and surface mount) and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets. Fuses and PTC devices prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire. Additionally, PTC devices are resettable and do not have to be replaced before normal operation of the end product can resume.

While the Company continues to manufacture traditional fuse types, its surface mount chip fuses are used in space-critical applications such as mobile phones and computers. Like all of Bel's fuse products, the chip fuses comply with RoHS6 standards for the elimination of lead and other hazardous materials.

The Company's circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones and networking equipment.

Interconnect

•	Passive jacks

•	Plugs

•	Cable assemblies

The Company has a comprehensive line of modular connectors including RJ45 and RJ11 passive jacks, plugs and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards for Category 5e, 6, 6a and Category 7a compliant devices used within Gigabit Ethernet and 10Gigabit Ethernet networks.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.
Product Group	Function	Applications
Magnetics
Discrete Components	Condition, filter and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), home networking and cable modem applications.

Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection and security systems, HVAC, lighting and medical equipment.

MagJack® Integrated Connectors	Condition, filter and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), home networking and cable modem applications.

Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to other DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers and peripherals.

Integrated Modules	Condition, filter and isolate the electronic signal to ensure accurate data/voice/video transmission.	Broadband, home networking and telecom equipment supporting ISDN, T1E1 and DSL technologies.

Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts and consumer electronics.

Surface mount PTC devices and fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phone chargers, consumer electronics, power supplies and set top boxes.

Radial PTC devices and micro fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phones, mobile computers, IC and battery protection, power supplies and telecom line cards.

Interconnect
Passive Jacks	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches and patch panels deployed in Category 5e, 6, 6a and 7a cable systems.

Plugs	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches and patch panels deployed in Category 5e, 6, 6a and 7a cable systems.

Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Structured Category 5e, 6, 6a and 7a cable systems (premise wiring).

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

For information regarding the Company’s acquisitions of Netwatch s.r.o. and Galaxy Power Inc. (“Galaxy”) in 2005, see the Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K.

As of December 31, 2007, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $172.9 million as of December 31, 2007. These shares are reflected on the Company’s consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2007, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive loss in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for less than twelve months. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $4.20 (the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share). As discussed below, in the second quarter of 2007, a gain was recognized on the disposition of the majority of the Company’s holdings of Toko stock. Toko recently issued its financial results for the quarter ended December 31, 2007 and it showed a quarter over quarter increase in sales of 5.6% as compared to the fourth quarter of 2006 and increased profitability. The Company has the intention and the ability to hold the investment until it is in a gain position. As a result of these factors, management believes that the investment in Toko is not other-than-temporarily impaired.

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million. The Company accrued bonuses of $0.5 million in connection with this gain which were paid in January 2008. For financial statement purposes approximately $0.4 million and $0.1 million has been classified within cost of sales and selling, general and administrative expenses, respectively.

During 2004, the Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16.3 million. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $0.9 million. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement purposes approximately $0.3 million and $0.7 million was classified within cost of sales and selling, general and administrative expenses, respectively, and was paid to key employees in January 2007.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products.

Sales and Marketing

The Company sells its products to customers throughout North America, Western Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2007, the Company had a sales and support staff of 50 persons that supported a network of 82 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $7.2 million, $6.6 million and $7.3 million, respectively. The increase in 2007 compared to 2006 was attributable to various factors including an increase in headcount at the Hangzhou research and development facility related to the DC-DC power products, an unfavorable change in associated exchange rates for research and development expenses in the PRC and United Kingdom, and general wage increases at the various research and development facilities. The decrease from 2005 to 2006 is principally attributed to less research and development costs in the United States due to the consolidation of the Bel Power and Galaxy facilities in Massachusetts. This was offset in part by increased expenses at the Company’s PRC research and development facility which has a lower cost structure.

Competition

The Company operates in a variety of markets all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of Bel’s products.

The Company's ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also play a role and give Bel a favorable position in relation to many of its competitors. Management intends to maintain a strong competitive posture in the Company's markets by continued expansion of the Company’s product lines and ongoing investment in research, development and manufacturing resources.

Associates

As of December 31, 2007, the Company had 1,948 full-time associates. The Company employed 697 people at its North American facilities, 1,175 people at its Asian facilities and 76 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the PRC are represented by unions. At December 31, 2007, 36 of our workers in the New York facility were covered by a collective bargaining agreement, which expires on March 31, 2009. The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined. The Company's backlog of orders as of February 29, 2008 was approximately $73.7 million, as compared with a backlog of $47.1 million as of February 28, 2007. Management expects that all of the Company's backlog as of February 29, 2008 will be shipped by December 31, 2008. Such expectation constitutes a Forward-Looking Statement. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. The Company's major customers have negotiated reduced lead times on purchase orders with the goal of reducing their inventories. Accordingly, backlog may not be a reliable indicator of the timing of future sales. See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended. It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel. The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications. The Company's existing patents expire on various dates from August 25, 2009 to February 15, 2021.

The Company utilizes registered trademarks in the U.S., Europe and Asia to identify various products that it manufactures. The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

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

Many of the orders that comprise our backlog may be canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when backlog is particularly long. Customers often cancel orders when business is weak and inventories are excessive. Therefore, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

There are several factors which can cause us to lower our prices.

a) The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasingly putting pressure on suppliers to lower prices. Our profits suffer if we are not able to reduce our costs of production or induce technological innovations as sales prices decline.

b) Any drop in demand or increase in supply of our products due to the overcapacity of our competitors could cause a dramatic drop in our average sales prices causing a decrease in our gross margins.

c) Increased competition from low cost suppliers around the world has put further pressures on pricing. We continually strive to lower our costs, negotiate better pricing for components and raw materials and improve our operating efficiencies. Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production or introduce technological innovations as sales prices decline.

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

A significant portion of our growth is from acquisitions. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.

If our acquisitions fail to perform up to our expectations, or as the value of goodwill decreases, we could be required to record a loss from the impairment of assets. Integration of new acquisitions into our consolidated operations may result in lower average operating results for the group as a whole.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. Our inability to achieve these goals could have a material and adverse effect on our results of operations.

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

We have operations in six countries around the world outside the United States, and approximately 70% of our revenues during 2007 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest. These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries we operate in. The decoupling of the Chinese Yuan from the U.S. dollar has and will continue to increase financial risk.

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

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries. Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC are represented by unions.

We may experience labor shortages.

Government economic, social and labor policies in the PRC may cause shortages of factory labor in areas where we have our products manufactured.

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

Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices on existing inventories and purchase commitments for these materials. Many of these materials and components are produced by a limited number of suppliers and may be constrained by supplier capacity.

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

Our investments in marketable securities could have a negative impact on our profitability.

As part of our acquisition strategy, we have, from time to time, acquired equity positions in companies that could be attractive acquisition candidates or could otherwise be potential co-venturers in potential business transactions with us. As a result of market declines occurring subsequent to our investments, our profitability could suffer as a result of losses that we may be required to recognize. We currently are monitoring our investments in Toko and in the Columbia Strategic Cash Portfolio as a result of recent market declines. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company is headquartered in Jersey City, New Jersey where it currently owns 53,000 square feet of office and warehouse space. During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. The Company anticipates resolution of this sale, release of the escrow and corresponding guarantees and recognition of the gain during fiscal 2008. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of approximately $0.4 million. As the timing of the release of the escrow of $4.6 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Consolidated Balance Sheet as of December 31, 2007. Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

The Company operated 12 manufacturing facilities in 6 countries as of December 31, 2007. An additional 117,000 square foot manufacturing facility has been constructed in the PRC to meet customer demand. This manufacturing facility was completed during November 2006 and was operational by December 31, 2006.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2007.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing
Dongguan, People's
Republic of China	346,000	Leased	61%
Zhongshan, People's
Republic of China	365,000	Leased	67%
Zhongshan, People's
Republic of China	117,000	Owned	100%
Zhongshan, People's
Republic of China	78,000	Owned	100%
Hong Kong	43,000	Owned	7%
Praha, Czech Republic	4,800	Leased	11%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	28,000	Leased	65%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Westboro, MA	22,000	Leased	85%
	1,168,800

Of the space described above, 125,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 250,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC and the Dominican Republic will affect its contractual arrangements in the PRC or labor relationships in the Dominican Republic. A significant portion of the Company's manufacturing operations and approximately 42% of its identifiable assets are located in Asia. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to the PRC by the U.S. could have a material and adverse effect on the Company.

Approximately 32% of the 1.3 million square feet the Company occupies is owned while the remainder is leased. See Note 15 of the Notes to Consolidated Financial Statements for additional information pertaining to leases.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007. Plaintiff claims the Company infringed its patents covering certain power products. Synqor is seeking unspecified damages. The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of the patents.

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unspecified damages, which it claims should be trebled. In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo. The Company is seeking unspecified damages plus interest, costs and attorney fees.

The Company and two of its officers were defendants in a wrongful termination lawsuit brought in the District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. During July 2007, this lawsuit was settled for approximately $0.5 million. The Company had provided for this liability in its financial statements prior to the settlement.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $.05 million; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of December 31, 2007, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s voting Class A Common Stock, par value $0.10 per share, and non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively), are traded on the NASDAQ Global Select Market. The following table sets forth the high and low closing sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2006
First Quarter	$34.50	$24.59	$40.16	$31.83
Second Quarter	29.00	25.75	34.85	29.24
Third Quarter	31.25	24.95	37.61	29.49
Fourth Quarter	32.95	25.99	37.92	30.90

Year Ended December 31, 2007
First Quarter	38.11	27.36	38.71	31.22
Second Quarter	39.47	34.10	39.88	33.42
Third Quarter	38.17	32.60	36.59	29.55
Fourth Quarter	38.08	31.81	36.19	27.19

The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ Global Select Market. Effective April 7, 2008, the NASDAQ will be converting the format of all 5-character trading symbols. As such, the Company’s Common Stock will be reported under the symbols BELF.A and BELF.B after such date.

(b)  Holders

As of February 29, 2008 there were 81 registered shareholders of the Company's Class A Common Stock and 334 registered shareholders of the Company’s Class B Common Stock. The Company estimates that there were 1,037 beneficial shareholders of the Company’s Class A Common Stock and 2,480 beneficial shareholders of the Company’s Class B Common Stock as of February 29, 2008.

(c) Dividends

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On February 1, 2007, May 1, 2007 and August 1, 2007 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.5 million, $0.5 million and $0.5 million, respectively. On February 1, 2007, May 1, 2007 and August 1, 2007 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.1 million, $0.1 million and $0.1 million, respectively. During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment. As a result, on November 1, 2007, the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at October 15, 2007 of Class A and Class B Common Stock, respectively, in the total amount of $0.2 million and $0.6 million, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

On February 1, 2008 the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at January 15, 2008 of Class A and Class B Common Stock, respectively, in the total amount of $0.2 million and $0.6 million, respectively. The Company currently anticipates paying these dividends in the future.

(d)	Securities authorized for issuance under the Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,000	$28.42	816,285

Equity compensation plans not approved by security holders	-	-	-

Totals	70,000	$28.42	816,285

(e)	Issuer Purchases of Equity Securities

Issuer purchases of shares of the Company’s Class A Common Stock were as follows for the three month period ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	21,071	$36.18	21,071	121,880

November 1, 2007 - November 30, 2007	10,595	34.31	10,595	110,225

December 1, 2007 - December 31, 2007	14,267	33.81	14,267	94,531

Totals	45,933	$35.01	45,933	94,531

(a)	These share repurchases were made as part of a plan authorized by the Board of Directors during 2000 whereby the Company is authorized to purchase up to 10% of the Company's outstanding common shares.

As of December 31, 2007, the Company had cumulatively purchased and retired 23,600 shares of the Company’s Class B Common Stock. No shares of Class B common stock were repurchased during the year ended December 31, 2007. The maximum number of shares that may yet be purchased under the plan as of October 31, 2007, November 30, 2007 and December 31, 2007 were 905,198, 905,063 and 905,063, respectively.

Item 6. Selected Financial Data

	Years Ended December 31,
	2007	2006	2005 (a)	2004	2003 (a)
	(In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Net sales	$259,137	$254,933	$215,916	$190,022	$158,498
Cost of sales	203,007	192,985	156,147	132,776	113,813
Selling, general and
administrative expenses	36,117	37,800	33,152	31,302	26,757
Gain on sale of property, plant and equipment	(5,499)	-	-	-	-
Casualty loss/fixed asset impairment (c) (d)	-	1,030	-	1,033	-
Interest income - net	4,046	2,780	1,098	525	249
Gain on sale of marketable securities, net of
impairment	2,146	5,150	-	-	-
Lawsuit proceeds (b)	-	-	-	2,935	-
Earnings before provision
for income taxes	31,704	31,048	27,715	28,371	18,177
Income tax provision	5,368	5,845	7,482	3,649	4,413
Net earnings	26,336	25,203	20,233	24,722	13,764
Earnings per Class A common
share - basic	2.11	2.03	1.67	2.10	1.15
Earnings per Class A common
share - diluted	2.11	2.03	1.67	2.10	1.15
Earnings per Class B common
share - basic	2.25	2.16	1.79	2.22	1.28
Earnings per Class B common
share - diluted	2.24	2.15	1.77	2.16	1.27
Cash dividends declared per
Class A common share	0.20	0.16	0.16	0.16	0.08
Cash dividends declared per
Class B common share	0.24	0.20	0.20	0.20	0.20

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands of dollars, except per share data and percentages)
Selected Balance Sheet Data and Ratios:

Working capital	$173,171	$144,677	$128,203	$127,624	$102,370
Total assets	293,860	268,497	242,056	217,777	181,817
Long term debt	-	-	-	6,500	8,500
Stockholders' equity	244,527	222,150	201,577	178,461	146,855
Return on average
total assets (e)	9.34%	9.65%	8.83%	12.37%	7.95%
Return on average
stockholders'
equity (e)	11.30%	11.81%	10.75%	15.20%	9.93%

(a)
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

(b)
The Company was a party to an arbitration proceeding related to the acquisition of its Telecom Components business in 1998. The Company asserted that the seller breached the terms of a related Global Procurement Agreement dated October 2, 1998 and sought damages related thereto. During December 2004, the Company and the seller settled this matter. The settlement resulted in a payment to the Company and an unconditional release by the seller of all counterclaims against the Company. The net gain of $2.9 million from the settlement is included in the Company’s consolidated statement of operations for the year ended December 31, 2004.

(c)
During 2006, the Company incurred a loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

(d)
During the year ended December 31, 2004 the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1.0 million, at its Asia manufacturing facilities. The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

(e)
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

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such asset. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and other relevant accounting literature. Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

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

The Company has a significant amount of sales with several customers, including one major customer with sales of $40.3 million (15.6%) in 2007. The loss of any one of these customers could have a material adverse effect on the Company’s consolidated results of operations and financial position.

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

Our revenues are primarily driven by the designs of our products for customer applications and by working closely with our customer’s engineering staffs and aligning them with the industry standards committees and various integrated circuit (IC) manufacturers.

Our expenses are driven principally by the cost of the materials that we use and the cost of labor where our factories are located. In recent years, the increasing cost of copper, steel and petroleum-based products and an increased wage structure in Asia have contributed to increases in manufacturing costs. Effective September 1, 2006, local PRC authorities implemented a new revised standard work week, and new minimum wages and overtime rates, for areas where our factories are located.

The Company’s sales increased by $4.2 million or 1.6% from 2006 to 2007. The increase in sales is primarily due to an increase in the Company’s power products revenue by $16.3 million from 2006 to 2007. The Company’s power products used mainly in data storage and super computer applications that had been in the design phase for the past two years went into production at large OEM customers in 2007, driving this increase in sales from 2006. This was offset by a decrease in ICM sales of $12.3 million from 2006 to 2007 as a result of the Company’s de-emphasizing certain lower margin business.

Gross profit margins were lower during 2007 compared to 2006, principally due to a change in the mix of product sales. Sales of the Company’s module products have increased by $20.7 million in 2007 as compared to 2006. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products.

On January 1, 2007, the Company implemented FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which resulted in no adjustment in the liability for uncertain tax positions. During the year ended December 31, 2007, the expense for uncertain tax positions, including penalties and interest, was $0.6 million.

During 2007, the Company incurred severance and related expenses of approximately $0.8 million; wrote off approximately $0.1 million in deferred financing fees related to a credit facility no longer available because of a change in the Company’s banking relationship; incurred stock based compensation expense of $1.5 million; accrued $0.5 million of interest and penalties in connection with uncertain tax positions; and experienced a $1.0 million reduction in amortization of intangibles compared to 2006 due to certain intangibles becoming fully amortized. Additionally, the Company realized a pretax gain from the sale of real estate in the amount of $5.5 million and a pretax gain from the sale of Toko common shares in the amount of $2.5 million.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.3	75.7	72.3
Selling, general and
administrative expenses	13.9	14.8	15.4
Gain on sale of property, plant
and equipment	(2.1)	-	-
Casualty loss	-	0.4	-
Interest expense and other costs
(interest income)	(1.6)	(1.1)	(0.5)
Gain on sale of marketable
securities, net of impairment charge	(0.8)	(2.0)	-
Earnings before provision for
income taxes	12.2	12.2	12.8
Income tax provision	2.1	2.3	3.5
Net earnings	10.2	9.9	9.4

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from Prior Period
	2007 compared with 2006	2006 compared with 2005
Net sales	1.6%	18.1%

Cost of sales	5.2	23.6

Selling, general and administrative expenses	(4.5)	14.0

Net earnings	4.5	24.6

Sales

Net sales increased by $4.2 million or 1.6% from $254.9 million during 2006 to $259.1 million during 2007. The increase in sales is primarily due to an increase in the Company’s power products revenue by $16.3 million from 2006 to 2007. The Company’s power products used mainly in data storage and super computer applications that had been in the design phase for the past two years went into production at large OEM customers in 2007, driving this increase in sales from 2006. This was offset by a decrease in ICM sales of $12.3 million from 2006 to 2007 as a result of the Company’s de-emphasizing certain lower margin business.

The significant components of the Company's revenues for 2007 were magnetic products of $125.5 million (as compared with $141.5 million during 2006), interconnect products of $44.3 million (as compared with $44.5 million during 2006), module products of $70.2 million (as compared with $49.5 million during 2006), and circuit protection products of $19.1 million (as compared with $19.4 million during 2006.)

Based in part on conflicting opinions the Company received from customers and competitors in the electronics industry pertaining to revenue growth during 2007, the Company cannot predict with any degree of certainty sales revenue for 2008. Although the Company's backlog has been stable, the Company feels that such backlog is not a good indicator of revenues. The Company continues to have limited visibility as to future customer requirements. The Company had one customer with sales in excess of 10% (15.6%) of total sales during the year ended December 31, 2007. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

Net sales increased by 18.1% from $215.9 million during the year ended December 31, 2005 to $254.9 million during the year ended December 31, 2006. The Company attributes the increase to increased module sales of $21.3 million of which $3.4 million is attributable to the acquisition of Galaxy, which was included in our sales for a full year in 2006 as compared with nine months in 2005, strong demand for interconnect products resulting in an increase of $3.8 million in such sales, of which $1.2 million is attributable to the acquisition of Netwatch, and strong demand for magnetic sales resulting in an increase of $14.3 million in such sales, while circuit protection sales decreased by $0.4 million. Bel had an organic sales increase of 16.0% for the year.

The significant components of the Company's revenues for the year ended December 31, 2006 were magnetic products of $141.5 million (as compared with $127.2 million during the year ended December 31, 2005), interconnect products of $44.5 million (as compared with $40.7 million during the year ended December 31, 2005), module products of $49.5 million (as compared with $28.2 million during the year ended December 31, 2005) and circuit protection products of $19.4 million (as compared with $19.8 million during the year ended December 31, 2005).

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

 Cost of Sales

Bel generally enters into processing arrangements with five independent third party contractors in Asia. Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico and the Czech Republic.

Cost of sales as a percentage of net sales increased from 75.7% during the year ended December 31, 2006 to 78.3% during the year ended December 31, 2007. The increase in the cost of sales percentage is primarily attributable to the following:

•	The Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which are deemed to be unusable.

•
The Company incurred a 4.5% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, gold and plastic resin and increased transportation costs. Since the majority of the manufacturing is conducted in Asia, the increased material costs negatively impact the Company’s operating profits in Asia.

•
The Company is currently paying higher wage rates and benefits to its production workers in the PRC than it paid in prior periods. These higher rates and benefits are reflected in the Company’s cost of sales and result from new labor regulations and a continuing tightening of the labor market.

•
Sales of the Company’s DC-DC power products have increased by $16.3 million in 2007 compared to 2006. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $7.2 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 compared to 2006 was attributable to various factors including an increase in headcount at the Hangzhou research and development facility related to the DC-DC power products, an unfavorable change in associated exchange rates for research and development expenses in the PRC and United Kingdom, and general wage increases at the various research and development facilities.

Cost of sales as a percentage of net sales increased from 72.3% during the year ended December 31, 2005 to 75.7% during the year ended December 31, 2006. The increase in the cost of sales percentage is primarily attributable to the same factors that led to the increase in the cost of sales as a percentage of net sales from 2006 to 2007, with the exception of the 2007 warranty accrual.

Included in cost of sales are research and development expenses of $6.6 million and $7.3 million for the years ended December 31, 2006 and 2005, respectively. The principal reason for the decrease is less research and development in the United States due to the consolidation of the Bel Power and the Galaxy facilities in Massachusetts. This was offset in part by increased expenses at the Company’s PRC research and development facility which has a lower cost structure.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 14.8% during the year ended December 31, 2006 to 13.9% during the year ended December 31, 2007. The decrease in selling, general and administrative expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was approximately $1.7 million. The decrease is principally attributed to the following:

•
Legal and professional fees decreased by $1.0 million from 2006 principally due to the implementation of an internal audit and SOX function which reduced audit and external consultant fees significantly.

•	A reduction in depreciation and amortization expense of $0.7 million was primarily due to lower amortization of intangibles due to certain intangibles becoming fully amortized.

•
Sales commissions decreased by $0.3 million during 2007, due to higher sales volume in house accounts during 2007 as compared to 2006. In addition, there was a $0.2 million reduction in travel and tradeshow expenses in 2007.

•
Offsetting these factors in part, administrative salaries and related benefits increased by $0.5 million as a result of increased bonus expense in 2007. During the fourth quarter of 2007, the Company modified its bonus structure for 2008 such that bonuses are now earned based on performance and service during the fourth quarter of the previous calendar year and the first three quarters of the current calendar year, as opposed to the prior structure whereby it was based on performance and service of the four calendar quarters of the current year. This resulted in the Company recording bonus expense in 2007 for the 2007 calendar year, plus an additional accrual for the first quarter of the 2008 bonus period. Such additional accrual amounted to approximately $0.5 million in the fourth quarter of 2007.

The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.4% during the year ended December 31, 2005 to 14.8% during the year ended December 31, 2006, in part as a result of the Company's ability to leverage general and administrative expenses over a larger revenue base. The $4.6 million increase in the dollar amount of such expenses included increased selling expenses of approximately $1.4 million, including $.2 million in Bel Power related expenses. The $3.2 million increase in general and administrative expenses included $1.0 million related to Bel Power, additional salaries, wages and bonuses of $2.3 million, principally attributable to the $1.0 million bonus approved by the Board of Directors in connection with the gain from the sale of Artesyn stock, additional stock compensation expense of $.8 million, partially arising from the Company’s implementation of SFAS No. 123 (R) during 2006 (See below and Notes 1 and 10 of the Notes to the Company’s Consolidated Financial Statements), and additional professional fees of $1.0 million principally related to Sarbanes-Oxley compliance and legal expenses in connection with various lawsuits in which the Company is involved. These increases were offset in part by other net decreases in several expense accounts totaling $1.9 million.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $1.3 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. Interest income earned on cash and cash equivalents increased by approximately $1.4 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increases in both 2007 and 2006 were due primarily to increased balances of cash and cash equivalent balances and marketable securities and increased yields on such balances.

Interest Expense and Other Costs

Interest expense and other costs amounted to $0.1 million during the year ended December 31, 2007 related primarily to the write off of financing expenses incurred in connection with the Company’s credit facility. During the year ended December 31, 2006, interest expense amounted to $0.1 million, representing financing expenses related to the Company's credit facility in the United States.

During the year ended December 31, 2005, the interest expense of $0.3 million related to a $10 million term loan for the acquisition of Insilco's Passive Components Group. The loan bore interest at LIBOR plus 1.50%, payable quarterly, and was completely paid off by June 30, 2005.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $5.5 million. The sale of the Company's real estate in Macao reflects the Company's decision to cease manufacturing in Macao and to consolidate manufacturing in larger more efficient facilities. During the fourth quarter of 2007 the Company ceased manufacturing in a small plant in the PRC.

Gain on Sale of Marketable Securities, net of Impairment Charge

During the year ended December 31, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million, offset by an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio. See the Liquidity and Capital Resources section of Item 7. During the year ended December 31, 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

Casualty Loss

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic. The loss was for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2007 was $5.4 million compared to a $5.8 million provision for the year ended December 31, 2006. The Company's earnings before income taxes for the year ended December 31, 2007 are approximately $0.7 million higher than in 2006. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 16.9% and 18.8% for the years ended December 31, 2007 and December 31, 2006, respectively. During 2007 certain statutes of limitations expired, which resulted in a reversal of certain liabilities for uncertain tax positions in the amount of $1.4 million. During 2007 a tax assessment was paid to the Inland Revenue Department (“IRD”) in Hong Kong in the amount of $3.8 million, which resulted in a reduction in the Company’s liability for uncertain tax positions in the amount of $3.8 million. The payment of this Hong Kong IRD assessment resulted in higher foreign tax credits being available for U.S. tax purposes. This resulted in a $0.7 million reduction in the Company’s liability for uncertain tax positions during the year ended December 31, 2007. Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2006 tax returns.

The provision for income taxes for the year ended December 31, 2006 was $5.8 million compared to $7.5 million during the year ended December 31, 2005. The Company's earnings before income taxes for the year ended December 31, 2006 were approximately $3.3 million higher than in 2005. During the year ended December 31, 2006, the Company incurred lower taxes of approximately $1.7 million principally as a result of lower foreign taxes in Asia due to the implementation by the Company of its Macao Commercial Offshore Company (“MCO”), which is not subject to Macao corporate income taxes. This was offset in part by higher United States taxes resulting principally from the gain from the sale of marketable securities (Artesyn). This had an impact of reducing the effective tax rate from 27.0% for the year ended December 31, 2005 to 18.8% for the year ended December 31, 2006 (measured by reflecting the tax provision as a percentage of earnings before provision for income taxes). Additionally, during the year ended December 31, 2005, the Company repatriated $70.6 million of foreign earnings which resulted in higher taxes of $3.1 million during the year ended December 31, 2005.

The Company has the majority of its products manufactured on the mainland of the People’s Republic of China (“PRC”), and has not been subject to corporate income tax on manufacturing services provided by third parties in the PRC. The Company no longer conducts manufacturing activities in Hong Kong or Macau. Hong Kong imposes corporate income tax at a rate of 17.5 percent solely on income sourced to Hong Kong. That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong.

Macao currently has a statutory maximum corporate income tax rate of 12 percent. Since most of the Company's operations are conducted in Asia, the majority of its profits are sourced in these three jurisdictions in Asia. Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in Asia. Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

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

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations. If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in Asia, such funds would be subject to United States Federal income taxes. During the year ended December 31, 2005, management repatriated foreign earnings of approximately $70.6 million which were eligible for the reduced tax rate of 5.25% under the American Jobs Creations Act of 2004. See Note 8 of Notes to Consolidated Financial Statements.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the year ended December 31, 2007, the Company recognized approximately $0.5 million in interest and penalties in the Consolidated Statement of Operations. The Company has approximately $1.8 million accrued for the payment of interest and penalties at December 31, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006. During April 2007, the IRS wrote a preliminary letter to the Company accepting the tax return as originally filed for 2004.

The Company is currently being audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006. This examination is in its early stages and to date no adjustments have been proposed by New Jersey.

During February 2008, the Company received correspondence from the State of California Franchise Tax Board. They are requesting copies of U.S. federal income tax returns for the years 2005 and 2006 for further analysis to determine if the tax returns will be selected for audit.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. However, the Chinese Renminbi has appreciated in value significantly during 2007 and 2006. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC. Commencing with the Company’s acquisition of its Passive Components Group in 2005, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds.  Conversion of these transactions into U.S. dollars has resulted in a currency exchange loss of ($0.2) million for the year ended December 31, 2006, which was charged to expense, and approximately $1.0 million, $0.4 million and ($0.7) million for the years ended December 31, 2007, 2006 and 2005, respectively, in unrealized exchange gains (losses) relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Realized currency gains (losses) during the years ended December 31, 2007 or 2005 were not material. Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings. Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for at least the next twelve months. Such statement constitutes a Forward Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

As of December 31, 2006, a $20 million line of credit was available to the Company to borrow. The loan was collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company. During February 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of December 31, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at December 31, 2007. The line of credit expires during July 2008. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded interest expense of approximately $0.1 million, $0.1 million and $0.3 million, respectively.

For information regarding further commitments under the Company’s operating leases, see Note 15 of the Notes to the Company’s consolidated financial statements.

The Company completed construction of a 117,000 square foot manufacturing facility, during November 2006, in Zhongshan City, PRC for approximately $1.3 million.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $0.4 million. The Company anticipates resolution of this sale, release of the escrow and corresponding guarantees and recognition of the gain during fiscal 2008. As the timing of the release of the escrow of $4.6 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Consolidated Balance Sheet as of December 31, 2007. Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

At December 31, 2007, the Company has an investment consisting of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. Since June 2007, the Company has invested a portion of its cash balances on hand in this fund; during the second and third quarters of 2007, the amounts were appropriately classified as cash equivalents in the consolidated balance sheet as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. At that time, the Company had $25.7 million invested in this fund, including $0.7 million of reinvested interest. As such, the Company redesignated the Columbia Portfolio units from cash equivalents to short-term investments or long-term investments based upon the liquidation schedule provided by the fund in the accompanying consolidated balance sheet as of December 31, 2007.

On December 21, 2007, the Company received a cash payment of $2.3 million as redemption for 2,311,635 shares (9%). A realized loss of less than $0.1 million was recorded and is included in Gain on Sale of Marketable Securities, net in the accompanying Statement of Operations for the year ended December 31, 2007. At December 31, 2007, the closing net asset value (“NAV”) of the Columbia Portfolio was $0.9874. Subsequent to the Company’s December 31, 2007 year end and through February 29, 2008, the Company has received additional cash redemptions of $7.8 million at approximately $.9857 per unit.

As a result of these circumstances, the Company deemed a portion of its carrying value in the Columbia Portfolio to be other-than-temporarily impaired at December 31, 2007. Accordingly, the Company wrote down the carrying value of the investments to their then current market value at December 31, 2007 and the reduction in value of $0.3 million was recorded as an impairment charge during the fourth quarter of 2007. This is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. Information and the markets relating to these investment remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of December 31, 2007, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $172.9 million as of December 31, 2007. These shares are reflected on the Company’s consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2007, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive loss in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for less than twelve months. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $4.20 (the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share). As discussed below, in the second quarter of 2007, a gain was recognized on the disposition of the majority of the Company’s holdings of Toko stock. Toko recently issued its financial results for the quarter ended December 31, 2007 and it showed a quarter over quarter increase in sales of 5.6% as compared to the fourth quarter of 2006 and increased profitability. The Company has the intention and the ability to hold the investment until it is in a gain position. As a result of these factors, management believes that the investment in Toko is not other-than-temporarily impaired.

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million. The Company accrued bonuses of $0.5 million in connection with this gain which were paid in January 2008. For financial statement purposes approximately $0.4 million and $0.1 million has been classified within cost of sales and selling, general and administrative expenses, respectively.

During 2004, the Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16.3 million. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $0.9 million. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement purposes approximately $0.3 million and $0.7 million was classified within cost of sales and selling, general and administrative expenses, respectively, and was paid to key employees in January 2007.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $.8 million and had purchased and retired 160,033 Class A common shares at a cost of approximately $5.7 million. No shares of Class B common stock were repurchased during the year ended December 31, 2007 and 160,033 Class A shares were repurchased during the year ended December 31, 2007. During January 2008, the Company purchased an additional 12,207 Class A common shares at a cost of $0.4 million.

During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment. As such, on November 1, 2007, the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at October 15, 2007 of Class A and Class B Common Stock, respectively, in the total amount of $0.2 million and $0.6 million, respectively.

During the year ended December 31, 2007, the Company's cash and cash equivalents increased by $7.1 million, reflecting approximately $19.8 million provided by operating activities (principally as a result of net income of $26.3 million and depreciation and amortization expense of $7.9 million offset principally by $7.6 million from gains on sale of marketable securities and property, plant and equipment and changes in deferred income taxes of $2.0 million), offset by approximately $6.5 million used in investing activities (primarily as a result of the redesignation of the Columbia Portfolio funds of $25.7 million from a cash equivalent to an investment, $11.8 million used for purchases of marketable securities and $9.2 million for the purchase of property, plant and equipment offset, in part, by $26.7 million from the sale of marketable securities and $11.3 million from the sale of property, plant and equipment) and approximately $6.6 million used in financing activities (principally reflecting $5.7 million for the repurchase of the Company’s common stock and $2.5 million for payments of dividends, partially offset by $1.5 million from the exercise of stock options).

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

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 54.4% and 50.7% of the Company's total assets at December 31, 2007 and December 31, 2006, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.2 to 1 and 4.5 to 1 at December 31, 2007 and December 31, 2006, respectively.

Accounts receivable, net of allowances, were $52.2 million at December 31, 2007, as compared with $43.8 million at December 31, 2006. The increase in accounts receivable is primarily due to a 14.5% increase in fourth quarter sales for 2007 as compared to 2006. The Company’s days sales outstanding (DSO) has remained consistent from last year. Inventories were $39.0 million at December 31, 2007, as compared with $46.3 million at December 31, 2006. Inventory levels at December 31, 2007 were lower due to high demand leading up to the Lunar New Year holidays in the PRC. Short-term investments were $20.5 million at December 31, 2007 as compared with $0 at December 31, 2006. This increase relates to the redesignation of the Company’s investment in the Columbia Portfolio from a cash equivalent to an investment as previously discussed in this section. Income taxes payable was $4.0 million at December 31, 2007 as compared with $11.1 million at December 31, 2006. With the adoption of FIN 48, a portion of the income taxes payable which related to the liability for uncertain tax positions was reclassified to a long-term liability.

The following table sets forth at December 31, 2007 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below. This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $2.3 million included in income taxes payable and $6.9 million included in liability for uncertain tax positions, as of December 31, 2007, due to the uncertain timing of the resolution of such matters.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure obligations	$4,546	$4,546	$-	$-	$-
Operating leases	5,255	1,595	1,899	1,317	444
Raw material purchase obligations	22,309	22,309	-	-	-

Total	$32,110	$28,450	$1,899	$1,317	$444

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2007, the SERP had an unfunded benefit obligation of approximately $1.2 million, net of deferred income tax benefit. The gross minimum pension obligation and unfunded benefit obligation in the amount of $4.7 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet. Included in other assets at December 31, 2007 are marketable securities with an estimated value of $4.9 million, which have been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

New Financial Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company implemented FIN 48. At that date, the Company’s liability for uncertain tax positions amounted to $12.4 million, of which $7.2 million was classified as a noncurrent liability and the remainder was classified as a current liability as a component of income tax payable. There was no charge to equity upon adoption. For additional information regarding the accounting treatment and effect of FIN 48, see Note 8 of Notes to the Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”. This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) “Noncontrolling Interests in Consolidated Financial Statements”, which is effective on January 1, 2009 for calendar year companies. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The Company does not believe that SFAS 160 will have a material impact on its financial statements.

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

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. At December 31, 2007, two of the Company’s investments - the Company’s investment in Toko stock and the Company’s investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) have been subject to recent market declines and if this trend continues, it could have a negative impact on the Company’s results of operations. If the per share fair market value of the remaining 1.8 million shares of Toko stock were to decrease by $0.18 per share (10% of the December 31, 2007 Toko stock price), this would result in an additional unrealized loss of $0.3 million. This investment has been in a loss position since April 2007. While the Company has the ability and intent to hold the stock for an indefinite period of time, if the stock price does not regain a positive position within the next three to six months, this investment may be deemed other-than-temporarily impaired. This would result in recognition of a realized loss on the Toko investment (the associated pre-tax unrealized loss at December 31, 2007 is $2.4 million). The Company’s investment in the Columbia portfolio has also been sensitive to the recent market decline. In December 2007, the Company was notified that its $25.7 million investment in the Columbia Portfolio was being liquidated and that the fund was converting from a fixed net asset value (“NAV”) to a floating NAV, which resulted in the Company’s recording a $0.3 million impairment charge. See Note 4 of the Notes to the Company’s Consolidated Financial Statements. As of December 31, 2007, the Company has a total of $23.1 million invested in the Columbia portfolio. If the NAV were to decline by 0.0987 (10% of the NAV of $0.9874 at December 31, 2007), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $2.3 million.

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Macao Pataca, the Chinese Renminbi, Euros, British Pounds and the Czech Koruna. Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

The Company believes that a change in interest rates of 1% or 2% would not have a material effect on the Company's consolidated statement of operations or balance sheet.

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

BEL FUSE INC.
INDEX

Financial Statements	Page

Report of Independent Registered
Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as of
December 31, 2007 and 2006	F-3 - F-4

Consolidated Statements of Operations for Each
of the Three Years in the Period Ended
December 31, 2007	F-5

Consolidated Statements of Stockholders' Equity
for Each of the Three Years in the Period Ended
December 31, 2007	F-6 - F-7

Consolidated Statements of Cash Flows for
Each of the Three Years in the Period Ended
December 31, 2007	F-8 - F-10

Notes to Consolidated Financial Statements	F-11 - F-44

Condensed Selected Quarterly Financial Data -
Years Ended December 31, 2007 and 2006
(Unaudited)	F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. In addition, as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006 and SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006.

DELOITTE & TOUCHE LLP

New York, New York
March 14, 2008

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$83,875	$76,761
Marketable securities	3,273	15,576
Short-term investment	20,542	-
Accounts receivable - less allowance for doubtful
accounts of $977 and $1,087 at December 31,
2007 and 2006, respectively	52,217	43,766
Inventories	39,049	46,297
Prepaid expenses and other current
assets	1,446	1,382
Refundable income taxes	3,168	-
Deferred income taxes	2,661	1,666
Assets held for sale	-	848

Total Current Assets	206,231	186,296

Property, plant and equipment - net	41,113	44,289

Restricted cash	4,553	-
Long-term investment	2,536	-
Deferred income taxes	4,364	3,425
Intangible assets - net	1,181	1,892
Goodwill	28,447	28,117
Other assets	5,435	4,478

TOTAL ASSETS	$293,860	$268,497

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,145	$17,245
Accrued expenses	12,113	12,713
Income taxes payable	4,007	11,094
Dividends payable	795	567
Total Current Liabilities	33,060	41,619

Long-term Liabilities:
Deferred gain on sale of property	4,645	-
Liability for uncertain tax positions	6,930	-
Minimum pension obligation and
unfunded pension liability	4,698	4,728
Total Long-term Liabilities	16,273	4,728

Total Liabilities	49,333	46,347

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000
shares; none issued	-	-
Class A common stock, par value $.10 per share -
authorized 10,000,000 shares; outstanding
2,545,644 and 2,702,677 shares, respectively
(net of 1,072,770 treasury shares)	255	270
Class B common stock, par value $.10 per share -
authorized 30,000,000 shares; outstanding
9,286,627 and 9,167,665 shares, respectively
(net of 3,218,310 treasury shares)	929	917
Additional paid-in capital	29,107	31,826
Retained earnings	214,580	190,953
Accumulated other comprehensive loss	(344)	(1,816)
Total Stockholders' Equity	244,527	222,150

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$293,860	$268,497

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005

Net Sales	$259,137	$254,933	$215,916

Costs and expenses:
Cost of sales	203,007	192,985	156,147
Selling, general and administrative	36,117	37,800	33,152
Gain on sale of property, plant and equipment	(5,499)	-	-
Casualty loss	-	1,030	-
	233,625	231,815	189,299

Income from operations	25,512	23,118	26,617
Interest expense and other costs	(123)	(71)	(325)
Gain on sale of marketable securities, net of impairment	2,146	5,150	-
Interest income	4,169	2,851	1,423

Earnings before provision for income taxes	31,704	31,048	27,715
Income tax provision	5,368	5,845	7,482

Net earnings	$26,336	$25,203	$20,233

Earnings per share

Earnings per Class A common share
Basic	$2.11	$2.03	$1.67

Diluted	$2.11	$2.03	$1.67

Weighted average Class A common shares
outstanding - basic	2,637,409	2,702,677	2,702,677

Weighted average Class A common shares
outstanding - diluted	2,637,409	2,702,677	2,702,677

Earnings per Class B common share
Basic	$2.25	$2.16	$1.79

Diluted	$2.24	$2.15	$1.77

Weighted average Class B common shares
outstanding - basic	9,244,198	9,104,897	8,807,498

Weighted average Class B common shares
outstanding - diluted	9,266,016	9,149,445	8,890,581

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional	Stock-
		hensive	Retained	Comprehensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital	Compensation

Balance, January 1, 2005	$178,461		$149,949	$5,387	$270	$866	$21,989	-

Exercise of stock options	4,116					20	4,096
Tax benefits arising from the disposition of non-qualified incentive stock options	430						430	-
Cash dividends declared on Class A common stock	(431)		(431)
Cash dividends declared on Class B common stock	(1,760)		(1,760)
Issuance of restricted common stock	5,214					15	5,199
Deferred stock-based compensation	(3,742)							$(3,742)
Currency translation adjustment	(669)	$(669)		(669)
Change in unrealized gain or loss on marketable securities - net of taxes	(454)	(454)		(454)
Stock-based compensation expense	179							179
Net earnings	20,233	20,233	20,233
Comprehensive income		$19,110

Balance, December 31, 2005	201,577		167,991	4,264	270	901	31,714	(3,563)

Exercise of stock options	3,187					14	3,173
Tax benefits arising from the disposition of non-qualified incentive stock options	336						336	-
Cash dividends declared on Class A common stock	(431)		(431)
Cash dividends declared on Class B common stock	(1,810)		(1,810)
Issuance of restricted common stock	-					2	(2)
Deferred stock-based compensation	(1,403)						(1,403)	-
Currency translation adjustment	387	$387		387
Change in unrealized gain or loss on marketable securities - net of taxes	(4,820)	(4,820)		(4,820)
Stock-based compensation expense	1,571						1,571	-
Adoption of SFAS No. 123 (R)	-						(3,563)	3,563
Unfunded SERP liability-net of taxes upon adoption of SFAS No. 158	(1,647)			(1,647)
Net earnings	25,203	25,203	25,203
Comprehensive income		$20,770

Balance, December 31, 2006	222,150		190,953	(1,816)	270	917	31,826	-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional
		hensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, December 31, 2006	$222,150		$190,953	$(1,816)	$270	$917	$31,826

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition of non-qualified incentive stock options	149						149
Cash dividends declared on Class A common stock	(534)		(534)
Cash dividends declared on Class B common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	960		960
Unrealized holding gains on marketable securites arising during the year, net of taxes	2,077	2,077		2,077
Reclassification adjustment for gains included in net earnings, net of taxes	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability, net of taxes	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$26,336	$25,203	$20,233
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,921	9,027	10,104
Casualty loss	-	1,030	-
Stock-based compensation	1,465	1,571	248
Excess tax benefits from share-based
payment arrangements	(149)	(336)	-
Gain on sale of marketable securities, net of
impairment charge in 2007 of $294	(2,146)	(5,150)	-
Gain on sale of property, plant and equipment	(5,499)	-	-
Other, net	207	678	1,464
Deferred income taxes	(2,039)	(988)	(3,602)
Changes in operating assets
and liabilities (net of acquisitions)	(6,250)	(12,003)	2,825
Net Cash Provided by
Operating Activities	19,846	19,032	31,272

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,169)	(9,364)	(7,746)
Purchase of intangible asset	(100)	-	-
Purchase of marketable securities	(11,801)	(3,634)	(17,999)
Redesignation of cash equivalent to
investment (Note 4)	(25,684)	-	-
Redemption of investment	2,284	-	-
Payment of investment banking advisory fee	-	(300)	-
Payment for acquisitions - net of cash acquired	-	(6,961)	(20,807)
Proceeds from sale of marketable securities	26,647	24,490	1,622
Proceeds from sale of property, plant and equipment	11,332	-	253
Net Cash (Used in) Provided by
Investing Activities	(6,491)	4,231	(44,677)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from borrowings	-	-	12,000
Loan repayments	-	-	(19,361)
Proceeds from exercise of stock options	1,452	3,187	4,116
Dividends paid to common shareholders	(2,473)	(2,223)	(2,183)
Purchase and retirement of Class A
common stock	(5,733)	-	-
Excess tax benefits from share-based
payment arrangements	149	336	-
Net Cash (Used In) Provided by
Financing Activities	(6,605)	1,300	(5,428)

Effect of exchange rate changes on cash	364	200	(367)

Net Increase (decrease) in
Cash and Cash Equivalents	7,114	24,763	(19,200)
Cash and Cash Equivalents
- beginning of year	76,761	51,998	71,198
Cash and Cash Equivalents
- end of year	$83,875	$76,761	$51,998

Changes in operating assets
and liabilities (net of acquisitions) consist of:
Increase in accounts
receivable	$(7,934)	$(4,280)	$(2,638)
Decrease (increase) in inventories	7,482	(13,501)	(1,145)
(Increase) decrease in prepaid expenses
and other current assets	(1)	288	809
Increase in other assets	(1,135)	(499)	(384)
(Decrease) increase in accounts payable	(1,184)	2,658	3,630
(Decrease) increase in income taxes	(3,194)	1,590	3,072
(Decrease) increase in
accrued expenses	(284)	1,741	(519)

	$(6,250)	$(12,003)	$2,825

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Supplementary information:
Cash paid during the year for:
Income taxes	$10,809	$4,451	$6,578
Interest	$-	$71	$325

Details of acquisitions:
Fair value of assets acquired (excluding
cash acquired of $312 in 2005)	$-	$-	$6,077
Intangibles	-	447	2,658
Goodwill	-	6,000	12,546
	-	6,447	21,281

Amounts paid (held back) on
acquisition payment	-	514	(474)

Cash paid for acquisitions	$-	$6,961	$20,807

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2007 and December 31, 2006, cash equivalents approximated $33.4 million and $35.8 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value. See Note 4 for further discussion regarding an impairment charge taken in the fourth quarter of 2007.

The fair values of marketable securities are based on quoted market prices. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

ACQUISITION EXPENSES - The Company currently capitalizes all direct costs associated with proposed acquisitions. If the proposed acquisition is consummated, such costs will be included as a component of the overall cost of the acquisition. Such costs are expensed at such time as the Company deems the consummation of a proposed acquisition to be unsuccessful. Effective January 1, 2009, acquisition-related costs, including restructuring costs, will be recognized separately from the acquisition and will generally be expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency losses were ($0.2) million for the year ended December 31, 2006, and have been expensed as a component of selling, general and administrative expense in the consolidated statement of operations. Realized foreign currency gains (losses) for the years ended December 31, 2007 or 2005 were not material.

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

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument. In December 2007, the Company was notified that a $25.7 million investment in the Columbia Strategic Cash Portfolio was being liquidated and the fund was converting from a fixed net asset value (NAV) to a floating NAV. As a result, the Company recorded a $0.3 million impairment charge in the fourth quarter of 2007. See Note 4 for additional information regarding this liquidation.

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

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2007, 2006 and 2005, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects. During June 2007, the Company established a warranty accrual related to certain defective parts sold to a customer primarily within the same quarter, which the Company is replacing, in the amount of approximately $1.2 million, which included a $0.4 million inventory write off of inventory on hand. Such accrual has been classified within cost of sales. As of December 31, 2007, the Company has a remaining warranty accrual related to these defective parts in the amount of $0.9 million. The Company believes that this liability will be utilized in 2008. As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

The Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the customer's quality specifications. However, the Company may permit its customers to return product for other reasons. In these instances, the Company would generally require a significant cancellation penalty payment by the customer. The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers. Such estimates are deducted from sales and provided for at the time revenue is recognized.

GOODWILL - The Company tests goodwill for impairment annually during the fourth quarter, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

The principal items giving rise to deferred taxes are deferred gains on property sales, unrealized gains/losses on marketable securities available for sale, foreign tax credits, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including the SERP which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes.

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” See Note 8 for further discussion.

EARNINGS PER SHARE - The Company utilizes the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	2007	2006	2005
Numerator:
Net earnings	$26,336	$25,203	$20,233
Less Dividends declared:
Class A	534	431	431
Class B (1)	2,217	1,810	1,760
Undistributed earnings	$23,585	$22,962	$18,042

Undistributed earnings allocation - basic:
Class A undistributed earnings	$5,039	$5,061	$4,080
Class B undistributed earnings	18,546	17,901	13,962
Total undistributed earnings	$23,585	$22,962	$18,042

Undistributed earnings allocation - diluted:
Class A undistributed earnings	$5,030	$5,041	$4,051
Class B undistributed earnings	18,555	17,921	13,991
Total undistributed earnings	$23,585	$22,962	$18,042

Net earnings allocation - basic:
Class A undistributed earnings	$5,573	$5,492	$4,511
Class B undistributed earnings	20,763	19,711	15,722
Net earnings	$26,336	$25,203	$20,233

Net earnings allocation - diluted:
Class A undistributed earnings	$5,564	$5,472	$4,482
Class B undistributed earnings	20,772	19,731	15,751
Net earnings	$26,336	$25,203	$20,233

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,637,409	2,702,677	2,702,677

Class B - basic	9,244,198	9,104,897	8,807,498
Dilutive impact of stock options and
unvested restricted stock awards	21,818	44,548	83,083
Class B - diluted	9,266,016	9,149,445	8,890,581

Earnings per share:
Class A - basic	$2.11	$2.03	$1.67
Class A - diluted	$2.11	$2.03	$1.67

Class B - basic	$2.25	$2.16	$1.79
Class B - diluted	$2.24	$2.15	$1.77

(1)	Includes dividends on restricted shares which were expensed in the fourth quarter of 2007

During the years ended December 31, 2007, 2006 and 2005, respectively, 14,000, 14,000, and 20,000 outstanding options were not included in the foregoing computations for Class B common shares because they were antidilutive.

STOCK-BASED COMPENSATION - The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. Effective January 1, 2006, the Company accounts for stock-based compensation under SFAS No. 123 (R), "Share-Based Payment". The Company adopted SFAS 123(R) using the modified prospective method. Under modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS 123(R) using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

During the years ended December 31, 2007, 2006 and 2005, the Company issued 74,200, 21,600 and 152,400 class B common shares, respectively, under a restricted stock plan to various employees and directors. For additional information regarding the accounting treatment and effect on the Consolidated Financial Statements see Note 13 of Notes to the Consolidated Financial Statements.

Prior to January 1, 2006, the Company accounted for stock option grants issued to employees in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and had adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. As such, for periods prior to January 1, 2006, the Company presents pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied under SFAS No. 123 (dollars in thousands, except per share data).

Year Ended
December 31, 2005
Net earnings - as reported	$20,233
Add: Stock-based compensation
expense included in net earnings,
net of taxes, as reported	179
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,
net of taxes	(643)
Net earnings- pro forma	$19,769
Earnings per Class A common share -
basic-as reported	$1.67
Earnings per Class A common share -
basic-pro forma	$1.63
Earnings per Class A common share -
diluted-as reported	$1.67
Earnings per Class A common share -
diluted-pro forma	$1.63
Earnings per Class B common share -
basic-as reported	$1.79
Earnings per Class B common share -
basic-pro forma	$1.74
Earnings per Class B common share -
diluted-as reported	$1.77
Earnings per Class B common share -
diluted-pro forma	$1.73

No options were granted during the years ended December 31, 2007, 2006 and 2005.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $7.2 million, $6.6 million and $7.3 million, respectively.

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

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform to the current year presentation, principally in the detailed disclosures within the footnote pertaining to Property, Plant and Equipment.

NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of “more likely than not”. The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company implemented FIN 48. At that date, the Company’s liability for uncertain tax positions amounted to $12.4 million, of which $7.2 million was classified as a noncurrent liability and the remainder was classified as a current liability as a component of income tax payable. There was no charge to equity upon adoption. For additional information regarding the accounting treatment and effect of FIN 48, see Note 8 of Notes to the Consolidated Financial Statements.

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

SFAS No. 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”. This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this statement in 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) “Noncontrolling Interests in Consolidated Financial Statements”, which is effective on January 1, 2009 for calendar year companies. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The Company does not believe that SFAS 160 will have a material impact on its financial statements.

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

The following unaudited pro forma summary results of operations assume that Galaxy and Netwatch s.r.o. had been acquired as of January 1, 2005 (dollars in thousands, except per share data):

Year Ended
December 31, 2005
Net sales	$221,227
Net earnings	20,026
Earnings per share - diluted
Class A	1.65
Class B	1.75

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 1 to 10 years. Amortization expense was $0.8 million, $1.8 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Current Concepts was to be paid 16% of the first $10.0 million in sales through May 2007. This $10.0 million benchmark was reached during the second quarter of 2006. During the years ended December 31, 2006 and 2005, the Company paid approximately $0.4 million and $0.5 million, respectively, in contingent purchase price payments to Current Concepts. The contingent purchase price payments for Current Concepts were accounted for as additional purchase price and as an increase to covenants not to compete within intangible assets when such payment obligations were incurred. No additional payments will be made under the Current Concepts agreement.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the years ended December 31, 2007 and 2006 are as follows (dollars in thousands):

	Total	Asia	North America	Europe
Balance, January 1, 2006	$22,428	$6,407	$14,413	$1,608

Goodwill related to contingent
purchase price payments	6,000	6,000	-	-

Purchase price adjustment -
reclassification to intangible assets	(670)	-	(670)	-

Other purchase price and foreign
exchange adjustments	359	-	323	36

Balance, December 31, 2006	28,117	12,407	14,066	1,644

Foreign exchange	330	-	-	330

Balance, December 31, 2007	$28,447	$12,407	$14,066	$1,974

The components of intangible assets other than goodwill by geographic reporting unit are as follows (dollars in thousands):

December 31, 2007

	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Patents and Product
Information	$2,750	$2,385	$2,468	$2,150	$282	$235

Customer relationships	1,830	1,014	-	-	1,830	1,014

	$4,580	$3,399	$2,468	$2,150	$2,112	$1,249

December 31, 2006
	Total		Asia		North America
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Patents and Product
Information	$2,935	$2,251	$2,653	$2,044	$282	$207

Customer relationships	1,830	648	-	-	1,830	648

Covenants not-to-compete	5,300	5,274	4,500	4,500	800	774

	$10,065	$8,173	$7,153	$6,544	$2,912	$1,629

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Amortization
December 31,	Expense
2008	$536
2009	432
2010	131
2011	24
2012	10

The weighted-average estimated life of each major intangible asset class as of December 31, 2007 is as follows:

Weighted-Average
Intangible Asset	Estimated Life
Patents and product information	1.3 years
Customer relationships	2.2 years

The weighted-average amortization period of the Company’s intangible assets at December 31, 2007 is 1.7 years.

4. MARKETABLE SECURITIES

At December 31, 2007, the Company has an investment consisting of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. Since June 2007, the Company has invested a portion of its cash balances on hand in this fund; during the second and third quarters of 2007, the amounts were appropriately classified as cash equivalents in the consolidated balance sheet as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. At that time, the Company had $25.7 million invested in this fund, including $0.7 million of reinvested interest. As such, the Company redesignated the Columbia Portfolio units from cash equivalents to short-term investments or long-term investments based upon the liquidation schedule provided by the fund.

On December 21, 2007, the Company received a cash payment of $2.3 million as redemption for 2,311,635 shares (9%). A realized loss of less than $0.1 million was recorded and is included in Gain on Sale of Marketable Securities, net in the accompanying Statement of Operations for the year ended December 31, 2007. At December 31, 2007, the closing net asset value (“NAV”) of the Columbia Portfolio was $0.9874. Subsequent to the Company’s December 31, 2007 year end and through February 29, 2008, the Company has received additional cash redemptions of $7.8 million at approximately $.9857 per unit.

As a result of these circumstances, the Company deemed a portion of its carrying value in the Columbia Portfolio to be other-than-temporarily impaired at December 31, 2007. Accordingly, the Company wrote down the carrying value of the investments to their then current market value at December 31, 2007 and the reduction in value of $0.3 million was recorded as an impairment charge during the fourth quarter of 2007. This is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. Information and the markets relating to these investment remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of December 31, 2007, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $172.9 million as of December 31, 2007. These shares are reflected on the Company’s consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of December 31, 2007, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $1.5 million which is included in accumulated other comprehensive loss in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for less than twelve months. In accordance with FSP 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $4.20 (the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share). As discussed below, in the second quarter of 2007, a gain was recognized on the disposition of the majority of the Company’s holdings of Toko stock. Toko recently issued its financial results for the quarter ended December 31, 2007 and it showed a quarter over quarter increase in sales of 5.6% as compared to the fourth quarter of 2006 and increased profitability. The Company has the intention and the ability to hold the investment until it is in a gain position. As a result of these factors, management believes that the investment in Toko is not other-than-temporarily impaired.

During April 2007, the Company sold 4.0 million shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million. The Company accrued bonuses of $0.5 million in connection with this gain which were paid in January 2008. For financial statement purposes approximately $0.4 million and $0.1 million has been classified within cost of sales and selling, general and administrative expenses, respectively.

During 2004, the Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16.3 million. On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash. During the second quarter of 2006, in connection with the Company's sale of its Artesyn common stock, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $0.9 million. The Company accrued bonuses of $1.0 million in connection with the gain. For financial statement purposes approximately $0.3 million and $0.7 million was classified within cost of sales and selling, general and administrative expenses, respectively, and was paid to key employees in January 2007.

At December 31, 2007 and 2006, respectively, marketable securities had a cost of approximately $5.6 million and $18.0 million, an estimated fair value of approximately $3.3 million and $15.6 million and gross unrealized losses of approximately $(2.3) million and $(2.4) million. Such unrealized losses are included, net of tax, in accumulated other comprehensive loss. The Company had no realized losses for the year ended December 31, 2007, 2006 or 2005. Included in other assets at December 31, 2007 and 2006 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million and $3.8 million, respectively, and an estimated fair value of approximately $4.9 million and $4.1 million, respectively. The unrealized net gains of $0.3 million in each of 2007 and 2006 are included, net of tax, in accumulated other comprehensive loss.

5. INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2007	2006
Raw materials	$24,089	$24,374
Work in progress	2,434	3,531
Finished goods	12,526	18,392
	$39,049	$46,297

6. CASUALTY LOSS

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds. The production at this facility was substantially restored during July 2006.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2007	2006
Land	$3,239	$3,585
Buildings and improvements	27,035	25,167
Machinery and equipment	55,425	59,083
Construction in progress	3,431	1,881
	89,130	89,716
Less accumulated depreciation	48,017	45,427
	$41,113	$44,289

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $7.1 million, $7.2 million and $7.5 million, respectively.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $0.4 million. The Company anticipates resolution of this sale, release of the escrow and corresponding guarantees and recognition of the gain during fiscal 2008. As the timing of the release of the escrow of $4.6 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Consolidated Balance Sheet as of December 31, 2007. Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), on January 1, 2007. Although the implementation of FIN 48 did not impact the total amount of the Company’s liabilities for uncertain tax positions, which amounted to $12.4 million at January 1, 2007, the Company separately recognizes the liability for uncertain tax positions on its balance sheet. Included in the liabilities for uncertain tax positions at the date of adoption is $1.4 million for interest and penalties.

At December 31, 2007, the Company has approximately $9.2 million of liabilities for uncertain tax positions ($2.3 million included in income tax payable and $6.9 million included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004 and for state examinations before 2003. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2000. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006. During April 2007, the IRS wrote a preliminary letter to the Company accepting the tax return as originally filed for 2004.

The Company is currently being audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006. This examination is in its early stages and to date no adjustments have been proposed by New Jersey.

During February 2008, the Company received correspondence from the State of California Franchise Tax Board. They are requesting copies of U.S. federal income tax returns for the years 2005 and 2006 for further analysis to determine if the tax returns will be selected for audit.

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the years 2000 through 2005 and issued a notice of additional assessment during 2007 and demand for tax in the amount of $3.8 million. This was paid in May and August 2007. There is no interest or penalties in connection with this assessment. The IRD proposed certain adjustments to the Company’s offshore income tax claim position which Company management agreed with.

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2007. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. It is not possible to estimate the effect of changes, if any that will occur to previously recorded uncertain tax positions over the next year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):
Balance January 1, 2007	$12,396
Additions based on tax positions
related to the current year	1,669
Additions for tax positions of prior years	1,000
Expiration of statutes of limitations	(1,382)
Reductions for tax positions of prior years	(699)
Settlements	(3,793)
Balance December 31, 2007	$9,191

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the year ended December 31, 2007, the Company recognized approximately $0.5 million in interest and penalties in the Consolidated Statement of Operations. This amount is included in the $1.7 million noted above, related to additions based on tax provisions related to the current year. The Company has approximately $1.8 million accrued for the payment of interest and penalties at December 31, 2007, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$4,294	$4,784	$4,590
Foreign	2,598	1,619	6,250
State	515	430	244
	7,407	6,833	11,084
Deferred:
Federal and state	(2,119)	(928)	(1,420)
Foreign	80	(60)	(2,182)
	(2,039)	(988)	(3,602)
	$5,368	$5,845	$7,482

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows (dollars in thousands).
	Years Ended December 31,
	2007	2006	2005
Tax provision
computed at the Federal
statutory rate of 35%, 34% and 34%	$11,096	$10,556	$9,423
Increase (decrease) in taxes resulting from:
Repatriation of foreign earnings
net of foreign tax credit of $520 (1)	-	-	3,100

Different tax rates and permanent differences
applicable to foreign operations	(4,992)	(4,816)	(5,128)

Utilization of net operating loss carryforward	-	(66)	(122)

Utilization of research and development tax credits	(365)	(409)	(630)

State taxes, net of federal benefit	335	279	161

Other, including qualified production activity credits,
non-qualified disposition of incentive stock options,
fair value of vested stock awards over accruals and
amortization of purchase accounting intangibles	(706)	301	678
	$5,368	$5,845	$7,482

(1) Under the American Jobs Creation Act of 2004 (the "Act"), the Company has repatriated earnings from controlled foreign corporations ("CFC's") in the amount of $70.6 million in order to take advantage of the temporary 85 percent dividends received deduction for cash dividends in excess of the historical "base-period" average. This results in an effective federal tax rate of approximately 5.0%. The election to repatriate these CFC earnings expired on December 31, 2005 and the dividend proceeds must meet a number of criteria as outlined in the Act to be eligible for the favorable tax rate.

Prior to the enactment of the Act, it was management’s intention to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $100.0 million at December 31, 2007. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $25.8 million under the current tax law as the Act has expired.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2007	2006
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
Unrealized depreciation in
marketable securities	$1,007	$801
United States net operating loss
carryforward	241	-
Foreign tax credits carryforward	564	-
Reserves and accruals	849	865
	$2,661	$1,666
Deferred Tax Assets - noncurrent:
Deferred gain on sale of property,
plant and equipment	$1,765	$-
United States net operating loss
carryforward	-	887
Unfunded pension liability	481	686
Depreciation	222	188
Amortization	773	519
State net operating loss and
credits carryforward	331	338
Other accruals	1,123	1,145
Valuation allowances	(331)	(338)
	$4,364	$3,425

The tax rate in Macao for the year ended December 31, 2007 is 12%. During the year ended December 31, 2005, the Company used a $0.8 million net operating loss which resulted in a tax savings of approximately $0.1 million.

Galaxy, at the time of the acquisition, had a net operating loss carry forward of approximately $5.4 million. The remaining net operating loss carry forward of approximately $0.2 million at December 31, 2007, arose principally from the non-qualified dispositions of stock options and warrants and expires during 2024. The use of the operating loss is limited, due to the change of ownership, but the Company expects to use the $0.2 million over the next year. The Company has set up a valuation allowance for losses for certain state carryforwards that it believes will not be realized.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited. Sales to third party customers commenced during the first quarter of 2006. Sales consist of products manufactured in the PRC. The MCO is not subject to Macao corporation income taxes.

9. DEBT

Short-term debt

As of December 31, 2006, a $20 million line of credit was available to the Company to borrow. The loan was collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company. During February 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There were no borrowings under the credit agreement during 2007 and as such, there was no balance outstanding as of December 31, 2007. At that date, the entire $20 million line of credit was available to the Company to borrow. Loans under the new credit agreement will bear interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary has an unsecured line of credit of approximately $2.0 million which was unused as of December 31, 2007. The line of credit expires on July 21, 2008. Borrowing on the line of credit is guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded interest expense and other costs of $0.1 million, $0.1 million and $0.3 million, respectively. Included in interest expense for the year ended December 31, 2007 is the write-off of approximately $0.1 million of previously unamortized deferred financing charges in connection with a credit facility that has been superseded.

10 ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006
Sales commissions	$2,930	$1,716
Subcontracting labor	1,723	2,033
Salaries, bonuses and
related benefits	4,208	4,147
Other	3,252	4,817
	$12,113	$12,713

11. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data (dollars in thousands):

	2007	2006	2005
Net sales from unrelated
entities and country
of Company's domicile:
North America	$78,091	$73,241	$69,089
Asia	151,550	153,037	131,104
Europe	29,496	28,655	15,723
	$259,137	$254,933	$215,916

Net sales:
North America	$90,939	$80,860	$80,836
Asia	182,301	182,808	151,992
Europe	30,680	30,105	16,967
Less intergeographic
revenues	(44,783)	(38,840)	(33,879)
	$259,137	$254,933	$215,916

Income from Operations:
North America	$6,515	$2,658	$4,020
Asia	17,488	19,622	22,391
Europe	1,509	838	206
	$25,512	$23,118	$26,617

Long Lived Assets:
North America	$18,786	$18,026
Asia	26,757	30,050
Europe	1,005	690
	$46,548	$48,766

Capital Expenditures:
North America	$1,453	$2,823	$1,328
Asia	7,069	6,783	6,322
Europe	196	227	96
	$8,718	$9,833	$7,746

Depreciation and Amortization
expense:
North America	$1,841	$2,314	$2,526
Asia	5,887	6,476	7,364
Europe	193	237	214
	$7,921	$9,027	$10,104

Net sales from external customers are attributed to individual segments based on the geographic source of the billing for such customer sales. Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income from operations represents gross profit less operating expenses.

Long lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC. Substantially all of the Company's manufacturing operations and approximately 42% of its identifiable assets are located in Asia. Accordingly, events resulting from any change in the "Most Favored Nation" status granted to the PRC by the U.S., could have a material adverse effect on the Company.

The Company had sales to one customer in excess of ten percent of consolidated net sales in 2007, 2006 and 2005. The amount and percentages of the Company's sales to this customer in each year was $40.3 million (15.6%) in 2007, $42.2 million (16.5%) in 2006 and $32.8 million (15.2%) in 2005 and were derived primarily in Asia. Management believes that the loss of such customer could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

The Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Asia related to the sale of facilities in Hong Kong and Macao during the year ended December 31, 2007.

12. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $0.5 million, $0.5 million and $0.4 million, respectively. As of December 31, 2007, the plans owned 17,136 and 149,450 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations. The Company currently contributes 7% of eligible salary, in cash or Company stock. The expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $0.4 million, $0.4 million and $0.5 million, respectively. As of December 31, 2007, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits. Participants in the SERP are selected by the Compensation Committee of the Board of Directors. The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company. The Plan is unfunded. Benefits under the SERP are payable from the general assets of the Company, but the Company has certain life insurance policies in effect on participants to partially cover the Company’s obligations under the Plan. The Plan also allows the Company to establish a grantor trust to provide for the payment of Plan benefits. The benefits available under the Plan vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $0.7 million, $0.7 million and $0.7 million, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions (dollars in thousands):

December 31,	2007	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,728	$4,476	$2,890
Service cost	313	325	332
Interest cost	282	243	212
Plan amendments	-	-	445
Benefits paid	(75)	(131)	(38)
Actuarial (gains) losses	(550)	(185)	635
Minimum pension obligation and
unfunded pension liability	$4,698	$4,728	$4,476
Funded status of plan:
Under funded status	$(4,698)	$(4,728)	$(4,476)
Unrecognized net loss	-	-	870
Unrecognized prior service costs	-	-	1,811
Accrued pension cost	$(4,698)	$(4,728)	$(1,795)

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-	$-
Company contributions	75	131	38
Benefit paid	(75)	(131)	(38)
Fair value of plan assets, end of year	$-	$-	$-

Balance sheet amounts:
Minimum pension obligation and
unfunded pension liability	$4,698	$4,728
Accumulated other comprehensive loss	$(1,154)	$(1,647)

The components of SERP expense are as follows:

Year Ended December 31,	2007	2006	2005
Service cost	$313	$325	$332
Interest cost	282	243	212
Net amortization and deferral	146	161	155
Total SERP expense	$741	$729	$699
Assumption percentages:
Discount rate	6.50%	6.00%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The accumulated benefit obligation for the SERP was $3.6 million and $3.5 million as of December 31, 2007 and 2006, respectively.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, (“SFAS No. 158”). This statement is effective for fiscal years ending after December 15, 2006 and is applicable for the Company’s SERP Plan.

The amount of net gain and prior service cost on a pretax basis included in Other Comprehensive Income was $0 and $0.1 million, respectively, during the year ended December 31, 2007 and $0.7 million and $1.7 million, respectively, during the year ended December 31, 2006. The estimated portion of net periodic gain and prior service cost that will be recognized as a component of net periodic benefit cost over the next fiscal year is $0 and $0.1 million, respectively. The Company expects to contribute $0.8 million to the SERP in 2008.

The Company had no net transition assets or obligations recognized as an adjustment to Other Comprehensive Income and does not anticipate any plan assets being returned to the Company during 2008, as the plan has no assets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Years Ending
December 31,
2008	$75
2009	75
2010	130
2011	74
2012	74
2013 - 2017	1,168

13. SHARE-BASED COMPENSATION

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

On December 31, 2007, the Company has one stock-based compensation plan, which is described below. During the years ended December 31, 2007 and 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $0.1 million and $0.5 million, respectively. The incremental stock-based compensation expense caused both the basic and diluted earnings per common share to each decrease by $.04 and $.04 per share for Class A common stock and $.03 and $.03 per share for Class B common stock, respectively, for the year ended December 31, 2006 and by $.01 and $.01 per share for Class A common stock and $.01 and $.01 per share for Class B common stock, respectively, for the year ended December 31, 2007. In addition, in connection with the adoption of SFAS No. 123 (R), net cash provided by operating activities decreased and net cash provided by financing activities increased during the years ended December 31, 2007 and 2006 by $0.1 million and $0.3 million, respectively, related to excess tax benefits from stock-based payment arrangements.

The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1.5 million, $1.6 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not use any cash to settle any equity instruments granted under share based arrangements during the years ended December 31, 2007 and 2006.

Under the provisions of SFAS 123(R), the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required. Therefore, at January 1, 2006, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero and is currently included in additional paid in capital.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interest of its employees with those of its shareholders. The Plan provides for the issuance of 2.4 million common shares. Unless otherwise provided at the date of grant or unless subsequently accelerated, options granted under the Program become exercisable twenty-five percent (25%)  one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. Upon exercise the Company will issue new shares. The exercise price of incentive stock options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. In general, no option will be exercisable after ten years from the date granted.

No incentive stock options were granted in 2007, 2006 or 2005. Expected lives of options previously granted were estimated using the historical exercise behavior of employees. Expected volatilities were based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate employee forfeitures. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Information regarding the Company’s stock options for the year ended December 31, 2007 is as follows. All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)
Outstanding at January 1, 2007	137,813	$25.59
Exercised	(63,313)	22.94
Granted	-	-
Cancelled	(4,500)	18.89
Outstanding at December 31, 2007	70,000	$28.42	1.8 years	$177
Exercisable at December 31, 2007	36,500	$26.72	1.2 years	$177

During the years ended December 31, 2007 and 2006 the Company received $1.5 million and $3.2 million from the exercise of stock options and realized tax benefits of approximately $0.1 million and $0.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $1.5 million and $2.9 million, respectively. Stock compensation expense applicable to stock options for the years ended December 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.5 million and $0, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2007 and 2006 and changes during the year ended December 31, 2007 is presented below:

Nonvested options	Options	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	91,000	$25.78

Granted	-	-
Vested	(53,000)	$23.09
Forfeited	(4,500)	$18.89

Nonvested at December 31, 2007	33,500	$30.28

At December 31, 2007 there was less than $0.1 million of total unrecognized cost related to nonvested stock-based compensation arrangements under the Program. The cost is expected to be recognized over a weighted average period of one year. The fair value of options that vested during the years ended December 31, 2007 and 2006 was $1.6 million and $1.5 million, respectively. The aggregate intrinsic value of options vested during 2007 was $0.4 million. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2007, 2006 and 2005, the Company issued 74,200, 21,600 and 152,400 class B common shares, respectively, under a restricted stock plan to various officers and employees. The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five. This resulted in pre-tax compensation expense of $1.3 million, $1.1 million and $0.2 million ($0.9 million, $0.8 million and $0.2 million, after tax benefit) for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2007 is presented below:

Restricted Stock Awards	Shares	Weighted Average Award Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2007	167,000	$34.93
Granted	74,200	$36.40
Vested	(34,250)	$35.49
Forfeited	(11,550)	$36.95
Outstanding at December 31, 2007	195,400	$35.31	3.43

As of December 31, 2007, there was $5.4 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.4 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and stock option exercises. Currently the Company believes that substantially all restricted stock awards will vest.

14. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2007, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 160,033 Class A common shares at a cost of approximately $5.7 million. No shares of Class B common stock were repurchased during the year ended December 31, 2007 and 160,033 shares of Class A common stock were repurchased during the year ended December 31, 2007.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On February 1, 2007, May 1, 2007 and August 1, 2007 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.5 million, $0.5 million and $0.5 million, respectively. On February 1, 2007, May 1, 2007 and August 1, 2007 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.1 million, $0.1 million and $0.1 million, respectively. During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment. As a result, on November 1, 2007, the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at October 15, 2007 of Class A and Class B Common Stock, respectively, in the total amount of $0.2 million and $0.6 million, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.05 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively. On February 1, 2006, May 1, 2006, August 1, 2006 and November 1, 2006 the Company paid a $0.04 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,
2008	$1,595
2009	1,107
2010	792
2011	695
2012	622
Thereafter	444
$5,255

Rental expense was approximately $2.0 million, $1.7 million and $1.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements. Certain of these purchase orders relate to special purpose material, and as such, the Company may incur penalties if the order is cancelled. At December 31, 2007, the Company has outstanding purchase orders related to the purchase of raw materials in the aggregate amount of $22.3 million.

Legal Proceedings

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007. Plaintiff claims the Company infringed its patents covering certain power products. Synqor is seeking unspecified damages. The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of the patents.

The Company is a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court. Plaintiff claims that the Company has infringed its patents covering certain surface mount discrete magnetic products made by the Company. Halo is seeking unspecified damages, which it claims should be trebled. In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007. The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo. The Company is seeking unspecified damages plus interest, costs and attorney fees.

The Company and two of its officers were defendants in a wrongful termination lawsuit brought in the District Court of Frankfurt am Main, Germany by a former employee at a foreign subsidiary of the Company. During July 2007, this lawsuit was settled for approximately $0.5 million. The Company had provided for this liability in its financial statements prior to the settlement.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts. The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company’s business.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.5 million; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of December 31, 2007, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 are summarized below (dollars in thousands)
	2007	2006
Foreign currency translation adjustment	$2,101	$1,141
Unrealized holding loss on available-for-sale
securities under SFAS No. 115, net of
taxes of $(789) and $(801) as of
December 31, 2007 and 2006	(1,291)	(1,310)
Unfunded SERP liability related to SFAS
No. 158, net of taxes of $(483) and $(686)
as of December 31, 2007 and 2006	(1,154)	(1,647)

Accumulated other comprehensive loss	$(344)	$(1,816)

17. SUBSEQUENT EVENT

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products.

CONDENSED SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands, except per share data)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007 (1)
Net sales	$61,807	$61,612	$66,379	$69,339	$259,137

Gross profit	13,916	13,014	14,091	15,109	56,130

Net earnings	4,009	6,158	5,914	10,255	26,336

Earnings per Class A common share:
Basic	$0.32	$0.49	$0.47	$0.83	$2.11
Diluted	$0.32	$0.49	$0.47	$0.83	$2.11

Earnings per Class B common share:
Basic	$0.34	$0.52	$0.50	$0.88	$2.25
Diluted	$0.34	$0.52	$0.50	$0.88	$2.24

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
Net sales	$54,626	$66,474	$73,260	$60,573	$254,933

Gross profit	14,639	16,212	17,450	13,647	61,948

Net earnings	3,997	8,763	7,745	4,698	25,203

Earnings per Class A common share:
Basic	$0.32	$0.71	$0.62	$0.38	$2.03
Diluted	$0.32	$0.71	$0.62	$0.38	$2.03

Earnings per Class B common share:
Basic	$0.35	$0.75	$0.66	$0.40	$2.16
Diluted	$0.34	$0.75	$0.66	$0.40	$2.15

(1)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Charged	Additions
	Balance at	to profit	Charged	Deductions	Balance
	beginning	and loss	to other	(describe)	at close
Description	of period	or income	accounts (b)	(a)	of period
Year ended December 31, 2007
Allowance for doubtful
accounts	$1,087	$(50)	$48	$108	$977
Allowance for excess and
obsolete inventory	$5,004	$(1,134)	$17	$621	$3,266
Year ended December 31, 2006
Allowance for doubtful
accounts	$1,107	$707	$109	$836	$1,087
Allowance for excess and
obsolete inventory	$5,017	$1,470	$(65)	$1,418	$5,004
Year ended December 31, 2005
Allowance for doubtful
accounts	$1,610	$275	$25	$803	$1,107
Allowance for excess and
obsolete inventory	$5,471	$867	$475	$1,796	$5,017

(a)	Write offs

(b)	Includes foreign currency translation adjustments

S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2007, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and has expressed an unqualified opinion in their report which is included herein.

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

Item 10. Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11. Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14. Principal Accounting Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Page
(a)	Financial Statements

1.	Financial statements filed as a part of this
Annual Report on Form 10-K:

Report of Independent Registered
	Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as of December 31,
	2007 and 2006	F-3 - F-4

Consolidated Statements of Operations for Each
of the Three Years in the Period Ended
	December 31, 2007	F-5

Consolidated Statements of Stockholders' Equity
for Each of the Three Years in the Period
	Ended December 31, 2007	F-6 - F-7

Consolidated Statements of Cash Flows for Each
of the Three Years in the Period Ended
	December 31, 2007	F-8 - F-10

	Notes to Consolidated Financial Statements	F- 11 - F-44

Condensed Selected Quarterly Financial Data - Years
	Ended December 31, 2007 and 2006 (Unaudited)	F-45

2.	Financial statement schedules filed as part of
this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are
inapplicable, not required or the information is
included in the consolidated financial statements or notes
thereto.

(b) Exhibits

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

10.2	2002 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2002 annual meeting of shareholders.

10.3
Credit and Guaranty Agreement, dated as of February 12, 2007, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007 and incorporated herein by reference.

10.4
Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.5
Contract for Purchase and Sale of Real Estate dated July 15, 2004 between Bel Fuse Inc. and Fields Development Group Co. Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2004.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

14.1	Bel Fuse Inc. Code of Ethics, adopted February 11, 2004

Item15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.:

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of attorney (included on the signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BEL FUSE INC.

BY:	/s/ Daniel Bernstein
Daniel Bernstein, President, Chief Executive
Officer and Director

Dated: March 17, 2008

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

Signature	Title	Date

/S/ Daniel Bernstein	President, Chief	March 17, 2008
Daniel Bernstein	Executive Officer and Director

/s/ Howard Bernstein	Director	March 17, 2008
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 17, 2008
Robert H. Simandl

/s/ Peter Gilbert	Director	March 17, 2008
Peter Gilbert

/s/ John Tweedy	Director	March 17, 2008
John Tweedy

/s/ John Johnson	Director	March 17, 2008
John Johnson

Signature	Title	Date

/s/ Avi Eden	Director	March 17, 2008
Avi Eden

/s/ Colin Dunn	Vice-President -
Colin Dunn	Finance and Secretary	March 17, 2008