Form 10-Q
period 2008-03-31
BEL FUSE INC /NJ
filed 2008-05-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  0-F11676

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

At May 7, 2008, there were 2,530,489 shares of Class A Common Stock, $0.10 par value, outstanding and 9,321,693 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2008
		and December 31, 2007	2-3

		Condensed Consolidated Statements of Operations for the Three
		Months Ended March 31, 2008 and 2007	4

		Condensed Consolidated Statements of Stockholders' Equity for
		the Year Ended December 31, 2007 and the Three Months Ended
		March 31, 2008	5

		Condensed Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2008 and 2007	6-7

		Notes to Condensed Consolidated Financial Statements	8-29

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	30-41

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	42

	Item 4.	Controls and Procedures	43

Part II		Other Information

	Item 1.	Legal Proceedings	43-44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

	Signatures		47

PART I.  Financial Information

Item 1. Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$88,874	$83,875
Marketable securities	18,286	3,273
Short-term investments	6,576	20,542
Accounts receivable - less allowance for doubtful
accounts of $1,092 and $977 at March 31,
2008 and December 31, 2007, respectively	42,542	52,217
Inventories	42,484	39,049
Prepaid expenses and other current
assets	1,921	1,446
Refundable income taxes	2,764	3,168
Deferred income taxes	1,723	2,661

Total Current Assets	205,170	206,231

Property, plant and equipment - net	41,217	41,113

Restricted cash	4,576	4,553
Long-term investment	8,455	2,536
Deferred income taxes	3,665	4,364
Intangible assets - net	1,138	1,181
Goodwill	28,620	28,447
Other assets	5,310	5,435

TOTAL ASSETS	$298,151	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,202	$16,145
Accrued expenses	9,849	12,113
Income taxes payable	4,183	4,007
Dividends payable	825	795
Total Current Liabilities	32,059	33,060

Long-term Liabilities:
Deferred gain on sale of property	4,642	4,645
Liability for uncertain tax positions	7,174	6,930
Minimum pension obligation and unfunded pension liability	4,855	4,698
Total Long-term Liabilities	16,671	16,273

Total Liabilities	48,730	49,333

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share -
authorized 10,000,000 shares; outstanding 2,530,489 and 2,545,644 shares, respectively (net of 1,072,770 treasury shares)	253	255
Class B common stock, par value $.10 per share -
authorized 30,000,000 shares; outstanding 9,307,693 and 9,286,627 shares, respectively (net of 3,218,310 treasury shares)	931	929
Additional paid-in capital	29,016	29,107
Retained earnings	215,952	214,580
Accumulated other comprehensive income (loss)	3,269	(344)
Total Stockholders' Equity	249,421	244,527

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,151	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net Sales	$60,869	$61,807

Costs and expenses:
Cost of sales	49,638	47,891
Selling, general and administrative	8,933	9,483
	58,571	57,374

Income from operations	2,298	4,433
Interest expense and other costs	-	(122)
Realized loss/impairment charge on investment	(280)	-
Interest income	913	833

Earnings before provision for income taxes	2,931	5,144
Income tax provision	764	1,135

Net earnings	$2,167	$4,009

Earnings per Class A common share
Basic	$0.17	$0.32
Diluted	$0.17	$0.32

Weighted average Class A common shares outstanding
Basic	2,532,408	2,702,677
Diluted	2,532,408	2,702,677

Earnings per Class B common share
Basic	$0.19	$0.34
Diluted	$0.19	$0.34

Weighted average Class B common shares outstanding
Basic	9,306,940	9,172,736
Diluted	9,313,556	9,206,463

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional
		hensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2007	$222,150		$190,953	$(1,816)	$270	$917	$31,826

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition
of non-qualified incentive stock options	149						149
Cash dividends declared on Class A
common stock	(534)		(534)
Cash dividends declared on Class B
common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A
common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	960		960
Unrealized holding gains on marketable
securities arising during the year, net of taxes	2,077	2,077		2,077
Reclassification adjustment for gains
included in net earnings, net of taxes	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability,
net of taxes	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	49					2	47
Cash dividends declared on Class A
common stock	(158)		(158)
Cash dividends declared on Class B
common stock	(637)		(637)
Repurchase/retirement of Class A
common stock	(394)				(2)		(392)
Currency translation adjustment	719	719		719
Unrealized holding gains on marketable
securities arising during the year, net of taxes	2,894	2,894		2,894
Stock-based compensation expense	254						254
Net earnings	2,167	2,167	2,167
Comprehensive income		$5,780

Balance, March 31, 2008	$249,421		$215,952	$3,269	$253	$931	$29,016

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$2,167	$4,009
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,813	1,916
Stock-based compensation	254	404
Excess tax benefits from share-based payment arrangements	-	(62)
Realized loss/impairment charge on investment	280	-
Unrealized foreign exchange transaction gains	(139)	-
Other, net	157	185
Deferred income taxes	(248)	(224)
Changes in operating assets and liabilities	5,752	676

Net Cash Provided by Operating Activities	10,036	6,904

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,659)	(2,827)
Purchase of intangible asset	(150)	-
Purchase of marketable securities	(10,124)	(11,801)
Redemption of investment	7,766	-

Net Cash Used In Investing Activities	(4,167)	(14,628)

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options	49	489
Dividends paid to common shareholders	(765)	(558)
Purchase and retirement of Class A common stock	(394)	-
Excess tax benefits from share-based payment arrangements	-	62

Net Cash Used In Financing Activities	(1,110)	(7)

Effect of exchange rate changes on cash	240	41

Net Increase (decrease) in
Cash and Cash Equivalents	4,999	(7,690)
Cash and Cash Equivalents
- beginning of period	83,875	76,761
Cash and Cash Equivalents
- end of period	$88,874	$69,071

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$9,988	$1,525
(Increase) decrease in inventories	(3,234)	1,771
Increase in prepaid expenses and other current assets	(453)	(103)
Increase in other assets	(161)	(163)
(Increase) decrease in accounts payable	981	(1,017)
Increase in income taxes	919	797
Decrease in accrued expenses	(2,288)	(2,134)

	$5,752	$676

Supplementary information:
Cash paid during the period for income taxes	$137	$493

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three months ended March 31, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in U.S. treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2008 and December 31, 2007, cash equivalents approximated $33.7 million and $33.4 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value. See Note 2 for further discussion regarding an impairment charge taken in the first quarter of 2008.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Other Comprehensive Income. The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars. Realized foreign currency gains were minimal for the three months ended March 31, 2008 and 2007.

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

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument. In December 2007, the Company was notified that a $25.7 million investment in the Columbia Strategic Cash Portfolio was being liquidated and the fund was converting from a fixed net asset value (NAV) to a floating NAV. The Company recorded a $0.3 million impairment charge in the first quarter of 2008 due to market value changes. See Note 3 for additional information regarding this liquidation.

INVENTORIES - Inventories are stated at the lower of weighted average cost or market.

REVENUE RECOGNITION – The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Substantially all of the Company's shipments are FCA (free carrier) which provides for title to pass upon delivery to the customer's freight carrier. Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock. DDP is defined as Delivered Duty Paid by the Company and DDU is Delivered Duty Unpaid by the Company.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment. During all periods in 2008 and 2007, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects. During June 2007, the Company established a warranty accrual in the amount of approximately $1.2 million, which included a $0.4 million inventory write off of inventory on hand. The accrual related to certain defective parts, which the Company is replacing, sold to a customer primarily within the same quarter. This accrual has been classified within cost of sales. During the first quarter of 2008, $0.4 million of this accrual was reversed, as the actual quantity of returns has been lower than anticipated. As of March 31, 2008, the Company has a remaining warranty accrual related to these defective parts in the amount of $0.4 million. The Company believes that this liability will be utilized in 2008. As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

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

GOODWILL – The Company tests goodwill for impairment annually during the fourth quarter, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” See Note 6 for further discussion.

STOCK-BASED COMPENSATION – The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors. The Company accounts for stock-based compensation under SFAS No. 123 (R), "Share-Based Payment" using the modified prospective method. Under modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date (January 1, 2006). Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS 123(R) using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur was not continued.

There were no stock options or restricted stock awards granted by the Company during the three months ended March 31, 2008 or 2007.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the three months ended March 31, 2008 and 2007 amounted to $2.0 million and $1.7 million, respectively.

EVALUATION OF LONG-LIVED ASSETS – The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

EARNINGS PER SHARE – The Company utilizes the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net earnings	$2,167	$4,009
Less Dividends declared:
Class A	158	108
Class B	637	450
Undistributed earnings	$1,372	$3,451

Undistributed earnings allocation - basic:
Class A undistributed earnings	$282	$756
Class B undistributed earnings	1,090	2,695
Total undistributed earnings	$1,372	$3,451

Undistributed earnings allocation - diluted:
Class A undistributed earnings	$282	$754
Class B undistributed earnings	1,090	2,697
Total undistributed earnings	$1,372	$3,451

Net earnings allocation - basic:
Class A undistributed earnings	$440	$864
Class B undistributed earnings	1,727	3,145
Net earnings	$2,167	$4,009

Net earnings allocation - diluted:
Class A undistributed earnings	$440	$862
Class B undistributed earnings	1,727	3,147
Net earnings	$2,167	$4,009

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,532,408	2,702,677

Class B - basic	9,306,940	9,172,736
Dilutive impact of stock options and
unvested restricted stock awards	6,616	33,727
Class B - diluted	9,313,556	9,206,463

Earnings per share:
Class A - basic	$0.17	$0.32
Class A - diluted	$0.17	$0.32

Class B - basic	$0.19	$0.34
Class B - diluted	$0.19	$0.34

During the three months ended March 31, 2008 and 2007, 53,000 and 14,000 outstanding options, respectively, were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for the Company’s financial assets and liabilities. The adoption of SFAS 157 in the quarter ended March 31, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 2.

2. MARKETABLE SECURITIES

At March 31, 2008, the Company has an investment consisting of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. Since June 2007, the Company has invested a portion of its cash balances on hand in this fund. During the second and third quarters of 2007, the amounts were appropriately classified as cash equivalents in the consolidated balance sheet as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. At that time, the Company had $25.7 million invested in this fund, including $0.7 million of reinvested interest. As such, the Company redesignated the Columbia Portfolio units from cash equivalents to short-term investments or long-term investments based upon the liquidation schedule provided by the fund.

The Company deemed a portion of its carrying value in the Columbia Portfolio to be other-than-temporarily impaired at December 31, 2007. Accordingly, the Company wrote down the carrying value of the investments to their then current market value at December 31, 2007 and the reduction in value of $0.3 million was recorded as an impairment charge during the fourth quarter of 2007. The net asset value of these investments continued to decline throughout the first quarter to an NAV of $.9701 at March 31, 2008 and, accordingly, the Company recorded an additional impairment charge of $0.3 million during the first quarter of 2008. This is included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. As of March 31, 2008, the Company has received total cash redemptions to date of $10.1 million (including $7.8 million in the three months ended March 31, 2008) at a weighted-average net asset value of $.9863 per unit. The additional realized losses associated with these redemptions were minimal. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of March 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $225.3 million as of March 31, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2008, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $0.9 million which is included in accumulated other comprehensive income in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for approximately twelve months. In accordance with FSP 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $4.20 (the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share). In the second quarter of 2007, a gain was recognized on the disposition of a majority of the Company’s holdings of Toko stock. In addition, the Company’s unrealized loss, net of tax benefit, improved from $1.4 million at December 31, 2007 to $0.9 million at March 31, 2008, as the Toko share price increased from $1.77 at December 31, 2007 to $2.31 at March 31, 2008. The Company has the intention and the ability to hold the investment until it is in a gain position. As a result of these factors, management believes that the investment in Toko is not other-than-temporarily impaired at March 31, 2008.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of March 31, 2008, the Company has recorded an unrealized gain, net of income tax, of approximately $2.4 million which is included in accumulated other comprehensive income in stockholders’ equity.

At March 31, 2008 and December 31, 2007, respectively, marketable securities had a cost of approximately $15.8 million and $5.6 million, an estimated fair value of approximately $18.3 million and $3.3 million and gross unrealized gains (losses) of approximately $2.5 million and $(2.3) million. Such unrealized gains (losses) are included, net of tax, in accumulated other comprehensive income (loss). The Company had no realized gains or losses during the three months ending March 31, 2008 or 2007. Included in other assets at March 31, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million and $4.6 million, respectively, and an estimated fair value of approximately $4.7 million and $4.9 million, respectively. Such unrealized net gains are included, net of tax, in accumulated other comprehensive loss.

Effective January 1, 2008, the Company has adopted the provisions of SFAS 157 for its financial assets and liabilities. Although this partial adoption of SFAS 157 had no material impact on its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of the Company’s investments in Toko and Power-One stock (categorized as available-for-sale securities) and the marketable securities designated for utilization in accordance with the Company’s SERP plan (categorized as an other long-term investment). The fair value of these investments is determined based on quoted market prices in public market and are categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the quarter ended March 31, 2008.

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2008 (dollars in thousands).

		Assets at Fair Value as of March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$18,278	$18,278	-	-
Other long-term investment	4,722	4,722	-	-

Total	$23,000	$23,000	-	-

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2008 (dollars in thousands). These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below). The fair value of these investments is determined based on significant other observable inputs and are categorized as Level 2.

		Assets at Fair Value as of March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) During the Three Months Ended March 31, 2008

Other investment	$15,031	-	$15,031	-	$(280)

Total	$15,031	-	$15,031	-	$(280)

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the quarter ended March 31, 2008 and the Company did not have any financial liabilities as of March 31, 2008.

3. INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$26,832	$24,089
Work in progress	2,837	2,434
Finished goods	12,815	12,526
	$42,484	$39,049

4. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Total segment revenues
North America	$22,991	$18,431
Asia	42,139	46,036
Europe	6,786	9,134
Total segment revenues	71,916	73,601
Reconciling items:
Intersegment revenues	(11,047)	(11,794)
Net sales	$60,869	$61,807

Income from Operations:
North America	$1,097	$959
Asia	841	3,157
Europe	360	317
	$2,298	$4,433

5. DEBT

Short-term debt

During the first quarter of 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of March 31, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of March 31, 2008. The line of credit expires July 31, 2008. Any borrowing on the line of credit will be guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Included in interest expense for the three months ended March 31, 2007 is the write-off of approximately $0.1 million of previously unamortized deferred financing charges in connection with the Company’s prior credit facility.

6. INCOME TAXES

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

At March 31, 2008 and December 31, 2007, the Company has approximately $9.4 million and $9.2 million, respectively, of liabilities for uncertain tax positions (including interest and penalties). Of these amounts, the current portions of $2.2 million and $2.3 million are included in income tax payable and the noncurrent portions of $7.2 million and $6.9 million are included in liability for uncertain tax positions. These liabilities for uncertain tax positions, if recognized, would reduce the Company’s effective tax rate.

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

The Company is currently being audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006. The State of New Jersey is proposing a tax adjustment for the years 2003 through 2006 in the amount of $0.2 million. The assessment arises from the method the Company utilized to account for home office charges from the parent company to its related entities. The Company intends to challenge the state’s position on this matter. During the quarter ended March 31, 2008, the Company accrued the $0.2 million tax assessment.

During February 2008, the Company received correspondence from the State of California Franchise Tax Board. They requested copies of U.S. federal income tax returns for the years 2005 and 2006 for further analysis to determine if the tax returns will be selected for audit. To date, the Company has not received any further communications from the State of California regarding this matter.

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the years 2000 through 2005 and issued a notice of additional assessment during 2007 and demand for tax in the amount of $3.8 million. This was paid in May and August 2007. There is no interest or penalties in connection with this assessment. The IRD proposed certain adjustments to the Company’s offshore income tax claim position, with which Company management agreed.

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2008. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. It is not possible to estimate the effect of changes, if any, that will be made to previously recorded uncertain tax positions over the next year.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2008 and 2007, the Company recognized approximately $0.1 million and $0.1 million, respectively in interest and penalties in the Condensed Consolidated Statements of Operations. The Company has approximately $1.9 million and $1.8 million accrued for the payment of interest and penalties at March 31, 2008 and December 31, 2007, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Condensed Consolidated Balance Sheets.

7. ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Sales commissions	$1,576	$2,930
Subcontracting labor	2,229	1,723
Salaries, bonuses and related benefits	3,489	4,208
Other	2,555	3,252
	$9,849	$12,113

8. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums. The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant. Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market. The expense for the three months ended March 31, 2008 and 2007 amounted to approximately $0.1 million and $0.2 million, respectively. As of March 31, 2008, the plans owned 17,121 and 146,604 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations. The Company currently contributes 7% of eligible salary, in cash or Company stock. The expense for the three months ended March 31, 2008 and 2007 amounted to approximately $0.1 million and $0.1 million, respectively. As of March 31, 2008, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Service cost	$73	$78
Interest cost	76	70
Amortization of adjustments	33	37
Total SERP expense	$182	$185

	March 31,	December 31,
	2008	2007
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	4,855	4,698
Accumulated other comprehensive
income (loss)	(1,154)	(1,154)

Included in other assets at March 31, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million and $4.6 million, respectively, and an estimated fair value of approximately $4.7 million and $4.9 million, respectively. Such unrealized net gains are included, net of tax, in accumulated other comprehensive income (loss). The Company contributed $0.1 million to this investment during the three months ended March 31, 2008. No contributions were made to this investment during the three months ended March 31, 2007.

9. SHARE-BASED COMPENSATION

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

The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the three months ended March 31, 2008 and 2007.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interest of its employees with those of its shareholders. The Program provides for the issuance of 2.4 million common shares. Unless otherwise provided at the date of grant or unless subsequently accelerated, options granted under the Program become exercisable twenty-five percent (25%) one year from the date of grant and twenty-five percent (25%) for each year of the three years thereafter. Upon exercise the Company will issue new shares. The exercise price of incentive stock options granted pursuant to the Plan is not to be less than 100 percent of the fair market value of the shares on the date of grant. In general, no option will be exercisable after ten years from the date granted. No stock options were granted during the three months ended March 31, 2008 or 2007.

Information regarding the Company’s stock options for the three months ended March 31, 2008 is as follows. All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2008	70,000	$28.42
Granted	-
Exercised	(2,500)	18.89
Forfeited or expired	-	-
Outstanding at March 31, 2008	67,500	$28.78	1.55 years	$130
Exercisable at March 31, 2008	34,000	$27.29	1.02 years	$130

During the three months ended March 31, 2008 and 2007 the Company received less than $0.1 million and $0.5 million, respectively, from the exercise of stock options and realized minimal tax benefits during the three months ended March 31, 2008 and $0.1 million in tax benefits during the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was less than $0.1 million and $0.3 million, respectively. Stock compensation expense applicable to stock options was minimal for the three months ended March 31, 2008 and was approximately $0.1 million for the three months ended March 31, 2007.

A summary of the status of the Company's nonvested shares as of December 31, 2007 and changes during the three months ended March 31, 2008 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2007	33,500	$30.28
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2008	33,500	$30.28

At March 31, 2008, there was less than $0.1 million of total unrecognized cost related to nonvested incentive stock options arrangements under the Program. The cost is expected to be recognized over a weighted average period of 3.75 months. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. No common stock awards were granted by the Company during the three months ended March 31, 2008 or 2007. In connection with awards granted in prior years, the Company recorded pre-tax compensation expense of $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2008	195,400	$35.31	3.43 years
Granted	-
Vested	-
Forfeited	(3,850)	$33.98
Outstanding at March 31, 2008	191,550	$35.33	3.18 years

As of March 31, 2008, there was $4.6 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.1 years. The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises. In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

10. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of March 31, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 172,240 Class A common shares at a cost of approximately $6.1 million. No shares of Class B common stock were repurchased during the three months ended March 31, 2008 and 12,207 shares of Class A common stock were repurchased during the three months ended March 31, 2008 at a cost of $0.4 million.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On February 1, 2008, the Company paid a $0.07 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.6 million and a $0.06 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.2 million.

11. COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2008 and 2007 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$2,167	$4,009
Currency translation adjustment	719	358
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	2,894	4,296

Comprehensive income	$5,780	$8,663

12. SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey, as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $0.4 million. The Company anticipates resolution of this sale, release of the escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the escrow of $4.6 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of March 31, 2008.

13. NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2,“Effective Date of FASB Statement No. 157”, as a result of which implementation by the Company is now required on January 1, 2009. The partial adoption of SFAS 157 in the quarter ended March 31, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 2.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The adoption of the guidance under EITF Issue No. 07-3 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

14. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007. With respect to its claims against the Company, the Plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking unspecified damages against the Company. The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of the patents.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in the United States District Court, Northern District of Illinois. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.5 million; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up-front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of March 31, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of March 31, 2008 and December 31, 2007 are summarized below (dollars in thousands):

	March 31,	December 31,
	2008	2007

Foreign currency translation adjustment	$2,820	$2,101
Unrealized holding gain (loss) on available-for-sale
securities under SFAS No. 115, net of taxes of
$985 and $(789) as of March 31, 2008 and December 31, 2007	1,603	(1,291)
Unfunded SERP liability, net of taxes of ($483)
as of March 31, 2008 and December 31, 2007	(1,154)	(1,154)

Accumulated other comprehensive income (loss)	$3,269	$(344)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

The Company’s revenues are primarily driven by the designs of its products for customer applications and by working closely with its customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses. Since the conclusion of Chinese New Year holiday in early February, the Company hired approximately 3,500 employees to meet a 40% increase in its Magnetics product backlog. The Company will need to hire an additional 1,500 workers to bring its backlog down to normal lead times. As a result of the considerable number of new hires, the Company experienced a significant reduction in productivity levels while new workers became familiar with our methods of production. In addition, People’s Republic of China (“PRC”) officials announced an increase in wage rates to be effective April 1, 2008 in the areas where our products are manufactured. In order to attract new workers, and encourage existing workers to return to work after returning home for the Chinese New Year, the Company needed to effect an early implementation of those higher wage rates during the first quarter of 2008. Additionally, the U.S. dollar continued to fall in value against the PRC yuan in which all PRC factory workers are paid. With regard to material costs, the increasing cost of gold, copper, solder wire and tantalum capacitors have had a significant impact on the Company’s overall cost of sales. The weakening of the U.S. dollar relative to the PRC yuan also exacerbated the increase in material costs.

The Company’s sales decreased by $0.9 million or 1.5% during the three months ended March 31, 2008 as compared to the same period in 2007. The decrease in sales is primarily due to a decrease in the Company’s ICM sales of $5.8 million from the first quarter of 2007 to the first quarter of 2008 as a result of the production inefficiencies in the PRC referred to above, which inhibited the Company’s ability to ship product and resulted in an increase in backlog. These factors were offset in part by an increase in power products revenue by $3.8 million and an increase in interconnect products revenue by $1.0 million during the first quarter of 2008 as compared with the same period in 2007. Certain of the power products went into production at the end of the first quarter of 2007, as compared to a full quarter of revenue stream associated with these new products in 2008.

Gross profit margins were lower during the three months ended March 31, 2008 compared to the same period in 2007 by $2.7 million. Approximately $1.6 million of this decrease in margin relates to increased labor costs associated with Bel’s ICM revenue. As a percentage of revenue, the labor costs on this product line increased from 16.7% during the first quarter of 2007 to 25.3% during the first quarter of 2008. In addition, sales of the Company’s power products increased by $3.8 million in the first quarter of 2008 as compared to the first quarter of 2007. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of material are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease unless offset by increased sales of higher margin products. Other product lines have also experienced a reduction in margin as a result of the increasing cost of materials such as gold, copper, solder wire and tantalum capacitors.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for 2007.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.
	Percentage of Net Sales
	Three Months Ended
	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	81.5	77.5
Selling, general and
administrative expenses	14.7	15.3
Realized loss/impairment charge on
investment	(0.5)	-
Interest income, net of interest
and financing expense	1.5	1.1
Earnings before provision
for income taxes	4.8	8.3
Income tax provision	1.3	1.8
Net earnings	3.6	6.5

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

Increase (decrease) from
Prior Period
Three Months Ended
March 31, 2008
Compared with
Three Months Ended
March 31, 2007

Net sales	(1.5)%

Cost of sales	3.6

Selling, general and
administrative expenses	(5.8)

Net earnings	(45.9)

THREE MONTHS ENDED MARCH 31, 2008 VERSUS
THREE MONTHS ENDED MARCH 31, 2007

Sales

Net sales decreased 1.5% from $61.8 million during the three months ended March 31, 2007 to $60.9 million during the three months ended March 31, 2008. The Company attributes the decrease to a decrease in magnetic sales of $6.6 million, and a decrease in circuit protection sales of $0.3 million offset in part by an increase in module sales of $5.1 million and an increase in interconnect sales of $0.9 million. The decrease in magnetic sales is primarily due to a decrease in the Company’s ICM sales of $5.8 million from the first quarter of 2007 to the first quarter of 2008 as a result of production inefficiencies in the PRC referred to above. The partially offsetting increase in module sales includes $3.8 million of additional power products revenue during the first quarter of 2008 as compared with the same period in 2007. Certain of the power products went into production at the end of the first quarter of 2007, as compared to a full quarter of revenue stream associated with these new products in 2008. The increase in module sales was constrained by production inefficiencies associated with increased demand.

The significant components of the Company's revenues for the three months ended March 31, 2008 were magnetic products of $25.0 million (as compared with $31.6 million during the three months ended March 31, 2007), interconnect products of $12.0 million (as compared with $11.1 million during the three months ended March 31, 2007), module products of $19.9 million (as compared with $14.8 million during the three months ended March 31, 2007), and circuit protection products of $4.0 million (as compared with $4.3 million during the three months ended March 31, 2007).

 Cost of Sales

Cost of sales as a percentage of net sales increased from 77.5% during the three months ended March 31, 2007 to 81.5% during the three months ended March 31, 2008. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company is currently paying higher wage rates and benefits to its production workers in China. These higher rates and benefits are reflected in the Company’s cost of sales and result from new labor regulations and a continuing tightening of the labor market. In addition, the foreign exchange impact of the weakened U.S. dollar has contributed to the rising cost of labor in China.

♦
The Company incurred a 2.4% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased costs for raw materials such as gold, copper, solder wire and tantalum capacitors. In addition, the shift in product mix has lead to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products. Since the majority of the manufacturing is conducted in Asia, the increased material costs negatively impact the Company’s operating profits in Asia.

♦
Sales of the Company’s DC-DC power products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

♦	These increases in cost of sales were partially offset by a reversal of $0.4 million of a warranty accrual established during 2007 for a defective part, as actual returns were lower than anticipated.

Included in cost of sales are research and development expenses of $2.0 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.3% during the three months ended March 31, 2007 to 14.7% during the three months ended March 31, 2008. The decrease in the dollar amount of selling, general and administrative expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was approximately $0.6 million. The dollar decrease is principally attributed to the following:

♦
Legal and professional fees decreased by $0.5 million from the first quarter of 2007 principally due to the implementation of an internal audit and SOX function which reduced audit and external consultant fees significantly.

♦
Other general and administrative costs decreased by $0.3 million during the first quarter of 2008 as compared to the first quarter of 2007. The Company did not accrue any additional discretionary bonuses during the first quarter of 2008 as a result of lower profitability this quarter. In addition, the Company recorded a $0.1 million reduction of stock-based compensation expense related to forfeitures of the restricted stock awards. There were additional reductions in other general and administrative costs that were not individually significant.

Offsetting these factors in part, bad debt expense increased by $0.2 million during the first quarter of 2008 as compared to the same period of 2007. This increase resulted from a specific reserve on a large account in Germany that was recorded during the first quarter of 2008.

Interest Income

Interest income earned on cash and cash equivalents increased by approximately $0.1 million during the three months ended March 31, 2008, as compared to the comparable period in 2007. The increase is due primarily to increased average balances of cash and cash equivalent balances, partially offset by lower interest rates earned on invested balances.

Realized Loss/Impairment Charge on Investment

During the three months ended March 31, 2008, the Company recorded an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio. See “Liquidity and Capital Resources” for further discussion.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $0.8 million compared to a $1.1 million provision for the three months ended March 31, 2007. The Company's earnings before income taxes for the three months ended March 31, 2008 are approximately $2.2 million lower than the same period in 2007. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 26.1% and 22.1% for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase is principally related to an increase in the provision related to the State of New Jersey tax assessment in the amount of $0.2 million during the quarter ended March 31, 2008 and higher U.S. taxable income to total pretax income during the quarter ended March 31, 2008 compared with March 31, 2007.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi. However, the Chinese Renminbi has appreciated in value significantly (approximately 7.6%) during the first quarter of 2008 as compared to the same period of 2007. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC. Commencing with the Company’s acquisition of its Passive Components Group in 2005, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds.  Conversion of these transactions into U.S. dollars has resulted in unrealized exchange gains of $0.7 million and $0.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively, relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Realized currency gains (losses) during the three months ended March 31, 2008 and March 31, 2007 were not material. Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar or the Macao Pataca could have a material effect on the Company's consolidated financial position or results of operations.

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

During February 2007, the Company entered into a new unsecured credit agreement in the amount of $20 million, which expires on July 21, 2008. There was no balance outstanding as of March 31, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at March 31, 2008. The line of credit expires during July 2008. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's 2007 Annual Report on Form 10-K.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) is being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs the Company is liable for in the maximum amount of $0.4 million. The Company anticipates resolution of this sale, release of the escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the escrow of $4.6 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of March 31, 2008.

  At March 31, 2008, the Company has an investment consisting of a private placement of units of beneficial interest in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. Since June 2007, the Company has invested a portion of its cash balances on hand in this fund. During the second and third quarters of 2007, the amounts were appropriately classified as cash equivalents in the consolidated balance sheet, as the fund was considered both short-term and highly liquid in nature. These investments are subject to credit, liquidity, market and interest rate risk. For example, the Columbia Portfolio includes investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. As a result of adverse market conditions that have unfavorably affected the fair value and liquidity availability of collateral underlying the Columbia Portfolio, the Columbia Portfolio was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders in the fourth quarter of 2007. At that time, the Company had $25.7 million invested in this fund, including $0.7 million of reinvested interest. As such, the Company redesignated the Columbia Portfolio units from cash equivalents to short-term investments or long-term investments based upon the liquidation schedule provided by the fund.

The Company deemed a portion of its carrying value in the Columbia Portfolio to be other-than-temporarily impaired at December 31, 2007. Accordingly, the Company wrote down the carrying value of the investments to their then current market value at December 31, 2007 and the reduction in value of $0.3 million was recorded as an impairment charge during the fourth quarter of 2007. The net asset value of these investments continued to decline throughout the first quarter to an NAV of $.9701 at March 31, 2008 and, accordingly, the Company recorded an additional impairment charge of $0.3 million during the first quarter of 2008. This is included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. As of March 31, 2008, the Company has received total cash redemptions to-date of $10.1 million (including $7.8 million in the three months ended March 31, 2008) at a weighted-average net asset value of $.9863 per unit. The additional realized losses associated with these redemptions were minimal. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of March 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million. Toko had a market capitalization of approximately $225.3 million as of March 31, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Thus, as of March 31, 2008, the Company has recorded an unrealized loss, net of income tax benefit, of approximately $0.9 million which is included in accumulated other comprehensive income in stockholders’ equity. The Company’s investment in Toko has been in an unrealized loss position for approximately twelve months. In accordance with FSP 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $4.20 (the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share). In the second quarter of 2007, a gain was recognized on the disposition of a majority of the Company’s holdings of Toko stock. In addition, the Company’s unrealized loss, net of tax benefit, improved from $1.4 million at December 31, 2007 to $0.9 million at March 31, 2008, as the Toko share price increased from $1.77 at December 31, 2007 to $2.31 at March 31, 2008. The Company has the intention and the ability to hold the investment until it is in a gain position. As a result of these factors, management believes that the investment in Toko is not other-than-temporarily impaired at March 31, 2008.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of March 31, 2008, the Company has recorded an unrealized gain, net of income tax, of approximately $2.4 million which is included in accumulated other comprehensive income in stockholders’ equity.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of March 31, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 172,240 Class A common shares at a cost of approximately $6.1 million. No shares of Class B common stock were repurchased during the three months ended March 31, 2008 and 12,207 shares of Class A common stock were repurchased during the three months ended March 31, 2008 at a cost of $0.4 million.

During the three months ended March 31, 2008, the Company's cash and cash equivalents increased by $5.0 million, reflecting approximately $10.0 million provided by operating activities (principally as a result of net income of $2.2 million, depreciation and amortization expense of $1.8 million and a $5.8 million increase in operating assets and liabilities), $7.8 million from the partial redemption of the Columbia Portfolio offset, in part, by $10.1 million used for purchases of marketable securities, $1.7 million for the purchase of property, plant and equipment, $0.4 million for the repurchase of the Company’s common stock and $0.8 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 52.4% and 52.7% of the Company's total assets at March 31, 2008 and December 31, 2007, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.4 to 1 and 5.5 to 1 at March 31, 2008 and December 31, 2007, respectively.

The following table sets forth at March 31, 2008 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below. This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $2.2 million included in income taxes payable and $7.2 million included in liability for uncertain tax positions, as of March 31, 2008, due to the uncertain timing of the resolution of such matters.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,964	$1,964	$-	$-	$-
Operating leases	4,595	1,369	1,743	1,181	302
Raw material purchase obligations	26,727	26,727	-	-	-

Total	$33,286	$30,060	$1,743	$1,181	$302

The Company is required to pay SERP obligations at the occurrence of certain events. As of March 31, 2008, the SERP had an unfunded benefit obligation of approximately $1.2 million, net of deferred income tax benefit. The gross minimum pension obligation and unfunded benefit obligation in the amount of $4.7 million is included in long-term liabilities as an unfunded pension obligation on the Company’s condensed consolidated balance sheet. Included in other assets at March 31, 2008 are marketable securities with an estimated value of $4.7 million, which have been designated by the Company to be utilized to fund the Company’s SERP obligations.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB approved a one-year deferral of the adoption of SFAS 157 as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, as a result of which implementation by the Company is now required on January 1, 2009. The partial adoption of SFAS 157 in the quarter ended March 31, 2008 had no material impact on the financial condition, results of operations or cash flows of the Company, but resulted in certain additional disclosures reflected in Note 2 to the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The adoption of the guidance under EITF Issue No. 07-3 on January 1, 2008 did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) (“SFAS 141(R)”), which replaces SFAS 141 “Business Combinations”. This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

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

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. At March 31, 2008, two of the Company’s investments - the Company’s investment in Toko stock and the Company’s investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) - have been subject to recent market declines and if this trend continues, it could have a negative impact on the Company’s results of operations. If the per share fair market value of the remaining 1.8 million shares of Toko stock were to decrease by $0.23 per share (10% of the March 31, 2008 Toko stock price), this would result in an additional unrealized loss of $0.4 million. This investment has been in a loss position since April 2007. While the Company has the ability and intent to hold the stock for an indefinite period of time, if the stock price does not regain a positive position within the next three months, this investment may be deemed other-than-temporarily impaired. This would result in recognition of a realized loss on the Toko investment (the associated pre-tax unrealized loss at March 31, 2008 is $1.4 million). The Company’s investment in the Columbia Portfolio has also been sensitive to the recent market decline. In December 2007, the Company was notified that its $25.7 million investment in the Columbia Portfolio was being liquidated and that the fund was converting from a fixed net asset value (“NAV”) to a floating NAV, which resulted in the Company’s recording a $0.3 million impairment charge during the year ended December 31, 2007 and an additional impairment charge of $0.3 million was recorded in the three months ended March 31, 2008. See Note 2 of the Notes to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2008, the Company has a total of $15.0 million invested in the Columbia Portfolio. If the NAV were to decline by $0.10 per unit (10% of the NAV of $0.9701 at March 31, 2008), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $1.5 million.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007. With respect to its claims against the Company, the plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking unspecified damages against the Company. The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of the patents.

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

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in the United States District Court, Northern District of Illinois. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.5 million; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company is also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claims that its patent covers certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up-front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics. Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals. The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of March 31, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2008	12,207	$32.10	12,207	80,809
February 1 - February 29, 2008	-	-	-	80,809
March 1 - March 31, 2008	-	-	-	80,809

Total	12,207	$32.10	12,207	80,809

As of March 31, 2008, the Company had cumulatively purchased and retired 23,600 shares of the Company’s Class B Common Stock. No shares of Class B common stock were repurchased during the quarter ended March 31, 2008. The maximum number of shares of Class B common stock that may yet be purchased under the plan as of January 31, 2008, February 29, 2008 and March 31, 2008 were 907,094, 907,094 and 907,169, respectively.

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

Dated: May 9, 2008

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