Form 10-Q
period 2008-06-30
BEL FUSE INC /NJ
filed 2008-08-08
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008
or

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
☐ Yes ☒ No

At August 6, 2008, there were 2,511,380 shares of Class A Common Stock, $0.10 par value, outstanding and 9,374,593 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2-3

		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4

		Condensed Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008	5

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6-7

		Notes to Condensed Consolidated Financial Statements	8-22

	Item 1A.	Risk Factors	23

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-38

	Item 4.	Controls and Procedures	39

Part II		Other Information

	Item 1.	Legal Proceedings	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 6.	Exhibits	41

	Signatures		42

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

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$88,126	$83,875
Marketable securities	13,963	3,273
Short-term investments	9,360	20,542
Accounts receivable - less allowance for doubtful accounts of $1,045 and $977 at June 30, 2008 and December 31, 2007, respectively	51,716	52,217
Inventories	46,295	39,049
Prepaid expenses and other current assets	1,833	1,446
Refundable income taxes	2,452	3,168
Deferred income taxes	1,655	2,661

Total Current Assets	215,400	206,231

Property, plant and equipment - net	41,030	41,113

Restricted cash	2,304	4,553
Long-term investments	2,492	2,536
Deferred income taxes	6,234	4,364
Intangible assets - net	1,170	1,181
Goodwill	28,686	28,447
Other assets	5,206	5,435

TOTAL ASSETS	$302,522	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,847	$16,145
Accrued expenses	11,846	12,113
Income taxes payable	3,881	4,007
Dividends payable	834	795
Total Current Liabilities	37,408	33,060

Long-term Liabilities:
Deferred gain on sale of property	4,633	4,645
Liability for uncertain tax positions	7,387	6,930
Minimum pension obligation and unfunded pension liability	5,019	4,698
Total Long-term Liabilities	17,039	16,273

Total Liabilities	54,447	49,333

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,517,200 and 2,545,644 shares, respectively (net of 1,072,770 treasury shares)	252	255
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,374,593 and 9,286,627 shares, respectively (net of 3,218,310 treasury shares)	938	929
Additional paid-in capital	29,355	29,107
Retained earnings	216,947	214,580
Accumulated other comprehensive income (loss)	583	(344)
Total Stockholders' Equity	248,075	244,527

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,522	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$72,454	$61,612	$133,323	$123,419

Costs and expenses:
Cost of sales	59,317	48,599	108,955	96,490
Selling, general and administrative	9,284	9,178	18,217	18,661
Gain on sale of property, plant and equipment	-	(880)	-	(880)
	68,601	56,897	127,172	114,271

Income from operations	3,853	4,715	6,151	9,148
Interest expense and other costs	(2)	(2)	(1)	(124)
(Impairment charge) gain on sale of investment	(2,352)	2,508	(2,633)	2,508
Interest income	605	1,003	1,518	1,836

Earnings before provision for income taxes	2,104	8,224	5,035	13,368
Income tax provision	293	2,066	1,057	3,201

Net earnings	$1,811	$6,158	$3,978	$10,167

Earnings per Class A common share
Basic	$0.14	$0.49	$0.31	$0.81
Diluted	$0.14	$0.49	$0.31	$0.81

Weighted average Class A common shares outstanding
Basic	2,524,978	2,661,589	2,528,693	2,682,400
Diluted	2,524,978	2,661,589	2,528,693	2,682,400

Earnings per Class B common share
Basic	$0.16	$0.52	$0.34	$0.87
Diluted	$0.16	$0.52	$0.34	$0.86

Weighted average Class B common shares outstanding
Basic	9,352,092	9,233,397	9,329,516	9,203,547
Diluted	9,352,609	9,261,587	9,333,082	9,234,319

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional
		hensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2007	$222,150		$190,953	$(1,816)	$270	$917	$31,826

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition of non-qualified incentive stock options	149						149
Cash dividends declared on Class A common stock	(534)		(534)
Cash dividends declared on Class B common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	960		960
Unrealized holding gains on marketable securities arising during the year, net of taxes	2,077	2,077		2,077
Reclassification adjustment for gains included in net earnings, net of taxes	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability, net of taxes	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition of non-qualified incentive stock options	40						40
Cash dividends declared on Class A common stock	(306)		(306)
Cash dividends declared on Class B common stock	(1,305)		(1,305)
Issuance of restricted common stock	-					6	(6)
Repurchase/retirement of Class A common stock	(766)				(3)		(763)
Currency translation adjustment	804	804		804
Unrealized holding losses on marketable securities arising during the year, net of taxes	(1,336)	(1,336)		(1,336)
Reclassification adjustment for impairment charge included in net earnings, net of taxes	1,459	1,459		1,459
Stock-based compensation expense	668						668
Net earnings	3,978	3,978	3,978
Comprehensive income		$4,905

Balance, June 30, 2008	$248,075		$216,947	$583	$252	$938	$29,355

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$3,978	$10,167
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,601	3,850
Stock-based compensation	668	683
Excess tax benefits from share-based
payment arrangements	(40)	(124)
Loss (gain) on sale of property, plant and equipment	2	(880)
Impairment charge (gain on sale) on investment	2,633	(2,508)
Unrealized foreign exchange transaction gains	(123)	-
Other, net	289	478
Deferred income taxes	(1,059)	(2,426)
Changes in operating assets and liabilities (see below)	(1,245)	2,558

Net Cash Provided by Operating Activities	8,704	11,798

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,144)	(4,484)
Purchase of intangible asset	(300)	-
Purchase of marketable securities	(12,524)	(11,801)
Proceeds from sale of marketable securities	-	27,499
Proceeds from sale of property, plant and equipment	2,290	2,192
Redemption of investment	10,949	-

Net Cash (Used In) Provided by Investing Activities	(2,729)	13,406

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options	312	1,034
Dividends paid to common shareholders	(1,572)	(1,125)
Purchase and retirement of Class A common stock	(766)	(2,477)
Excess tax benefits from share-based
payment arrangements	40	124

Net Cash Used In Financing Activities	(1,986)	(2,444)

Effect of exchange rate changes on cash	262	83

Net Increase in Cash and Cash Equivalents	4,251	22,843
Cash and Cash Equivalents
- beginning of period	83,875	76,761
Cash and Cash Equivalents
- end of period	$88,126	$99,604

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$907	$1,158
(Increase) decrease in inventories	(6,990)	2,337
Increase in prepaid expenses and other current assets	(360)	(127)
Increase in other assets	(75)	(681)
Increase (decrease) in accounts payable	4,604	(1,759)
Increase in income taxes	982	803
(Decrease) increase in accrued expenses	(313)	827

	$(1,245)	$2,558

Supplementary information:
Cash paid during the period for income taxes	$854	$4,757

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three and six months ended June 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation, principally in the detailed disclosures within the footnotes pertaining to the business segment information and accrued expenses.

2. EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options for Class B common shares which, if exercised, would have a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	2008	2007	2008	2007
Numerator:
Net earnings	$1,811	$6,158	$3,978	$10,167
Less Dividends declared:
Class A	152	108	306	215
Class B	655	452	1,305	903
Undistributed earnings	$1,004	$5,598	$2,367	$9,049

Undistributed earnings allocation - basic:
Class A undistributed earnings	$205	$1,206	$486	$1,966
Class B undistributed earnings	799	4,392	1,881	7,083
Total undistributed earnings	$1,004	$5,598	$2,367	$9,049

Undistributed earnings allocation - diluted:
Class A undistributed earnings	$205	$1,203	$486	$1,961
Class B undistributed earnings	799	4,395	1,881	7,088
Total undistributed earnings	$1,004	$5,598	$2,367	$9,049

Net earnings allocation - basic:
Class A allocated earnings	$357	$1,314	$792	$2,181
Class B allocated earnings	1,454	4,844	3,186	7,986
Net earnings	$1,811	$6,158	$3,978	$10,167

Net earnings allocation - diluted:
Class A allocated earnings	$357	$1,311	$792	$2,176
Class B allocated earnings	1,454	4,847	3,186	7,991
Net earnings	$1,811	$6,158	$3,978	$10,167

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,524,978	2,661,589	2,528,693	2,682,400

Class B - basic	9,352,092	9,233,397	9,329,516	9,203,547
Dilutive impact of stock options and unvested restricted stock awards	517	28,190	3,566	30,772
Class B - diluted	9,352,609	9,261,587	9,333,082	9,234,319

Earnings per share:
Class A - basic	$0.14	$0.49	$0.31	$0.81
Class A - diluted	$0.14	$0.49	$0.31	$0.81

Class B - basic	$0.16	$0.52	$0.34	$0.87
Class B - diluted	$0.16	$0.52	$0.34	$0.86

During the three and six months ended June 30, 2008 and during the three and six months ended June 30, 2007, 53,000 and 14,000 outstanding options, respectively, were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

3. MARKETABLE SECURITIES

At June 30, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund. In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders. As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund. In addition, the Company has recorded total impairment charges of $0.7 million due to the declining net asset value (NAV), $0.3 million of which was recorded in the first quarter of 2008. As the NAV of the Columbia Portfolio has remained relatively constant during the second quarter of 2008, the Company has not recorded any additional impairment charge during the three months ended June 30, 2008.

As of June 30, 2008, the Company has received total cash redemptions to date of $13.2 million (including $10.9 million in the six months ended June 30, 2008) at a weighted-average net asset value of $.9826 per unit. The additional realized gains and losses associated with these redemptions were minimal. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of June 30, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million ($3.07 per share). Toko had a market capitalization of approximately $174.5 million as of June 30, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $2.79. While this stock is highly volatile, the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share, which is above the 52-week high of $2.79. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s cost basis within the foreseeable future. As a result, the Company has deemed this investment to be other-than-temporarily impaired as of June 30, 2008 and has recorded a pre-tax impairment charge of $2.4 million during the second quarter of 2008 to write this investment to its fair value at June 30, 2008.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of June 30, 2008, the Company has recorded an unrealized loss, net of income tax, of approximately $1.2 million which is included in accumulated other comprehensive income in stockholders’ equity. As this stock has been highly volatile during the short timeframe that the Company has held this investment and, as management has the ability and intention to hold this investment until the market improves, the Company does not believe that the investment in Power-One is other-than-temporarily impaired as of June 30, 2008.

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) with Stephens, Inc., with whom the Company has an investment banking relationship. This investment is part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are allocated to various banks in order to achieve FDIC insurance on the full invested amount. The CDs have a 26-week maturity and an early redemption feature with a 30-day interest penalty.

At June 30, 2008 and December 31, 2007, respectively, marketable securities had a cost of approximately $18.2 million and $5.6 million, an estimated fair value of approximately $14.0 million and $3.3 million and gross unrealized losses of approximately $1.8 million and $2.3 million. Such unrealized losses are included, net of tax, in accumulated other comprehensive income (loss). During the six months ended June 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $2.4 million related to its investment in Toko discussed above. The Company has realized losses of $0.2 million during the six months ended June 30, 2008 related to the partial redemption of its investment in the Columbia Portfolio. During the six months ended June 30, 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a realized gain of $2.5 million. Included in other assets at June 30, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million and $4.6 million, respectively, and an estimated fair value of approximately $4.6 million and $4.9 million, respectively. Such unrealized net gains (losses) are included, net of tax, in accumulated other comprehensive loss.

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

As of June 30, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of the Company’s investments in Toko and Power-One stock (categorized as available-for-sale securities) and the marketable securities designated for utilization in accordance with the Company’s SERP plan (categorized as an other long-term investment). The fair value of these investments is determined based on quoted market prices in public market and are categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2008.

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2008 (dollars in thousands).

		Assets at Fair Value as of June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$13,957	$13,957	-	-
Other long-term investments	4,625	4,625	-	-

Total	$18,582	$18,582	-	-

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2008 (dollars in thousands). These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below). The fair value of these investments is determined based on significant other observable inputs and are categorized as Level 2 (dollars in thousands).

		Assets at Fair Value as of June 30, 2008			Total Gains (Losses)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Other investments	$11,852	-	$11,852	-	$3	($278)

Total	$11,852	-	$11,852	-	$3	($278)

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2008 and the Company did not have any financial liabilities as of June 30, 2008.

4. INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$28,698	$24,089
Work in progress	2,545	2,434
Finished goods	15,052	12,526
	$46,295	$39,049

5. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total segment revenues
North America	$24,022	$20,737	$47,014	$39,168
Asia	53,234	41,731	95,374	86,103
Europe	7,624	8,767	14,410	17,901
Total segment revenues	84,880	71,235	156,798	143,172
Reconciling items:
Intersegment revenues	(12,426)	(9,623)	(23,475)	(19,753)
Net sales	$72,454	$61,612	$133,323	$123,419

Income from Operations:
North America	$1,647	$1,009	$2,745	$2,111
Asia	1,464	3,231	2,304	6,387
Europe	742	475	1,102	650
	$3,853	$4,715	$6,151	$9,148

6.  DEBT

Short-term debt

On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on June 10, 2011. There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of June 30, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of June 30, 2008. The line of credit expires on January 31, 2009. Any borrowing on the line of credit will be guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Included in interest expense for the six months ended June 30, 2007 is the write-off of approximately $0.1 million of previously unamortized deferred financing charges in connection with the Company’s prior credit facility.

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

At June 30, 2008 and December 31, 2007, the Company has approximately $9.7 million and $9.2 million, respectively, of liabilities for uncertain tax positions (including interest and penalties). Of these amounts, the current portions of $2.3 million and $2.3 million are included in income tax payable and the noncurrent portions of $7.4 million and $6.9 million are included in liability for uncertain tax positions. These liabilities for uncertain tax positions, if recognized, would reduce the Company’s effective tax rate.

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

The Company is currently being audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006. The State of New Jersey is proposing a tax adjustment for the years 2003 through 2006 in the amount of $0.2 million. The assessment arises from the method the Company utilized to account for home office charges from the parent company to its related entities. The Company intends to challenge the state’s position on this matter. During the six months ended June 30, 2008, the Company accrued the $0.2 million tax assessment.

During February 2008, the Company received correspondence from the State of California Franchise Tax Board. They requested copies of U.S. federal income tax returns for the years 2005 and 2006 for further analysis to determine if the tax returns will be selected for audit. On July 3, 2008 the Company received correspondence from the State of California that the tax returns for the years 2005 and 2006 will not be audited at this time.

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

Based on possible outcomes of the examinations mentioned above, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2008. Based on the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. It is not possible to estimate the effect of changes, if any, that will be made to previously recorded uncertain tax positions over the next year.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2008 and 2007, the Company recognized approximately $0.2 million and $0.2 million, respectively in interest and penalties in the Condensed Consolidated Statements of Operations. The Company has approximately $2.0 million and $1.8 million accrued for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Condensed Consolidated Balance Sheets.

8. ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Sales commissions	$1,730	$1,903
Contract labor	3,139	1,723
Salaries, bonuses and
related benefits	4,205	4,082
Other	2,772	4,405
	$11,846	$12,113

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The expense for the six months ended June 30, 2008 and 2007 amounted to approximately $0.2 million and $0.3 million, respectively. The expense for the three months ended June 30, 2008 and 2007 amounted to approximately $0.1 million and $0.1 million, respectively. As of June 30, 2008, the plans owned 17,116 and 154,250 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the six months ended June 30, 2008 and 2007 amounted to approximately $0.2 million and $0.2 million, respectively. The expense for the three months ended June 30, 2008 and 2007 amounted to approximately $0.1 million and $0.1 million, respectively. As of June 30, 2008, the plan owned 3,323 and 17,756 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$73	$147	$146	$287
Interest cost	76	27	152	54
Amortization of adjustments	33	24	66	42
Total SERP expense	$182	$198	$364	$383

	June 30,	December 31,
	2008	2007
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$5,019	$4,698
Accumulated other comprehensive income (loss)	(1,154)	(1,154)

Included in other assets at June 30, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million and $4.6 million, respectively, and an estimated fair value of approximately $4.6 million and $4.9 million, respectively. Such unrealized net gains (losses) are included, net of tax, in accumulated other comprehensive income (loss). The Company contributed $0.1 million to this investment during the six months ended June 30, 2008.

10. SHARE-BASED COMPENSATION

The Company records compensation expense in its Condensed Consoldiated Statements of Operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) “Share-Based Payment”. The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $0.7 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007 the aggregate compensation cost recognized in net earnings amounted to $0.4 million and $0.3 million, respectively. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the six months ended June 30, 2008 and 2007.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. No stock options were granted during the six months ended June 30, 2008 or 2007.

Information regarding the Company’s stock options for the six months ended June 30, 2008 is as follows. All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2008	70,000	$28.42
Granted	-
Exercised	(16,500)	18.89
Forfeited or expired	(500)	18.89
Outstanding at June 30, 2008	53,000	$31.48	1.7 years	$-
Exercisable at June 30, 2008	34,500	$31.78	1.7 years	$-

During the six months ended June 30, 2008 and 2007 the Company received $0.3 million and $1.0 million, respectively, from the exercise of stock options and realized minimal tax benefits during the six months ended June 30, 2008 and $0.1 million in tax benefits during the six months ended June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.2 million and $0.7 million, respectively. Stock compensation expense applicable to stock options was minimal for the six months ended June 30, 2008 and was approximately $0.2 million for the six months ended June 30, 2007.

A summary of the status of the Company's nonvested stock options as of December 31, 2007 and changes during the six months ended June 30, 2008 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at December 31, 2007	33,500	$30.28
Granted	-
Vested	(15,000)	29.50
Forfeited	-
Nonvested at June 30, 2008	18,500	$30.92

At June 30, 2008, there was less than $0.1 million of total unrecognized cost related to nonvested stock options arrangements under the Program. The cost is expected to be recognized over a weighted average period of 0.75 months. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During the six months ended June 30, 2008 and 2007, the Company issued 56,300 and 74,200 Class B common shares, respectively, under a restricted stock plan to various employees. Pre-tax compensation expense was $0.7 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively and $0.4 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of January 1, 2008 and for the six months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2008	195,400	$35.31	3.43 years
Granted	56,300	24.47
Vested	(4,500)	30.67
Forfeited	(7,250)	33.74
Outstanding at June 30, 2008	239,950	$32.90	3.39 years

As of June 30, 2008, there was $5.3 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.9 years. The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises. In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

11. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of June 30, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 185,529 Class A common shares at a cost of approximately $6.5 million. No shares of Class B common stock were repurchased during the six months ended June 30, 2008 and 25,496 shares of Class A common stock were repurchased during the six months ended June 30, 2008 at a cost of $0.8 million.

As of June 30, 2008, there were two shareholders of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock. In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares (both Class A and Class B common stock). If this clause is triggered, the shareholder must within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation or forfeit its right to vote its Class A common shares. As of June 30, 2008, to the Company's knowledge, these two such shareholders had not purchased any Class B shares to comply with these requirements. In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of June 30, 2008, to the Company’s knowledge, these shareholders owned 34.2% of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On May 1, 2008, the Company paid a $0.07 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.6 million and a $0.06 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.2 million.

12. COMPREHENSIVE INCOME

Comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 consists of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$1,811	$6,158	$3,978	$10,167
Currency translation adjustment	85	(24)	804	334
(Decrease) increase in unrealized
gain on marketable securities
- net of taxes	(4,229)	(3,344)	(1,336)	953
Reclassification adjustment for
impairment charge included in
net earnings, net of tax	1,459	-	1,459	-

Comprehensive (loss) income	$(874)	$2,790	$4,905	$11,454

13. SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey, as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs. During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount for which the Company is liable. During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 million still remains in escrow and has been classified as restricted cash as of June 30, 2008. The Company anticipates resolution of this sale, release of the remaining escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the remaining escrow of $2.3 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007.

14. NEW FINANCIAL ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

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

15. LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement. See the Company’s Annual Report on Form 10-K for the details of pending lawsuits. The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of June 30, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of June 30, 2008 and December 31, 2007 are summarized below (dollars in thousands):

	June 30,	December 31,
	2008	2007

Foreign currency translation adjustment	$2,905	$2,101
Unrealized holding loss on available-for-sale securities under SFAS No. 115, net of taxes of $(712) and $(789) as of June 30, 2008 and December 31, 2007	(1,168)	(1,291)
Unfunded SERP liability, net of taxes of ($483) as of June 30, 2008 and December 31, 2007	(1,154)	(1,154)

Accumulated other comprehensive income (loss)	$583	$(344)

17. RELATED PARTY TRANSACTIONS

In June 2008, the Company invested $2.0 million in a money market fund with GAMCO Investors, Inc. (“GAMCO”). GAMCO is a current shareholder of the Company, with holdings of its Class A stock in excess of 10%.

18. SUBSEQUENT EVENT

On July 31, 2008, the Company announced that it will cease manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts by January 2009. The Company expects to incur severance and other costs related to the layoff of approximately 50 associates over the next few months. The Company is currently evaluating the accounting implications of the closure of this facility, which will be recorded in the third quarter of 2008.

Item 1A. Risk Factors

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risk described below, together with all other risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares (both Class A and Class B common stock),such shareholder must within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of June 30, 2008, to the Company's knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of June 30, 2008, to the Company's knowledge, these shareholders owned 34.2% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to non-compliance with the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of June 30, 2008, Daniel Bernstein, the Company's chief executive officer, beneficially owned 93,555 Class A common shares (or 5.6%) of the Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 251,132 Class A common shares (or 15.2%) of the Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (including Daniel Bernstein) beneficially owned 243,484 Class A common shares (or 14.6%) of the Class A common shares whose voting rights were not suspended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses. The Company has experienced a high turnover rate among workers in the People’s Republic of China (“PRC”). Since the conclusion of the Lunar New Year holiday in early February, net new hires of approximately 5,300 employees in Bel’s PRC facilities were required to meet a 40% increase in its Magnetics product backlog. The addition of new workers, particularly surrounding the Lunar New Year, increased Bel’s training costs and curtailed Bel’s output, as the new employees had lower productivity levels until they became familiar with the Company’s methods of production. In addition, PRC officials implemented an increase in wage rates effective April 1, 2008 in the areas where our products are manufactured, including double-time rates for Saturdays and Sundays. During the second quarter of 2008, Bel’s employees worked longer hours at those premium overtime rates. Furthermore, the U.S. dollar continued to fall in value against the PRC yuan, the currency in which all of Bel’s PRC factory workers are paid. The combination of low efficiency of new workers, higher wage rates, increased overtime hours worked and unfavorable currency effects resulted in higher total labor costs. As of June 30, 2008, although the backlog is still above prior year levels, the turnover level of workers has returned to more normal levels and productivity levels are back up to 90% (as compared to productivity levels of 40-50% experienced during the heavy transition period after the Lunar New Year). With regard to material costs, the increasing cost of gold, copper and solder wire have had a significant impact on the Company’s overall cost of sales.

The Company’s sales increased by $10.8 million or 17.6% during the three months ended June 30, 2008 as compared to the same period in 2007. The Company’s sales increased by $9.9 million or 8.0% during the six months ended June 30, 2008 as compared to the same period in 2007. The increase in sales is primarily due to an increase in module sales (including power products) of $6.2 million for the three months ended June 30, 2008 and $11.3 million for the six months ended June 30, 2008, as compared to the comparable periods of 2007. Certain of the power products went into production at the end of the first quarter of 2007, as compared to a full six months of revenue stream associated with these new products in 2008. In addition, the Company’s interconnect sales increased by $3.2 million for the three months ended June 30, 2008 and $4.1 million for the six months ended June 30, 2008, as compared to the comparable periods of 2007. The increase in sales for the six months ended June 30, 2008 were partially offset by a decrease in the Company’s ICM sales of $3.4 million from the same period of 2007 as a result of the production inefficiencies in the PRC referred to above, which inhibited the Company’s ability to increase product shipments, and together with increased orders resulted in an increase in backlog.

While the Company’s sales increased from 2007, gross profit margins decreased from 21.1% for the three months ended June 30, 2007 to 18.1% for the three months ended June 30, 2008. Gross profit margins for the six months ended June 30, 2008 were 18.3% as compared to 21.8% for the six months ended June 30, 2007. Direct labor costs as a percent of sales increased by 3.7% during the three months ended June 30, 2008 and by 2.3% for the six months ended June 30, 2008 as compared to the comparable periods of 2007. The rising labor costs resulted from increased wage rates, higher overtime rates and overtime hours worked and the productivity issues experienced after the Lunar New Year, as discussed above. The remaining reduction in margin resulted primarily from the increased cost of materials such as gold, copper and solder wire.

Net earnings for this year's second quarter of $1,811,000 include a pre-tax charge of $2,353,000 for the other-than-temporary impairment of Bel's holdings in Toko Inc. (TSE: 6801). See “Liquidity and Capital Resources” for further information regarding this impairment charge.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for 2007.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.9	78.9	81.7	78.2
Selling, general and administrative expenses	12.8	14.9	13.7	15.1
Gain on sale of property, plant and equipment	-	(1.4)	-	(0.7)
(Impairment charge) gain on sale of investment	(3.2)	4.1	(2.0)	2.0
Interest income, net of interest
and financing expense	0.8	1.6	1.1	1.4
Earnings before provision
for income taxes	2.9	13.3	3.8	10.8
Income tax provision	0.4	3.4	0.8	2.6
Net earnings	2.5	10.0	3.0	8.2

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Net sales	17.6%	8.0%

Cost of sales	22.1	12.9

Selling, general and administrative expenses	1.2	(2.4)

Net earnings	(70.6)	(60.9)

THREE MONTHS ENDED JUNE 30, 2008 VERSUS THREE MONTHS ENDED JUNE 30, 2007

Sales

Net sales increased 17.6% from $61.6 million during the three months ended June 30, 2007 to $72.5 million during the three months ended June 30, 2008. The Company attributes the increase to an increase in module sales of $6.2 million, an increase in interconnect sales of $3.2 million and an increase in magnetic sales of $2.0 million, offset in part by a decrease in circuit protection sales of $0.5 million. The main factor driving this net sales increase during the second quarter related to a higher volume of products sold. While the Company has announced recent price increases to its customers, these new rates will not take effect until the third quarter of 2008.

The significant components of the Company's revenues for the three months ended June 30, 2008 were magnetic products of $31.8 million (as compared with $29.8 million during the three months ended June 30, 2007), interconnect products of $14.2 million (as compared with $11.0 million during the three months ended June 30, 2007), module products of $22.0 million (as compared with $15.8 million during the three months ended June 30, 2007), and circuit protection products of $4.5 million (as compared with $5.0 million during the three months ended June 30, 2007).

Cost of Sales

Cost of sales as a percentage of net sales increased from 78.9% during the three months ended June 30, 2007 to 81.9% during the three months ended June 30, 2008. During the three months ended June 30, 2007, the Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which were deemed to be unusable. Excluding this anomaly, cost of sales as a percentage of net sales increased 4.9% during the second quarter of 2008 as compared to the same quarter of 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company experienced a significant increase in labor costs during the three months ended June 30, 2008 (16.1% of sales as compared to 12.4% of sales for the three months ended June 30, 2007). This increase was due to a variety of factors, including increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires since Lunar New Year, higher wage rates effective April 1, 2008 as mandated by PRC officials and an increase in overtime hours worked to reduce our backlog, with many of these hours being worked on Saturdays and Sundays at the new double-time rates. A significant number of new hires were brought on during the first quarter 2008 and the training period typically takes three months to become familiar with our production methods and achieve an acceptable level of productivity. As a result, the Company was still experiencing production inefficiencies at the beginning of the second quarter. In addition, the PRC yuan, in which all PRC workers are paid, has appreciated on average by 10.4% during the three months ended June 30, 2008 from the comparable period of 2007.

♦
The Company incurred a 1.4% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased costs for raw materials such as gold, copper and solder wire. In addition, the shift in product mix has lead to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products. Increased transportation costs have also contributed to the rising cost of materials. Since the majority of the manufacturing is conducted in Asia, the increased material costs negatively impact the Company’s operating profits in Asia.

♦
Sales of the Company’s module products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $2.0 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 14.9% during the three months ended June 30, 2007 to 12.8% during the three months ended June 30, 2008. The decrease in the dollar amount of selling, general and administrative expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was approximately $0.1 million. The dollar decrease is principally attributed a $0.4 million decrease in legal fees from the second quarter of 2007, primarily due to reduced legal activity in the second quarter of 2008 and a $0.1 million reduction in external accounting fees due to the implementation of an internal audit function. This was largely offset by an increase in sales and marketing expenses of $0.4 million as compared to the second quarter of 2007 due to increased commissions on the higher sales volume.

Gain on Sale of Property, Plant and Equipment

During the three months ended June 30, 2007, the Company realized gains from the sale of real property in Hong Kong in the amount of $0.9 million.

(Impairment Charge) Gain on Sale of Investment

During the three months ended June 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $2.4 million associated with its investment in Toko, Inc. See “Liquidity and Capital Resources” for further information. During the three months ended June 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.4 million during the three months ended June 30, 2008, as compared to the comparable period in 2007. The decrease is due primarily to significantly lower interest rates on invested balances during the three months ended June 30, 2008 as compared to 2007.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2008 was $0.3 million compared to a $2.1 million provision for the three months ended June 30, 2007. The Company's earnings before income taxes for the three months ended June 30, 2008 are approximately $6.1 million lower than the same period in 2007. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 13.9% and 25.1% for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in. Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The decrease is principally related to the tax benefit in the U.S. of $0.9 million associated with the other than temporary impairment loss taken for financial statement purposes, in connection with the Company’s investment in Toko during the second quarter of 2008. During the three months ended June 30, 2007 there was a gain in the U.S. from the sale of TOKO stock in the amount of $2.5 million which increased the effective tax rate. This was offset in part by higher U.S. and European taxable income from operations to total pretax income during the three months ended June 30, 2008 compared with June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 VERSUS SIX MONTHS ENDED JUNE 30, 2007

Sales

Net sales increased 8.0% from $123.4 million during the six months ended June 30, 2007 to $133.3 million during the six months ended June 30, 2008. The Company attributes the increase to an increase in module sales of $11.3 million and an increase in interconnect sales of $4.1 million, offset in part by a decrease in magnetic sales of $4.6 million and a decrease in circuit protection sales of $0.9 million. The increase in module sales includes $6.2 million of additional power products revenue during the six months ended June 30, 2008 as compared with the same period in 2007. Certain of the power products went into production at the end of the first quarter of 2007, as compared to a full six months of revenue stream associated with these new products in 2008. The increase in module sales was constrained by production inefficiencies associated with increased demand. The partially offsetting decrease in magnetic sales is primarily due to a decrease in the Company’s ICM sales of $3.4 million during the six months ended June 30, 2008 as compared to the comparable period of 2007 as a result of production inefficiencies in the PRC referred to above.

The significant components of the Company's revenues for the six months ended June 30, 2008 were magnetic products of $56.7 million (as compared with $61.3 million during the six months ended June 30, 2007), interconnect products of $26.2 million (as compared with $22.1 million during the six months ended June 30, 2007), module products of $41.9 million (as compared with $30.6 million during the six months ended June 30, 2007), and circuit protection products of $8.5 million (as compared with $9.4 million during the six months ended June 30, 2007).

 Cost of Sales

Cost of sales as a percentage of net sales increased from 78.2% during the six months ended June 30, 2007 to 81.7% during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which were deemed to be unusable. Excluding this anomaly, cost of sales as a percentage of net sales increased 4.5% during the six months ended June 30, 2008 as compared to the same period of 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company experienced a significant increase in labor costs during the six months ended June 30, 2008 (13.8% of sales as compared to 11.5% of sales for the six months ended June 30, 2007). This increase was due to a variety of factors, including increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires since Lunar New Year, higher wage rates effective April 1, 2008 as mandated by PRC officials and an increase in overtime hours worked to reduce our backlog, with many of these hours being worked on Saturdays and Sundays at the new double-time rates. In addition, the PRC yuan, in which all PRC workers are paid, has appreciated on average by 9.4% during the six months ended June 30, 2008 from the comparable period of 2007.

♦
The Company incurred a 2.0% increase in material costs as a percentage of net sales. The increase in raw material costs is principally related to increased costs for raw materials such as gold, copper and solder wire. In addition, the shift in product mix has lead to increased manufacturing of value-added products, which have a higher raw material content than the Company’s other products. Increased transportation costs have also contributed to the rising cost of materials. Since the majority of the manufacturing is conducted in Asia, the increased material costs negatively impact the Company’s operating profits in Asia.

♦
Sales of the Company’s module products have increased. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components. As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

Included in cost of sales are research and development expenses of $3.9 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 15.1% during the six months ended June 30, 2007 to 13.7% during the six months ended June 30, 2008. The decrease in the dollar amount of selling, general and administrative expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was approximately $0.4 million. The dollar decrease is principally attributed to the following:

♦
Legal and professional fees decreased by $0.9 million from the first six months of 2007 principally due to the implementation of an internal audit and SOX function which reduced audit and external consultant fees by approximately $0.5 million and reduced legal activity during the second quarter of 2008, resulting in a decrease in legal fees of $0.4 million.

♦
Other general and administrative costs decreased by $0.3 million during the six months ended June 30, 2008 as compared to the same period of 2007. The Company has reduced its discretionary bonus expense during the six months ended June 30, 2008 as a result of lower profitability in 2008. In addition, the Company recorded a $0.1 million reduction of stock-based compensation expense related to forfeitures of the restricted stock awards. There were additional reductions in other general and administrative costs that were not individually significant.

Offsetting these factors in part, sales and marketing expenses increased by $0.5 million as compared to the six months ended June 30, 2007 due to increased commissions on the higher sales volume. In addition, bad debt expense increased by $0.2 million during the six months ended June 30, 2008 as compared to the same period of 2007. This increase resulted from a specific reserve on a large account in Germany that was recorded during the first quarter of 2008.

Gain on Sale of Property, Plant and Equipment

During the six months ended June 30, 2007, the Company realized gains from the sale of real property in Hong Kong in the amount of $0.9 million.

(Impairment Charge) Gain on Sale of Investment

During the six months ended June 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $2.4 million associated with its investment in Toko, Inc. The Company also recorded an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio during the six months ended June 30, 2008. See “Liquidity and Capital Resources” for further information on these impairment charges. During the six months ended June 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.3 million during the six months ended June 30, 2008, as compared to the comparable period in 2007. The decrease is due primarily to significantly lower interest rates on invested balances during the six months ended June 30, 2008 as compared to 2007.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2008 was $1.1 million compared to a $3.2 million provision for the six months ended June 30, 2007. The Company's earnings before income taxes for the six months ended June 30, 2008 are approximately $8.3 million lower than the same period in 2007. The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 21.0% and 23.9% for the six months ended June 30, 2008 and June 30, 2007, respectively. The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in. Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The decrease is principally related to the tax benefit of $0.9 million in the U.S. associated with the other than temporary impairment loss taken for financial statement purposes, in connection with the Company’s investment in Toko during the second quarter of 2008. During the six months ended June 30, 2007 there was a gain in the U.S. from the sale of TOKO stock in the amount of $2.5 million which increased the effective tax rate. This was offset in part by an increase in the provision related to the State of New Jersey tax assessment in the amount of $0.2 million during the six months ended June 30, 2008 and higher U.S. and European taxable income from operations to total pretax income during the six months ended June 30, 2008 compared with June 30, 2007.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar or the Chinese Renminbi. However, the Chinese Renminbi has appreciated in value significantly (approximately 9.4%) during the six months ended June 30, 2008 as compared to the same period of 2007. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC. Commencing with the Company’s acquisition of its Passive Components Group in 2005, the Company's European entity has sales transactions which are denominated principally in Euros and British Pounds.  Conversion of these transactions into U.S. dollars has resulted in unrealized exchange gains of $0.8 million and $0.3 million for the six months ended June 30, 2008 and June 30, 2007, respectively, relating to the translation of foreign subsidiary financial statements which are included in accumulated other comprehensive income. Realized currency gains (losses) during the six months ended June 30, 2008 and June 30, 2007 were not material. Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

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

On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on June 10, 2011. There was no balance outstanding as of June 30, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at June 30, 2008. The line of credit expires on January 31, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's 2007 Annual Report on Form 10-K.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs. During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount for which the Company is liable. During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remains in escrow and has been classified as restricted cash as of June 30, 2008. The Company anticipates resolution of this sale, release of the remaining escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the remaining escrow of $2.3 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of June 30, 2008.

 At June 30, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”), which is an enhanced cash fund sold as an alternative to money-market funds. During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund. In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders. As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund. In addition, the Company has recorded total impairment charges of $0.7 million due to the declining net asset value (NAV), $0.3 million of which was recorded in the first quarter of 2008. As the NAV of the Columbia Portfolio has remained relatively constant during the second quarter of 2008, the Company has not recorded any additional impairment charge during the three months ended June 30, 2008.

As of June 30, 2008, the Company has received total cash redemptions to date of $13.2 million (including $10.9 million in the six months ended June 30, 2008) at a weighted-average net asset value of $.9826 per unit. The additional realized gains and losses associated with these redemptions were minimal. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of June 30, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko, Inc. (“Toko”) at a total cost of $5.6 million ($3.07 per share). Toko had a market capitalization of approximately $174.5 million as of June 30, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with FSP 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. The Company reviewed various factors in making its determination, including volatility of the Toko share price over the last year, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been extremely volatile over the last year, ranging from $1.22 - $2.79. While this stock is highly volatile, the Company’s cost basis in its remaining shares of Toko stock is $3.07 per share, which is above the 52-week high of $2.79. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s cost basis within the foreseeable future. As a result, the Company has deemed this investment other-than-temporarily impaired as of June 30, 2008 and has recorded a pre-tax impairment charge of $2.4 million during the second quarter of 2008 to write this investment to its fair value at June 30, 2008.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million. Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of June 30, 2008, the Company has recorded an unrealized loss, net of income tax, of approximately $1.2 million which is included in accumulated other comprehensive income in stockholders’ equity. As this stock has been highly volatile during the short timeframe that the Company has held this investment and as management has the ability and intention to hold this investment until the market improves, the Company does not believe that their investment in Power-One is other-than-temporarily impaired as of June 30, 2008.

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) with Stephens, Inc., with whom the Company has an investment banking relationship. This investment is part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are allocated to various banks in order to achieve FDIC insurance on the full invested amount. The CDs have a 26-week maturity and an early redemption feature with a 30-day interest penalty.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of June 30, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 185,529 Class A common shares at a cost of approximately $6.5 million. No shares of Class B common stock were repurchased during the six months ended June 30, 2008 and 25,496 shares of Class A common stock were repurchased during the six months ended June 30, 2008 at a cost of $0.8 million.

During the six months ended June 30, 2008, the Company's cash and cash equivalents increased by $4.3 million, reflecting approximately $8.7 million provided by operating activities (principally as a result of net income of $4.0 million, depreciation and amortization expense of $3.6 million, stock-based compensation expense of $0.7 million and impairment charges, net of deferred tax provision, of $1.6 million, offset in part by a $1.2 million decrease in operating assets and liabilities), $10.9 million from the partial redemption of the Columbia Portfolio and $2.3 million from the partial release of escrow related to the sale of the Jersey City property, offset, in part, by $12.5 million used for purchases of marketable securities, $3.1 million for the purchase of property, plant and equipment, $0.8 million for the repurchase of the Company’s common stock and $1.6 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 53.9% and 54.4% of the Company's total assets at June 30, 2008 and December 31, 2007, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.8 to 1 and 6.2 to 1 at June 30, 2008 and December 31, 2007, respectively.

On July 31, 2008, the Company announced that it will cease manufacturing operations at its Bel Power, Inc. facility in Westborough, Massachusetts by January 2009. The Company expects to incur severance and other costs related to the layoff of approximately 50 associates over the next few months. The Company is currently evaluating the accounting implications of the closure of this facility, which will be recorded in the third quarter of 2008.

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

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

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. At June 30, 2008, two of the Company’s investments - the Company’s investment in Toko stock and the Company’s investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) - have been subject to recent market declines, triggering impairment charges recorded during the six months ended June 30, 2008.

The per share fair market value of the remaining 1.8 million shares of Toko stock has decreased by 22.5% since March 31, 2008 (a decline of $0.52 per share). This investment has been in a loss position since April 2007. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s cost basis within the foreseeable future. As a result, the Company has deemed this investment other-than-temporarily impaired as of June 30, 2008 and has recorded an impairment charge of $2.4 million during the second quarter of 2008. If Toko experiences further declines in their stock price, this could cause the Company to take additional impairment charges on this investment in the future.

The Company’s investment in the Columbia Portfolio has also been sensitive to the recent market decline. In December 2007, the Company was notified that its $25.7 million investment in the Columbia Portfolio was being liquidated and that the fund was converting from a fixed net asset value (“NAV”) to a floating NAV, which resulted in the Company’s recording a $0.3 million impairment charge during the year ended December 31, 2007 and an additional impairment charge of $0.3 million was recorded in the three months ended March 31, 2008. See Note 3 of the Notes to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2008, the Company has a total of $11.9 million invested in the Columbia Portfolio. While the NAV remained steady during the second quarter of 2008, if the NAV were to decline by $0.10 per unit (10% of the NAV of $0.9705 at June 30, 2008), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $1.2 million.

In addition to the two investments discussed above, the Company’s investment in Power-One, Inc. has also been subject to recent market declines. As of June 30, 2008, the pre-tax unrealized loss associated with this investment is $1.8 million. If the per share fair market value of the Power-One stock were to decrease by $0.18 per share (10% of the June 30, 2008 Power-One stock price), this would result in an additional unrealized loss of $0.8 million. The Company’s cost in this investment was $2.32 per share and from the time of purchase in late February 2008 through the end of the second quarter, the closing stock price ranged from $1.81 - $3.70 per share, with the average closing stock price for the period at $2.79 per share. The Company has the intent and ability to hold this stock for the period of time it takes for the market to recover. As a result of these factors, management believes that the investment in Power-One is not other-than-temporarily impaired as of June 30, 2008.

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Chinese Renminbi, Euros, British Pounds and the Czech Koruna. Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement. See the Company’s Annual Report on Form 10-K for the details of pending lawsuits. The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of June 30, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30, 2008	-	$-	-	80,809
May 1 - May 31, 2008	9,610	27.98	9,610	70,238
June 1 - June 30, 2008	3,679	28.57	3,679	66,191

Total	13,289	$28.14	13,289	66,191

As of June 30, 2008, the Company had cumulatively purchased and retired 23,600 shares of the Company’s Class B Common Stock. No shares of Class B common stock were repurchased during the six months ended June 30, 2008. The maximum number of shares of Class B common stock that may yet be purchased under the plan as of April 30, 2008, May 31, 2008 and June 30, 2008 were 908,569, 914,099 and 913,859, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of security holders was held on May 9, 2008. At the meeting the Board’s nominees were elected to the Board of Directors for terms of three years. The votes were cast as follows:

	For	Withheld

Avi Eden	2,326,776	92,680
Robert H. Simandl	2,120,159	299,297

With respect to the ratification of the designation of Deloitte & Touche LLP to audit the Company’s books and accounts for 2008, the votes were cast as follows:

For	Against	Abstain

2,381,417	12,765	25,274

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/Daniel Bernstein
Daniel Bernstein, President and
Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn, Vice President of Finance

Dated: August 8, 2008

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