Form 10-Q
period 2008-09-30
BEL FUSE INC /NJ
filed 2008-11-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

At November 6, 2008, there were 2,183,549 shares of Class A Common Stock, $0.10 par value, outstanding and 9,370,643 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2-3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4

		Condensed Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6-7

		Notes to Condensed Consolidated Financial Statements	8-25

	Item 1A.	Risk Factors	26-27

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	28-43

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	44-45

	Item 4.	Controls and Procedures	46

Part II		Other Information

	Item 1.	Legal Proceedings	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 6.	Exhibits	48

	Signatures		49

PART I.  Financial Information

Item 1. Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$82,771	$83,875
Marketable securities	10,778	3,273
Short-term investments	5,774	20,542
Accounts receivable - less allowance for doubtful
accounts of $754 and $977 at September 30,
2008 and December 31, 2007, respectively	47,240	52,217
Inventories	49,136	39,049
Prepaid expenses and other current
assets	1,597	1,446
Refundable income taxes	1,913	3,168
Deferred income taxes	1,251	2,661

Total Current Assets	200,460	206,231

Property, plant and equipment - net	41,307	41,113

Restricted cash	2,315	4,553
Long-term investments	2,459	2,536
Deferred income taxes	7,506	4,364
Intangible assets - net	993	1,181
Goodwill	28,524	28,447
Other assets	4,938	5,435

TOTAL ASSETS	$288,502	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$19,230	$16,975
Accrued expenses	12,918	11,283
Income taxes payable	4,642	4,007
Dividends payable	830	795
Total Current Liabilities	37,620	33,060

Long-term Liabilities:
Deferred gain on sale of property	4,623	4,645
Liability for uncertain tax positions	3,543	6,930
Minimum pension obligation and
unfunded pension liability	5,182	4,698
Total Long-term Liabilities	13,348	16,273

Total Liabilities	50,968	49,333

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 Shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,191,804 and 2,545,644 shares, respectively (net of 1,072,770 treasury shares)	219	255
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,370,643 and 9,286,627 shares, respectively (net of 3,218,310 treasury shares)	937	929
Additional paid-in capital	19,839	29,107
Retained earnings	218,107	214,580
Accumulated other comprehensive loss	(1,568)	(344)
Total Stockholders' Equity	237,534	244,527

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$288,502	$293,860

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Sales	$66,964	$66,379	$200,287	$189,798

Costs and expenses:
Cost of sales	56,337	52,288	165,292	148,778
Selling, general and administrative	8,934	8,673	27,151	27,334
Restructuring charge	329	-	329	-
Gain on sale of property, plant and equipment	-	(307)	-	(1,187)
	65,600	60,654	192,772	174,925

Income from operations	1,364	5,725	7,515	14,873
Interest expense and other costs	(1)	(1)	(2)	(125)
(Impairment charge)/gain on sale of investment	(1,397)	-	(4,030)	2,508
Interest income	529	1,144	2,047	2,980

Earnings before (benefit) provision for income taxes	495	6,868	5,530	20,236
Income tax (benefit) provision	(1,451)	954	(394)	4,155

Net earnings	$1,946	$5,914	$5,924	$16,081

Earnings per Class A common share
Basic	$0.16	$0.47	$0.47	$1.29
Diluted	$0.16	$0.47	$0.47	$1.29

Weighted average Class A common shares outstanding
Basic	2,325,745	2,621,623	2,460,550	2,661,750
Diluted	2,325,745	2,621,623	2,460,550	2,661,750

Earnings per Class B common share
Basic	$0.17	$0.50	$0.52	$1.37
Diluted	$0.17	$0.50	$0.51	$1.37

Weighted average Class B common shares outstanding
Basic	9,134,643	9,275,962	9,126,499	9,228,038
Diluted	9,373,347	9,292,095	9,346,611	9,253,930

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional
		hensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2007	$222,150		$190,953	$(1,816)	$270	$917	$31,826

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition of non-qualified incentive stock options	149						149
Cash dividends declared on Class A common stock	(534)		(534)
Cash dividends declared on Class B common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	960		960
Unrealized holding gains on marketable
securities arising during the year, net of taxes	2,077	2,077		2,077
Reclassification adjustment for gains
included in net earnings, net of taxes	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability, net of taxes	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition
of non-qualified incentive stock options	79						79
Cash dividends declared on Class A
common stock	(448)		(448)
Cash dividends declared on Class B
common stock	(1,949)		(1,949)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A
common stock	(10,785)				(36)		(10,749)
Currency translation adjustment	(6)	(6)		(6)
Unrealized holding losses on marketable
securities arising during the year, net of taxes	(3,460)	(3,460)		(3,460)
Reclassification adjustment of unrealized holding losses for
impairment charge included in net earnings, net of taxes	2,242	2,242		2,242
Stock-based compensation expense	1,098						1,098
Net earnings	5,924	5,924	5,924
Comprehensive income		$4,700

Balance, September 30, 2008	$237,534		$218,107	$(1,568)	$219	$937	$19,839

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$5,924	$16,081
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	5,439	5,813
Stock-based compensation	1,083	1,055
Excess tax benefits from share-based
payment arrangements	(79)	(138)
Loss (gain) on sale of property, plant and equipment	84	(1,187)
Impairment charge (gain on sale) on investment	4,030	(2,508)
Unrealized foreign exchange transaction losses	141	-
Other, net	607	387
Deferred income taxes	(1,081)	(2,018)
Changes in operating assets and liabilities	(3,021)	(1,341)

Net Cash Provided by Operating Activities	13,127	16,144

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,279)	(6,160)
Purchase of intangible asset	(300)	-
Purchase of marketable securities	(12,524)	(11,801)
Proceeds from sale of marketable securities	-	27,499
Proceeds from sale of property, plant and equipment	2,256	3,628
Redemption of investment	14,433	-

Net Cash (Used In) Provided by Investing Activities	(1,414)	13,166

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options	312	1,336
Dividends paid to common shareholders	(2,362)	(1,685)
Purchase and retirement of Class A
common stock	(10,785)	(4,125)
Excess tax benefits from share-based
payment arrangements	79	138

Net Cash Used In Financing Activities	(12,756)	(4,336)

Effect of exchange rate changes on cash	(61)	316

Net (Decrease) Increase in Cash
and Cash Equivalents	(1,104)	25,290
Cash and Cash Equivalents
- beginning of period	83,875	76,761
Cash and Cash Equivalents
- end of period	$82,771	$102,051

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts receivable	$4,916	$(3,584)
(Increase) decrease in inventories	(10,088)	3,888
Increase in prepaid expenses
and other current assets	(158)	(84)
Increase in other assets	(64)	(2,004)
Increase in accounts payable	2,222	1,404
Decrease in income taxes	(1,496)	(2,360)
Increase in accrued expenses	1,647	1,399

	$(3,021)	$(1,341)

Supplementary information:
Cash paid during the period for income taxes	$2,017	$8,763

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2008, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2008 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation, principally in the detailed disclosures within the footnotes pertaining to the business segment information and accrued expenses. In addition, a prior year reclassification between accounts payable and accrued expenses is reflected in the accompanying balance sheet as of December 31, 2007 and statement of cash flows for the nine months ended September 30, 2007.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share. In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to restricted Class B common shares and stock options for Class B common shares which, if exercised, would have a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net earnings	$1,946	$5,914	$5,924	$16,081
Less Dividends:
Class A	142	156	448	383
Class B	644	639	1,949	1,531
Undistributed earnings	$1,160	$5,119	$3,527	$14,167

Undistributed earnings allocation - basic:
Class A undistributed earnings	226	1,086	721	3,053
Class B undistributed earnings	934	4,033	2,806	11,114
Total undistributed earnings	$1,160	$5,119	$3,527	$14,167

Undistributed earnings allocation - diluted:
Class A undistributed earnings	222	1,084	707	3,046
Class B undistributed earnings	938	4,035	2,820	11,121
Total undistributed earnings	$1,160	$5,119	$3,527	$14,167

Net earnings allocation - basic:
Class A allocated earnings	368	1,242	1,169	3,436
Class B allocated earnings	1,578	4,672	4,755	12,645
Net earnings	$1,946	$5,914	$5,924	$16,081

Net earnings allocation - diluted:
Class A allocated earnings	364	1,240	1,155	3,429
Class B allocated earnings	1,582	4,674	4,769	12,652
Net earnings	$1,946	$5,914	$5,924	$16,081

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,325,745	2,621,623	2,460,550	2,661,750

Class B - basic	9,134,643	9,275,962	9,126,499	9,228,038
Dilutive impact of stock options and
unvested restricted stock awards	238,704	16,133	220,112	25,892
Class B - diluted	9,373,347	9,292,095	9,346,611	9,253,930

Earnings per share:
Class A - basic	$0.16	$0.47	$0.47	$1.29
Class A - diluted	$0.16	$0.47	$0.47	$1.29

Class B - basic	$0.17	$0.50	$0.52	$1.37
Class B - diluted	$0.17	$0.50	$0.51	$1.37

During the three and nine months ended September 30, 2008 and during the three and nine months ended September 30, 2007, 53,000 and 14,000 outstanding options, respectively, were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

3. MARKETABLE SECURITIES

At September 30, 2008 and December 31, 2007, respectively, marketable securities with a cost of approximately $18.2 million and $5.6 million had an estimated fair value of approximately $10.8 million and $3.3 million. During the three and nine months ended September 30, 2008, the Company recorded pre-tax charges of $1.3 million and $3.6 million, respectively, related to the other-than-temporary impairment of its investment in Toko, Inc. (“Toko”). In addition, the Company recorded pre-tax charges of $0.1 million and $0.4 million during the three and nine months ended September 30, 2008, respectively related to the impairment of its investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”). At September 30, 2008 and December 31, 2007, respectively, gross unrealized losses on other marketable securities of approximately $3.8 million and $2.3 million are included, net of tax, in accumulated other comprehensive income (loss). During the nine months ended September 30, 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a realized gain of $2.5 million.

Included in other assets at September 30, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million, and an estimated fair value of approximately $4.4 million and $4.9 million, respectively. Such unrealized net gains (losses) are included, net of tax, in accumulated other comprehensive loss.

Columbia Portfolio:

At September 30, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds. During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund. In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders. As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund. At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of September 30, 2008, the Company has received total cash redemptions to date of $16.7 million (including $14.4 million in the nine months ended September 30, 2008) at a weighted-average net asset value of $.9785 per unit. As the net asset value continues to decline, the Company has been recording impairment charges on this investment. During the three and nine months ended September 30, 2008, the Company recorded $0.1 million and $0.4 million in impairment charges, respectively. As such, the additional realized gains and losses recorded at the time of the redemptions were minimal. As of September 30, 2008, the Company holds 8.6 million units at a book value of $8.2 million. Subsequent to September 30, 2008, the net asset value associated with the Columbia Portfolio continued to decline and as of October 31, 2008, the Company recorded additional unrealized losses of $0.3 million related to this investment. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

Toko:

As of September 30, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko. The Company’s original cost of these shares was $5.6 million ($3.07 per share). Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan. Toko had a market capitalization of approximately $107.3 million as of September 30, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. During the second quarter of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded a pre-tax impairment charge of $2.4 million to write this investment to its fair value at June 30, 2008 ($1.79 per share). The Company deemed this investment to be other-than-temporarily impaired as of September 30, 2008 and has recorded a pre-tax impairment charge of $1.3 million during the third quarter of 2008 to write down this investment to its fair value at September 30, 2008 ($1.10 per share). The Company reviewed various factors in making its determination, including volatility of the Toko share price since June 30, 2008, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has been highly volatile during the third quarter as it declined from $1.79 per share at June 30, 2008 to $1.10 per share at September 30, 2008. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s adjusted cost basis within the foreseeable future.

Power-One, Inc.:

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million ($2.32 per share). Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of September 30, 2008, the Company has recorded an unrealized loss, net of income tax, of approximately $2.3 million which is included in accumulated other comprehensive loss in stockholders’ equity. The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Power-One at September 30, 2008. These factors included volatility of the Power-One share price, Power-One’s recent financial results and recent changes made to its executive management, as well as the Company’s intention and ability to hold the investment. The Power-One share price has been extremely volatile since the Company’s purchase of this stock, ranging from $1.23 - $3.70, with an average closing price of $2.46 during the ownership period. The Company has the ability and intent to hold this investment until the market improves. In addition, during early October, the Company purchased an additional 2,968,946 shares of Power-One stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million. Based on all factors reviewed, the Company does not believe that the investment in Power-One is other-than-temporarily impaired as of September 30, 2008.

Stephens, Inc.:

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) with Stephens, Inc., with whom the Company has an investment banking relationship. During October 2008, the Company invested an additional $2.5 million in CDs with Stephen, Inc. These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are allocated to various banks in order to achieve FDIC insurance on the full invested amount. The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.

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

As of September 30, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of the Company’s investments in Toko and Power-One stock (categorized as available-for-sale securities) and the marketable securities designated for utilization in accordance with the Company’s SERP plan (categorized as a long-term investment in other assets). The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2008.

The following table sets forth by level, within SFAS 157’s fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2008 (dollars in thousands).

		Assets at Fair Value as of September 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$10,778	$10,778	-	-
Other long-term investments	4,388	4,388	-	-

Total	$15,166	$15,166	-	-

The following table sets forth by level within SFAS 157’s fair value hierarchy of the Company’s financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2008 (dollars in thousands). These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below). The fair value of these investments is determined based on significant other observable inputs and is categorized as Level 2 (dollars in thousands).

		Assets at Fair Value as of September 30, 2008			Total Gains (Losses)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Other investments	$8,233	-	$8,233	-	($135)	($412)

Total	$8,233	-	$8,233	-	($135)	($412)

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2008 and the Company did not have any financial liabilities as of September 30, 2008.

4. INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$28,917	$24,089
Work in progress	2,662	2,434
Finished goods	17,557	12,526
	$49,136	$39,049

5. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total segment revenues
North America	$17,980	$22,886	$64,993	$65,058
Asia	50,505	47,835	145,879	133,938
Europe	7,516	6,769	21,926	24,748
Total segment revenues	76,001	77,490	232,798	223,744
Reconciling items:
Intersegment revenues	(9,037)	(11,111)	(32,511)	(33,946)
Net sales	$66,964	$66,379	$200,287	$189,798

Income from Operations:
North America	$118	$793	$2,862	$2,904
Asia	1,095	4,545	3,399	10,933
Europe	151	387	1,254	1,036
	$1,364	$5,725	$7,515	$14,873

6.  DEBT

Short-term debt

On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011. There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of September 30, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of September 30, 2008. The line of credit expires on January 31, 2009. Any borrowing on the line of credit will be guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

Included in interest expense for the nine months ended September 30, 2007 is the write-off of approximately $0.1 million of previously unamortized deferred financing charges in connection with the Company’s prior credit facility.

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

At September 30, 2008 and December 31, 2007, the Company has approximately $7.6 million and $9.2 million, respectively, of liabilities for uncertain tax positions (including interest and penalties). Of these amounts, the current portions of $4.1 million and $2.3 million are included in income tax payable and the noncurrent portions of $3.5 million and $6.9 million are included in liability for uncertain tax positions. These liabilities for uncertain tax positions, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005 and for state examinations before 2004. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2001. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006. The 2004 statute of limitations expired on September 15, 2008.

During 2008, the Company was audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006. The State of New Jersey originally proposed a tax adjustment for the years 2003 through 2006 in the amount of $0.2 million. The Company challenged the state’s positions on these matters which resulted in a minimal tax assessment. During the quarter ended September 30, 2008, the Company reversed the $0.2 million tax assessment previously accrued to the minimal assessment.

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

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the years 2000 through 2005 and issued a notice of additional assessment during 2007 and demand for tax in the amount of $3.8 million. This was paid in May and August 2007. There are no interest or penalties in connection with this assessment. The IRD proposed certain adjustments to the Company’s offshore income tax claim position, with which Company management agreed.

During the quarter ended September 30, 2008, certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million. This was offset by certain changes in estimates for prior year taxes arising from the finalization of the 2007 tax returns, together with the resolution of the Bel Fuse, Inc. State of New Jersey tax examination in the total amount of $0.5 million. During the quarter ended September 30, 2007, certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.4 million. This was offset by an increase in the liability for uncertain tax positions of $1.0 million and certain changes in estimates for prior year taxes which reduced the income tax provision by approximately $0.4 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2008. It is currently estimated that approximately $4.1 million of previously recorded liabilities for uncertain tax positions will reverse due to the expiration of the statute of limitations by September 30, 2009. Nonetheless, the Company may be required to offset some portion of this reversal to the extent there are future tax examinations or other tax exposures.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2008 and 2007, the Company recognized approximately $0.3 million and $0.4 million, respectively in interest and penalties in the Condensed Consolidated Statements of Operations. The Company has approximately $1.8 million and $1.6 million accrued for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Condensed Consolidated Balance Sheets.

8. ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Sales commissions	$1,767	$1,903
Contract labor	3,162	1,723
Salaries, bonuses and
related benefits	4,398	4,082
Other	3,591	3,575
	$12,918	$11,283

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants. The expense for the nine months ended September 30, 2008 and 2007 amounted to approximately $0.3 million and $0.4 million, respectively. The expense for the three months ended September 30, 2008 and 2007 amounted to approximately $0.1 million for both periods. As of September 30, 2008, the plans owned 17,113 and 157,478 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the nine months ended September 30, 2008 and 2007 amounted to approximately $0.3 million for both periods. The expense for the three months ended September 30, 2008 and 2007 amounted to approximately $0.1 million for both periods. As of September 30, 2008, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$73	$146	$220	$437
Interest cost	76	29	227	86
Amortization of adjustments	33	17	100	52
Total SERP expense	$182	$192	$547	$575

	September 30,	December 31,
	2008	2007
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$5,182	$4,698
Accumulated other comprehensive loss	(1,154)	(1,154)

Included in other assets at September 30, 2008 and December 31, 2007 are marketable securities designated for utilization in accordance with the Company’s SERP plan with a cost of approximately $4.6 million, and an estimated fair value of approximately $4.4 million and $4.9 million, respectively. Such unrealized net gains (losses) are included, net of tax, in accumulated other comprehensive loss. The Company contributed $0.1 million to these investments during the nine months ended September 30, 2008.

10. SHARE-BASED COMPENSATION

The Company records compensation expense in its Condensed Consolidated Statements of Operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) “Share-Based Payment”. The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $1.1 million for each of the nine month periods ended September 30, 2008 and 2007. For each of the three month periods ended September 30, 2008 and 2007, the aggregate compensation cost recognized in net earnings amounted to $0.4 million. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the nine months ended September 30, 2008 and 2007.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. No stock options were granted during the nine months ended September 30, 2008 or 2007.

Information regarding the Company’s stock options for the nine months ended September 30, 2008 is as follows. All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2008	70,000	$28.42
Granted	-
Exercised	(16,500)	18.89
Forfeited or expired	(500)	18.89
Outstanding at September 30, 2008	53,000	$31.48	1.5 years	$-
Exercisable at September 30, 2008	38,000	$32.26	1.4 years	$-

During the nine months ended September 30, 2008 and 2007 the Company received $0.3 million and $1.3 million, respectively, from the exercise of stock options and realized minimal tax benefits during the nine months ended September 30, 2008 and $0.1 million in tax benefits during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.2 million and $0.9 million, respectively. Stock compensation expense applicable to stock options was minimal for the nine months ended September 30, 2008 and was approximately $0.1 million for the nine months ended September 30, 2007.

A summary of the status of the Company's nonvested stock options as of December 31, 2007 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at December 31, 2007	33,500	$30.28
Granted	-	-
Vested	(18,500)	29.50
Forfeited	-	-
Nonvested at September 30, 2008	15,000	$29.50

At September 30, 2008, the Company has recognized all costs related to nonvested stock options arrangements under the Program. Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key associates. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded vest in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During the nine months ended September 30, 2008 and 2007, the Company issued 56,300 and 74,200 Class B common shares, respectively, under a restricted stock plan to various employees. Pre-tax compensation expense was $1.1 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively and $0.4 million for the three months ended September 30, 2008 and 2007.

A summary of the activity under the Restricted Stock Awards Plan as of January 1, 2008 and for the nine months ended September 30, 2008 is presented below:

Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2008	195,400	$35.31	3.43 years
Granted	56,300	24.47
Vested	(4,500)	30.67
Forfeited	(11,200)	32.23
Outstanding at September 30, 2008	236,000	$32.96	3.13 years

As of September 30, 2008, there was $4.9 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.6 years. The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises. In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

11. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of September 30, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 510,925 Class A common shares at a cost of approximately $16.5 million. No shares of Class B common stock were repurchased during the nine months ended September 30, 2008 and 350,892 shares of Class A common stock were repurchased principally from a related party during the nine months ended September 30, 2008 at a cost of $10.8 million. Of such shares, 325,396 shares were repurchased during the three months ended September 30, 2008.

As of September 30, 2008, there was one shareholder of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock. In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares (both Class A and Class B common stock). If this clause is triggered, the shareholder must within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation or forfeit its right to vote its Class A common shares. As of September 30, 2008, to the Company’s knowledge, this shareholder had not purchased any Class B shares to comply with these requirements. In order to vote its shares at Bel’s next shareholders’ meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of September 30, 2008, to the Company’s knowledge, this shareholder owned 16.9% of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On August 1, 2008, the Company paid a $0.07 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.6 million and a $0.06 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.2 million.

12. COMPREHENSIVE INCOME

Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 consists of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$1,946	$5,914	$5,924	$16,081
Currency translation adjustment	(810)	152	(6)	486
(Decrease) increase in unrealized
gain on marketable securities
- net of taxes	(2,123)	(267)	(3,460)	686
Reclassification adjustment for
impairment charge included in
net earnings, net of tax	783	-	2,242	-

Comprehensive (loss) income	$(204)	$5,799	$4,700	$17,253

The components of accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 are summarized below (dollars in thousands):

	September 30,	December 31,
	2008	2007

Foreign currency translation adjustment	$2,095	$2,101
Unrealized holding loss on available-for-sale
securities under SFAS No. 115, net of taxes of
$(1,533) and $(789) as of September 30, 2008 and
December 31, 2007	(2,509)	(1,291)
Unfunded SERP liability, net of taxes of ($483)
as of September 30, 2008 and December 31, 2007	(1,154)	(1,154)

Accumulated other comprehensive loss	$(1,568)	$(344)

13. SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey, as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs. During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount for which the Company is liable. During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 million still remains in escrow and has been classified as restricted cash as of September 30, 2008. The Company anticipates resolution of this sale, release of the remaining escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the remaining escrow of $2.3 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

15. LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement. See the Company’s Annual Report on Form 10-K for the details of all of Bel’s pending lawsuits. Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts.  The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company's business.   On October 21, 2008, the court issued an order denying Bel's motion for partial summary judgment against the defendants.

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts.  This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the Company's objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.  On October 21, 2008, the court issued an order allowing the stockholder's motion for summary judgment.  A separate and final judgment will be entered so that the escrow deposit can be released to the stockholders. The court also ruled that Bel will be liable for payment of the plaintiff’s attorney fees related to this lawsuit. The amount of these fees has not yet been determined.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of September 30, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

16. RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”). GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 9.4%.

17.  RESTRUCTURING ACTIVITY

As part of the Company’s planning of various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, the Company announced on July 31, 2008 that it will cease manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts by January 2009. The costs associated with this closure are being accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. While the Company has decided to discontinue the manufacturing of its power products at the Westborough facility, the Company will continue its power product business with products manufactured primarily in Asia, and sold in all of the Company’s regions.

The Company expects to incur severance charges and other costs related to the layoff of approximately 50 associates aggregating up to $0.7 million of termination benefit charges, $0.3 million of which was recorded during the three months ended September 30, 2008. The Westborough facility will continue to accept new orders and manufacture product through December 31, 2008. The cash flows expected to be generated from the manufacturing operations in the Westborough facility are expected to exceed the current carrying value of the fixed assets at such facility. However, as the Company finalizes its plans for the transfer of inventory and fixed assets to its other existing facilities in Asia, it is possible that certain of these items will not ultimately be transferred and will be sold locally. In the event these assets will be sold, the Company will reevaluate those inventory items for possible impairment and will revise the depreciable lives on the related fixed assets accordingly. The current carrying amount of inventories and fixed assets at the Westborough facility at September 30, 2008 amount to $1.5 million and $1.3 million, respectively.

The Company is still exploring various options related to its facility lease obligation in Westborough, including sublessee opportunities as well as the consideration of continuing use of the office and lab space within this facility going forward. At September 30, 2008, the Company is obligated under its current lease for rent amounting to approximately $1.4 million through February 28, 2014.

A substantial amount of the remaining costs associated with this activity will be recorded upon the closure of the facility which is anticipated to occur by the first quarter of 2009. The current period costs associated with this restructuring activity have been included in Restructuring Charges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and impact the operating profits in the Company’s North America reporting segment.

Activity and liability balances related to the restructuring activity for the three and nine months ended September 30, 2008 are as follows:

Initial restructuring accrual:
Termination benefit charges	329
Cash payments	(133)
Balance, September 30, 2008	$196

The Company has included this amount in accrued expenses in the Condensed Consolidated Balance Sheet at September 30, 2008.

18. SUBSEQUENT EVENT

During October 2008, the Company purchased an additional 2,968,946 shares of Power-One stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million.

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares (both Class A and Class B common stock), such shareholder must within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of September 30, 2008, to the Company’s knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of September 30, 2008, to the Company's knowledge, this shareholder owned 16.9% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to non-compliance with the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of September 30, 2008, Daniel Bernstein, the Company's chief executive officer, beneficially owned 93,555 Class A common shares (or 5.1%) of the Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 251,132 Class A common shares (or 13.8%) of the Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (including Daniel Bernstein) beneficially owned 243,484 Class A common shares (or 13.2%) of the Class A common shares whose voting rights were not suspended.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Changes in economic conditions can result in reductions in capital expenditures by end-user customers for our products, the deferral or delay of purchase commitments for our products and increased competition. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. In addition, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely. In the event that the current economic conditions have a negative impact on the financial condition of our vendors, this may impact the availability and cost of our raw materials. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise additional financing, which could have an impact on our flexibility to react to changing economic and business conditions. Given the extent of the global financial and credit crisis and the ramifications for our customers, vendors, lenders and competitors, we are not able to predict the impact the current global financial and credit crisis will have on our operations and the industry in general going forward.

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

Overview

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules (including power products), circuit protection devices and interconnect products. While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets. Bel's products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

The Company’s revenues are primarily driven by the designs of its products for customer applications and by working closely with its customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.

The Company’s sales increased by $0.6 million or 0.9% during the three months ended September 30, 2008 as compared to the same period in 2007. The Company’s sales increased by $10.5 million or 5.5% during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to an increase in module sales of $11.7 million for the nine months ended September 30, 2008, as compared to the comparable period of 2007. This increase is principally due to the introduction of new products. In addition, the Company’s interconnect sales increased by $5.1 million for the nine months ended September 30, 2008, as compared to the comparable period of 2007. The increase in sales for the nine months ended September 30, 2008 was partially offset by a decrease in the Company’s magnetic sales of $4.2 million and in circuit protection sales of $2.1 million from the same period of 2007. The decrease in magnetic sales primarily resulted from the production inefficiencies in the PRC referred to below, which inhibited the Company’s ability to increase product shipments, and together with increased orders resulted in an increase in backlog.

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses. As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.

During the nine months ended September 30, 2008, the Company has been faced with a variety of factors surrounding its labor costs. Since the conclusion of the Lunar New Year holiday in early February, Bel has hired approximately 5,300 employees (net of turnover) in its facilities in the People’s Republic of China (“PRC”) in order to address what was at the time a 40% increase in its magnetic product backlog. The addition of new workers, particularly surrounding the Lunar New Year, increased Bel’s training costs and curtailed Bel’s output, as the new employees had lower productivity levels until they became familiar with the Company’s methods of production. In addition, PRC officials implemented an increase in wage rates effective April 1, 2008 in the areas where our products are manufactured, including double-time rates for Saturdays and Sundays. During the second and third quarters of 2008, Bel’s employees worked longer hours at those premium overtime rates in order to bring the backlog down to a more appropriate level. Furthermore, the U.S. dollar continued to fall in value against the PRC yuan, the currency in which all of Bel’s PRC factory workers and subcontractors are paid. The combination of low efficiency of new workers, higher wage rates, increased overtime hours worked and unfavorable currency effects resulted in higher total labor costs. At the end of the third quarter, the Company implemented initiatives to reduce the number of overtime hours being worked. This reduction in labor costs is expected to be reflected in the Company’s results of operations in the fourth quarter of 2008.

Through the first six months of 2008, the Company’s sales of its power products had been steadily increasing. As the material content associated with those power products is more expensive, material costs had been much higher during the first six months of 2008. In the third quarter of 2008, sales revenue in the Company’s power products group was $1.9 million lower than the same period of 2007, primarily due to a decrease in sales of certain specialized components within the power products business. This decrease in the proportion of products with relatively high-cost material content, coupled with the remaining shift in product mix, resulted in a reduction in material costs equal to approximately 3% of sales during the third quarter of 2008 as compared to the same period of 2007. The reduction in material costs was offset in part by the elevated cost of gold, copper and plastics during the three and nine months ended September 30, 2008 as compared to 2007.

On July 31, 2008, the Company announced that it will cease manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts by January 2009. The Company expects to incur severance charges and other costs related to the layoff of approximately 50 associates totaling up to $0.7 million of termination benefit charges, as well as up to $1.7 million of non-cash asset impairment charges. In addition, the Company is still exploring various options related to its facility lease obligation. In connection with this restructuring, the Company incurred $0.3 million of termination benefit charges during the three months ended September 30, 2008.

While the Company’s sales increased from 2007, gross profit margins decreased from 20.5% for the three months ended September 30, 2007 to 15.5% for the three months ended September 30, 2008. Gross profit margins for the nine months ended September 30, 2008 were 17.4% as compared to 21.7% for the nine months ended September 30, 2007. Direct labor costs as a percent of sales increased by 8.1% during the three months ended September 30, 2008 and by 4.6% for the nine months ended September 30, 2008 as compared to the comparable periods of 2007, as discussed above. Material costs as a percent of sales decreased by 2.6% during the three months ended September 30, 2008 and by 0.6% during the nine months ended September 30, 2008 as compared to the same periods of 2007, thereby offsetting a portion of the impact of rising labor costs.

Net earnings for the nine months ended September 30, 2008 of $5.9 million include pre-tax charges related to other-than-temporary impairments of Bel's holdings in Toko Inc. (TSE: 6801) of $3.6 million and the Columbia Strategic Cash Portfolio (“Columbia Portfolio”) of $0.4 million. See “Liquidity and Capital Resources” for further information regarding these impairment charges.

During the quarter ended September 30, 2008, certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.1	78.8	82.5	78.4
Selling, general and
administrative expenses	13.3	13.1	13.6	14.4
Restructuring charge	0.5	-	0.2	-
Gain on sale of property, plant
and equipment	-	0.5	-	0.6
(Impairment charge) gain on sale of
investment	(2.1)	-	(2.0)	1.3
Interest income, net of interest
and financing expense	0.8	1.7	1.0	1.5
Earnings before provision
for income taxes	0.7	10.3	2.8	10.7
Income tax (benefit) provision	(2.2)	1.4	(0.2)	2.2
Net earnings	2.9	8.9	3.0	8.5

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Net sales	0.9%	5.5%

Cost of sales	7.7	11.1

Selling, general and
administrative expenses	3.0	(0.7)

Net earnings	(67.1)	(63.2)

THREE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2007

Sales

Net sales increased 0.9% from $66.4 million during the three months ended September 30, 2007 to $67.0 million during the three months ended September 30, 2008. The Company attributes the increase to an increase in module sales of $0.4 million, an increase in interconnect sales of $0.9 million and an increase in magnetic sales of $0.5 million, offset in part by a decrease in circuit protection sales of $1.2 million. The main factor driving this net sales increase during the third quarter related to a higher volume of products sold. The Company implemented price increases late in the third quarter; these increases had a negligible impact on third quarter sales.

The significant components of the Company's revenues for the three months ended September 30, 2008 were magnetic products of $33.9 million (as compared with $33.3 million during the three months ended September 30, 2007), interconnect products of $12.2 million (as compared with $11.4 million during the three months ended September 30, 2007), module products of $17.0 million (as compared with $16.6 million during the three months ended September 30, 2007), and circuit protection products of $3.9 million (as compared with $5.1 million during the three months ended September 30, 2007).

Cost of Sales

Cost of sales as a percentage of net sales increased from 78.8% during the three months ended September 30, 2007 to 84.1% during the three months ended September 30, 2008. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company experienced a significant increase in labor costs during the three months ended September 30, 2008 (18.0% of sales as compared to 9.9% of sales for the three months ended September 30, 2007). This increase was due to a variety of factors, including higher wage rates effective April 1, 2008 as mandated by PRC officials and an increase in overtime hours worked to reduce our backlog, with many of these hours being worked on Saturdays and Sundays at the new double-time rates. In addition, the PRC yuan, in which all PRC workers and subcontractors are paid, has appreciated on average by 10.5% against the U.S. dollar during the three months ended September 30, 2008 from the comparable period of 2007.

♦
The Company’s costs related to support labor and fringe benefits increased by 1.1% of net sales during the three months ended September 30, 2008 as compared to the same period of 2007. The Company increased its support staff in its Wing Ming facility during the third quarter of 2008 which, coupled with the appreciation of the PRC yuan, resulted in higher support staff costs in Asia during the three months ended September 30, 2008 as compared to the same period of 2007.

♦
As an offsetting factor, the Company experienced a 2.6% decrease in material costs as a percentage of net sales in comparison with the third quarter of 2007. This reduction in material costs was primarily due to the shift in product mix to a lower sales volume of certain of the Company’s power products during the third quarter 2008. As these were value-added products with a higher raw material content than the Company’s other products, the decrease in sales volume triggered a related reduction in material costs as a percent of sales. Bel’s suppliers have continued to pass on price increases related to raw materials such as gold, copper and plastics.

Included in cost of sales are research and development expenses of $1.9 million and $1.8 million for the three months ended September 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 13.1% during the three months ended September 30, 2007 to 13.3% during the three months ended September 30, 2008. The increase in the dollar amount of selling, general and administrative expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was approximately $0.3 million and was the result of the following factors:

♦
The Company’s legal and professional fees increased by $0.4 million from the third quarter of 2007, primarily due to increased legal activity associated with the closure of Bel’s Westborough, MA facility and the related lawsuit against former stockholders and key employees of Galaxy, and higher audit fees.

♦
Primarily as a result of the strengthening of the U.S. dollar versus certain European currencies during the three months ended September 30, 2008, the Company’s currency exchange losses increased by $0.2 million. Payables related to certain of the Company’s European purchases are denominated in U.S. dollars, and receivables related to certain of the Company’s sales are denominated in European currencies.

♦
The above factors were partially offset by a $0.3 million decrease in bad debt expense during the three months ended September 30, 2008 as compared to the same period of 2007. Certain of the Company’s receivable accounts with open balances were resolved during the third quarter of 2008 and as a result, the bad debt reserve was reduced accordingly.

Restructuring Charge

The Company incurred $0.3 million of termination benefit charges during the three months ended September 30, 2008 related to the anticipated closure of its Westborough, MA facility. See “Liquidity and Capital Resources” for further information on the restructuring charges.

Sale of Property, Plant and Equipment

During the three months ended September 30, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $0.3 million.

(Impairment Charge) Gain on Sale of Investment

During the three months ended September 30, 2008, the Company recorded additional pre-tax other-than-temporary impairment charges of $1.3 million associated with its investment in Toko, Inc. and $0.1 million related to its investment in the Columbia Portfolio. See “Liquidity and Capital Resources” for further information.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.6 million during the three months ended September 30, 2008, as compared to the comparable period in 2007. The decrease is due primarily to significantly lower interest rates on invested balances during the three months ended September 30, 2008 as compared to 2007.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the three months ended September 30, 2008 was $1.5 million compared to a $1.0 million provision for the three months ended September 30, 2007. The Company's earnings before income taxes for the three months ended September 30, 2008 are approximately $6.4 million lower than the same period in 2007. The Company’s effective tax rate, the income tax (benefit) provision as a percentage of earnings before (benefit) provision for income taxes, was (293.1)% and 13.9% for the three months ended September 30, 2008 and September 30, 2007, respectively. The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in. Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The decrease is principally related to the tax benefits in the U.S. of $2.3 million resulting from the reversal of an accrual for uncertain tax positions resulting from the expiration of certain statute of limitations and the finalization of a tax audit. This was offset in part by higher U.S. and European taxable income from operations as a proportion of total pretax income during the three months ended September 30, 2008 compared with September 30, 2007. Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2007 tax returns.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2007

Sales

Net sales increased 5.5% from $189.8 million during the nine months ended September 30, 2007 to $200.3 million during the nine months ended September 30, 2008. The Company attributes the increase to an increase in module sales of $11.7 million and an increase in interconnect sales of $5.1 million, offset in part by a decrease in magnetic sales of $4.2 million and a decrease in circuit protection sales of $2.1 million. The increase in module sales includes $4.2 million of additional power products revenue during the nine months ended September 30, 2008 as compared with the same period in 2007. Certain of the power products went into production at the end of the first quarter of 2007, as compared to a full nine months of revenue stream associated with these new products in 2008. The increase in module sales was constrained by production inefficiencies associated with increased demand. The partially offsetting decrease in magnetic sales is primarily due to a decrease in the Company’s ICM sales of $2.8 million during the nine months ended September 30, 2008 as compared to the comparable period of 2007 as a result of production inefficiencies in the PRC referred to above.

The significant components of the Company's revenues for the nine months ended September 30, 2008 were magnetic products of $90.5 million (as compared with $94.7 million during the nine months ended September 30, 2007), interconnect products of $38.5 million (as compared with $33.4 million during the nine months ended September 30, 2007), module products of $58.9 million (as compared with $47.2 million during the nine months ended September 30, 2007), and circuit protection products of $12.4 million (as compared with $14.5 million during the nine months ended September 30, 2007).

 Cost of Sales

Cost of sales as a percentage of net sales increased from 78.4% during the nine months ended September 30, 2007 to 82.5% during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which were deemed to be unusable. Excluding this anomaly, cost of sales as a percentage of net sales increased 4.7% during the nine months ended September 30, 2008 as compared to the same period of 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company experienced a significant increase in labor costs during the nine months ended September 30, 2008 (14.8% of sales as compared to 10.2% of sales for the nine months ended September 30, 2007). This increase was due to a variety of factors, including increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires since Lunar New Year, higher wage rates effective April 1, 2008 as mandated by PRC officials and an increase in overtime hours worked to reduce our backlog, with many of these hours being worked on Saturdays and Sundays at the new double-time rates. In addition, the PRC yuan, in which all PRC workers are paid, has appreciated on average by 9.7% during the nine months ended September 30, 2008 from the comparable period of 2007.

♦
As an offsetting factor, the Company experienced a 0.6% decrease in material costs as a percentage of net sales as compared to the prior year. This reduction in material costs was primarily due to the shift in product mix to a lower sales volume of certain of the Company’s power products during the third quarter 2008. As these were value-added products with a higher raw material content than the Company’s other products, the decrease in sales volume triggered a related reduction in material costs as a percent of sales. While the Company experienced an overall decrease in material costs, Bel’s suppliers continued to pass on price increases related to raw materials such as gold, copper and plastics throughout the nine months ended September 30, 2008.

Included in cost of sales are research and development expenses of $5.6 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in research and development expenses during 2008 was primarily related to Bel’s power products and new integrated connector modules.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales decreased from 14.4% during the nine months ended September 30, 2007 to 13.6% during the nine months ended September 30, 2008. The decrease in the dollar amount of selling, general and administrative expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was approximately $0.2 million. The dollar decrease is principally attributed to the following:

♦
Legal and professional fees decreased by $0.5 million from nine months ended September 30, 2007 principally due to the high level of patent infringement activity during 2007 which did not recur in 2008. This was partially offset by increased activity related to the Galaxy lawsuit during the nine months ended September 30, 2008.

♦
Other general and administrative costs decreased by $0.6 million during the nine months ended September 30, 2008 as compared to the same period of 2007. The Company has reduced its discretionary bonus expense during the nine months ended September 30, 2008 as a result of lower profitability in 2008. In addition, the Company recorded a $0.1 million reduction of stock-based compensation expense related to forfeitures of restricted stock awards. There were additional reductions in other general and administrative costs that were not individually significant. Offsetting these factors in part, sales and marketing expenses increased by $0.7 million as compared to the nine months ended September 30, 2007 primarily due to increased commissions on the higher sales volume.

♦
Primarily as a result of the strengthening of the U.S. dollar versus certain European currencies during the third quarter of 2008, the Company’s currency exchange losses increased by $0.2 million. Payables related to certain of the Company’s European purchases are denominated in U.S. dollars, and receivables related to certain of the Company’s sales are denominated in European currencies.

Restructuring Charge

The Company incurred $0.3 million of termination benefit charges during the nine months ended September 30, 2008 related to the anticipated closure of its Westborough, MA facility. See “Liquidity and Capital Resources” for further information on the restructuring charges.

Gain on Sale of Property, Plant and Equipment

During the nine months ended September 30, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $1.2 million.

(Impairment Charge) Gain on Sale of Investment

During the nine months ended September 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $3.6 million associated with its investment in Toko, Inc. The Company also recorded an other-than-temporary impairment charge of $0.4 million related to its investment in the Columbia Strategic Cash Portfolio during the nine months ended September 30, 2008. See “Liquidity and Capital Resources” for further information on these impairment charges. During the nine months ended September 30, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.9 million during the nine months ended September 30, 2008, as compared to the comparable period in 2007. The decrease is due primarily to significantly lower interest rates on invested balances during the nine months ended September 30, 2008 as compared to 2007.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the nine months ended September 30, 2008 was $0.4 million compared to a $4.2 million provision for the nine months ended September 30, 2007. The Company's earnings before income taxes for the nine months ended September 30, 2008 are approximately $14.7 million lower than the same period in 2007. The Company’s effective tax rate, the income tax (benefit) provision as a percentage of earnings before (benefit) provision for income taxes, was (7.1)% and 20.5% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in. Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The decrease is principally related to the tax benefits in the U.S. of $2.3 million resulting from the reversal of an accrual for uncertain tax positions resulting from the expiration of certain statutes of limitations and the finalization of a tax audit. This was offset in part by higher U.S. and European taxable income from operations as a proportion of total pretax income during the nine months ended September 30, 2008 compared with September 30, 2007. Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2007 tax returns. During the nine months ended September 30, 2007, there was a gain in the U.S. from the sale of Toko stock in the amount of $2.5 million which increased the tax rate.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material. Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar or the Chinese Renminbi. However, the Chinese Renminbi has appreciated in value significantly (approximately 9.7%) during the nine months ended September 30, 2008 as compared to the same period of 2007. Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC. The Company's European entities have sales transactions which are denominated principally in Euros and British Pounds.  Conversion of these transactions into U.S. dollars has resulted in immaterial unrealized translation losses for the nine months ended September 30, 2008 and unrealized translation gains of $0.5 million for the nine months ended September 30, 2007, relating to the translation of foreign subsidiary financial statements, which are included in accumulated other comprehensive income. Realized and unrealized net currency transaction losses were $0.3 million during the nine months ended September 30, 2008 and were not material for the nine months ended September 30, 2007. Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

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

On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011. There was no balance outstanding as of September 30, 2008. At that date, the entire $20 million line of credit was available to the Company to borrow. The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at September 30, 2008. The line of credit expires on January 31, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15 of Notes to the Company's Consolidated Financial Statements in the Company's 2007 Annual Report on Form 10-K.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. The Company had previously estimated that approximately $0.8 million of the proceeds would be payable to the State of New Jersey as a portion of the property is subject to tideland claims. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest is still pending, the Company has continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs. During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount for which the Company is liable. During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remains in escrow and has been classified as restricted cash as of September 30, 2008. The Company anticipates resolution of this sale, release of the remaining escrow and corresponding guarantees and recognition of the gain by the end of fiscal 2008. As the timing of the release of the remaining escrow of $2.3 million is not under the Company’s control, it has been classified in non-current assets as restricted cash and the deferred gain of $4.6 million has been classified in deferred gain on the sale of property in the Condensed Consolidated Balance Sheet as of September 30, 2008.

At September 30, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds. During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund. In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders. As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund. At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of September 30, 2008, the Company has received total cash redemptions to date of $16.7 million (including $14.4 million in the nine months ended September 30, 2008) at a weighted-average net asset value of $.9785 per unit. As the net asset value continues to decline, the Company has been recording impairment charges on this investment. During the three and nine months ended September 30, 2008, the Company recorded $0.1 million and $0.4 million in impairment charges, respectively. As such, the additional realized gains and losses recorded at the time of the redemptions were minimal. As of September 30, 2008, the Company holds 8.6 million units at a book value of $8.2 million. Subsequent to September 30, 2008, the net asset value associated with the Columbia Portfolio continued to decline and as of October 31, 2008, the Company recorded additional unrealized losses of $0.3 million related to this investment. Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

As of September 30, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko. The Company’s original cost of these shares was $5.6 million ($3.07 per share). Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan. Toko had a market capitalization of approximately $107.3 million as of September 30, 2008. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. During the second quarter of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded a pre-tax impairment charge of $2.4 million to write this investment to its fair value at June 30, 2008 ($1.79 per share). The Company deemed this investment to be other-than-temporarily impaired as of September 30, 2008 and has recorded a pre-tax impairment charge of $1.3 million during the third quarter of 2008 to write down this investment to its fair value at September 30, 2008 ($1.10 per share). The Company reviewed various factors in making its determination, including volatility of the Toko share price since June 30, 2008, Toko’s recent financial results and the Company’s intention and ability to hold the investment. The Toko share price has declined from $1.79 per share at June 30, 2008 to $1.10 per share at September 30, 2008. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s adjusted cost basis within the foreseeable future.

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million ($2.32 per share). Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. As of September 30, 2008, the Company has recorded an unrealized loss, net of income tax, of approximately $2.4 million which is included in accumulated other comprehensive loss in stockholders’ equity. The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Power-One at September 30, 2008. These factors included volatility of the Power-One share price, Power-One’s recent financial results and recent changes made to its executive management, as well as the Company’s intention and ability to hold the investment. The Power-One share price has been extremely volatile since the Company’s purchase of this stock, ranging from $1.23 - $3.70, with an average closing price of $2.46 during the ownership period. The Company has the ability and intent to hold this investment until the market improves. In addition, during early October, the Company purchased an additional 2,968,946 shares of Power-One stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million. Based on all factors reviewed, the Company does not believe that the investment in Power-One is other-than-temporarily impaired as of September 30, 2008.

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) with Stephens, Inc., with whom the Company has an investment banking relationship. During October 2008, the Company invested an additional $2.5 million in CDs with Stephens, Inc. These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are allocated to various banks in order to achieve FDIC insurance on the full invested amount. The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of September 30, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 510,925 Class A common shares at a cost of approximately $16.5 million. No shares of Class B common stock were repurchased during the nine months ended September 30, 2008 and 350,892 shares of Class A common stock were repurchased during the nine months ended September 30, 2008 at a cost of $10.8 million. Of such shares, 325,396 shares were repurchased during the three months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company's cash and cash equivalents decreased by $1.1 million, reflecting approximately $13.1 million provided by operating activities (principally as a result of net income of $5.9 million, depreciation and amortization expense of $5.4 million, stock-based compensation expense of $1.1 million and impairment charges of $4.0 million, offset in part by a $3.0 million decrease in operating assets and liabilities), $14.4 million from the partial redemption of the Columbia Portfolio and $2.3 million from the partial release of escrow related to the sale of the Jersey City property, offset, in part, by $12.5 million used for purchases of marketable securities, $5.3 million for the purchase of property, plant and equipment, $10.8 million for the repurchase of the Company’s common stock and $2.4 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 50.8% and 54.4% of the Company's total assets at September 30, 2008 and December 31, 2007, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.3 to 1 and 6.2 to 1 at September 30, 2008 and December 31, 2007, respectively.

During the current worldwide financial downturn, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely.

As part of the Company’s planning of various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, the Company announced on July 31, 2008 that it will cease manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts by January 2009. The costs associated with this closure are being accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. While the Company has decided to discontinue the manufacturing of its power products at the Westborough facility, the Company will continue its power product business with products manufactured primarily in Asia, and sold in all of the Company’s regions.

The Company expects to incur severance charges and other costs related to the layoff of approximately 50 associates aggregating up to $0.7 million of termination benefit charges, $0.3 million of which was recorded during the three months ended September 30, 2008. The Westborough facility will continue to accept new orders and manufacture product through December 31, 2008. The cash flows expected to be generated from the manufacturing operations in the Westborough facility are expected to exceed the current carrying value of the fixed assets at such facility. However, as the Company finalizes its plans for the transfer of inventory and fixed assets to its other existing facilities in Asia, it is possible that certain of these items will not ultimately be transferred and will be sold locally. In the event these assets will be sold, the Company will reevaluate those inventory items for possible impairment and will revise the depreciable lives on the related fixed assets accordingly. The current carrying amount of inventories and fixed assets at the Westborough facility at September 30, 2008 amount to $1.5 million and $1.3 million, respectively.

The Company is still exploring various options related to its facility lease obligation in Westborough, including sublessee opportunities as well as the consideration of continuing use of the office and lab space within this facility going forward. At September 30, 2008, the Company is obligated under its current lease for rent amounting to approximately $1.4 million through February 28, 2014.

A substantial amount of the remaining costs associated with this activity will be recorded upon the closure of the facility which is anticipated to occur by the first quarter of 2009. The current period costs associated with this restructuring activity have been included in Restructuring Charges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and impact the operating profits in the Company’s North America reporting segment.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. At September 30, 2008, two of the Company’s investments – the Company’s investment in Toko stock and the Company’s investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) - have been subject to recent market declines, triggering impairment charges recorded during the nine months ended September 30, 2008.

The per share fair market value of the remaining 1.8 million shares of Toko stock has decreased by 38.5% since June 30, 2008 to $1.10 at September 30, 2008 (a decline of $0.69 per share). This investment has been in a loss position since April 2007. The Company deemed this investment other-than-temporarily impaired as of June 30, 2008 and recorded an impairment charge of $2.4 million during the second quarter of 2008. This adjusted the Company’s cost basis in its investment in Toko down to its then current fair value of $1.79 per share. While the Company has the intent and ability to hold this investment until it is in a gain position, there is no indication that the Toko stock price will rise above the Company’s adjusted basis within the foreseeable future. As a result, the Company has deemed this investment to be further impaired as of September 30, 2008 and has recorded an additional impairment charge of $1.3 million during the third quarter of 2008. If Toko experiences further declines in its stock price, this could cause the Company to take additional impairment charges on this investment in the future.

The Company’s investment in the Columbia Portfolio has also been sensitive to the recent market decline. In December 2007, the Company was notified that its $25.7 million investment in the Columbia Portfolio was being liquidated and that the fund was converting from a fixed net asset value (“NAV”) to a floating NAV, which resulted in the Company’s recording a $0.3 million impairment charge during the year ended December 31, 2007 and additional impairment charges of $0.4 million were recorded in the nine months ended September 30, 2008. See Note 3 of the Notes to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2008, the Company has a total of $8.2 million invested in the Columbia Portfolio. If the NAV were to decline by $0.10 per unit (10% of the NAV of $0.9572 at September 30, 2008), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $0.8 million.

In addition to the two investments discussed above, the Company’s investment in Power-One, Inc. has also been subject to recent market declines. As of September 30, 2008, the pre-tax unrealized loss associated with this investment is $3.8 million. If the per share fair market value of the Power-One stock were to decrease by $0.15 per share (10% of the September 30, 2008 Power-One stock price), this would result in an additional unrealized loss of $0.6 million. The Company’s cost in this investment was $2.32 per share and from the time of purchase in late February 2008 through the end of the third quarter, the closing stock price ranged from $1.23 - $3.70 per share, with the average closing stock price for the period at $2.79 per share. The Company has the intent and ability to hold this stock for the period of time it takes for the market to recover. As a result of these factors, management believes that the investment in Power-One is not other-than-temporarily impaired as of September 30, 2008.

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

PART II. Other Information

Item 1. Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement. See the Company’s Annual Report on Form 10-K for the details of all of Bel’s pending lawsuits. Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts.  The Company was granted injunctive relief and is seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company has alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company's business.   On October 21, 2008, the court issued an order denying Bel's motion for partial summary judgment against the defendants.

In a related matter, the Company is a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts.  This complaint for damages and injunctive relief is based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the Company's objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.  On October 21, 2008, the court issued an order allowing the stockholder's motion for summary judgment.  A separate and final judgment will be entered so that the escrow deposit can be released to the stockholders. The court also ruled that Bel will be liable for payment of the plaintiff’s attorney fees related to this lawsuit. The amount of these fees has not yet been determined.

The Company cannot predict the outcome of the unresolved matters; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations. As of September 30, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2008	5,820	$26.99	5,820	973,648
August 1 - August 31, 2008	318,618	30.88	318,618	622,974
September 1 - September 30, 2008	958	25.96	958	621,720

Total	325,396	$30.79	325,396	621,720

As of September 30, 2008, the Company had cumulatively purchased and retired 23,600 shares of the Company’s Class B Common Stock. No shares of Class B common stock were repurchased during the nine months ended September 30, 2008.

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

Dated: November 7, 2008

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