Form 10-K
period 2008-12-31
BEL FUSE INC /NJ
filed 2009-03-13
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
                                                                                                or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to __________________________

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.         ☐ Yes  ☒ No

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
         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

           The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008), was $276.3 million.

           Number of shares of Common Stock outstanding as of March 10, 2009: 2,174,912 Class A Common Stock; 9,359,693 Class B Common Stock

Documents incorporated by reference:

           Bel Fuse Inc.'s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into Part III.

BEL FUSE INC.

INDEX

Forward Looking Information			Page
Part I

	Item 1.	Business	1

	Item 1A.	Risk Factors	9

	Item 1B.	Unresolved Staff Comments	15

	Item 2.	Properties	15

	Item 3.	Legal Proceedings	16

	Item 4.	Submission of Matters to a Vote of Security Holders..	18

Part II

	Item 5.	Market for Registrant's Common Equity,
		Related Stockholder Matters and Issuer
		Purchases of Equity Securities	19

	Item 6.	Selected Financial Data	22

	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	24

	Item 7A.	Quantitative and Qualitative Disclosures About
		Market Risk	46

	Item 8.	Financial Statements and Supplementary Data	47

	Item 9.	Changes in and Disagreements With Accountants
		on Accounting and Financial Disclosure	48

	Item 9A.	Controls and Procedures	48

	Item 9B.	Other Information	49

Part III

	Item 10.	Directors, Executive Officers and Corporate
		Governance	49

	Item 11.	Executive Compensation	49

	Item 12.	Security Ownership of Certain Beneficial Owners
		and Management and Related Stockholder Matters	49

BEL FUSE INC.

INDEX

		Page
Part III (Con't)

Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	49

Item 14.	Principal Accountant Fees and Services	49

Part IV

Item 15.	Exhibits, Financial Statement Schedule	50

Signatures		53

*Page F-1 follows page 47

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

PART I

Item 1.   Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company is primarily engaged in the design, manufacture and sale of products used in networking, telecommunications, high speed data transmission and consumer electronics.  Products include magnetics (discrete components, power transformers and MagJack®s), modules (power conversion and integrated modules), circuit protection (miniature, micro and surface mount fuses) and interconnect devices (passive jacks, plugs and cable assemblies).  While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s  portfolio of products also finds application in the automotive, medical and consumer electronics markets.   These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

With over 60 years in the electronics industry, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries.  The Company has a strong track record of technical innovation working with the engineering communities of market leaders.  Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development.  By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

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

           The terms “Company” and “Bel” as used in this Annual Report on Form 10-K refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups

Magnetics
•	Discrete components
•	Diplexer and triplexer filters
•	Power transformers
•	MagJack® integrated connector modules

The Company, a leading producer of magnetics, markets an extensive line of discrete components including transformers and common mode chokes used in networking, telecommunications, and broadband applications. These magnetic devices condition, filter, and isolate the signal as it travels through network equipment, helping to ensure accurate data/voice/video transmission.

Bel’s diplexer and triplexer filters are used in high speed, home networking applications that utilize excess bandwidth available on existing coax cabling. Developed in compliance with the Multimedia over Coax Alliance (MoCA), the Company’s diplexers and triplexers help distribute high bandwidth video throughout the home by supporting the high speed, high quality, encrypted transmission required for DVD-quality video and triple play (data/voice/video) applications.

Power transformer products include standard and custom designs produced by the Company’s Signal Transformer division. Manufactured for use in alarm, security, and medical products, these devices are designed to comply with the international safety standards governing transformers including UL, CSA, IEC, TUV, and VDE.

Marketed under the MagJack® brand, Bel’s connectors with integrated magnetics provide the signal conditioning, electromagnetic interference suppression, and signal isolation previously performed by multiple discrete magnetics.

Modules
•	Power conversion modules
•	Integrated modules

Bel’s Power conversion products include standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices. The need for converting one DC voltage to another is growing rapidly as developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. The DC-DC converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as computers and peripherals.

The Company has expanded its line of modules designed to support data transmission over existing power lines including next generation HomePlug® AV powerline applications. Typically deployed in home-based communication/entertainment devices such as Set Top Boxes (STBs), DSL modems, home theaters, HDTVs motherboards, and IPTV equipment, Bel’s modules incorporate the silicon required to enable powerline functionality, supporting a lower cost of ownership within a reduced footprint.

The Company continues to pursue market opportunities where it can supply customized, value-added modules that capitalize on the Company’s manufacturing capabilities in surface mount assembly, automatic winding, hybrid fabrication, and component encapsulation.

Circuit Protection
•	Miniature fuses
•	Surface mount PTC devices and fuses
•	Radial PTC devices and micro fuses

The Company's circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets. Fuses and PTC devices prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire. Additionally, PTC devices are resettable and do not have to be replaced before normal operation of the end product can resume.

While the Company continues to manufacture traditional fuse types, its surface mount chip fuses are used in space-critical applications such as mobile phones and computers. Like all of Bel's fuse products, the chip fuses comply with RoHS6 standards for the elimination of lead and other hazardous materials.

The Company's circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones, and networking equipment.

Interconnect
•	Passive jacks
•	Plugs
•	Cable assemblies

The Company has a comprehensive line of modular connectors including RJ45 and RJ11 passive jacks, plugs, and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches, and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards for Category 5e, 6, 6a, and Category 7a compliant devices used within Gigabit Ethernet and 10Gigabit Ethernet networks.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Applications
Magnetics
Discrete Components	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).
Diplexer and Triplexer Filters	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission with maximum throughput.	Home networking, set top box, and cable modem applications including high bandwidth video transmission and triple play applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment.
MagJack® Integrated Connectors	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), home networking, and cable modem applications.
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to other DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers, and peripherals.
Integrated Modules	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint	Broadband, home networking, set top boxes, HDTV, and telecom equipment supporting ISDN, T1/E1 and DSL technologies.
Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts, and consumer electronics.
Surface mount PTC devices and fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phone chargers, consumer electronics, power supplies, and set top boxes.
Radial PTC devices and micro fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phones, mobile computers, IC and battery protection, power supplies, and telecom line cards.
Interconnect
Passive Jacks	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Plugs	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Structured Category 5e, 6, 6a, and 7a cable systems (premise wiring).

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

As of December 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”).  The Company’s original cost of these shares was $5.6 million ($3.07 per share).  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $111.2 million as of December 31, 2008.   These shares are reflected on the Company’s consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  The Company reviewed various factors in determining whether an other-than-temporary impairment existed on its investment in Toko,including volatility of the Toko share price, Toko’s recent financial results and the Company’s intention and ability to hold the investment.  During the second and third quarters of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded pre-tax impairment charges totaling $3.6 million to write this investment to its then current fair value.  At December 31, 2008, the Company’s adjusted basis for the Toko stock was $1.10 per share and the fair market value was $1.14 per share.  As the fair market value of the Toko stock is above the Company’s adjusted basis, no impairment exists at December 31, 2008.  The pre-tax unrealized gain of $0.1 million as of December 31, 2008 is included, net of tax, in accumulated other comprehensive income (loss).

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million.  The Company accrued bonuses of $0.5 million in connection with this gain which were paid in 2008.  For financial statement purposes, in 2007, approximately $0.4 million and $0.1 million of such bonuses has been classified within cost of sales and selling, general and administrative expenses, respectively.

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

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million ($2.32 per share).  During October 2008, the Company purchased an additional 2,968,946 shares of Power-One common stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a purchase price of $3.9 million.  As of December 31, 2008, the Company owns a total of 7,338,998 share of Power-One common stock at an aggregate cost of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  As of December 31, 2008, the fair market value of the Power-One stock owned by the Company was $1.19 per share, or $8.7 million in the aggregate.   The Company reviewed various factors in determining whether an other-than-temporary impairment existed on its investment in Power-One at December 31, 2008.  These factors included volatility of the Power-One share price, Power-One’s recent financial results and recent changes made to its executive management, as well as the Company’s intention and ability to hold the investment.  The Power-One share price has been extremely volatile since the Company’s purchase of this stock, ranging from $0.90 - $3.70, with an average closing price of $2.08 during the ownership period.  During the fourth quarter of 2008, the stock price ranged from $0.90 - $1.44, with an average closing price of $1.16 for the quarter.  While the Company has the ability and intent to hold this investment until the market improves, the weakening economic conditions impacting the technology industry are not expected to rebound in the near term.  Based on these factors, along with the severity of the decline in the market price, the Company deemed this investment to be other-than-temporarily impaired and recorded a pre-tax impairment charge of $5.3 million to write this investment to its fair value at December 31, 2008 ($1.19 per share).

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2008, the Company had a sales and support staff of 50 persons that supported a network of 82 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $7.4 million, $7.2 million and $6.6 million, respectively. The increase in 2007 compared to 2006 was attributable to various factors including an increase in headcount at the Hangzhou research and development facility related to the DC-DC power products, an unfavorable change in associated exchange rates for research and development expenses in the People Republic of China (“PRC”) and United Kingdom, and general wage increases at the various research and development facilities.

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

Associates

As of December 31, 2008, the Company had 2,135 full-time associates. The Company employed 642 people at its North American facilities, 1,422 people at its Asian facilities and 71 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the PRC are represented by unions. At December 31, 2008, 36 of our workers in the New York facility were covered by a collective bargaining agreement, which expires on March 31, 2009.  The Company believes that its relations with its associates are satisfactory.

Suppliers

           The Company has multiple suppliers for most of the raw materials that it purchases.  Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

           With respect to those items which are purchased from single sources, the Company believes that comparable items would be available in the event that there was a termination of the Company's existing business relationships with any such supplier.  While such a termination could produce a disruption in production, the Company believes that the termination of business with any one of its suppliers would not have a material adverse effect on its long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for the Company’s products.  In the past, the Company has experienced shortages in certain raw materials, such as capacitors, ferrites and integrated circuits (“IC’s”), when these materials were in great demand.  Even though the Company may have more than one supplier for certain materials, it is possible that these materials may not be available to the Company in sufficient quantities or at the times desired by the Company.  In addition, the Company believes that several of its suppliers, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely. In the event that the current economic conditions have a negative impact on the financial condition of our suppliers, this may impact the availability and cost of our raw materials.

Backlog

           The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's backlog of orders as of February 28, 2009 was approximately $35.5 million, as compared with a backlog of $73.7 million as of February 29, 2008.  Management expects that all of the Company's backlog as of February 28, 2009 will be shipped by December 31, 2009. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  The Company's major customers have negotiated reduced lead times on purchase orders with the goal of reducing their inventories.  Accordingly, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

           The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from August 25, 2009 to March 28, 2025.

           The Company utilizes registered trademarks in the U.S., Europe and Asia to identify various products that it manufactures.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Available Information

The Company maintains a website at www.belfuse.com where it makes available the proxy statements, press releases and reports on Form 4, 8-K, 10-K and 10-Q that it and its insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to the Company’s financial and product news. In addition, the Company provides notification of and access to voice and Internet broadcasts of its quarterly and annual results.  The Company’s website also includes investor presentations and corporate governance materials.

Item 1A.  Risk Factors

           An investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below, together with all other information contained in this Annual Report before making investment decisions with respect to our common stock.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.

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

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when backlog is particularly long. Customers often cancel orders when business is weak and inventories are excessive.  Therefore, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

There are several factors which can cause us to lower our prices.

a)           The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasingly putting pressure on suppliers to lower prices. Our profits suffer if we are not able to reduce our costs of production or induce technological innovations as sales prices decline.

b)           Any drop in demand or increase in supply of our products due to the overcapacity of our competitors could cause a dramatic drop in our average sales prices which in turn could result in a decrease in our gross margins.

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

The global financial crisis has materially adversely impacted our business and a continuation of that crisis may have further material adverse effects on our business and financial condition to an extent that we currently cannot predict.

The current market conditions materially adversely impacted Bel during 2008.  While our 2008 revenues remained steady from 2007, various asset impairment charges, including those related to the closure of our Westborough, Massachusetts facility, and a decline in the stock prices of companies associated with Bel’s investments, resulted in a substantial net loss for 2008. The continued credit crisis and related turmoil in the global financial system may have a further material adverse impact on our business and our financial condition, and we are likely to face significant challenges if conditions in the financial markets do not improve. Changes in economic conditions can result in reductions in capital expenditures by end-user customers for our products, the deferral or delay of purchase commitments for our products and increased competition. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  In addition, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely. In the event that the current economic conditions have a negative impact on the financial condition of our vendors, this may impact the availability and cost of our raw materials.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise additional financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Given the extent of the global financial and credit crisis and the ramifications for our customers, vendors, lenders and competitors, we are not able to predict the impact the current global financial and credit crisis will have on our operations and on our industry in general going forward.

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

If our acquisitions fail to perform up to our expectations, or as the value of goodwill decreases, we could be required to record a loss from the impairment of assets.  The Company recorded a charge of $14.1 million related to the impairment of goodwill during the fourth quarter of 2008.  In addition, a total of $0.7 million of fixed asset impairments was recorded during the fourth quarter of 2008.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. Our inability to achieve these goals could have a material and adverse effect on our results of operations.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt or equity. If we borrow money to finance acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants.  Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and we may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over our existing common stock.

           We are exposed to weaknesses in international markets and other risks inherent in foreign trade.

We have operations in six countries around the world outside the United States, and approximately 74% of our revenues during 2008 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, medical epidemic and military instability or unrest.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries we operate in.  The decoupling of the Chinese Yuan from the U.S. dollar has and will continue to increase financial risk.

Other risks inherent in doing trade internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country.  For information regarding risks associated with our presence in Hong Kong, see "Item 2 - Properties" of this Annual Report on Form 10-K.

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

We may experience labor shortages.

Government economic, social and labor policies in the PRC may cause shortages of factory labor in areas where we have our products manufactured.  If we are required to manufacture more products outside of the PRC as a result of such shortages, our margins will likely be materially adversely affected.

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

A shortage of availability or an increase in the cost of raw materials and components may adversely impact our ability to procure high quality raw materials at cost effective prices and thus may negatively impact profit margins.

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

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  In addition, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry

In addition, equity securities of many technology companies have experienced significant price and volume fluctuations even in periods when the capital markets generally are not distressed.  These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.

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

As part of our acquisition strategy, we have, from time to time, acquired equity positions in companies that could be attractive acquisition candidates or could otherwise be potential co-venturers in potential business transactions with us.  As a result of market declines occurring subsequent to our investments, we recorded other-than-temporary impairment charges and realized losses of $10.4 million during the year ended December 31, 2008 related to our investments in Toko Inc., Power-One, Inc. and in the Columbia Strategic Cash Portfolio as a result of recent market declines.  We will continue to monitor these investments as future market declines may result in additional impairment charges on these investments.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk”.

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2009, to the Company’s knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2009, to the Company's knowledge, these shareholders owned 17.0% and 12.1%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  The Company identified a third shareholder of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock; however, in that case, the Company’s repurchases of Class A common stock during the latter part of 2008 resulted in this shareholder’s owning more than 10%.  In accordance with the Company’s certificate of incorporation, the above-mentioned provisions do not apply to any increase in percentage of beneficial ownership resulting solely from a change in the total number of shares of Class A common stock outstanding.  As a result, this shareholder’s voting rights have not been impacted by the increase in its beneficial ownership percentage.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2009, Daniel Bernstein, the Company's chief executive officer, beneficially owned 93,555 Class A common shares (or 6.0%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 251,132 Class A common shares (or 16.3%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (including Daniel Bernstein) beneficially owned 243,484 Class A common shares (or 15.6%) of the outstanding Class A common shares whose voting rights were not suspended.

Item 1B.          Unresolved Staff Comments

           Not applicable.

Item 2.                        Properties

           The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space.  During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remains in escrow and has been classified as restricted cash as of December 31, 2008.  On February 27, 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  The Company anticipates release of the remaining escrow and corresponding guarantees and recognition of the gain during the first quarter of 2009. Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

The Company operated 10 manufacturing facilities in 6 countries as of December 31, 2008.    The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2008.
Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's
Republic of China	346,000	Leased	61%
Zhongshan, People's
Republic of China	386,000	Leased	70%
Zhongshan, People's
Republic of China	117,000	Owned	100%
Zhongshan, People's
Republic of China	78,000	Owned	100%
Hong Kong	43,000	Owned	7%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	39,000	Leased	60%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%

	1,174,000

           Of the space described above, 121,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 247,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.  Manufacturing operations at the Westborough, Massachusetts facility ceased at the end of 2008 and as a result, 14,430 square feet at this facility was unoccupied as of December 31, 2008 and is excluded from the table above.

           The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC and the Dominican Republic will affect its contractual arrangements in the PRC or labor relationships in the Dominican Republic.  A significant portion of the Company's manufacturing operations and approximately 48% of its identifiable assets are located in Asia.

           Approximately 31% of the 1.3 million square feet the Company occupies is owned while the remainder is leased.    See Note 15 of the Notes to Consolidated Financial Statements for additional information pertaining to leases.

Item 3.                      Legal Proceedings

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007.  With respect to the Company, plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking an unspecified amount of damages.  The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of Synqor’s patents.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  Plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo was seeking unspecified damages, which it claims should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts.  The Company was granted injunctive relief and was seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company had alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company's business.

In a related matter, the Company was a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts.  This complaint for damages and injunctive relief was based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the Company's objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.

The parties came to a mutual agreement to end these lawsuits, and the matters have been resolved. On December 18, 2008 the Suffolk Superior Court of the Commonwealth of Massachusetts entered a judgment that terminated all the litigation pursuant to the Stipulation of Dismissal that was filed December 17, 2008.

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $.05 million; payment of all attorney fees; and marking of all licensed ICM's with the third party's patent number. The Company expects this case to proceed to trial.  The Company was also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claimed that its patent covered certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics.  Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals.  The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.  As of December 31, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.                                    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2008.

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

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2007
First Quarter	$38.11	$27.36	$38.71	$31.22
Second Quarter	39.47	34.10	39.88	33.42
Third Quarter	38.17	32.60	36.59	29.55
Fourth Quarter	38.08	31.81	36.19	27.19

Year Ended December 31, 2008
First Quarter	33.50	24.73	29.15	26.21
Second Quarter	32.00	27.22	30.00	24.47
Third Quarter	30.97	25.71	31.06	23.78
Fourth Quarter	25.91	13.13	28.96	13.03

           The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ Global Select Market.

(b)     Holders

           As of February 28, 2009 there were 75 registered shareholders of the Company's Class A Common Stock and 169 registered shareholders of the Company’s Class B Common Stock.  The Company estimates that there were 843 beneficial shareholders of the Company’s Class A Common Stock and 2,417 beneficial shareholders of  the Company’s Class B Common Stock as of February 28, 2009.

(c)     Dividends

           There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.  Dividends paid during the years ended December 31, 2007 and 2008 were as follows:

	Dividend per Share		Total Dividend Payment (in 000’s)
	Class A	Class B	Class A	Class B
Year Ended December 31, 2007
February 1, 2007	$0.04	$0.05	$108	$451
May 1, 2007	0.04	0.05	108	452
August 1, 2007	0.04	0.05	107	453
November 1, 2007 (a)	0.06	0.07	157	637

Year Ended December 31, 2008
February 1, 2008	0.06	0.07	153	638
May 1, 2008	0.06	0.07	152	638
August 1, 2008	0.06	0.07	151	640
November 1, 2008	0.06	0.07	131	689

(a)
 During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment

On February 1, 2009 the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at January 15, 2009 of Class A and Class B Common Stock, respectively, in the total amount of $0.1 million and $0.6 million, respectively.  The Company currently anticipates paying these dividends in the future.

(d)	Securities authorized for issuance under the Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	53,000	$31.48	816,785

Equity compensation plans not approved by security holders	-	-	-

Totals	53,000	$31.48	816,785

(e)	Issuer Purchases of Equity Securities

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	8,255	$20.88	8,255	612,639

November 1, 2008 - November 30, 2008	-	-	-	612,639

December 1, 2008 - December 31, 2008	2,567	17.21	2,567	609,741

Totals	10,822	$20.01	10,822	609,741

(a) These share repurchases were made as part of a plan authorized by the Board of Directors during 2000 whereby the Company is authorized to purchase up to 10% of the Company's outstanding common shares.

As of December 31, 2008, the Company had cumulatively purchased and retired 521,747 shares of the Company’s Class A Common Stock and 23,600 shares of the Company’s Class B Common Stock.  No shares of Class B common stock were repurchased during the year ended December 31, 2008.  A total of 361,714 shares of Class A common stock were repurchased during the year ended December 31, 2008.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005 (a)	2004
	(In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales	$258,350	$259,137	$254,933	$215,916	$190,022
Cost of sales	217,079	203,007	192,985	156,147	132,776
Selling, general and
administrative expenses	36,093	36,117	37,800	33,152	31,302
Impairment of assets (d) (e) (g)	14,805	-	-	-	1,033
Restructuring charges (f)	1,122	-	-	-	-
Gain on sale of property, plant and equipment	-	(5,499)	-	-	-
Casualty loss (c)	-	-	1,030	-	-
Interest income - net	2,454	4,046	2,780	1,098	525
(Impairment charge)/gain on sale of investment (h)	(10,358)	2,146	5,150	-	-
Lawsuit proceeds (b)	-	-	-	-	2,935
(Loss) earnings before provision
for income taxes	(18,653)	31,704	31,048	27,715	28,371
Income tax (benefit) provision	(3,724)	5,368	5,845	7,482	3,649
Net (loss) earnings	(14,929)	26,336	25,203	20,233	24,722
(Loss) earnings per Class A common
share - basic	(1.28)	2.11	2.03	1.67	2.10
(Loss) earnings per Class A common
share - diluted	(1.28)	2.11	2.03	1.67	2.10
(Loss) earnings per Class B common
share - basic	(1.30)	2.25	2.16	1.79	2.22
(Loss) earnings per Class B common
share - diluted	(1.30)	2.24	2.15	1.77	2.16
Cash dividends declared per
Class A common share	0.24	0.20	0.16	0.16	0.16
Cash dividends declared per
Class B common share	0.28	0.24	0.20	0.20	0.20

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands of dollars, except percentages)

Selected Balance Sheet Data and Ratios:

Working capital	$163,985	$173,171	$144,677	$128,203	$127,624
Total assets	261,784	293,860	268,497	242,056	217,777
Long term debt	-	-	-	-	6,500
Stockholders' equity	217,773	244,527	222,150	201,577	178,461
Return on average
total assets (i)	-5.17%	9.34%	9.65%	8.83%	12.37%
Return on average
stockholders'
equity (i)	-6.23%	11.30%	11.81%	10.75%	15.20%

(a)
During 2005, the Company acquired Galaxy Power, Inc. and Netwatch s.r.o.  These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of Galaxy and Netwatch have been included in the Company's financial statements since their respective dates of acquisition.

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

(c)
During 2006, the Company incurred a loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic.  The loss was for raw materials and equipment in excess of estimated insurance proceeds.  The production at this facility was substantially restored during 2006.

(d)
During 2004, the Company wrote down fixed assets, principally machinery and equipment, with a net book value of $1.0 million, at its Asia manufacturing facilities.  The Company considered these fixed assets to be surplus equipment which was replaced by equipment with more advanced technology.

(e)
During the fourth quarter of 2008, the Company conducted its annual valuation test related to the Company's goodwill by operating segment.  As a result of the reduction in the fair value of the North America operating segment, the Company recorded charges of $14.1 million related to the impairment of goodwill of its North America operating segment.

(f)
 During 2008, the Company ceased its manufacturing operations in its Westborough, Massachusetts facility.  In connection with this closure, the Company incurred severance costs during 2008 of $0.6 million and lease termination costs of $0.5 million.

(g)
 During 2008, the Company incurred fixed asset impairments of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.  This charge is included in Impairment of Assets in the Company’s Statement of Operations for the year ended December 31, 2008.

(h)
 During 2008, the Company recorded other-than-temporary impairment charges and realized losses of $10.4 million related to its investments in Toko, Inc., Power-One, Inc. and the Columbia Strategic Cash Portfolio.  During 2007, the Company realized a gain from the sale of Toko, Inc. common stock in the amount of $2.5 million, offset by an other-than-temporary impairment charge and realized losses of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio.  During 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

(i)
 Returns on average total assets and stockholders’ equity are computed for each year by dividing net (loss) income for such year by the average balances of total assets or stockholders’ equity, as applicable, on the last day of each quarter during such year and on the last day of the immediately preceding year.

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

           Allowance for Doubtful Accounts

           The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2008 and 2007, the Company had an allowance for doubtful accounts of $0.7 million and $1.0 million, respectively.  While historical loss experience is utilized in determining the Company’s allowance for doubtful accounts, the Company believes this factor may not provide an accurate depiction of future losses, given the current economic conditions. If the financial condition of the Company's customers were to deteriorate, to the extent that their ability to make payments is impaired, additional allowances may be required.

Inventory

           The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. During the fourth quarter of 2008, the Company recorded $0.3 million related to the writedown of inventory associated with the closure of the Westborough, Massachusetts facility.  This charge is included in cost of sales in the accompanying statement of operations for the year ended December 31, 2008.  As of December 31, 2008 and 2007, the Company had reserves for excess or obsolete inventory of $4.1 million and $3.3 million, respectively.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The identification and measurement of goodwill impairment involves the estimation of the fair value of geographic reporting units.  The estimates of fair value of geographic reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques.  Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  As of December 31, 2008, the Company had the following reporting units that had goodwill assigned to them (there were no changes in the reporting units between December 31, 2007 and December 31, 2008):

•	North America
•	Asia
•	Europe

For the annual goodwill impairment assessment performed in 2008, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Income Approach – Discounted Cash Flows.  This valuation approach derives a present value of the operating segment’s future annual cash flows over the next four years and the present value of the residual value of the operating segment.  The Company uses a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, cost and expenses and capital expenditures.  These assumptions may vary by each reporting unit depending on regional market conditions, including competitive position, supply and demand for raw materials, labor costs and other industry conditions.

Market Approach - Multiples of EBIT, EBITDA, DFNI and DFCF (as defined in the chart below). This valuation approach first identifies public companies in the electronic component manufacturing and distribution industries that are similar to Bel.  A grouping of applicable value measures was then selected and the appropriate market multiples were calculated based on the fundamental value measures of the selected guideline companies.  The last step involved selecting the multiple to apply to Bel’s various value measures, which was used to calculate the indicated value of each operating segment.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the years ended December 31, 2008 and December 31, 2007.  Assumptions may vary by operating segment.  The table below shows the range of assumptions utilized across the various operating segments.

	Goodwill Impairment Analysis
	Key Assumptions
	2008	2007

Income Approach - Discounted Cash Flows:
Revenue growth rates	(8.9%) - 10.3%	5.0%
Cost of equity capital	13.0% - 13.6%	13.2% - 16.1%
Cost of debt capital	4.9% - 7.7%	3.5% - 5.5%
Weighted average cost of capital	11.0% - 13.3%	11.2% - 15.0%

Market Approach - Multiples of Guideline Companies (a):
EBIT multiples used	6.0 - 10.7	9.7 - 14.3
EBITDA multiples used	5.0 - 7.5	8.7 - 10.0
DFNI multiples used	9.3 - 13.5	not utilized
DFCF multiples used	6.4 - 7.4	11.4 - 14.4
Control premium (b)	27.5% - 31.7%	20.0%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows (c)	75%	50%
Market Approach - Multiples of Guideline Companies (c)	25%	50%

Definitions:
EBIT - Earnings before interest and taxes
EBITDA - Earnings before interest, taxes, depreciation and amortization
DFNI - Debt-free net income
DFCF - Debt-free cash flow

(a) Multiple range reflects multiples used throughout the North America, Asia and Europe operating segments
(b) Determined based on the industry mean control premium as published each year in MergerStat Review
(c) The weighting of valuation methods was changed in 2008, as management's projections provided for the discounted cash flow analysis are believed to be more indicative of Bel's future performance. The guideline company approach relies on the market and given the present state of the economy with significant market fluctuations, management believes the discounted cash flow projections are a more reliable base.

During the fourth quarter of 2008, we conducted our annual impairment test related to the Company's goodwill by operating segment. The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with our North America operating segment was fully impaired as of the valuation date.  The reduced expected future cash flows in North America was related to a combination of the ending of a certain product’s life cycle and an overall reduction in sales anticipated during 2009 given the current economic conditions.  Sales are projected to return to 2008 levels in 2010, with moderate growth in subsequent years.  This statement reflects a Forward Looking Statement.  Actual results may differ, depending in part on the timing associated with the current economic recession and the impact of that recession on Bel’s customers.  As a result, the Company recorded a goodwill impairment charge of $14.1 million during the fourth quarter of 2008.

No impairment existed at the assessment date for our Asia or Europe operating segments; however, there can be no assurances that goodwill impairments will not occur in the future.  Our valuation model utilizes assumptions which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in demand for Bel’s products and corresponding revenues declining at rates greater than management’s expectations, may lead to additional goodwill impairment charges, especially in the Company’s Asia operating segment, where the carrying value closely approximates its estimated fair value.  Furthermore, a continued decline in the guideline company multiples may also lead to additional goodwill impairment charges.  Our goodwill balance was $14.3 million and $28.4 million at December 31, 2008 and 2007, respectively.  See Note 2 to the Consolidated Financial Statements for further information on the Company’s goodwill.

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

The Company has a significant amount of sales with several customers, including two major customers with sales of $34.7 million and $28.1 million in 2008, representing 13.4% and 10.9%, respectively, of the Company’s total sales during the year ended December 31, 2008.  The loss of one or both customers could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Overview

Our Company

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules (including power conversion and integrated modules), circuit protection devices and interconnect products.  While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s expanding portfolio of products also finds application in the automotive, medical and consumer electronics markets.   Bel's products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2008, 64% of the Company’s revenues were derived from Asia, 26% from North America and 10% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with its customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.  Sales of the Company’s magnetic products represented approximately 46% of our total net sales for 2008.  The remaining 2008 revenues related to sales of the Company’s modules products (30%), interconnect products (18%) and circuit protection products (6%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent third party contractors in Asia.  Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico, the Czech Republic and through December 31, 2008, in its Westborough, Massachusetts facility.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2008 and future results include the following:

•
Increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, volatility in interest rates, investment returns, energy prices and other elements that impact commercial  and end-user consumer spending, are creating a highly challenging environment for Bel and its customers.

•	These weakening economic conditions have resulted in reductions in capital expenditures by end-user consumers of our products, resulting in decreased backlog of orders in 2009.

•	With the overall reduction in demand in our industry, competition will continue to increase. As a result, Bel is being faced with pricing pressures, which will impact our future profit margins.

•
Commodity prices, especially those pertaining to gold and copper, have been highly volatile during 2008.  Fluctuations in these prices and other commodity prices associated with our raw materials, will have a corresponding impact on our profit margins.

•
The costs of labor, particularly in the People’s Republic of China where several of our factories are located, have risen significantly during 2008 as a result of government mandates for new minimum wage and overtime requirements.  These rising labor costs will continue to have a negative impact on our profit margins.

•	The global nature of our business exposes us to earnings volatility resulting from exchange rate fluctuations.

These factors are expected to continue into the foreseeable future.  With reduced demand for our products, coupled with maintaining competitive pricing and the challenge of curbing internal costs, the Company anticipates that its results of operations for 2009 will be materially adversely affected by the continuing economic crisis.

Our 2008 Results

The current market conditions have impacted the Company considerably during the year ended December 31, 2008.  While our 2008 revenues remained steady from 2007, various asset impairment charges, including those related to the closure of our Westborough, Massachusetts facility, and a decline in the stock prices of companies associated with Bel’s investments, have lead to an unprecedented net loss for Bel for 2008.

•
Net Sales.  The Company’s sales decreased by $0.8 million or 0.3% during the year ended December 31, 2008 as compared to 2007, primarily due to a decrease in magnetic sales of $7.0 million and a decrease in circuit protection sales of $4.0 million during the year ended December 31, 2008, as compared to 2007.  The decrease in magnetic sales primarily resulted from the production inefficiencies in the People’s Republic of China (“PRC”) referred to below, which inhibited the Company’s ability to increase product shipments through the second quarter of 2008.  The decrease in 2008 magnetic and circuit protection sales was largely offset by an increase in module sales of $7.1 million for the year ended December 31, 2008, as compared to 2007. This increase was principally due to the introduction of new products.  In addition, the Company’s interconnect sales increased by $3.1 million for the year ended December 31, 2008, as compared to 2007.

•
(Loss) Income from Operations.  The Company’s income from operations decreased significantly from income of $25.5 million during the year ended December 31, 2007 to a loss of $10.7 million for the year ended December 31, 2008.  This reduction was primarily attributable to the following factors:

▪
Impairment of Assets.  In connection with its annual valuation of the Company’s goodwill, it was determined that an impairment existed in the Company’s North America operating segment, due to a reduction in estimated future cash flows.  As a result, the Company recorded a $14.1 million charge related to the impairment of its goodwill from its North America operation segment.  The Company also recorded a $0.7 million charge related to the impairment of its fixed assets in connection with the closure of its Westborough, Massachusetts facility.

▪
Production Inefficiencies.  Bel experienced an unusually high increase in backlog at its manufacturing facilities in the People’s Republic of China (“PRC”) after the Lunar New Year holiday in February 2008.  Bel contracted for approximately 5,300 factory workers (net of turnover), resulting in production inefficiencies and curtailed output through the second quarter 2008.

▪
Rising Labor Costs.  Effective April 1, 2008, PRC officials implemented an increase in social benefits and wage rates in the areas where our products are manufactured, plus double-time rates for Saturdays and Sundays.

▪
Unfavorable Exchange Rate Fluctuations.  During 2008, the U.S. dollar continued to fall in value against the PRC yuan, the currency in which all of Bel’s PRC factory workers and subcontractors are paid.  In addition, the U.S. dollar increased in value versus other currencies, particularly the Euro, causing foreign exchange losses of $0.6 million during the year ended December 31, 2008.

▪
Restructuring Charges.  The Company ceased manufacturing at its Bel Power manufacturing facility in Westborough, Massachusetts as of December 31, 2008.  Related to this closure, the Company incurred severance costs of $0.6 million and costs associated with its facility lease obligation of $0.5 million during the year ended December 31, 2008.

•
Net Loss.  The Company’s net (loss) income also decreased significantly from a net income of $26.3 million in 2007 to a net loss of $14.9 million in 2008.  In addition to the factors impacting income from operations discussed above, the following non-operating factors impacted the 2008 net loss:

▪
Impairment Charges on Investments.  During the year ended December 31, 2008, the Company recorded $10.4 million in other-than-temporary impairment charges and realized losses related to the Company’s investments in Toko, Inc. and Power-One, Inc. and the Columbia Strategic Cash Portfolio, as compared to a gain on sale of investment of $2.1 million in 2007.

▪	Reduced Interest Rates. Interest income decreased from $4.2 million in 2007 to $2.5 million in 2008 primarily as a result of significantly lower interest rates earned on invested balances in 2008.

▪
Reversal of Tax Liability.  During the year ended December 31, 2008, certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million.

Results of Operations

           The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.
	Percentage of Net Sales
	Years Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.0	78.3	75.7
Selling, general and
administrative expenses	14.0	13.9	14.8
Impairment of assets	5.7	-	-
Restructuring charges	0.4	-	-
Gain on sale of property, plant
and equipment	-	2.1	-
(Impairment charge)/gain on sale
of investment	(4.0)	0.8	2.0
Casualty loss		-	0.4
Interest income, net of interest
and financing expense	1.0	1.6	1.1
(Loss) earnings before (benefit) provision
for income taxes	(7.2)	12.2	12.2
Income tax (benefit) provision	(1.4)	2.1	2.3
Net (loss) earnings	(5.8)	10.2	9.9

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2008 compared		2007 compared
	with 2007		with 2006
Net sales	(0.3	) %	1.6%
Cost of sales	6.9		5.2
Selling, general and administrative expenses	(0.1)		(4.5)
Net (loss) earnings	(156.7)		4.5

Sales

           Net sales decreased by $0.8 million or 0.3% from $259.1 million during 2007 to $258.3 million during 2008. The Company attributes the decrease to a reduction in magnetic sales of $7.0 million and a decrease in circuit protection sales of $4.0 million, offset in part by growth in module sales of $7.1 million and interconnect sales of $3.1 million.  Contributing to the $7.0 million decrease in magnetic sales was a decrease in the Company’s MagJack® sales of $5.0 million during the year ended December 31, 2008 as compared to 2007, which resulted primarily from the production inefficiencies during early 2008 in the PRC referred to above.

The significant components of the Company's revenues for 2008 were magnetic products of $118.5 million (as compared with $125.5 million during 2007), interconnect products of $47.4 million (as compared with $44.3 million during 2007), module products of $77.3 million (as compared with $70.2 million during 2007), and circuit protection products of $15.1 million (as compared with $19.1 million during 2007.)

The Company continues to have limited visibility as to future customer requirements and as such, the Company cannot predict with any degree of certainty sales revenue for 2009.  The Company had two customers with sales in excess of 10%, with customer sales for 2008 amounting to $34.7 million and $28.1 million, representing 13.4% and 10.9%, respectively, of total sales during the year ended December 31, 2008.  The loss of one or both customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

The Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes.  Product demand and sales volume will affect how we price our products.  Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation.  In general, as products become mature, average selling prices decrease.

Net sales increased by $4.2 million or 1.6% from $254.9 million during 2006 to $259.1 million during 2007. The increase in sales was primarily due to an increase in the Company’s power products revenue by $16.3 million from 2006 to 2007.  The Company’s power products used mainly in data storage and super computer applications that had been in the design phase for the past two years went into production at large OEM customers in 2007, driving this increase in sales from 2006. This was offset by a decrease in ICM sales of $12.3 million from 2006 to 2007 as a result of the Company’s de-emphasizing certain lower margin business.

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

Cost of Sales

           Cost of sales as a percentage of net sales increased from 78.3% during the year ended December 31, 2007 to 84.0% during the year ended December 31, 2008. During 2007, the Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which were deemed to be unusable.  Excluding this anomaly, cost of sales as a percentage of net sales increased 6.1% during the year ended December 31, 2008 as compared to 2007. The increase in the cost of sales percentage is primarily attributable to the following:

♦
The Company experienced a significant increase in labor costs, including social benefits, during the year ended December 31, 2008 (15.0% of sales as compared to 9.7% of sales for the year ended December 31, 2007).  This increase was due to a variety of factors, including increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires since the Lunar New Year, significantly higher wage rates effective April 1, 2008 as mandated by PRC officials and an increase in overtime hours worked to reduce our backlog, with many of these hours being worked on Saturdays and Sundays at the new double-time rates.  In addition, the PRC yuan, in which all PRC workers are paid, has appreciated, as compared to the dollar, on average by 9.5% during the year ended December 31, 2008 from 2007.  Labor costs began to stabilize in the fourth quarter of 2008, due to a substantial reduction in overtime worked during that quarter.

♦
Sales of a particular product line within the modules group have increased by $11.3 million in 2008 compared to 2007.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins as a larger percentage of the final product is comprised of purchased components.  As these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

♦
Included in cost of sales are research and development expenses of $7.4 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively.   The increase in research and development expenses during 2008 was primarily related to Bel’s power products and new integrated connector modules.

Cost of sales as a percentage of net sales increased from 75.7% during the year ended December 31, 2006 to 78.3% during the year ended December 31, 2007. The increase in the cost of sales percentage was primarily attributable to the following:

♦	The Company established a $1.2 million warranty accrual for a defective part, including a $0.4 million inventory write-off of materials on hand related to this matter which are deemed to be unusable.

♦
The Company incurred a 4.5% increase in material costs as a percentage of net sales.  The increase in raw material costs was principally related to increased manufacturing of module products, which have a higher raw material content than the Company’s other products, increased costs for raw materials such as copper, gold and plastic resin and increased transportation costs.  Since the majority of the manufacturing is conducted in Asia, the increased material costs negatively impacted the Company’s operating profits in Asia.

♦
The Company paid higher wage rates and benefits to its production workers in the PRC in 2007 than it paid in prior periods.  These higher rates and benefits are reflected in the Company’s cost of sales and resulted from new labor regulations and a continuing tightening of the labor market.

♦
Sales of the Company’s DC-DC power products increased by $16.3 million in 2007 compared to 2006. While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit percentage margins as a larger percentage of their bills of materials are purchased components.

♦
Included in cost of sales are research and development expenses of $7.2 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively.  The increase in 2007 compared to 2006 was attributable to various factors, including an increase in headcount at the Hangzhou research and development facility related to the DC-DC power products, an unfavorable change in associated exchange rates for research and development expenses in the PRC and the United Kingdom, and general wage increases at Bel’s research and development facilities.

Selling, General and Administrative Expenses

           The percentage relationship of selling, general and administrative expenses to net sales increased slightly from 13.9% during the year ended December 31, 2007 to 14.0% during the year ended December 31, 2008.  The selling, general and administrative expense for the year ended December 31, 2008 remained consistent with that of 2007 at $36.1 million.  While the expense in total remained flat, the following factors within selling, general and administrative expenses fluctuated from 2007:

♦
Legal and professional fees increased by $0.2 million from 2007 principally due to $0.4 million of legal activity related to the Galaxy lawsuit during 2008 and an increase in audit and accounting fees of $0.6 million during 2008 as compared to 2007.  These additional legal and professional fees were partially offset by the high level of patent litigation costs totaling $0.9 million during 2007 which did not recur at that level in 2008.

♦
Other general and administrative costs decreased by $0.7 million during 2008 as compared to 2007.  The Company reduced its discretionary bonus expense during 2008 as a result of lower profitability in 2008.  In addition, the Company recorded a $0.2 million reduction of stock-based compensation expense related to forfeitures of restricted stock awards.  There were additional reductions in other general and administrative costs that were not individually significant.

♦
Primarily as a result of the strengthening of the U.S. dollar versus certain European currencies during the latter half of 2008, the Company’s currency exchange losses increased by $0.5 million.  Payables related to certain of the Company’s European purchases are denominated in U.S. dollars, and receivables related to certain of the Company’s sales are denominated in European currencies.

The percentage relationship of selling, general and administrative expenses to net sales decreased from 14.8% during the year ended December 31, 2006 to 13.9% during the year ended December 31, 2007.  The decrease in selling, general and administrative expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was approximately $1.7 million.  The decrease was principally attributed to the following:

♦
Legal and professional fees decreased by $1.0 million from 2006, principally due to the implementation of an internal audit and Sarbanes-Oxley function which reduced audit and external consultant fees significantly.

♦	A reduction in depreciation and amortization expense of $0.7 million was primarily due to lower amortization of intangibles due to certain intangibles becoming fully amortized.

♦
Sales commissions decreased by $0.3 million during 2007, due to higher sales volume handled by Bel’s direct sales associates during 2007 as compared to 2006.  In addition, there was a $0.2 million reduction in travel and tradeshow expenses in 2007.

♦
Offsetting these factors in part, administrative salaries and related benefits increased by $0.5 million as a result of increased bonus expense in 2007.  During the fourth quarter of 2007, the Company modified its bonus structure for 2008 such that bonuses are now earned based on performance and service during the fourth quarter of the previous calendar year and the first three quarters of the current calendar year, as opposed to the prior structure whereby it was based on performance and service for the four calendar quarters of the current year.  This resulted in the Company’s recording bonus expense in 2007 for the 2007 calendar year, plus an additional accrual for the first quarter of the 2008 bonus period.  Such additional accrual amounted to approximately $0.5 million in the fourth quarter of 2007.

Impairment of Assets

During the fourth quarter of 2008, the Company conducted its annual valuation test related to the Company's goodwill by operating segment.  The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with our North America operating segment was fully impaired as of the valuation date.  The reduction in estimated future cash flows in North America was related to a combination of the ending of a certain product’s life cycle and an overall reduction in sales anticipated during 2009, given current economic conditions.  Sales are projected to return to 2008 levels in 2010, with moderate growth in subsequent years.  This statement reflects a Forward Looking Statement.  Actual results may differ, depending in part on the timing associated with the current economic recession and the impact of that recession on Bel’s customers.  As a result, the Company recorded a charge of $14.1 million related to the impairment of goodwill during the fourth quarter of 2008.

Also during the fourth quarter of 2008, the Company finalized its plans for the transfer, sale or ultimate disposition of its fixed assets located in the Westborough facility.  Of the Westborough fixed assets, approximately $0.7 million were sold to a local vendor in January 2009.  As such, these assets were reclassified as assets held for sale as of December 31, 2008 and the assets were written down to their net realizable value of $0.2 million.  As a result of this sale of assets, in addition to a $0.2 million reserve on the remaining Westborough fixed assets, a total of $0.7 million of fixed asset impairments was recorded during the fourth quarter 2008.

Restructuring Charges

In connection with the termination of its manufacturing operations at the Company's DC-DC manufacturing facility in Westborough, the Company incurred restructuring charges of $1.1 million during the year ended December 31, 2008.  The restructuring charges consisted of $0.6 million of severance and other termination benefits associated with the layoff of approximately 50 employees in the Westborough facility and $0.5 million related to the Company's facility lease obligation.  See Note 18 of the Notes to Consolidated Financial Statements for additional information on these restructuring charges.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $5.5 million.  The sale of the Company's real estate in Macao reflected the Company's decision to cease manufacturing in Macao and to consolidate manufacturing in larger more efficient facilities.  During the fourth quarter of 2007, the Company ceased manufacturing in a small plant in the PRC.

Casualty Loss

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic.  The loss was for raw materials and equipment in excess of estimated insurance proceeds.  The production at this facility was substantially restored during 2006.

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

Impairment Charge/Gain on Sale of Investments

During the year ended December 31, 2008, the Company recorded pre-tax charges related to other-than-temporary impairments of Bel's holdings in Toko Inc. (TSE: 6801) of $3.6 million, Power-One, Inc. of $5.3 million and the Columbia Strategic Cash Portfolio (“Columbia Portfolio”) of $1.4 million. See the Liquidity and Capital Resources section of this Item 7.  During the year ended December 31, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million, offset by an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Portfolio.  During the year ended December 31, 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $1.7 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007. Interest income earned on cash and cash equivalents increased by approximately $1.3 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006.  The decrease in interest income during 2008 is due primarily to significantly lower interest rates on invested balances during 2008 as compared to 2007. The increase in 2007 was due primarily to increased cash and cash equivalent balances and marketable securities and increased yields on such balances.

(Benefit) Provision for Income Taxes

The (benefit) for income taxes for the year ended December 31, 2008 was $(3.7) million compared to a $5.4 million provision for the year ended December 31, 2007.  The Company's loss before income taxes for the year ended December 31, 2008 was approximately $(18.7) million compared to earnings before income taxes of $31.7 million for the year ended December 31, 2007 or a decrease in earnings between December 31, 2008 and December 31, 2007 of $50.4 million.  The Company’s effective tax rate, the income tax (benefit) provision as a percentage of earnings before (benefit) provision for income taxes, was (20.0)% and 16.9% for the years ended December 31, 2008 and December 31, 2007, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates.  The decrease in the Company’s (benefit) provision for income tax as a percentage of earnings before (benefit) provision for income taxes is principally attributed to tax benefits in the U.S. of $2.3 million resulting from the reversal of an accrual for uncertain tax positions resulting from the expiration of certain statute of limitations; this was offset in part by a goodwill impairment loss in the U.S. segment in the amount of $12.5 million for which no tax benefit is available.  Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2007 tax returns.

The provision for income taxes for the year ended December 31, 2007 was $5.4 million compared to a $5.8 million provision for the year ended December 31, 2006.  The Company's earnings before income taxes for the year ended December 31, 2007 were approximately $0.7 million higher than in 2006.  The Company’s effective tax rate was 16.9% and 18.8% for the years ended December 31, 2007 and December 31, 2006, respectively.  During 2007 certain statutes of limitations expired, which resulted in a reversal of certain liabilities for uncertain tax positions in the amount of $1.4 million.  During 2007 a tax assessment was paid to the Inland Revenue Department (“IRD”) in Hong Kong in the amount of $3.8 million, which resulted in a reduction in the Company’s liability for uncertain tax positions in the amount of $3.8 million.  The payment of this Hong Kong IRD assessment resulted in higher foreign tax credits being available for U.S. tax purposes.  This resulted in a $0.7 million reduction in the Company’s liability for uncertain tax positions during the year ended December 31, 2007.  Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2006 tax returns.

The Company has the majority of its products manufactured on the mainland of the People’s Republic of China (“PRC”), and Bel is not subject to corporate income tax on manufacturing services provided by third parties in the PRC.  The Company no longer conducts manufacturing activities in Hong Kong or Macau. Hong Kong imposes corporate income tax at a rate of 16.5 percent solely on income sourced to Hong Kong.  That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong.

Macao currently has a statutory maximum corporate income tax rate of 12 percent.  Since most of the Company's operations are conducted in Asia, the majority of its profits are sourced in three jurisdictions in Asia.  Accordingly, the profits earned in the U.S. are comparatively small in relation to its profits earned in Asia.  Therefore, there is generally a significant difference between the statutory U.S. tax rate and the Company's effective tax rate.

During 2005, the Company was granted an offshore operating license from the government of Macao.  An MCO named Bel Fuse (Macao Commercial Offshore) Limited was set up to handle all of the Company’s sales to third party customers in Asia.  Sales to third party customers commenced during the first quarter of 2006.  Sales consist of products manufactured in the PRC.  The MCO is not subject to Macao corporate income taxes.

The Company has historically followed a practice of reinvesting a portion of the earnings of foreign subsidiaries in the expansion of its foreign operations.  If the unrepatriated earnings were distributed to the parent corporation rather than reinvested in Asia, such funds would be subject to United States Federal income taxes.  During the year ended December 31, 2008, the Company repatriated previously taxed foreign earnings of approximately $0.3 million.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2008 and 2007, the Company recognized approximately $0.1 million and $0.5 million in interest and penalties in the Consolidated Statement of Operations.  The Company has approximately $1.6 million and $1.8 million accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006, which resulted in no additional assessment.  The 2004 statute of limitations expired on September 15, 2008.

During 2008, the Company was audited by the State of New Jersey, Department of the Treasury, Division of Taxation (“New Jersey”) for the years ended December 31, 2003 through 2006, which resulted in a minimal assessment.

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

Inflation and Foreign Currency Exchange

           During the past three years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi.  However, the Chinese Renminbi appreciated in value significantly (approximately 9.5%) during the year ended December 31, 2008 as compared with 2007.  Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars.    Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.6 million and $0.2 million for the years ended December 31, 2008 and 2006, respectively, which were charged to expense.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation (losses) gains of ($0.4) million, $1.0 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in accumulated other comprehensive (loss) income.  Realized currency gains (losses) during the year ended December 31, 2007 were not material.  Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

           Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There was no balance outstanding as of December 31, 2008.  At that date, the entire $20 million line of credit was available to the Company to borrow.    The loan bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.   Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  At December 31, 2008, the Company did not comply with the Fixed Charge Coverage Test covenant, as defined.  The Company is currently in the process of obtaining a waiver from its lender for the covenant violation.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at December 31, 2008.  The line of credit expired on January 31, 2009 and  was subsequently renewed on February 10, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

The Company recorded minimal interest expense during the year ended December 31, 2008.  For the years ended December 31, 2007 and 2006, the Company recorded interest expense of approximately $0.1 million and $0.1 million, respectively.

For information regarding further commitments under the Company’s operating leases, see Note 15 of the Notes to the Company’s consolidated financial statements.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remains in escrow and has been classified as restricted cash as of December 31, 2008.  On February 27, 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  The Company anticipates release of the remaining escrow and corresponding guarantees and recognition of the gain during the first quarter of 2009.

Columbia Portfolio:

At December 31, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund.   At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of December 31, 2008, the Company has received total cash redemptions to date of $18.9 million (including $16.6 million during the year ended December 31, 2008) at a weighted-average net asset value of $.9661 per unit.  As the net asset value has continued to decline, the Company has been recording impairment charges on this investment.  During the years ended December 31, 2008 and 2007, the Company recorded $1.2 million and $0.3 million in impairment charges, respectively.  In addition to the impairment charges in 2008, the Company has also recorded realized losses of $0.2 million during the year ended December 31, 2008, as the Company’s adjusted basis exceeded the net asset value on the dates of redemption.  As of December 31, 2008, the Company holds 6.1 million units at a book value of $5.1 million.  On January 29, 2009, the Company received an additional cash redemption of $0.9 million at a net asset value of $.8301 per share.  Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

Toko:

As of December 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko, Inc. (“Toko”).  The Company’s original cost of these shares was $5.6 million ($3.07 per share).  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $111.2 million as of December 31, 2008.   These shares are reflected on the Company’s consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Toko, including volatility of the Toko share price, Toko’s recent financial results and the Company’s intention and ability to hold the investment.  During the second and third quarters of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded pre-tax impairment charges totaling $3.6 million to write this investment to its then current fair value.  At December 31, 2008, the Company’s adjusted basis for the Toko stock was $1.10 per share and the fair market value was $1.14 per share.  As the fair market value of the Toko stock is above the Company’s adjusted basis, no impairment exists at December 31, 2008.  The pre-tax unrealized gain of $0.1 million as of December 31, 2008 is included, net of tax, in accumulated other comprehensive income (loss).

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million.  The Company accrued bonuses of $0.5 million in connection with this gain which were paid in 2008.  For financial statement purposes, in 2007, approximately $0.4 million and $0.1 million of such bonuses has been classified within cost of sales and selling, general and administrative expenses, respectively.

Power-One, Inc.:

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million ($2.32 per share).  During October 2008, the Company purchased an additional 2,968,946 shares of Power-One common stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a purchase price of $3.9 million.  As of December 31, 2008, the Company owns a total of 7,338,998 share of Power-One common stock at an aggregate cost of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  As of December 31, 2008, the fair market value of the Power-One stock owned by the Company was $1.19 per share, or $8.7 million in the aggregate.   The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Power-One at December 31, 2008.  These factors included volatility of the Power-One share price, Power-One’s recent financial results and recent changes made to its executive management, as well as the Company’s intention and ability to hold the investment.  The Power-One share price has been extremely volatile since the Company’s purchase of this stock, ranging from $0.90 - $3.70, with an average closing price of $2.08 during the ownership period.  During the fourth quarter of 2008, the stock price ranged from $0.90 - $1.44, with an average closing price of $1.16 for the quarter.  While the Company has the ability and intent to hold this investment until the market improves, the weakening economic conditions impacting the technology industry are not expected to rebound in the near term.  Based on these factors, along with the severity of the decline in the market price, the Company deemed this investment to be other-than-temporarily impaired and recorded a pre-tax impairment charge of $5.3 million to write this investment to its fair value at December 31, 2008 ($1.19 per share).

CDARS:

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  During October 2008, the Company invested an additional $2.5 million in CDs through Stephens, Inc.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days.  This amount was redesignated as a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  These CDs were subsequently renewed in January 2009 for a period of 13 weeks.

Artesyn Technologies, Inc.:

During 2004, the Company acquired a total of 2,037,500 shares of the common stock of Artesyn Technologies, Inc. (“Artesyn”) at a total purchase price of $16.3 million.  On April 28, 2006, Artesyn was acquired by Emerson Network Power for $11.00 per share in cash.  During the second quarter of 2006, in connection with the sale of Artesyn, the Company recognized a gain of approximately $5.2 million, net of investment banker advisory fees of $0.9 million.   The Company accrued bonuses of $1.0 million in connection with the gain.  For financial statement purposes, approximately $0.3 million and $0.7 million was classified within cost of sales and selling, general and administrative expenses, respectively, and was paid to key employees in January 2007.

Stock Repurchases

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 521,747 Class A common shares at a cost of approximately $16.7 million.  No shares of Class B common stock were repurchased during the year ended December 31, 2008 and 361,714 Class A shares were repurchased principally from a related party during the year ended December 31, 2008 at a cost of $11.0 million.  During January and February 2009, the Company purchased an additional 6,070 Class A common shares at a cost of $0.1 million.

Cash Flows

During the year ended December 31, 2008, the Company's cash and cash equivalents decreased by $8.9 million, reflecting approximately $10.3 million provided by operating activities, $16.6 million from the partial redemption of the Columbia Portfolio, $2.0 million of marketable securities redesignated as cash equivalents and $2.3 million from the partial release of escrow related to the sale of the Jersey City property, offset, in part, by $19.0 million used for purchases of marketable securities, $6.9 million for the purchase of property, plant and equipment, $11.0 million for the repurchase of the Company’s common stock and $3.2 million for payments of dividends.

During the year ended December 31, 2007, the Company's cash and cash equivalents increased by $7.1 million, reflecting approximately $19.8 million provided by operating activities, offset by approximately $6.5 million used in investing activities (primarily as a result of the redesignation of the Columbia Portfolio funds of $25.7 million from a cash equivalent to an investment, $11.8 million used for purchases of marketable securities and $9.2 million used for the purchase of property, plant and equipment offset, in part, by $26.7 million from the sale of marketable securities and $11.3 million from the sale of property, plant and equipment) and approximately $6.6 million used in financing activities (principally reflecting $5.7 million for the repurchase of the Company’s common stock and $2.5 million for payments of dividends, partially offset by $1.5 million provided by the exercise of stock options).

During the year ended December 31, 2006, the Company's cash and cash equivalents increased by approximately $24.8 million, reflecting approximately $19.0 million provided by operating activities, proceeds of $24.5 million from the sale of marketable securities and proceeds of $3.2 million from the exercise of stock options, offset in part by expenditures of $9.4 million for the purchase of property, plant and equipment, $7.0 million used principally for acquisitions, $3.6 million for the purchase of marketable securities and $2.2 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 53.0% and 54.4% of the Company's total assets at December 31, 2008 and December 31, 2007, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 6.5 to 1 and 6.2 to 1 at December 31, 2008 and December 31, 2007, respectively.

Accounts receivable, net of allowances, were $46.0 million at December 31, 2008, as compared with $52.2 million at December 31, 2007.  The decrease in accounts receivable is primarily due to a 16.3% decrease in fourth quarter sales for 2008 as compared to 2007, partially offset by an increase in the Company’s days sales outstanding (DSO) from 68 days at December 31, 2007 to 73 days at December 31, 2008.  Marketable securities increased by $10.5 million as a result of Bel’s purchasing $19.0 million of marketable securities (primarily related to Power-One), partially offset by a reduction in the fair market value of the marketable securities during the year ended December 31, 2008 of $6.5 million and $2.0 million redesignated as cash equivalents.  Short-term investments were $16.5 million lower at December 31, 2008 as compared to 2007, due to redemptions from the Columbia Portfolio of $16.6 million during 2008. Inventories were $46.5 million at December 31, 2008, as compared with $39.0 million at December 31, 2007 as a result of an overall reduction in product demand during the fourth quarter of 2008.   Bel not only experienced a lower volume of new orders prior to year-end but also received requests by its customers to delay delivery of previous orders into 2009.  Accounts payable was $14.3 million at December 31, 2008 as compared to $16.1 million at December 31, 2007, as the cost and volume associated with raw material purchases have decreased in the fourth quarter of 2008.

The following table sets forth at December 31, 2008 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes liabilities recorded relative to uncertain income tax positions under FIN 48, amounting to $3.9 million included in income taxes payable and $3.4 million included in liability for uncertain tax positions, as of December 31, 2008, due to the uncertain timing of the resolution of such matters.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,982	$1,982	$-	$-	$-
Operating leases	5,550	2,001	2,279	1,226	44
Raw material purchase obligations	9,243	9,243	-	-	-

Total	$16,775	$13,226	$2,279	$1,226	$44

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2008, $5.9 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2008 is the cash surrender value of company-owned life insurance with a value of $3.8 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 of Notes to Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  EITF Issue No. 07-3 did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.  At December 31, 2008, three of the Company’s investments – the Company’s investments in Toko, Inc., Power-One, Inc. and the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) – have been subject to recent market declines, triggering impairment charges recorded during the year ended December 31, 2008.

As of December 31, 2008, the Company owns 1,840,919 shares of Toko common stock with an adjusted cost basis of $2.0 million ($1.10 per share) and a fair market value of $2.1 million ($1.14 per share).  During the second and third quarters of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded pre-tax impairment charges totaling $3.6 million to write this investment to its then current fair value, bringing the Company’s adjusted cost basis down to $1.10 per share.  While the Company has the intent and ability to hold this investment until it is in a gain position, the future value of this stock price is uncertain.  If the per share fair market value of the Toko stock were to decrease by $0.11 per share (10% of the December 31, 2008 Toko stock price), this would result in an additional unrealized loss of $0.2 million.

The Company’s investment in Power-One, Inc. has also been subject to recent market declines.  As of December 31, 2008, the Company owns a total of 7,338,998 shares of Power-One common stock with an aggregate cost of $14.1 million ($1.92 per share) and a fair market value of $8.7 million ($1.19 per share).  Based on the Company’s impairment analysis at December 31, 2008, the Company deemed this investment other-than-temporarily impaired and recorded a pre-tax impairment charge of $5.3 million to write this investment to its fair value at December 31, 2008 ($1.19 per share).  While the Company has the ability and intent to hold this investment until the market improves, the weakening economic conditions impacting the technology industry are not expected to rebound in the near term.  As of March 11, 2009, the Power-One stock price was $0.39 per share, resulting in an unrealized loss of $5.9 million before tax.  This unrealized loss represents the additional decline in fair market value as of March 11, 2009 from the Company's adjusted basis of this investment as of December 31, 2008.  If the per share fair market value of the Power-One stock were to decrease by an additional $0.04 per share (10% of the March 11, 2009 Power-One stock price), this would result in an additional unrealized loss of $0.3 million.

The Company’s investment in the Columbia Portfolio has also been sensitive to the recent market decline.  In December 2007, the Company was notified that its $25.7 million investment in the Columbia Portfolio was being liquidated and that the fund was converting from a fixed net asset value (“NAV”) to a floating NAV, which resulted in the Company’s recording a $0.3 million impairment charge during the year ended December 31, 2007 and additional impairment charges of $1.2 million were recorded during the year ended December 31, 2008. See Note 3 of the Notes to the Company’s Consolidated Financial Statements.  As of December 31, 2008, the Company has a total of $5.1 million invested in the Columbia Portfolio.  If the NAV were to decline by $0.08 per unit (10% of the NAV of $0.8266 at December 31, 2008), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $0.5 million.

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

BEL FUSE INC.
INDEX

Financial Statements	Page

Report of Independent Registered
Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as of
December 31, 2008 and 2007	F-3 - F-4

Consolidated Statements of Operations for Each
of the Three Years in the Period Ended
December 31, 2008	F-5

Consolidated Statements of Stockholders' Equity
for Each of the Three Years in the Period Ended
December 31, 2008	F-6 - F-7

Consolidated Statements of Cash Flows for
Each of the Three Years in the Period Ended
December 31, 2008	F-8 - F-10

Notes to Consolidated Financial Statements	F-11 - F-45

Condensed Selected Quarterly Financial Data -
Years Ended December 31, 2008 and 2007
(Unaudited)	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.

DELOITTE & TOUCHE LLP

New York, New York
March 13, 2009

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$74,955	$83,875
Marketable securities	13,735	3,273
Short-term investments	4,013	20,542
Accounts receivable - less allowance for doubtful
accounts of $660 and $977 at December 31,
2008 and December 31, 2007, respectively	46,047	52,217
Inventories	46,524	39,049
Prepaid expenses and other current assets	859	1,446
Refundable income taxes	2,498	3,168
Assets held for sale	236	-
Deferred income taxes	4,752	2,661

Total Current Assets	193,619	206,231

Property, plant and equipment - net	39,936	41,113

Restricted cash	2,309	4,553
Long-term investments	1,062	2,536
Deferred income taxes	5,205	4,364
Intangible assets - net	926	1,181
Goodwill	14,334	28,447
Other assets	4,393	5,435

TOTAL ASSETS	$261,784	$293,860

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except per share data)

	December 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,285	$16,145
Accrued expenses	9,953	12,113
Accrued restructuring	555	-
Income taxes payable	4,054	4,007
Dividends payable	787	795
Total Current Liabilities	29,634	33,060

Long-term Liabilities:
Accrued restructuring	406	-
Deferred gain on sale of property	4,616	4,645
Liability for uncertain tax positions	3,445	6,930
Minimum pension obligation and
unfunded pension liability	5,910	4,698
Total Long-term Liabilities	14,377	16,273

Total Liabilities	44,011	49,333

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000
shares; none issued	-	-
Class A common stock, par value $.10 per share -
authorized 10,000,000 shares; outstanding
2,180,982 and 2,545,644 shares, respectively
(net of 1,072,770 treasury shares)	218	255
Class B common stock, par value $.10 per share -
authorized 30,000,000 shares; outstanding
9,369,893 and 9,286,627 shares, respectively
(net of 3,218,310 treasury shares)	937	929
Additional paid-in capital	19,963	29,107
Retained earnings	196,467	214,580
Accumulated other comprehensive income (loss)	188	(344)
Total Stockholders' Equity	217,773	244,527

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$261,784	$293,860

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,

	2008	2007	2006

Net Sales	$258,350	$259,137	$254,933

Costs and expenses:
Cost of sales	217,079	203,007	192,985
Selling, general and administrative	36,093	36,117	37,800
Impairment of assets	14,805	-	-
Restructuring charges	1,122	-	-
Gain on sale of property, plant and equipment	-	(5,499)	-
Casualty loss	-	-	1,030
	269,099	233,625	231,815

(Loss) income from operations	(10,749)	25,512	23,118
Interest expense and other costs	(4)	(123)	(71)
(Impairment charge)/gain on sale of investment	(10,358)	2,146	5,150
Interest income	2,458	4,169	2,851

(Loss) earnings before (benefit) provision for income taxes	(18,653)	31,704	31,048
Income tax (benefit) provision	(3,724)	5,368	5,845

Net (loss) earnings	$(14,929)	$26,336	$25,203

(Loss) earnings per Class A common share
Basic	$(1.28)	$2.11	$2.03
Diluted	$(1.28)	$2.11	$2.03

Weighted average Class A common shares outstanding
Basic	2,391,088	2,637,409	2,702,677
Diluted	2,391,088	2,637,409	2,702,677

(Loss) earnings per Class B common share
Basic	$(1.30)	$2.25	$2.16
Diluted	$(1.30)	$2.24	$2.15

Weighted average Class B common shares outstanding
Basic	9,135,986	9,244,198	9,104,897
Diluted	9,135,986	9,266,016	9,149,445

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional	Stock-
		hensive	Retained	Comprehensive	Common	Common	Paid-In	Based
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital	Compensation

Balance, January 1, 2006	201,577		167,991	4,264	270	901	31,714	(3,563)

Exercise of stock options	3,187					14	3,173
Tax benefits arising from the disposition of non-qualified incentive stock options	336						336	-
Cash dividends declared on Class A common stock	(431)		(431)
Cash dividends declared on Class B common stock	(1,810)		(1,810)
Issuance of restricted common stock	-					2	(2)
Deferred stock-based compensation	(1,403)						(1,403)	-
Currency translation adjustment	387	$387		387
Change in unrealized gain or loss on marketable securities - net of taxes	(4,820)	(4,820)		(4,820)
Stock-based compensation expense	1,571						1,571	-
Adoption of SFAS No. 123 (R)	-						(3,563)	3,563
Unfunded SERP liability-net of taxes upon adoption of SFAS No. 158	(1,647)			(1,647)
Net earnings	25,203	25,203	25,203
Comprehensive income		$20,770

Balance, December 31, 2006	222,150		190,953	(1,816)	270	917	31,826	-

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition of non-qualified incentive stock options	149						149
Cash dividends declared on Class A common stock	(534)		(534)
Cash dividends declared on Class B common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	960		960
Unrealized holding gains on marketable securities arising during the year, net of taxes	2,077	2,077		2,077
Reclassification adjustment for gains included in net earnings, net of taxes	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability, net of taxes	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107	$-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Compre-		Other	Class A	Class B	Additional
		hensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				(37)		(10,965)
Currency translation adjustment	(355)	(355)		(355)
Unrealized holding losses on marketable securities arising during the year, net of taxes	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding losses for impairment charge included in net earnings, net of taxes	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net (loss) earnings	$(14,929)	$26,336	$25,203
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	7,443	7,921	9,027
Casualty loss	-	-	1,030
Stock-based compensation	1,478	1,465	1,571
Restructuring charges, net of cash payments	961	-	-
Excess tax benefits from share-based
payment arrangements	(39)	(149)	(336)
Gain on sale of property, plant and equipment	-	(5,499)	-
Impairment charge (gain on sale) on investment	10,358	(2,146)	(5,150)
Impairment of assets	14,805	-	-
Other, net	1,565	207	678
Deferred income taxes	(3,616)	(2,039)	(988)
Changes in operating assets and liabilities (see below)	(7,737)	(6,250)	(12,003)

Net Cash Provided by Operating Activities	10,289	19,846	19,032

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,887)	(9,169)	(9,364)
Purchase of intangible asset	(300)	(100)	-
Purchase of marketable securities	(18,970)	(11,801)	(3,634)
Redesignation of marketable security to cash
equivalent (Note 3)	2,000	-	-
Redesignation of cash equivalent to investment (Note 3)	-	(25,684)	-
Proceeds from sale of marketable securities	-	26,647	24,490
Proceeds from sale of property, plant and equipment	2,272	11,332	-
Redemption of investment	16,600	2,284	-
Payment of investment banking advisory fee	-	-	(300)
Payment for acquisitions - net of cash acquired	-	-	(6,961)

Net Cash (Used In) Provided by Investing Activities	(5,285)	(6,491)	4,231

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006
Cash flows from financing activities:
Proceeds from exercise of stock options	312	1,452	3,187
Dividends paid to common shareholders	(3,192)	(2,473)	(2,223)
Purchase and retirement of Class A
common stock	(11,002)	(5,733)	-
Excess tax benefits from share-based
payment arrangements	39	149	336

Net Cash (Used In) Provided by Financing Activities	(13,843)	(6,605)	1,300

Effect of exchange rate changes on cash	(81)	364	200

Net (Decrease) Increase in Cash and Cash Equivalents	(8,920)	7,114	24,763

Cash and Cash Equivalents - beginning of period	83,875	76,761	51,998

Cash and Cash Equivalents - end of period	$74,955	$83,875	$76,761

Changes in operating assets
and liabilities consist of:
Decrease (increase) in accounts receivable	$6,010	$(7,934)	$(4,280)
(Increase) decrease in inventories	(7,585)	7,482	(13,501)
Decrease (increase) in prepaid expenses
and other current assets	579	(1)	288
Increase in other assets	(20)	(1,135)	(499)
(Decrease) increase in accounts payable	(1,842)	(1,184)	2,658
(Decrease) increase in income taxes	(2,743)	(3,194)	1,590
(Decrease) increase in accrued expenses	(2,136)	(284)	1,741

	$(7,737)	$(6,250)	$(12,003)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Supplementary information:
Cash paid during the year for:
Income taxes	$2,606	$10,809	$4,451
Interest	$4	-	71

Details of acquisitions:
Intangibles	$-	$-	$447
Goodwill	-	-	6,000
	-	-	6,447

Amount paid on prior year acquisition	-	-	514

Cash paid for acquisitions	$-	$-	$6,961

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

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

CASH EQUIVALENTS - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased. At December 31, 2008 and December 31, 2007, cash equivalents approximated $34.8 million and $33.4 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2008 and 2007, the Company recorded impairment charges and realized losses of $10.4 million and $0.3 million, respectively, related to certain of its investments.  See Note 3 for further discussion regarding these impairment charges.

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

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in Other Comprehensive (Loss) Income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Realized and unrealized foreign currency losses were $0.6 million and $0.2 million for the years ended December 31, 2008 and 2006, respectively, and have been expensed as a component of cost of sales or selling, general and administrative expense, as applicable, in the consolidated statement of operations.  Realized foreign currency gains (losses) for the year ended December 31, 2007 were not material.

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

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument.  In December 2007, the Company was notified that a $25.7 million investment in the Columbia Strategic Cash Portfolio was being liquidated and the fund was converting from a fixed net asset value (NAV) to a floating NAV.  As a result, the Company has recorded impairment charges of $1.2 million and $0.3 million related to this investment during the years ended December 31, 2008 and 2007, respectively.  See Note 3 for additional information regarding this investment.

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

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.  During all periods in 2008, 2007 and 2006, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects.  In June 2007, the Company established a warranty accrual related to certain defective parts sold to a customer primarily within the same quarter, which the Company is replacing, in the amount of approximately $1.2 million, which included a $0.4 million inventory write off of inventory on hand.  Such accrual has been classified within cost of sales.  As of December 31, 2008, the Company has a remaining warranty accrual related to these defective parts in the amount of $0.3 million.  The Company believes that this liability will be utilized in 2009.  As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

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

GOODWILL – The Company tests goodwill for impairment annually during the fourth quarter, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. The impairment analysis conducted in the fourth quarter of 2008 indicated that the goodwill associated with the North America operating segment was fully impaired as of the assessment date.  As a result, the Company recorded an impairment charge of $14.1 million within the North America operating segment during the fourth quarter of 2008.  See Note 2 of Notes to Consolidated Financial Statements for detailed information regarding the valuation methods and key assumptions used in coming to this determination.

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

The principal items giving rise to deferred taxes are deferred gains on property sales, unrealized gains/losses on marketable securities available for sale, foreign tax credits, the use of accelerated depreciation methods for machinery and equipment, timing differences between book and tax amortization of intangible assets and goodwill and certain expenses including noncash restructuring charges and the SERP which have been deducted for financial reporting purposes but which are not currently deductible for income tax purposes.

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”  See Note 8 for further discussion.

(LOSS) EARNINGS PER SHARE  – The Company utilizes the two-class method to report its (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net (loss) earnings by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the year ended December 31, 2008, all potential common shares were deemed antidilutive and as such, were not included in the computation of diluted loss per share.  During the years ended December 31, 2007 and 2006, potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

The (loss) earnings and weighted average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	2008	2007	2006
Numerator:
Net (loss) earnings	$(14,929)	$26,336	$25,203
Less Dividends declared:
Class A	565	534	431
Class B	2,619	2,217	1,810
Undistributed (loss) earnings	$(18,113)	$23,585	$22,962

Undistributed (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	$(3,614)	$5,039	$5,061
Class B undistributed (loss) earnings	(14,499)	18,546	17,901
Total undistributed (loss) earnings	$(18,113)	$23,585	$22,962

Undistributed (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	$(3,614)	$5,030	$5,041
Class B undistributed (loss) earnings	(14,499)	18,555	17,921
Total undistributed (loss) earnings	$(18,113)	$23,585	$22,962

Net (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	$(3,049)	$5,573	$5,492
Class B undistributed (loss) earnings	(11,880)	20,763	19,711
Net (loss) earnings	$(14,929)	$26,336	$25,203

Net (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	$(3,049)	$5,564	$5,472
Class B undistributed (loss) earnings	(11,880)	20,772	19,731
Net (loss) earnings	$(14,929)	$26,336	$25,203

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,391,088	2,637,409	2,702,677

Class B - basic	9,135,986	9,244,198	9,104,897
Dilutive impact of stock options and
unvested restricted stock awards	-	21,818	44,548
Class B - diluted	9,135,986	9,266,016	9,149,445

(Loss) earnings per share:
Class A - basic	$(1.28)	$2.11	$2.03
Class A - diluted	$(1.28)	$2.11	$2.03

Class B - basic	$(1.30)	$2.25	$2.16
Class B - diluted	$(1.30)	$2.24	$2.15

As the Company experienced a loss during the year ended December 31, 2008, 55,660 outstanding stock options and 214,761 shares of unvested restricted stock were not included in the calculation of diluted loss per share of Class B common shares for the year ended December 31, 2008 as their effect would be antidilutive. During the years ended December 31, 2007 and 2006, respectively, 14,000 and 14,000 outstanding options were not included in the foregoing computations for Class B common shares because they were antidilutive.

STOCK-BASED COMPENSATION – The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors.   The Company accounts for stock-based compensation under SFAS No. 123 (R), "Share-Based Payment".  The aggregate pretax compensation cost recognized for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 56,300, 74,200 and 21,600 class B common shares, respectively, under a restricted stock plan to various employees and directors.  No options were granted during the years ended December 31, 2008, 2007 and 2006.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred, and are included in cost of sales. Generally all research and development is performed internally for the benefit of the Company.  The Company does not perform such activities for others. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items.  Research and development expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $7.4 million, $7.2 million and $6.6 million, respectively.

EVALUATION OF LONG-LIVED ASSETS – The Company reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. As the Company ceased its manufacturing operations in its Westborough, Massachusetts facility as of December 31, 2008, the fixed assets related to that facility were evaluated for impairment.  Based on the results of this analysis, the Company recorded a $0.7 million impairment charge related to these fixed assets during the fourth quarter of 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.     In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 3 for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which was effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  EITF Issue No. 07-3 did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”.  This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS 141(R), acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

Other intangibles include patents, product information, covenants not-to-compete and supply agreements.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 1 to 10 years.  Amortization expense was $0.5 million, $0.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the years ended December 31, 2008 and 2007 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance, January 1, 2007	$28,117	$12,407	$14,066	$1,644

Foreign exchange	330	-	-	330

Balance, December 31, 2007	28,447	12,407	14,066	1,974

Impairment charge	(14,066)	-	(14,066)	-
Foreign exchange	(47)	-	-	(47)

Balance, December 31, 2008	$14,334	$12,407	$-	$1,927

For the annual goodwill impairment assessment performed in 2008, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

The income approach is based on a projection of discounted cash flows prepared by Bel management.  The following range of assumptions was utilized in calculating the Company’s future cash flow projection:

•	Revenue growth rates from (8.9%) to 10.3%
•	Weighted average cost of capital of 11.0% to 13.3%

The market approach applies multiples of guideline companies to certain of Bel’s value measures (earnings before interest and taxes and debt-free cash flow, for example).  A control premium ranging from 27.5% - 31.7%, varying by operating segment, was factored into the calculation.

Once the fair value of each operating segment was determined under each valuation method, the Company established the weight of each valuation method.  As management’s projections provided for the discounted cash flow analysis are believed to be more indicative of Bel’s future performance, the income approach was weighted at 75%.  The guideline company approach relies on the market and given the present state of the economy with significant market fluctuations, the Company believes the discounted cash flow projections are a more reliable base.  As a result, the market approach was weighted at 25%.

The annual impairment test related to the Company's goodwill was performed by operating segment during the fourth quarter of 2008.  The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with our North America operating segment was fully impaired as of the valuation date.  The reduced expected future cash flows in North America was related to a combination of the ending of a certain product’s life cycle and an overall reduction in sales anticipated during 2009 given the current economic conditions.  Sales are projected to return to 2008 levels in 2010, with moderate growth in subsequent years.  As a result, the Company recorded a goodwill impairment charge of $14.1 million during the fourth quarter of 2008.

The components of intangible assets other than goodwill by geographic reporting unit are as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$1,132	$656	$2,750	$2,385

Customer relationships	1,830	1,380	1,830	1,014

	$2,962	$2,036	$4,580	$3,399

During the years ended December 31, 2008 and 2007, the Company acquired intangible assets related to a customer licensing agreement in the amount of $0.3 million and $0.1 million, respectively.  At the time of acquisition, these intangible assets had a weighted average estimated life of 12 years.  At December 31, 2008, the Company wrote off $1.9 million of fully amortized intangible assets.

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Amortization
December 31,	Expense

2009	$456
2010	154
2011	47
2012	33
2013	33

3.           MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company’s marketable securities and other investments consisted of the following at December 31, 2008 and 2007 (dollars in thousands):

				For the Year Ended
	As of December 31, 2008			December 31, 2008
	Original	Carrying	Unrecognized	(Impairment Charge)/
	Cost	Value	Gains (Losses)	Gain (Loss) on Sale
Marketable Securities
Toko	$5,655	$2,098	$60	$(3,617)
Power-One, Inc.	14,070	8,733	-	(5,337)
Stephens, Inc.	2,902	2,902	-	-
Other	9	2	(7)	-
	22,636	13,735	53	(8,954)
Other Investments
Columbia Portfolio	6,139	5,075	-	(1,404)
Totals	$28,775	$18,810	$53	$(10,358)

				For the Year Ended
	As of December 31, 2007			December 31, 2007
	Original	Carrying	Unrecognized	(Impairment Charge)/
	Cost	Value	Gains (Losses)	Gain (Loss) on Sale
Marketable Securities
Toko	$5,649	$3,264	$(2,385)	$2,468
Other	12	9	(3)	-
	5,661	3,273	(2,388)	2,468
Other Investments
Columbia Portfolio	23,373	23,078	-	(322)
Totals	$29,034	$26,351	$(2,388)	$2,146

The above gross unrecognized gains (losses) are included, net of tax, in accumulated other comprehensive income (loss).   During the year ended December 31, 2006, the Company sold its investment of 2,037,500 shares of Artesyn Technologies, Inc. common stock and realized a $5.2 million gain associated with the sale.

Columbia Portfolio:

At December 31, 2008, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  During the latter half of 2007, the Company invested a portion of its cash balances on hand in this fund.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  As a result, the Company redesignated the Columbia Portfolio units from cash equivalents (as previously classified during the second and third quarters of 2007) to short-term investments or long-term investments based upon the liquidation schedule provided by the fund.   At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of December 31, 2008, the Company has received total cash redemptions to date of $18.9 million (including $16.6 million during the year ended December 31, 2008) at a weighted-average net asset value of $.9661 per unit.  As the net asset value has continued to decline, the Company has been recording impairment charges on this investment.  During the years ended December 31, 2008 and 2007, the Company recorded $1.2 million and $0.3 million in impairment charges, respectively.  In addition to the impairment charges in 2008, the Company has also recorded realized losses of $0.2 million during the year ended December 31, 2008, as the Company’s adjusted basis exceeded the net asset value on the dates of redemption. As of December 31, 2008, the Company holds 6.1 million units at a book value of $5.1 million.  On January 29, 2009, the Company received an additional cash redemption of $0.9 million at a net asset value of $.8301 per share.  Information and the markets relating to these investments remain dynamic, and there may be further declines in the value of these investments, the value of the collateral held by these entities, and the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize additional impairment charges in future periods up to the aggregate amount of these investments.

Toko:

As of December 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”).  The Company’s original cost of these shares was $5.6 million ($3.07 per share).  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $111.2 million as of December 31, 2008.   These shares are reflected on the Company’s consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In accordance with FASB Staff Position (“FSP”) 115-1, the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Toko, including volatility of the Toko share price, Toko’s recent financial results and the Company’s intention and ability to hold the investment.  During the second and third quarters of 2008, the Company deemed this investment to be other-than-temporarily impaired and recorded pre-tax impairment charges totaling $3.6 million to write this investment to its then current fair value.  At December 31, 2008, the Company’s adjusted basis for the Toko stock was $1.10 per share and the fair market value was $1.14 per share.  As the fair market value of the Toko stock is above the Company’s adjusted basis, no impairment exists at December 31, 2008.  The pre-tax unrealized gain of $0.1 million as of December 31, 2008 is included, net of tax, in accumulated other comprehensive income (loss).

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million.  The Company accrued bonuses of $0.5 million in connection with this gain which were paid in 2008.  For financial statement purposes, in 2007, approximately $0.4 million and $0.1 million of such bonuses has been classified within cost of sales and selling, general and administrative expenses, respectively.

Power-One, Inc.:

On February 25, 2008, the Company announced that it had acquired 4,370,052 shares of Power-One, Inc. (“Power-One”) common stock representing, to the Company’s knowledge, 5% of Power-One’s outstanding common stock, at a total purchase price of $10.1 million ($2.32 per share).  During October 2008, the Company purchased an additional 2,968,946 shares of Power-One common stock representing, to the Company’s knowledge, an additional 3.4% of Power-One’s outstanding common stock, at a purchase price of $3.9 million.  As of December 31, 2008, the Company owns a total of 7,338,998 share of Power-One common stock at an aggregate cost of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  As of December 31, 2008, the fair market value of the Power-One stock was $1.19 per share, or $8.7 million in the aggregate.   The Company reviewed various factors in determining whether an other-than-temporary impairment exists on its investment in Power-One at December 31, 2008.  These factors included volatility of the Power-One share price, Power-One’s recent financial results and recent changes made to its executive management, as well as the Company’s intention and ability to hold the investment.  The Power-One share price has been extremely volatile since the Company’s purchase of this stock, ranging from $0.90 - $3.70, with an average closing price of $2.08 during the ownership period.  During the fourth quarter of 2008, the stock price ranged from $0.90 - $1.44, with an average closing price of $1.16 for the quarter.  While the Company has the ability and intent to hold this investment until the market improves, the weakening economic conditions impacting the technology industry are not expected to rebound in the near term.  Based on these factors, along with the severity of the decline in the market price, the Company deemed this investment to be other-than-temporarily impaired and recorded a pre-tax impairment charge of $5.3 million to write this investment to its fair value at December 31, 2008 ($1.19 per share).

CDARS:

During June 2008, the Company invested $2.4 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  During October 2008, the Company invested an additional $2.5 million in CDs through Stephen, Inc.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days.  This amount was redesignated as a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  These CDs were subsequently renewed in January 2009 for a period of 13 weeks.

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

As of December 31, 2008, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in Toko and Power-One stock (categorized as available-for-sale securities). The fair value of these assets are determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2008.

The following table sets forth by level, within SFAS 157’s fair value hierarchy,  the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2008 (dollars in thousands).

		Assets at Fair Value as of December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$13,735	$13,735	-	-

Total	$13,735	$13,735	-	-

The following table sets forth by level within SFAS 157’s fair value hierarchy the Company’s financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2008 (dollars in thousands).  These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below).  The fair value of these investments is determined based on significant other observable inputs and is categorized as Level 2 (dollars in thousands).

		Assets at Fair Value as of December 31, 2008			Total Losses
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008

Other investments	$5,075	-	$5,075	-	$(1,404)

Total	$5,075	-	$5,075	-	$(1,404)

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2008 and the Company did not have any financial liabilities as of December 31, 2008.

4.   COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s supplemental retirement plan obligations, which amounted to $5.9 million at December 31, 2008. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors, and the Company can designate them to another purpose at any time.  The fair market value of the COLI was $3.8 million and $4.9 million as of December 31, 2008 and 2007, respectively.  During the fourth quarter of 2008, significant declines in global equity markets had a significant effect in reducing the cash surrender value and as a result, the Company recorded a $0.7 million charge to account for the reduction in cash surrender value.  This charge was allocated between cost of sales and selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2008.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

5.  INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2008	2007
Raw materials	$25,527	$24,089
Work in progress	1,650	2,434
Finished goods	19,347	12,526
	$46,524	$39,049

6.  CASUALTY LOSS

During 2006, the Company incurred a $1.0 million pre-tax casualty loss as a result of a fire at its leased manufacturing facility in the Dominican Republic for raw materials and equipment in excess of estimated insurance proceeds.  The production at this facility was substantially restored during July 2006.

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2008	2007
Land	$3,235	$3,239
Buildings and improvements	27,995	27,035
Machinery and equipment	55,680	55,425
Construction in progress	1,726	3,431
	88,636	89,130
Accumulated depreciation	(48,700)	(48,017)

	$39,936	$41,113

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $6.9 million, $7.1 million and $7.2 million, respectively.

During the fourth quarter of 2008, the Company finalized its plans for the transfer, sale or ultimate disposition of its fixed assets located in its Westborough, Massachusetts facility, which had an approximate carrying amount of $1.2 million at the time of determination.  While $0.3 million of the fixed assets is intended to either stay in the Westborough facility or be transferred to Bel’s existing facilities in Asia, $0.7 million was contracted to be sold to a local vendor, with the remaining $0.2 million to be written off.  The sale of the $0.7 million carrying amount of fixed assets was completed in January 2009 at a price of $0.2 million, resulting in a loss on disposition of $0.5 million.  As this arrangement was made prior to December 31, 2008, the carrying amount of these assets was reduced to its net realizable value of $0.2 million and the assets were classified as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2008.  The reduction in net realizable value of the assets held for sale coupled with the fixed assets identified for writeoff resulted in impairment charges of $0.7 million.  These charges are included in Impairment of Assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remains in escrow and has been classified as restricted cash as of December 31, 2008.  On February 27, 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  The Company anticipates release of the remaining escrow and corresponding guarantees and recognition of the gain during the first quarter of 2009.

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

At December 31, 2008 and 2007, the Company has approximately $7.3 million and $9.2 million, respectively, of liabilities for uncertain tax positions ($3.9 million and $2.3 million, respectively, included in income tax payable and $3.4 million and $6.9 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005 and for state examinations before 2004.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2001.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and reviewed 2003 and 2005 during the fourth quarter of 2006 which resulted in no additional assessment.  The 2003 and 2004 statutes of limitations expired on September 15, 2007 and September 15, 2008, respectively.

During 2008, the Company was audited by the State of New Jersey, Department of the Treasury, Division of Taxation for the years ended December 31, 2003 through 2006, which resulted in a minimal assessment.

During February 2008, the Company received correspondence from the State of California Franchise Tax Board.  The Board requested copies of U.S. federal income tax returns for the years 2005 and 2006 for further analysis to determine if the tax returns will be selected for audit.  On July 3, 2008 the Company received correspondence from the State of California that the tax returns for the years 2005 and 2006 will not be audited at this time.

The Inland Revenue Department (“IRD”) of Hong Kong commenced an examination of one of the Company’s Hong Kong subsidiaries’ income tax returns for the years 2000 through 2005 and issued a notice of additional assessment during 2007 and demand for tax in the amount of $3.8 million.  This was paid in May and August 2007.  There were no interest or penalties in connection with this assessment.  The IRD proposed certain adjustments to the Company’s offshore income tax claim position which Company management agreed with.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2008.   A total of $3.9 million of previously recorded liabilities for uncertain tax positions relates to the 2005 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance January 1, 2008	$9,191
Additions based on tax positions
related to the current year	415
Expiration of statutes of limitations	(2,261)
Balance December 31, 2008	$7,345

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2008 and 2007, the Company recognized approximately $0.1 million and $0.5 million, respectively, in interest and penalties in the Consolidated Statement of Operations.  The Company has approximately $1.6 million and $1.8 million accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(426)	$4,294	$4,784
Foreign	(107)	2,598	1,619
State	425	515	430
	(108)	7,407	6,833
Deferred:
Federal and state	(3,621)	(2,119)	(928)
Foreign	5	80	(60)
	(3,616)	(2,039)	(988)

	$(3,724)	$5,368	$5,845

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Tax (benefit) provision
computed at the Federal
statutory rate of 34%, 35% and 34%	$(6,342)	$11,096	$10,556
Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(161)	(4,992)	(4,816)

Reversal of liability for uncertain tax positions - net	(1,846)	-	-

Utilization of net operating loss carryforward	-	-	(66)

Permanent tax differences related to goodwill
impairment with no tax benefit	4,264	-	-

Utilization of research and development tax credits	(383)	(365)	(409)

State taxes, net of federal benefit	368	335	279

Other, including qualified production activity credits,
non-qualified disposition of incentive stock options,
fair value of vested stock awards over accruals and
amortization of purchase accounting intangibles	376	(706)	301
	$(3,724)	$5,368	$5,845

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  During the year ended December 31, 2008, the Company repatriated previously taxed foreign earnings of approximately $0.3 million.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $102.2 million at December 31, 2008.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  Estimated income taxes (net of estimated foreign tax credits) related to unrepatriated foreign earnings are $24.4 million under the current tax law.  It is not ascertainable at this time what effect, if any, future tax legislation will have on the Company’s provision for income taxes or income tax liability.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2008	2007
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
Unrealized depreciation in
marketable securities	$3,744	$1,007
Restructuring expenses	280	-
United States net operating loss
carryforward	-	241
Foreign tax credits carryforward	-	564
Reserves and accruals	728	849
	$4,752	$2,661

Deferred Tax Assets - noncurrent:
Deferred gain on sale of property,
plant and equipment	$1,765	$1,765
Unfunded pension liability	606	481
Depreciation	205	222
Amortization	1,051	773
Federal and state net operating loss
and credits carryforward	971	331
Restructuring expenses	199	-
Other accruals	1,379	1,123
Valuation allowances	(971)	(331)
	$5,205	$4,364

At the time of the Company’s acquisition of Galaxy Power Inc., that entity had a net operating loss carry forward of approximately $5.4 million.  The remaining net operating loss carry forward of approximately $0.6 million at December 31, 2007, arose principally from the non-qualified dispositions of stock options and was fully utilized during the year ended December 31, 2008.  The Company has set up a valuation allowance for losses for certain state and foreign tax credit carryforwards that it believes may not be realized.

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited.  Sales to third party customers commenced during the first quarter of 2006.  Sales consist of products manufactured in the PRC.  The MCO is not subject to Macao corporation income taxes.

9.   DEBT

Short-term debt

As of December 31, 2007, a $20 million line of credit was available to the Company to borrow.  The loan was collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  On April 30, 2008, the Company renewed its unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement during 2008 or 2007 and as a result, there was no balance outstanding as of December 31, 2008 or 2007.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  At December 31, 2008, the Company did not comply with the Fixed Charge Coverage Test covenant, as defined.  The Company is currently in the process of obtaining a waiver from its lender for the covenant violation.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of December 31, 2008 and 2007.  The line of credit expired on January 31, 2009 and was subsequently renewed on February 10, 2009.  Any borrowing on the line of credit will be guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

The Company recorded minimal interest expense during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recorded interest expense and other costs of $0.1 million and $0.1 million, respectively.  Included in interest expense for the year ended December 31, 2007 is the write-off of approximately $0.1 million of previously unamortized deferred financing charges in connection with a credit facility that has been superseded.

10.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007
Sales commissions	$1,598	$1,903
Subcontracting labor	2,939	1,723
Salaries, bonuses and
related benefits	2,834	4,082
Other	2,582	4,405
	$9,953	$12,113

See Note 18 for discussion and details associated with restructuring accruals.

11.           BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments.  The segments are geographic and consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2008	2007	2006
Net sales from unrelated
entities and country
of Company's domicile:
North America	$67,380	$78,091	$73,241
Asia	165,164	151,550	153,037
Europe	25,806	29,496	28,655
	$258,350	$259,137	$254,933

Net sales:
North America	$79,862	$90,939	$80,860
Asia	188,718	182,301	182,808
Europe	27,143	30,680	30,105
Less intergeographic
revenues	(37,373)	(44,783)	(38,840)
	$258,350	$259,137	$254,933

(Loss) Income from Operations:
North America	$(12,646)	$6,515	$2,658
Asia	1,202	17,488	19,622
Europe	695	1,509	838
	$(10,749)	$25,512	$23,118

Long Lived Assets:
North America	$16,205	$18,786
Asia	27,170	26,757
Europe	954	1,005
	$44,329	$46,548

Capital Expenditures:
North America	$948	$1,453	$2,823
Asia	5,758	7,069	6,783
Europe	181	196	227
	$6,887	$8,718	$9,833

Depreciation and Amortization
expense:
North America	$1,787	$1,841	$2,314
Asia	5,484	5,887	6,476
Europe	172	193	237
	$7,443	$7,921	$9,027

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

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC. Substantially all of the Company's manufacturing operations and approximately 48% of its identifiable assets are located in Asia.  Accordingly, events resulting from any change in the "Most Favored Nation" status granted to the PRC by the U.S., could have a material adverse effect on the Company.

The Company had sales to two customers in excess of ten percent of consolidated net sales in 2008.  The combined revenue from these two customers was $62.8 million during the year ended December 31, 2008, representing 24.3% of total sales.  In 2007 and 2006, there was one customer in excess of ten percent of consolidated net sales.  The amount and percentages of the Company's sales to this customer in each year was $40.3 million (15.6%) in 2007 and $42.2 million (16.5%) in 2006 and were derived primarily in Asia.   Management believes that the loss of either customer could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

The Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Asia related to the sale of facilities in Hong Kong and Macao during the year ended December 31, 2007.

12.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants.  The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums.  The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant.  Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market.  The expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $0.4 million, $0.5 million and $0.5 million, respectively. As of December 31, 2008, the plans owned 17,113 and 163,186 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary, in cash or Company stock.  The expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $0.4 million, $0.4 million and $0.4 million, respectively. As of December 31, 2008, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  Participants in the SERP are selected by the Compensation Committee of the Board of Directors.   The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company.  The Plan is unfunded.  Benefits under the SERP are payable from the general assets of the Company, but the Company has certain life insurance policies in effect on participants to partially cover the Company’s obligations under the Plan. The Plan also allows the Company to establish a grantor trust to provide for the payment of Plan benefits.  The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $0.7 million, $0.7 million and $0.7 million, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions (dollars in thousands):

December 31,	2008	2007	2006

Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,698	$4,728	$4,476
Service cost	293	313	325
Interest cost	303	282	243
Benefits paid	(75)	(75)	(131)
Actuarial losses (gains)	691	(550)	(185)
Minimum pension obligation and
unfunded pension liability	$5,910	$4,698	$4,728
Funded status of plan:
Under funded status	$(5,910)	$(4,698)
Unrecognized net loss	-	-
Unrecognized prior service costs	-	-
Accrued pension cost	$(5,910)	$(4,698)

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-	$-
Company contributions	75	75	131
Benefit paid	(75)	(75)	(131)
Fair value of plan assets, end of year	$-	$-	$-

Balance sheet amounts:
Minimum pension obligation and
unfunded pension liability	$5,910	$4,698
Accumulated other comprehensive loss	$(1,588)	$(1,154)

The components of SERP expense are as follows:

Year Ended December 31,	2008	2007	2006

Service cost	$293	$313	$325
Interest cost	303	282	243
Net amortization and deferral	133	146	161
Total SERP expense	$729	$741	$729

Assumption percentages:
Discount rate	6.00%	6.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The accumulated benefit obligation for the SERP was $4.6 million and $3.6 million as of December 31, 2008 and 2007, respectively.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, (“SFAS No. 158”).  This statement is effective for fiscal years ending after December 15, 2006 and is applicable for the Company’s SERP Plan.

The amount of net gain and prior service cost on a pretax basis included in Other Comprehensive Income was $0 and $0.1 million, respectively, during each of the years ended December 31, 2008 and 2007.  The estimated portion of net periodic gain and prior service cost that will be recognized as a component of net periodic benefit cost over the next fiscal year is $0 and $0.1  million, respectively.  The Company expects to contribute $0.1 million to the SERP in 2009.

The Company had no net transition assets or obligations recognized as an adjustment to Other Comprehensive Income and does not anticipate any plan assets being returned to the Company during 2009, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2009	$75
2010	128
2011	72
2012	72
2013	140
2014 - 2018	1,318

13.  SHARE-BASED COMPENSATION

The Company records compensation expense in its Consolidated Statements of Operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) “Share-Based Payment”.  The aggregate pretax compensation cost recognized for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company did not use any cash to settle any equity instruments granted under share based arrangements during the years ended December 31, 2008,  2007 and 2006.

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

No incentive stock options were granted in 2008, 2007 or 2006.  Expected lives of options previously granted were estimated using the historical exercise behavior of employees.  Expected volatilities were based on implied volatilities from historical volatility of the Company’s stock.  The Company uses historical data to estimate employee forfeitures.  The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Information regarding the Company’s stock options for the year ended December 31, 2008 is as follows.  All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term	(in 000's)
Outstanding at January 1, 2008	70,000	$28.42
Exercised	(16,500)	18.89
Granted	-	-
Cancelled	(500)	18.89
Outstanding at December 31, 2008	53,000	$31.48	1.2 years	$-
Exercisable at December 31, 2008	38,000	$32.26	1.1 years	$-

During the years ended December 31, 2008, 2007 and 2006 the Company received $0.3 million, $1.5 million and $3.2 million from the exercise of stock options and realized tax benefits of approximately $0, $0.1 million and $0.3 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.9 million and $1.5 million, respectively.  Stock compensation expense applicable to stock options was minimal during the year ended December 31, 2008 and was approximately $0.1 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2008 and 2007 and changes during the year ended December 31, 2008 is presented below:

		Weighted-Average
		Grant-Date
Nonvested options	Options	Fair Value
Nonvested at December 31, 2007	33,500	$30.28

Granted	-	-
Vested	(18,500)	$30.92
Forfeited	-	$0.00

Nonvested at December 31, 2008	15,000	$29.50

At December 31, 2008 there was no unrecognized cost related to nonvested stock-based compensation arrangements under the Program.  The fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $1.6 million and $1.5 million, respectively.  There was no intrinsic value associated with the options that vested during 2008.  Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2008, 2007 and 2006, the Company issued 56,300, 74,200 and 21,600 class B common shares, respectively, under a restricted stock plan to various officers and employees.   The shares vest 25% after two years of employment with an additional 25% vesting in each of years three through five.  This resulted in pre-tax compensation expense of $1.5 million, $1.3 million and $1.1 million ($1.1 million, $0.9 million and $0.8 million, after tax benefit) for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2008	195,400	$35.31
Granted	56,300	$24.47
Vested	(36,850)	$21.67
Forfeited	(11,950)	$32.13
Outstanding at December 31, 2008	202,900	$32.58	3.06 years

As of December 31, 2008, there was $4.4 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.4 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and stock option exercises.  Currently the Company believes that substantially all restricted stock awards will vest.

14.  COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2008, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 521,747 Class A common shares at a cost of approximately $16.7 million.  No shares of Class B common stock were repurchased during the year ended December 31, 2007 and 361,714 shares of Class A common stock were repurchased principally from a related party during the year ended December 31, 2008 at a cost of $11.0 million.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment. Dividends paid during the years ended December 31, 2007 and 2008 were as follows:

	Dividend per Share		Total Dividend Payment (in 000’s)
	Class A	Class B	Class A	Class B
Year Ended December 31, 2007
February 1, 2007	$0.04	$0.05	$108	$451
May 1, 2007	0.04	0.05	108	452
August 1, 2007	0.04	0.05	107	453
November 1, 2007 (a)	0.06	0.07	157	637

Year Ended December 31, 2008
February 1, 2008	0.06	0.07	153	638
May 1, 2008	0.06	0.07	152	638
August 1, 2008	0.06	0.07	151	640
November 1, 2008	0.06	0.07	131	689

(a)  During July 2007 the Board of Directors of the Company authorized an increase in the dividends by $.02 per share per quarter for both Class A and B common shares effective with the November 2007 dividend payment

15.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2009	$2,001
2010	1,369
2011	910
2012	783
2013	443
Thereafter	44
$5,550

Rental expense was approximately $2.3 million, $2.0 million and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material, and as such, the Company may incur penalties if the order is cancelled.  At December 31, 2008, the Company has outstanding purchase orders related to the purchase of raw materials in the aggregate amount of $9.2 million.

Legal Proceedings

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007.  With respect to the Company, the plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking an unspecified amount of damages.  The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of Synqor’s patents.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  Plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo was seeking unspecified damages, which it claims should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during May 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. and Bel Power, Inc. v. Andrew Ferencz, Gregory Zvonar, Bernhard Schroter, EE2GO, Inc., Howard E. Kaepplein and William Ng, brought in the Superior Court of the Commonwealth of Massachusetts.  The Company was granted injunctive relief and was seeking damages against the former stockholders of Galaxy Power, Inc., key employees of Galaxy and a corporation formed by some or all of the individual defendants. The Company had alleged that the defendants violated their written non-competition, non-disclosure and non-solicitation agreements, diverted business and usurped substantial business opportunities with key customers, misappropriated confidential information and trade secrets, and harmed the Company's business.

In a related matter, the Company was a defendant in a lawsuit captioned Robert Chimielnski, P.C. on behalf of the stockholder representatives and the former stockholders of Galaxy Power, Inc. v. Bel Fuse Inc. et al. brought in the Superior Court of the Commonwealth of Massachusetts.  This complaint for damages and injunctive relief was based on an alleged breach of contract and other allegedly illegal acts in a corporate context arising out of the Company's objection to the release of nearly $2.0 million held in escrow under the terms of the stock purchase agreement between Galaxy and the Company.

The parties came to a mutual agreement to end these lawsuits, and the matters have been resolved. On December 18, 2008 the Suffolk Superior Court of the Commonwealth of Massachusetts entered a judgment that terminated all the litigation pursuant to the Stipulation of Dismissal that was filed December 17, 2008.

The Company is a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al, brought in Illinois Federal District Court. Plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.05 million;  payment of all  attorney  fees; and  marking of all  licensed ICM's with the  third  party's patent number. The Company expects this case to proceed to trial.  The Company was also a defendant in a lawsuit, captioned Regal Electronics, Inc. v. Bel Fuse Inc., brought in California Federal District Court. Plaintiff claimed that its patent covered certain of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-transferable license to the Company for an up front fee of $0.5 million plus a 6% royalty on future sales. The District Court has granted summary judgment in the Company's favor dismissing Regal Electronics' infringement claims, while at the same time dismissing the Company's invalidity counterclaim against Regal Electronics.  Regal has appealed the Court's rejection of its infringement claims to the U.S. Court of Appeals.  The case was heard on February 6, 2007 and the U.S. Court of Appeals upheld the District Court’s ruling in favor of the Company.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.  As of December 31, 2008, no amounts have been accrued in connection with these lawsuits, as the amounts are not determinable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are summarized below (dollars in thousands)

	2008	2007

Foreign currency translation adjustment	$1,746	$2,101
Unrealized holding gain (loss) on available-for-sale
securities under SFAS No. 115, net of
taxes of $23 and $(789) as of
December 31, 2008 and 2007	30	(1,291)
Unfunded SERP liability related to SFAS
No. 158, net of taxes of $(606) and $(483)
as of December 31, 2008 and 2007	(1,588)	(1,154)

Accumulated other comprehensive income (loss)	$188	$(344)

17.    RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  In August 2008, the Company repurchased 318,000 shares of its Class A common stock from GAMCO.  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 11.4% as of December 31, 2008.

18.    RESTRUCTURING ACTIVITY

As part of the Company’s planning of various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, the Company announced on July 31, 2008 that it would cease manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts.  The Company ceased all manufacturing operations in this facility as of December 31, 2008.  The costs associated with this closure are being accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  While the Company has decided to discontinue the manufacturing of its power products at the Westborough facility, the Company will continue its power product business with products manufactured primarily in Asia, and sold in all of the Company’s regions.  Restructuring and other related expenses incurred during the year ended December 31, 2008 impacting the operating profit of the Company’s North America operating segment consist of the following (dollars in thousands):

Year Ended
December 31, 2008
Severance and related benefits	$598
Costs associated with facility lease obligation	524
Restructuring charges	1,122
Impairment of property, plant and equipment	739
Inventory markdowns	355
$2,216

Severance and Related Benefits

On July 31, 2008, the Company committed to a plan to layoff approximately 50 associates as part of the Westborough facility closure.  Of the total $0.7 million cost of severance and related benefits, $0.6 million was incurred during 2008, and the remaining $0.1 million will be recorded during January 2009.  As of January 31, 2009, this portion of the restructuring plan was complete.  The 2008 charges are included within restructuring charges in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Impairment of Property, Plant and Equipment

During the fourth quarter of 2008, the Company evaluated the property, plant and equipment located in its the Westborough facility, which had an approximate carrying amount of $1.2 million at the time of the evaluation, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Of these fixed assets, $0.3 million is expected to either stay at the Westborough facility to be used in research and development or be transferred to Bel’s other existing facilities in Asia for use in production, and as such will continue to generate future cash flows; accordingly, the carrying amount of these assets was determined to be recoverable.

Upon cessation of manufacturing in December 2008, $0.9 million of assets were taken out of service.  Prior to year-end, $0.7 million of these assets were contracted to be sold to a local vendor for $0.2 million. The sale was completed in January 2009, resulting in a loss on disposition of $0.5 million.  As this arrangement was made prior to December 31, 2008, the carrying amount of these assets was reduced to its net realizable value of $0.2 million and the assets were classified as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2008.   As there is no potential buyer for the remaining $0.2 million of assets taken out of service, they will be disposed of and were written off as of December 31, 2008.  The reduction in net realizable value of the assets held for sale coupled with the writeoff of  fixed assets identified for disposal resulted in charges of $0.7 million for the impairment of property, plant and equipment noted in the table above and is included in Impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Lease Obligation Costs

The Company ceased all manufacturing operations within the Westborough facility as of December 31, 2008.  During the fourth quarter of 2008, a potential sublessee was identified for the Westborough facility space.  Pending finalization of a sublease, Bel intends to continue utilizing a portion of the office and lab space while the remainder of the facility is idle.  As of December 31, 2008, the Company has recorded restructuring charges of $0.5 million related to its Westborough lease obligation, representing lease payments due on the idle space prior to the anticipated sublease effective date, and incremental rent payments for which Bel would remain obligated during the sublease.  This 2008 charge is included within restructuring charges in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Inventory Markdowns

During the fourth quarter of 2008, the Company finalized its plans for the transfer, sale or ultimate disposition of its inventory on hand at its Westborough facility, which had an approximate carrying amount of $1.0 million at the time of determination.  Of this amount, $0.4 million will be transferred to Bel’s other existing facilities in Asia for use in production, and $0.2 million will be transferred to Bel’s Glen Rock, PA facility for eventual sale to customers. The Company recorded an additional reserve of $0.4 million related to a $0.2 million reduction in net realizable value of certain inventory items that will ultimately be used for research and development, and $0.2 million that will be scrapped.  This expense is included within Cost of Sales in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Activity and liability balances related to the restructuring charges for the year ended December 31, 2008 are as follows:

	Liability at	New	Cash Payments &	Liability at
	December 31, 2007	Charges	Other Settlements	December 31, 2008
Termination benefit charges	$-	$598	$(161)	$437
Facility lease obligation	-	524	-	524
	$-	$1,122	$(161)	$961

The Company has included the current portion of $0.6 million in accrued restructuring in the Consolidated Balance Sheet at December 31, 2008, and has classified the remaining $0.4 million of the liability related to the facility lease obligation as noncurrent.

CONDENSED SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands, except per share data)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008 (a)

Net sales	$60,869	$72,454	$66,964	$58,063	$258,350

Cost of sales	49,638	59,317	56,337	51,787	217,079

Net earnings (loss) (b)	2,167	1,811	1,946	(20,853)	(14,929)

Earnings (loss) per Class A common share:
Basic	$0.17	$0.14	$0.16	$(1.78)	$(1.28)
Diluted	$0.17	$0.14	$0.16	$(1.78)	$(1.28)

Earnings (loss) per Class B common share:
Basic	$0.19	$0.16	$0.17	$(1.85)	$(1.30)
Diluted	$0.19	$0.16	$0.17	$(1.85)	$(1.30)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007 (1)

Net sales	$61,807	$61,612	$66,379	$69,339	$259,137

Cost of sales	47,891	48,599	52,288	54,229	203,007

Net earnings	4,009	6,158	5,914	10,255	26,336

Earnings per Class A common share:
Basic	$0.32	$0.49	$0.47	$0.83	$2.11
Diluted	$0.32	$0.49	$0.47	$0.83	$2.11

Earnings per Class B common share:
Basic	$0.34	$0.52	$0.50	$0.88	$2.25
Diluted	$0.34	$0.52	$0.50	$0.88	$2.24

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)
Net earnings (loss) for the quarter ended December 31, 2008 includes a goodwill impairment charge of $14.1 million related to the Company’s North America operating segment and charges related to the closure of the Westborough, Massachusetts facility of $1.4 million ($0.9 million after tax).

(c)
Net earnings (loss) for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 include after tax other-than-temporary impairment charges related to the Company’s investments of $1.6 million, $0.9 million and $4.1 million, respectively.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

		Charged	Additions
	Balance at	to profit	Charged		Balance
	beginning	and loss	to other	Deductions	at close
Description	of period	or income	accounts (b)	(describe)(a)	of period

Year ended December 31, 2008
Allowance for doubtful
accounts	$977	$(191)	$(43)	$(83)	$660
Allowance for excess and
obsolete inventory	$3,266	$1,079	$(10)	$(284)	$4,051
Year ended December 31, 2007
Allowance for doubtful
accounts	$1,087	$(50)	$48	$(108)	$977
Allowance for excess and
obsolete inventory	$5,004	$(1,134)	$17	$(621)	$3,266
Year ended December 31, 2006
Allowance for doubtful
accounts	$1,107	$707	$109	$(836)	$1,087
Allowance for excess and
obsolete inventory	$5,017	$1,470	$(65)	$(1,418)	$5,004

(a) Write offs

(b) Includes foreign currency translation adjustments

S-1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2008, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and has expressed an unqualified opinion in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

           Not applicable.

Item 10.    Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.   Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.   Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)		Financial Statements

	1.	Financial statements filed as a part of this Annual Report on Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1 – F-2

		Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3 - F-4

		Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2008	F-5

		Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2008	F-6 - F-7

		Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2008	F-8 - F-10

		Notes to Consolidated Financial Statements	F- 11 - F-45

		Condensed Selected Quarterly Financial Data - Years Ended December 31, 2008 and 2007 (Unaudited)	F-46

	2.	Financial statement schedules filed as part of this report:

		Schedule II: Valuation and Qualifying Accounts	S-1

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

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

14.1	Bel Fuse Inc. Code of Ethics, adopted February 11, 2004. Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the year ended December 31, 2007.

Item 15.    Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K (continued)

Exhibit No.:

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of attorney (included on the signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  March 13, 2009

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief	March 13, 2009
Daniel Bernstein	Executive Officer and Director

/s/ Howard Bernstein	Director	March 13, 2009
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 13, 2009
Robert H. Simandl

/s/ Peter Gilbert	Director	March 13, 2009
Peter Gilbert

/s/ John Tweedy	Director	March 13, 2009
John Tweedy

/s/ John Johnson	Director	March 13, 2009
John Johnson

/s/ Avi Eden	Director	March 13, 2009
Avi Eden

/s/ Colin Dunn	Vice-President
Colin Dunn	Finance and Secretary	March 13, 2009