Form 10-Q
period 2009-03-31
BEL FUSE INC /NJ
filed 2009-05-11
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐  No      Not applicable to the registrant.

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
☐  Yes                      ☒  No

At May 8, 2009, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,355,843 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2009and December 31, 2008	2-3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	4

		Condensed Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2008 and the Three Months Ended March 31, 2009	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6-7

		Notes to Condensed Consolidated Financial Statements	8-21

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	34-35

Part II		Other Information

	Item 1.	Legal Proceedings	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 6.	Exhibits	37

	Signatures		38

PART I.             Financial Information

Item 1.             Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$90,918	$74,955
Marketable securities	13,759	13,735
Short-term investments	1,712	4,013
Accounts receivable - less allowance for doubtful accounts of $644 and $660 at March 31, 2009 and December 31, 2008, respectively	30,943	46,047
Inventories, net	38,420	46,524
Prepaid expenses and other current assets	1,485	859
Refundable income taxes	3,024	2,498
Assets held for sale	-	236
Deferred income taxes	5,048	4,752

Total Current Assets	185,309	193,619

Property, plant and equipment - net	38,699	39,936

Restricted cash	-	2,309
Long-term investments	1,911	1,062
Deferred income taxes	3,669	5,205
Intangible assets - net	810	926
Goodwill	14,204	14,334
Other assets	4,122	4,393

TOTAL ASSETS	$248,724	$261,784

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,773	$14,285
Accrued expenses	6,419	9,953
Accrued restructuring costs	153	555
Income taxes payable	3,998	4,054
Dividends payable	801	787
Total Current Liabilities	22,144	29,634

Long-term Liabilities:
Accrued restructuring costs	625	406
Deferred gain on sale of property	-	4,616
Liability for uncertain tax positions	3,477	3,445
Minimum pension obligation and unfunded pension liability	6,111	5,910
Total Long-term Liabilities	10,213	14,377

Total Liabilities	32,357	44,011

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,174,912 and 2,180,982 shares, respectively (net of 1,072,770 treasury shares)	217	218
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,359,693 and 9,369,893 shares, respectively (net of 3,218,310 treasury shares)	936	937
Additional paid-in capital	20,299	19,963
Retained earnings	196,497	196,467
Accumulated other comprehensive (loss) income	(1,582)	188
Total Stockholders' Equity	216,367	217,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,724	$261,784

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net Sales	$43,871	$60,869

Costs and expenses:
Cost of sales	38,211	49,638
Selling, general and administrative	7,653	8,933
Restructuring charge	413	-
Gain on sale of property, plant and equipment	(4,665)	-
	41,612	58,571

Income from operations	2,259	2,298

Other, net	8	-
Realized gain (loss/impairment charge) on investment	2	(280)
Interest income	181	913

Earnings before provision for income taxes	2,450	2,931
Income tax provision	1,634	764

Net earnings	$816	$2,167

Earnings per Class A common share
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

Weighted-average Class A common shares outstanding
Basic	2,176,156	2,532,408
Diluted	2,176,156	2,532,408

Earnings per Class B common share
Basic	$0.07	$0.19
Diluted	$0.07	$0.19

Weighted-average Class B common shares outstanding
Basic	9,362,115	9,306,940
Diluted	9,362,115	9,313,556

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
				Other	Class A	Class B	Additional
		Comprehensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	(Loss) Income	Earnings	Income (loss)	Stock	Stock	Capital

Balance, January 1, 2008	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				(37)		(10,965)
Currency translation adjustment	(355)	$(355)		(355)
Unrealized holding losses on marketable securities arising during the year, net of taxes	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding losses for impairment charge included in net loss, net of tax	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(131)		(131)
Cash dividends declared on Class B common stock	(655)		(655)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Currency translation adjustment	(524)	$(524)		(524)
Unrealized holding losses on marketable securities arising during the year, net of taxes	(1,246)	(1,246)		(1,246)
Stock-based compensation expense	426						426
Net earnings	816	816	816
Comprehensive loss		$(954)

Balance, March 31, 2009	$216,367		$196,497	$(1,582)	$217	$936	$20,299

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$816	$2,167
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,686	1,813
Stock-based compensation	426	254
Restructuring charges, net of cash payments	(183)
Gain on sale of property, plant and equipment	(4,665)	-
Realized (gain) loss/impairment charge on investment	(2)	280
Unrealized foreign exchange transaction losses (gains)	176	(139)
Other, net	496	157
Deferred income taxes	1,953	(248)
Changes in operating assets and liabilities	14,624	5,752

Net Cash Provided by Operating Activities	15,327	10,036

Cash flows from investing activities:
Purchase of property, plant and equipment	(410)	(1,659)
Purchase of intangible asset	-	(150)
Purchase of marketable securities	(2,033)	(10,124)
Proceeds from sale of property, plant and equipment	2,617	-
Redemption of investment	1,454	7,766

Net Cash Provided by (Used in) Investing Activities	1,628	(4,167)

See notes to condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from financing activities:
Proceeds from exercise of stock options	-	49
Dividends paid to common shareholders	(772)	(765)
Purchase and retirement of Class A common stock	(92)	(394)

Net Cash Used In Financing Activities	(864)	(1,110)

Effect of exchange rate changes on cash	(128)	240

Net Increase in Cash and Cash Equivalents	15,963	4,999

Cash and Cash Equivalents - beginning of period	74,955	83,875

Cash and Cash Equivalents - end of period	$90,918	$88,874

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$14,862	$9,988
Decrease (increase) in inventories	7,938	(3,234)
Increase in prepaid expenses and other current assets	(634)	(453)
Increase in other assets	(6)	(161)
(Decrease) increase in accounts payable	(3,464)	981
Decrease in accrued expenses	(3,496)	(2,288)
(Decrease) increase in income taxes payable	(576)	919

	$14,624	$5,752

Supplementary information:
Cash paid during the period for income taxes	$207	$137

See notes to condensed consolidated financial statements.

  BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2009, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2009 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2008.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. During the three months ended March 31, 2008, potential common shares used in computing diluted earnings per share relate to stock options for Class B common shares which, if exercised, would have a dilutive effect on earnings per share.  There were no stock options outstanding during the three months ended March 31, 2009 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net earnings	$816	$2,167
Less Dividends:
Class A	131	158
Class B	655	637
Undistributed earnings	$30	$1,372

Undistributed earnings allocation - basic:
Class A undistributed earnings	5	282
Class B undistributed earnings	25	1,090
Total undistributed earnings	$30	$1,372

Undistributed earnings allocation - diluted:
Class A undistributed earnings	5	282
Class B undistributed earnings	25	1,090
Total undistributed earnings	$30	$1,372

Net earnings allocation - basic:
Class A allocated earnings	136	440
Class B allocated earnings	680	1,727
Net earnings	$816	$2,167

Net earnings allocation - diluted:
Class A allocated earnings	136	440
Class B allocated earnings	680	1,727
Net earnings	$816	$2,167

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,176,156	2,532,408

Class B - basic	9,362,115	9,306,940
Dilutive impact of stock options	-	6,616
Class B - diluted	9,362,115	9,313,556

Earnings per share:
Class A - basic	$0.06	$0.17
Class A - diluted	$0.06	$0.17

Class B - basic	$0.07	$0.19
Class B - diluted	$0.07	$0.19

During the three months ended March 31, 2009 and 2008, 53,000 outstanding options were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

3.	MARKETABLE SECURITIES

At March 31, 2009 and December 31, 2008, marketable securities with an original cost of approximately $24.6 million and $22.6 million had a carrying value of $13.8 million and $13.7 million, respectively.  During the three months ended March 31, 2008, the Company recorded realized losses/impairment charges on its investments in the amount of $0.3 million.  At March 31, 2009 and December 31, 2008, respectively, gross unrealized (losses) gains on other marketable securities of approximately ($2.0) million and $0.1 million are included, net of tax, in accumulated other comprehensive (loss) income.

Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At March 31, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of March 31, 2009, the Company has received total cash redemptions to date of $20.3 million (including $1.5 million during the three months ended March 31, 2009) at a weighted-average net asset value (NAV) of $.9547 per unit.  As of March 31, 2009, the Company holds 4.4 million units with a book value of $3.6 million and a fair market value of $3.7 million.  The information and the markets relating to these investments remain dynamic.  There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of March 31, 2009, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko.  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $125.3 million as of March 31, 2009.   These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”.  At March 31, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million, and a fair market value of $2.4 million and $2.1 million, respectively.  The gross unrealized gain of $0.3 million and $0.1 million at March 31, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income (loss).

Power-One, Inc. (“Power-One”):

As of March 31, 2009, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  At March 31, 2009, this investment had an adjusted basis of $8.7 million ($1.19 per share) and a fair market value of $6.5 million ($0.88 per share).  At December 31, 2008, the basis of this stock was adjusted to the fair market value of $8.7 million, as it was determined that an other-than-temporary impairment existed.  The gross unrealized loss at March 31, 2009 of $2.3 million is included, net of income tax, in accumulated other comprehensive income (loss) in stockholders’ equity.   Subsequent to March 31, 2009, the Power-One stock price recovered to levels in excess of the Company’s carrying value of this investment and, as a result, this investment was not other-than-temporarily impaired as of March 31, 2009.

CDARS:

During 2008, the Company invested a total of $4.9 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days and, accordingly, were considered to be a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  As these CDs were renewed in January 2009 for a period of 13 weeks, they have been classified as marketable securities in the condensed consolidated balance sheet at March 31, 2009.

4.	FAIR VALUE MEASUREMENT

The Company adopted SFAS No. 157 “Fair Value Measurements”, as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-1, FSP 157-2, and FSP 157-3 (collectively referred to as SFAS No. 157), on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS No. 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

In accordance with the provisions of SFAS No. 157, which clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in Toko stock, Power-One stock and CDARS (categorized as available-for-sale securities). The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2009.

The following table sets forth by level, within SFAS 157’s fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2009 (dollars in thousands).

		Assets at Fair Value as of March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$13,759	$13,759	-	-

Total	$13,759	$13,759	-	-

The following table sets forth by level, within SFAS 157’s fair value hierarchy, the Company’s financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2009 (dollars in thousands).  These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below).  The fair value of these investments is determined based on significant other observable inputs and is categorized as Level 2 (dollars in thousands).

		Assets at Fair Value as of March 31, 2009			Total Gains
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2009

Other investments	$3,653	-	$3,653	-	$2

Total	$3,653	-	$3,653	-	$2

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2009 and the Company did not have any financial liabilities as of March 31, 2009.

Nonfinancial assets and liabilities accounted for at fair value on a nonrecurring basis include items such as goodwill and long-lived assets that are measured at fair value to test for and measure an impairment charge, when necessary.  There were no triggering events during the first quarter of 2009 which warranted an impairment test on the Company’s goodwill or long-lived assets.

5.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s supplemental retirement plan obligations, which amounted to $6.1 million at March 31, 2009. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors, and the Company can designate them to another purpose at any time.  The fair market value of the COLI of $3.6 million and $3.8 million as of March 31, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.  During the first quarter of 2009, significant declines in global equity markets had a significant effect in reducing the cash surrender value and as a result, the Company recorded a $0.3 million charge to account for the reduction in cash surrender value.  This charge was allocated between cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

6.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$21,858	$25,527
Work in progress	1,551	1,650
Finished goods	15,011	19,347
	$38,420	$46,524

Inventories are shown net of an allowance for excess and obsolete inventory of $3.6 million and $4.1 million as of March 31, 2009 and December 31, 2008, respectively.

7.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments.  The segments are geographic and include North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total segment revenues
North America	$11,306	$22,991
Asia	33,798	42,139
Europe	5,040	6,786
Total segment revenues	50,144	71,916
Reconciling items:
Intersegment revenues	(6,273)	(11,047)
Net sales	$43,871	$60,869

Income (loss) from Operations:
North America	$2,570	$1,097
Asia	(192)	841
Europe	(119)	360
	$2,259	$2,298

8.	DEBT

Short-term debt

The Company has an unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011.  There have not been any borrowings under the credit agreement and, as such, there was no balance outstanding as of March 31, 2009.  At that date, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of March 31, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009.  Any borrowing on the line of credit will be guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the bank as the financing is extended.

9.	INCOME TAXES

In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, as of March 31, 2009 and December 31, 2008, the Company has approximately $7.4 million and $7.3 million, respectively, of liabilities for uncertain tax positions ($3.9 million and $3.9 million, respectively, included in income tax payable and $3.5 million and $3.4 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005 and for state examinations before 2004.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2002 in the Far East and generally 2004 in Europe.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2009.   A total of $3.9 million of previously recorded liabilities for uncertain tax positions relates to the 2005 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2009.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2009 and 2008, the Company recognized an immaterial amount and approximately $0.1 million, respectively, in interest and penalties in the Condensed Consolidated Statements of Operations.  The Company has approximately $1.6 million and $1.6 million accrued for the payment of interest and penalties at March 31, 2009 and December 31, 2008, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Condensed Consolidated Balance Sheets.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Sales commissions	$1,150	$1,598
Contract labor	1,429	2,939
Salaries, bonuses and related benefits	1,920	2,834
Other	1,920	2,582
	$6,419	$9,953

See Note 19 for discussion and details associated with restructuring accruals.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(K) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants.  The expense for the three months ended March 31, 2009 and 2008 amounted to approximately $0.1 million and $0.1 million, respectively. As of March 31, 2009, the plans owned 17,113 and 167,853 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2009 and 2008 amounted to approximately $0.1 million for both periods.  As of March 31, 2009, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$96	$73
Interest cost	88	76
Amortization of adjustments	37	33
Total SERP expense	$221	$182

	March 31,	December 31,
	2009	2008
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$6,111	$5,910
Accumulated other comprehensive (loss) income	(1,588)	(1,588)

12.	SHARE-BASED COMPENSATION

The Company records compensation expense in its Condensed Consolidated Statements of Operations related to employee stock-based options and awards in accordance with SFAS No. 123(R) “Share-Based Payment”.  The aggregate pretax compensation cost recognized in net earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2009 and 2008.  The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the three months ended March 31, 2009 and 2008.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  No stock options were granted during the three months ended March 31, 2009 and 2008.

Information regarding the Company’s stock options for the three months ended March 31, 2009 is as follows.  All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2009	53,000	$31.48
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2009	53,000	$31.48	1.0 years	$-
Exercisable at March 31, 2009	38,000	$32.26	0.9 years	$-

No stock options were exercised during the three months ended March 31, 2009.  During the three months ended March 31, 2008, a nominal amount of stock options were exercised and, as a result, the amount received from the exercise of stock options and the associated intrinsic value and tax benefits related to these exercises were minimal. Stock compensation expense applicable to stock options was minimal for the three months ended March 31, 2009 and 2008.

A summary of the status of the Company's unvested stock options as of December 31, 2008 and changes during the three months ended March 31, 2009 is presented below:

		Weighted-Average
		Grant-Date
Unvested Stock Options	Shares	Fair Value

Unvested at December 31, 2008	15,000	$29.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2009	15,000	$29.50

At March 31, 2009, the Company has recognized all costs related to unvested stock options arrangements under the Program.  Currently, the Company believes that substantially all options will vest.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key associates.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded vest in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. No common stock awards were granted by the Company during the three months ended March 31, 2009 or 2008.  In connection with awards granted in prior years, the Company recorded pre-tax compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of January 1, 2009 and for the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2009	202,900	$32.58	3.06 years
Granted	-	-
Vested	-	-
Forfeited	(10,200)	29.14
Outstanding at March 31, 2009	192,700	$32.76	2.78 years

As of March 31, 2009, there was $3.9 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.1 years.  The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.  In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

13.	COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of March 31, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the three months ended March 31, 2009 and 6,070 shares of Class A common stock were repurchased during the three months ended March 31, 2009 at a cost of $0.1 million.

As of March 31, 2009, to the Company’s knowledge, there were two shareholders of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of March 31, 2009, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of March 31, 2009, to the Company’s knowledge, these shareholders owned 17.0% and 12.1%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. On February 1, 2009, the Company paid a $0.07 per share dividend to all shareholders of record of Class B Common Stock in the total amount of $0.6 million and a $0.06 per share dividend to all shareholders of record of Class A Common Stock in the total amount of $0.2 million.

14.	COMPREHENSIVE INCOME

Comprehensive (loss) income for the three months ended March 31, 2009 and 2008 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net earnings	$816	$2,167
Currency translation adjustment	(524)	719
(Decrease) increase in unrealized gain on marketable securities - net of taxes	(1,246)	2,894

Comprehensive (loss) income	$(954)	$5,780

The components of accumulated other comprehensive (loss) income as of March 31, 2009 and December 31, 2008 are summarized below (dollars in thousands):

	March 31,	December 31,
	2009	2008

Foreign currency translation adjustment	$1,222	$1,746
Unrealized holding loss on available-for-sale securities under SFAS No. 115, net of taxes of ($740) and $23 as of March 31, 2009 and December 31, 2008	(1,216)	30
Unfunded SERP liability, net of taxes of ($606) as of March 31, 2009 and December 31, 2008	(1,588)	(1,588)

Accumulated other comprehensive (loss) income	$(1,582)	$188

15.	SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.

16.	NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS No. 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

17.	LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s 2008 Annual Report on Form 10-K for the details of all of Bel’s pending lawsuits.  There were no material developments related to any of the Company’s lawsuits since the filing of the Company’s 2008 Annual Report on Form 10-K.

18.	RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 12.1%.  However, as discussed in Note 13, GAMCO’s voting rights are currently suspended.

19.	RESTRUCTURING ACTIVITY

The Company ceased all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts as of December 31, 2008.  The costs associated with this closure are being accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  The Company incurred $0.4 million of restructuring charges during the three months ended March 31, 2009, including $0.1 million related to severance and related benefits. The Company has been unable to sublease the facility in Westborough, Massachusetts and in light of the current real estate market, it is not anticipated that a sublease can be reasonably obtained for this facility.  As a result, the Company has recorded an additional charge of $0.3 million related to its facility lease obligation during the three months ended March 31, 2009.  These charges impacted the operating profit of the Company’s North America operating segment.

Activity and liability balances related to the restructuring charges for the three months ended March 31, 2009 are as follows:

	Liability at	New	Cash Payments &	Liability at
	December 31, 2008	Charges	Other Settlements	March 31, 2009
Termination benefit charges	$437	$121	$(558)	$-
Facility lease obligation	524	292	(38)	778
	$961	$413	$(596)	$778

The Company has included the current portion of $0.2 million in accrued restructuring in the Condensed Consolidated Balance Sheet at March 31, 2009, and has classified the remaining $0.6 million of the liability related to the facility lease obligation as noncurrent.

20.	SUBSEQUENT EVENT

In April 2009, as part of the quarter-end review, the Company's internal accounting personnel identified a questionable entry in the Company's stock option exercise records. After questioning by management, a Company employee (the "Employee") responsible for certain aspects of the Company's benefit plan administration admitted fabricating certain Company records for his own benefit in order to enable him to exercise stock options that had not been granted to him by the Company's Compensation Committee. The Company's management immediately terminated the employment of the Employee and reported the matter to the Company's Audit Committee and external auditors. The Audit Committee, in turn, directed internal accounting personnel to investigate this matter and directed counsel to engage a forensic accounting firm to supplement the Company's internal review.

The Company's internal review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 28,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated. The fair value of these 28,000 shares at the times of issuance approximated $0.8 million. Option exercises covering an additional 3,500 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. The Employee has returned 24,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight year period, the Employee made paper entries to artificially increase the balance in his 401(k) account by a total of $44,300. The Employee has not withdrawn any funds in his 401(k) account. Accordingly, the Company intends to recoup such $44,300 directly from the Employee's 401(k) account.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not withdrawn any funds in his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee's profit-sharing account.

The review by the Company's internal accounting personnel is substantially complete. The Company's forensic accounting firm is in the process of performing an email search designed to ascertain whether there is any evidence that the Employee's actions extended beyond his own personal accounts or whether other employees were directly involved in such actions. To date, the Company has not discovered any evidence that suggests that the fraudulent practices identified pursuant to the internal investigation extended beyond the Employee's personal accounts or directly involved Company personnel other than the Employee.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the three months ended March 31, 2009, 67% of the Company’s revenues were derived from Asia, 23% from North America and 10% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 45% of the Company’s total net sales for the three months ended March 31, 2009.  These sales are primarily driven by working closely with the Company’s customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.  The remaining revenues related to sales of the Company’s modules products (33%), interconnect products (17%) and circuit protection products (5%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent third party contractors in Asia.  Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures finished goods at its own manufacturing facilities in Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico, and the Czech Republic.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s first quarter 2009 and future results include the following:

•
Increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, volatility in interest rates, investment returns, energy prices and other elements that impact commercial and end-user consumer spending are creating a highly challenging environment for Bel and its customers.

•	These weakening economic conditions have resulted in reductions in capital expenditures by end-user consumers of our products, resulting in a decreased backlog of orders in 2009.

•	With the overall reduction in demand in our industry, competition will continue to increase. As a result, Bel is being faced with pricing pressures, which will impact Bel’s future profit margins.

•
Commodity prices, especially those pertaining to gold and copper, have been highly volatile.  Fluctuations in these prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on our profit margins.

•
The costs of labor, particularly in the People’s Republic of China where several of Bel’s factories are located, have risen significantly as a result of government mandates for new minimum wage and overtime requirements (effective April 2008).  These higher labor rates will continue to have a negative impact on Bel’s profit margins.

•	The global nature of Bel’s business exposes Bel to earnings volatility resulting from exchange rate fluctuations.

These factors are expected to continue into the foreseeable future.  With reduced demand for Bel’s products, coupled with maintaining competitive pricing and the challenge of curbing internal costs, the Company anticipates that its results of operations for the remainder of 2009 will be materially adversely affected by the continuing economic crisis.

 First Quarter 2009 Results

The current market conditions have impacted the Company considerably during the three months ended March 31, 2009.

•
Net Sales.  The Company’s sales decreased by $17.0 million or 27.9% during the three months ended March 31, 2009 as compared to the same period of 2008, primarily due to a reduction in demand across all product lines related to weakening global economic conditions.

•
Income from Operations.  During the three months ended March 31, 2009, the Company recorded a gain on sale of property in the amount of $4.6 million, which is included in income from operations.  Excluding this gain, income from operations for the three months ended March 31, 2008 of $2.3 million decreased by $4.7 million to a loss from operations of $2.4 million for the three months ended March 31, 2009.  The exclusion of such gain results in a Non-GAAP Financial Measure, which is presented in order to assist the reader in comparing income from operations from one quarter to another quarter.  The decrease in income from operations after excluding such gain is primarily attributable to the following:

▪
Rising Bill of Material Costs.  Bel continues to increase its sales volume of a particular product line within the modules group in which a larger percentage of the final product is comprised of purchased components.  In addition, sales revenue in other product lines has decreased, thereby increasing the proportion of total sales represented by this product line, and reducing gross margins.

▪
Restructuring Charges.  The Company ceased manufacturing at its Bel Power manufacturing facility in Westborough, Massachusetts as of December 31, 2008.  Related to this closure, the Company incurred severance costs of $0.1 million and costs associated with its facility lease obligation of $0.3 million during the three months ended March 31, 2009.

▪
Reduced Labor Costs.  The Company experienced a significant increase in customer demand after the Lunar New Year in early February 2008, leading to large number of new workers being hired and the associated training costs, production inefficiencies and excessive overtime.  Due to reduced demand in the first quarter of 2009, additional workforce was not needed.

▪
Reduction in Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses were $1.3 million lower during the first quarter of 2009 as compared to the same period of 2008.  This reduction was primarily due to lower commissions from the reduced sales volume, administrative headcount reductions and travel restrictions put in place during the first quarter of 2009.

•
Net Earnings.  The Company’s net earnings decreased significantly from $2.2 million for the three months ended March 31, 2008 to $0.8 million for the three months ended March 31, 2009.  In addition to the factors impacting income from operations discussed above, the following non-operating factors impacted the first quarter 2009 net earnings:

▪
Reduced Interest Rates.  Interest income decreased from $0.9 million during the first quarter of 2008 to $0.2 million during the first quarter of 2009 as a result of significantly lower interest rates earned on invested balances during the first quarter of 2009.

▪	Income tax expense of $1.7 million was recognized, related to the gain on sale of property described above.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2009	2008

Net sales	100.0%	100.0%
Cost of sales	87.1	81.5
Selling, general and administrative expenses	17.4	14.7
Restructuring charge	0.9	-
Gain on sale of property, plant and equipment	(10.6)	-
Realized gain (loss/impairment charge) on investment	-	(0.5)
Interest income	0.4	1.5
Earnings before provision for income taxes	5.6	4.8
Income tax provision	3.7	1.3
Net earnings	1.9	3.6

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from
	Prior Period
	Three Months Ended
	March 31, 2009
	Compared with
	Three Months Ended
	March 31, 2008

Net sales	(27.9	) %

Cost of sales	(23.0)

Selling, general and administrative expenses	(14.3)

Net earnings	(62.3)

THREE MONTHS ENDED MARCH 31, 2009 VERSUS
THREE MONTHS ENDED MARCH 31, 2008

Sales

Net sales decreased 27.9% from $60.9 million during the three months ended March 31, 2008 to $43.9 million during the three months ended March 31, 2009. The Company attributes the decrease to a reduction in demand across all major product groups as a result of the weakening economic conditions.

The significant components of the Company's revenues for the three months ended March 31, 2009 were magnetic products of $20.0 million (as compared with $25.0 million during the three months ended March 31, 2008), interconnect products of $7.4 million (as compared with $12.0 million during the three months ended March 31, 2008), module products of $14.4 million (as compared with $19.9 million during the three months ended March 31, 2008), and circuit protection products of $2.1 million (as compared with $4.0 million during the three months ended March 31, 2008).

Cost of Sales

Cost of sales as a percentage of net sales increased from 81.5% during the three months ended March 31, 2008 to 87.1% during the three months ended March 31, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
Material costs as a percentage of sales have increased from 53.3% during the three months ended March 31, 2008 to 57.0% during the three months ended March 31, 2009.  Sales of a particular product line within the modules group have increased to 15% of total sales for the three months ended March 31, 2009 as compared to 11% of total sales in the same period in 2008.  Much of this increase was due to revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins as a larger percentage of the final product is comprised of purchased components.  As these sales continue to increase as a percentage of total sales, the Company’s average gross profit percentage will likely decrease.

♦
Included in cost of sales are research and development expenses of $2.2 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.   The increase in research and development expenses during the first quarter of 2009 was primarily related to Bel’s power products and new integrated connector modules.

♦
While other fixed costs within cost of sales, such as support labor and depreciation and amortization, have decreased in dollar amount during the first quarter of 2009 as compared to 2008, as a percentage of sales these costs have increased due to the lower sales volume in 2009.

♦
As an offsetting factor, the Company experienced a reduction in labor costs during the three months ended March 31, 2009 (8.5% of sales as compared to 10.3% of sales for the three months ended March 31, 2008).  A significant increase in customer demand after the Lunar New Year in February 2008 resulted in the hiring of approximately 5,000 new workers, which resulted in training expenses, production inefficiencies and excessive overtime.  With lower customer demand in 2009, additional manpower was not needed after Lunar New Year and Bel has effectively eliminated overtime costs.  In addition, the Company continues to transition the labor intensive assembly operations to lower cost regions of the PRC.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 14.7% during the three months ended March 31, 2008 to 17.4% during the three months ended March 31, 2009.  While the percentage of sales increased from last year, the dollar amount of selling, general and administrative expense for the three months ended March 31, 2009 was $1.3 million lower as compared to the same period of 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $0.7 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $0.2 million, as management implemented travel restrictions during the first quarter of 2009.
♦	General and administrative salaries decreased by $0.4 million as compared to the first quarter of 2008 as a result of headcount reductions in Westborough, Massachusetts, Germany and Asia.
♦	Other reductions in SG&A of $0.2 million included reduced legal and professional fees, lower bad debt expense and other factors that were not individually significant.
♦	As an offsetting factor, the Company recorded a $0.2 million charge during the first quarter of 2009 to account for the reduction in fair market value of its COLI.

Restructuring Charge

In connection with the closing of the Company’s Westborough, Massachusetts facility in December 2008, the Company incurred $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the three months ended March 31, 2009. See “Liquidity and Capital Resources” for further information on the restructuring charges.

Sale of Property, Plant and Equipment

During the three months ended March 31, 2009, the Company realized the above-mentioned gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Realized Loss/Impairment Charge on Investment

During the three months ended March 31, 2008, the Company recorded realized losses and an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio.  See “Liquidity and Capital Resources” for further information.  The Company did not record any impairment charges during the three months ended March 31, 2009.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.7 million during the three months ended March 31, 2009, as compared to the comparable period in 2008. The decrease is due primarily to significantly lower interest rates on invested balances during the three months ended March 31, 2009 as compared to 2008.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2009 was $1.6 million compared to $0.8 million for the three months ended March 31, 2008.  The Company's earnings before income taxes for the three months ended March 31, 2009 are approximately $0.5 million lower than the same period in 2008.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 66.7% and 26.1% for the three months ended March 31, 2009 and March 31, 2008, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The increase in the effective tax rate during the three months ended March 31, 2009 is attributable to increased earnings in North America and losses in the Far East with minimal tax benefit as compared to the three months ended March 31, 2008.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi.  However, the Chinese Renminbi appreciated in value (approximately 4.8%) during the three months ended March 31, 2009 as compared with the same period of 2008.  Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars.    Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.1 million for the three months ended March 31, 2009 which were charged to expense.  Exchange gains recognized during the three months ended March 31, 2008 were minimal. Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation (losses) gains of ($0.5) million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively, which are included in accumulated other comprehensive (loss) income.  Any change in the linkage of the U.S. dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has an unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of March 31, 2009.  At that date, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at March 31, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15  of Notes to the Company's Consolidated Financial Statements in the Company's 2008 Annual Report on Form 10-K.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and, during the first quarter of 2009, the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.

 Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At March 31, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of March 31, 2009, the Company has received total cash redemptions to date of $20.3 million (including $1.5 million during the three months ended March 31, 2009) at a weighted-average net asset value (NAV) of $.9547 per unit.  As of March 31, 2009, the Company holds 4.4 million units with a book value of $3.6 million and a fair market value of $3.7 million.  The information and the markets relating to these investments remain dynamic.  There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of March 31, 2009, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko.  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $125.3 million as of March 31, 2009.   These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  At March 31, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million, and a fair market value of $2.4 million and $2.1 million, respectively.  The unrealized gain of $0.4 million and $0.1 million at March 31, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income (loss).

Power-One, Inc. (“Power-One”):

As of March 31, 2009, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  At March 31, 2009, this investment had an adjusted basis of $8.7 million ($1.19 per share) and a fair market value of $6.4 million ($0.88 per share).  The Company has recorded the related unrealized loss, net of income tax, of approximately $2.3 million in accumulated other comprehensive loss in stockholders’ equity.   Subsequent to March 31, 2009, the Power-One stock price recovered to levels in excess of the Company’s carrying value of this investment and, as a result, this investment was not other-than-temporarily impaired as of March 31, 2009.

CDARS:

During 2008, the Company invested a total of $4.9 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs have an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days and, accordingly, were considered to be a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  As these CDs were renewed in January 2009 for a period of 13 weeks, they have been classified as marketable securities in the condensed consolidated balance sheet at March 31, 2009.

Stock Repurchases

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of March 31, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the three months ended March 31, 2009 and 6,070 shares of Class A common stock were repurchased during the three months ended March 31, 2009 at a cost of $0.1 million.

Cash Flows

During the three months ended March 31, 2009, the Company's cash and cash equivalents increased by $16.0 million, reflecting approximately $15.3 million provided by operating activities, $1.5 million from the partial redemption of the Columbia Portfolio and $2.6 million of proceeds from the sale of property, plant and equipment, offset, in part, by $0.4 million for the purchase of property, plant and equipment, $0.1 million for the repurchase of the Company’s common stock, $2.0 million for the purchase of marketable securities and $0.8 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 55.2% and 53.0% of the Company's total assets at March 31, 2009 and December 31, 2008, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 8.4 to 1 and 6.5 to 1 at March 31, 2009 and December 31, 2008, respectively.

During the current worldwide financial downturn, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely.

In connection with the closure of the Company’s Westborough, Massachusetts facility in December 2008, the Company recorded restructuring charges of $0.4 million during the three months ended March 31, 2009 related to termination benefit charges and charges associated with its facility lease obligation.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value.  This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.    In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures related to the Company’s financial assets accounted for at fair value on a recurring or nonrecurring basis.  The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 “Business Combinations”.  This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  Under SFAS No. 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The Company has adopted SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company has adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

The Company’s investment in Power-One has been subject to market declines.  As of March 31, 2009, the pre-tax unrealized loss associated with this investment is $2.3 million.  If the per share fair market value of the Power-One stock were to decrease by $0.09 per share (10% of the March 31, 2009 Power-One stock price), this would result in an additional unrealized loss of $0.6 million.  The Company’s adjusted basis of this investment at March 31, 2009 is $1.19 per share.  While the fair market value of the Power-One stock was $0.88 per share at March 31, 2009, the stock price recovered substantially subsequent to quarter-end (to $1.24 per share as of April 29, 2009).  As a result of these factors, management believes that the investment in Power-One is not other-than-temporarily impaired as of March 31, 2009.

The Company’s investment in the Columbia Portfolio has also been sensitive to market volatility.  As of March 31, 2009, the Company owned 4.4 million units in the Columbia Portfolio with a fair market value of $3.7 million.  While the NAV associated with this investment has remained consistent over the three months ended March 31, 2009, the portfolio manager of this fund has extended the projected timeline of liquidations for approximately 9% of the original unit balance beyond 2009, noting that no reliable estimate of the schedule for redemption for that portion of the assets can be provided, including if it will occur in 2009 or 2010.  Most of the remaining securities in this category are comprised of securities that are in default, extremely impaired or have significantly extended weighted-average lives.  While the NAV at March 31, 2009 was $0.8336 per share, the Company cannot predict the NAV at which the remaining units will ultimately be redeemed.  If the NAV were to decline by $0.08 per unit (10% of the NAV at March 31, 2009), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $0.4 million.

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

 Item 4.   Controls and Procedures

a)
Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President - Finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  As part of the quarter-end review, the Company's internal accounting personnel identified a questionable entry in the Company's stock option exercise records. After questioning by management, a Company employee (the "Employee") responsible for certain aspects of the Company's benefit plan administration admitted fabricating certain Company records for his own benefit in order to enable him to exercise stock options that had not been granted to him by the Company's Compensation Committee. The Company's management immediately terminated the employment of the Employee and reported the matter to the Company's Audit Committee and external auditors. The Audit Committee, in turn, directed internal accounting personnel to investigate this matter and directed counsel to engage a forensic accounting firm to supplement the Company's internal review.

The Company's internal review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 28,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated. The fair value of these 28,000 shares at the times of issuance approximated $0.8 million. Option exercises covering an additional 3,500 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. The Employee has returned 24,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight year period, the Employee made paper entries to artificially increase the balance in his 401(k) account by a total of $44,300. The Employee has not withdrawn any funds in his 401(k) account. Accordingly, the Company intends to recoup such $44,300 directly from the Employee's 401(k) account.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not withdrawn any funds in his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee's profit-sharing account.

The review by the Company's internal accounting personnel is substantially complete. The Company's forensic accounting firm is in the process of performing an email search designed to ascertain whether there is any evidence that the Employee's actions extended beyond his own personal accounts or whether other employees were directly involved in such actions. To date, the Company has not discovered any evidence that suggests that the fraudulent practices identified pursuant to the internal investigation extended beyond the Employee's personal accounts or directly involved Company personnel other than the Employee.

Based upon the information discovered to date:

•	The Company does not believe that the Employee's actions have had or will have a material effect on the Company's consolidated financial statements.

•
The Audit Committee has directed the Company's internal audit staff to assess whether existing controls should be enhanced to assure that employees engaged in benefit plan administration do not have the ability to allocate employment benefits to themselves absent a third party approval.

•
Management will recommend to the Company's Compensation Committee that no stock options or restricted stock be granted by the Company until such time as the Audit Committee determines that enhanced controls have been implemented or are not necessary.

•
The Company's Chief Executive Officer and Vice President - Finance have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.)
Changes in internal controls over financial reporting:  There were no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     Other Information

Item 1.         Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s 2008 Annual Report on Form 10-K.  There were no material developments related to any of the Company’s lawsuits since the filing of the Company’s 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2009	4,448	$15.26	4,448	604,273
February 1 - February 29, 2009	1,622	14.83	1,622	602,651
March 1 - March 31, 2009	-	-	-	602,651

Total	6,070	$15.14	6,070	602,651

As of March 31, 2009, the Company had cumulatively purchased and retired 527,817 shares of the Company’s Class A Common Stock and 23,600 shares of the Company’s Class B Common Stock.  No shares of Class B common stock were repurchased during the three months ended March 31, 2009.

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

Dated: May 11, 2009

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