Form 10-Q
period 2009-06-30
BEL FUSE INC /NJ
filed 2009-08-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2009
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to ________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐  No      Not applicable to the registrant.

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
☐  Yes                      ☒  No

At August 10, 2009, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,326,043 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	2-3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2008 and the Six Months Ended June 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II	Other Information

Item 1.	Legal Proceedings	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 6.	Exhibits	42

Signatures		43

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$97,976	$74,955
Marketable securities	14,451	13,735
Short-term investments	2,345	4,013
Accounts receivable - less allowance for doubtful
accounts of $596 and $660 at June 30, 2009
and December 31, 2008, respectively	32,254	46,047
Inventories	31,619	46,524
Prepaid expenses and other current assets	1,514	859
Refundable income taxes	3,996	2,498
Assets held for sale	-	236
Deferred income taxes	2,830	4,752

Total Current Assets	186,985	193,619

Property, plant and equipment - net	37,960	39,936

Restricted cash	-	2,309
Long-term investments	807	1,062
Deferred income taxes	3,795	5,205
Intangible assets - net	694	926
Goodwill	14,359	14,334
Other assets	6,493	4,393

TOTAL ASSETS	$251,093	$261,784

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,848	$14,285
Accrued expenses	6,695	9,953
Accrued restructuring costs	154	555
Income taxes payable	3,985	4,054
Dividends payable	811	787
Total Current Liabilities	22,493	29,634

Long-term Liabilities:
Accrued restructuring costs	586	406
Deferred gain on sale of property	-	4,616
Liability for uncertain tax positions	3,509	3,445
Minimum pension obligation and unfunded pension liability	6,313	5,910
Total Long-term Liabilities	10,408	14,377

Total Liabilities	32,901	44,011

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000
shares; none issued	-	-
Class A common stock, par value $.10 per share -
authorized 10,000,000 shares; outstanding
2,174,912 and 2,180,982 shares, respectively
(net of 1,072,769 treasury shares)	217	218
Class B common stock, par value $.10 per share -
authorized 30,000,000 shares; outstanding
9,326,543 and 9,369,893 shares, respectively
(net of 3,218,307 treasury shares)	933	937
Additional paid-in capital	20,995	19,963
Retained earnings	194,443	196,467
Accumulated other comprehensive income	1,604	188
Total Stockholders' Equity	218,192	217,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$251,093	$261,784

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$44,934	$72,454	$88,805	$133,323

Costs and expenses:
Cost of sales	40,192	59,317	78,403	108,955
Selling, general and administrative	7,601	9,284	15,254	18,217
Restructuring charge	-	-	413	-
Loss (gain) on sale of property, plant and equipment	13	-	(4,652)	-
	47,806	68,601	89,418	127,172

(Loss) Income from operations	(2,872)	3,853	(613)	6,151

Other, net	1	(2)	9	(1)
Realized gain (loss/impairment charge) on investment	1,081	(2,352)	1,083	(2,633)
Interest income	126	605	307	1,518

(Loss) earnings before (benefit) provision for income taxes	(1,664)	2,104	786	5,035
Income tax (benefit) provision	(392)	293	1,242	1,057

Net (loss) earnings	$(1,272)	$1,811	$(456)	$3,978

(Loss) earnings per Class A common share
Basic	$(0.11)	$0.14	$(0.05)	$0.31
Diluted	$(0.11)	$0.14	$(0.05)	$0.31

Weighted-average Class A common shares outstanding
Basic	2,174,912	2,524,978	2,175,531	2,528,693
Diluted	2,174,912	2,524,978	2,175,531	2,528,693

(Loss) earnings per Class B common share
Basic	$(0.11)	$0.16	$(0.04)	$0.34
Diluted	$(0.11)	$0.16	$(0.04)	$0.34

Weighted-average Class B common shares outstanding
Basic	9,343,090	9,352,092	9,352,550	9,329,516
Diluted	9,343,090	9,352,609	9,352,550	9,333,082

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)

				Accumulated
				Other	Class A	Class B	Additional
		Comprehensive	Retained	Comprehensive	Common	Common	Paid-In
	Total	(Loss) Income	Earnings	Income	Stock	Stock	Capital

Balance, January 1, 2008	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				(37)		(10,965)
Currency translation adjustment	(355)	$(355)		(355)
Unrealized holding losses on marketable securities arising during the year, net of taxes	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding losses for impairment charge included in net earnings, net of tax	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(260)		(260)
Cash dividends declared on Class B common stock	(1,308)		(1,308)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Currency translation adjustment	13	$13		13
Unrealized holding gains on marketable securities arising during the period, net of taxes of $1,262	2,061	2,061		2,061
Reclassification adjustment of unrealized holding gains included in net earnings, net of taxes of $403	(658)	(658)		(658)
Reduction in APIC pool associated with tax deficiencies related to restricted stock awards	(87)						(87)
Unauthorized issuance of common stock	852						852
Return of unauthorized shares of common stock	(456)					(3)	(453)
Stock-based compensation expense	810						810
Net loss	(456)	(456)	(456)
Comprehensive income		$960

Balance, June 30, 2009	$218,192		$194,443	$1,604	$217	$933	$20,995

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(456)	$3,978
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	3,359	3,601
Stock-based compensation	810	668
Restructuring charges, net of cash payments	(221)
Excess tax benefits from share-based
payment arrangements	-	(40)
(Gain) loss on sale of property, plant and equipment	(4,652)	2
Realized (gain) loss/impairment charge on investment	(1,083)	2,633
Other, net	821	166
Deferred income taxes	2,335	(1,059)
Changes in operating assets and liabilities	19,825	(1,245)

Net Cash Provided by Operating Activities	20,738	8,704

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,122)	(3,144)
Purchase of intangible asset	-	(300)
Purchase of marketable securities	(5,629)	(12,524)
Proceeds from sale of marketable securities	4,680	-
Proceeds from sale of property, plant and equipment	2,554	2,290
Proceeds from cash surrender value of company-owned
life insurance	1,518	-
Redemption of investment	1,945	10,949

Net Cash Provided by (Used in) Investing Activities	3,946	(2,729)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities:
Proceeds from exercise of stock options	$-	$312
Dividends paid to common shareholders	(1,544)	(1,572)
Purchase and retirement of Class A common stock	(92)	(766)
Excess tax benefits from share-based
payment arrangements	-	40

Net Cash Used In Financing Activities	(1,636)	(1,986)

Effect of exchange rate changes on cash	(27)	262

Net Increase in Cash and Cash Equivalents	23,021	4,251

Cash and Cash Equivalents - beginning of period	74,955	83,875

Cash and Cash Equivalents - end of period	$97,976	$88,126

Changes in operating assets
and liabilities consist of:
Decrease in accounts receivable	$13,760	$907
Decrease (increase) in inventories	14,914	(6,990)
Increase in prepaid expenses and other current assets	(648)	(360)
Increase in other assets	(20)	(75)
(Decrease) increase in accounts payable	(3,441)	4,604
Decrease in accrued expenses	(3,249)	(313)
(Decrease) increase in income taxes payable	(1,491)	982

	$19,825	$(1,245)

Supplementary information:
Cash paid during the period for income taxes	$348	$854

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2009, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2009 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2008.

2.	(LOSS) EARNINGS PER SHARE

The Company utilizes the two-class method to report its (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. In periods in which a loss from continuing operations is presented, potential common shares are not included in the diluted loss per common share calculation, as they would be antidilutive.  During the three and six months ended June 30, 2008, potential common shares used in computing diluted (loss) earnings per share relate to stock options for Class B common shares which, if exercised, would have a dilutive effect on (loss) earnings per share.  There were no stock options outstanding during the three and six months ended June 30, 2009 which would have had a dilutive effect on (loss) earnings per share.

The (loss) earnings and weighted-average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net (loss) earnings	$(1,272)	$1,811	$(456)	$3,978
Less Dividends:
Class A	128	152	260	306
Class B	654	655	1,308	1,305
Undistributed (loss) earnings	$(2,054)	$1,004	$(2,024)	$2,367

Undistributed (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	(373)	205	(367)	486
Class B undistributed (loss) earnings	(1,681)	799	(1,657)	1,881
Total undistributed (loss) earnings	$(2,054)	$1,004	$(2,024)	$2,367

Undistributed (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	(373)	205	(367)	486
Class B undistributed (loss) earnings	(1,681)	799	(1,657)	1,881
Total undistributed (loss) earnings	$(2,054)	$1,004	$(2,024)	$2,367

Net (loss) earnings allocation - basic:
Class A allocated (loss) earnings	(245)	357	(107)	792
Class B allocated (loss) earnings	(1,027)	1,454	(349)	3,186
Net (loss) earnings	$(1,272)	$1,811	$(456)	$3,978

Net (loss) earnings allocation - diluted:
Class A allocated (loss) earnings	(245)	357	(107)	792
Class B allocated (loss) earnings	(1,027)	1,454	(349)	3,186
Net (loss) earnings	$(1,272)	$1,811	$(456)	$3,978

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,174,912	2,524,978	2,175,531	2,528,693

Class B - basic	9,343,090	9,352,092	9,352,550	9,329,516
Dilutive impact of stock options	-	517	-	3,566
Class B - diluted	9,343,090	9,352,609	9,352,550	9,333,082

(Loss) Earnings per share:
Class A - basic	$(0.11)	$0.14	$(0.05)	$0.31
Class A - diluted	$(0.11)	$0.14	$(0.05)	$0.31

Class B - basic	$(0.11)	$0.16	$(0.04)	$0.34
Class B - diluted	$(0.11)	$0.16	$(0.04)	$0.34

During the three and six months ended June 30, 2009 and 2008, 53,000 outstanding options were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

3.           MARKETABLE SECURITIES

At June 30, 2009 and December 31, 2008, marketable securities with an adjusted cost basis of approximately $12.2 million and $13.7 million had a fair market value of $14.5 million and $13.7 million, respectively.  During the three and six months ended June 30, 2009, the Company recorded realized gains on its investments in the amount of $1.1 million in each period.  During the three and six months ended June 30, 2008, the Company recorded realized losses/impairment charges on its investments in the amount of $2.4 million and $2.6 million, respectively.  At June 30, 2009 and December 31, 2008, respectively, gross unrealized gains on other marketable securities of approximately $2.3 million and $0.1 million are included, net of tax, in accumulated other comprehensive income.

Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At June 30, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of June 30, 2009, the Company has received total cash redemptions to date of $20.8 million (including $1.9 million during the six months ended June 30, 2009) at a weighted-average net asset value (NAV) of $.9523 per unit.  As of June 30, 2009, the Company holds 3.8 million units with a book value of $3.2 million and a fair market value of $3.3 million.  Due to the restrictions placed on these investments, the balance in the Columbia Portfolio as of June 30, 2009 is categorized as an other investment on the accompanying condensed consolidated balance sheet, allocated into short-term and long-term based on the projected redemption schedule as issued by the portfolio manager.  The information and the markets relating to these investments remain dynamic.  There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of June 30, 2009, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko.  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $162.2 million as of June 30, 2009.   These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”.  During the six months ended June 30, 2008, the Company recorded an impairment charge of $2.4 million related to this investment.  At June 30, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million at each date, and a fair market value of $3.1 million and $2.1 million, respectively.  The gross unrealized gain of $1.0 million and $0.1 million at June 30, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income.

Power-One, Inc. (“Power-One”):

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  During the second quarter of 2009, the Company sold 3,041,393 shares of its Power-One common stock at an aggregate fair market value of $4.7 million, resulting in a book gain of $1.1 million.  As of June 30, 2009, the Company owned 4,297,605 shares of Power-One common stock, representing, to the Company’s knowledge, 4.9% of Power-One’s outstanding common stock.  At June 30, 2009, this investment had an adjusted basis of $5.1 million ($1.19 per share) and a fair market value of $6.4 million ($1.49 per share).  The gross unrealized gain at June 30, 2009 of $1.3 million is included, net of income tax, in accumulated other comprehensive income in stockholders’ equity.

CDARS:

During 2008, the Company invested a total of $4.9 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs had an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days and, accordingly, were considered to be a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  These CDs were renewed in January 2009 for a period of 13 weeks.  The full $5.0 million investment (including interest) was renewed again in May 2009 for a period of 13 weeks.  These CDs have been classified as marketable securities in the condensed consolidated balance sheet at June 30, 2009.

4.   FAIR VALUE MEASUREMENT

The Company adopted SFAS No. 157, “Fair Value Measurements”, as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-1, FSP 157-2, and FSP 157-3 (collectively referred to as SFAS No. 157), on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS No. 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of June 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in Toko stock, Power-One stock and CDARS (categorized as available-for-sale securities). In addition, the Company holds certain investments in a Rabbi Trust which are intended to fund the Company’s SERP obligations.  These are also categorized as available-for-sale securities, and are included as other assets in the accompanying condensed consolidated balance sheet at June 30, 2009. The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the six months ended June 30, 2009.

The following table sets forth by level, within SFAS No. 157’s fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2009 (dollars in thousands).

		Assets at Fair Value as of June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
Marketable securities	$14,451	$14,451	-	-
Investments held in Rabbi Trust	3,553	3,553	-	-

Total	$18,004	$18,004	-	-

The following table sets forth by level, within SFAS No. 157’s fair value hierarchy, the Company’s financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2009 (dollars in thousands).  These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below).  The fair value of these investments is determined based on the net asset value as issued by the portfolio manager as of June 30, 2009.   The Company has categorized this as a significant other observable input (Level 2).

		Assets at Fair Value as of June 30, 2009 Using			Total Gains
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Other investments	$3,323	-	$3,323	-	$19	$21

Total	$3,323	-	$3,323	-	$19	$21

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2009 and the Company did not have any financial liabilities as of June 30, 2009.

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values.

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment charges upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  While the Company's actual revenue stream for the six months ended June 30, 2009 was lower than the financial projections utilized in the annual goodwill impairment analysis (performed in the fourth quarter of 2008), there are signs of improvement as the Company enters its third quarter.  The Company will continue to monitor its financial results as well as the overall economic conditions into the third quarter.  In the event the Company's projected cash flows do not rebound to adequate levels, the Company may perform an interim impairment test, which could lead to goodwill impairment charges in future periods.  We cannot predict at this time when, or if, there will be a triggering event in 2009 which would cause the Company to test for impairment on an interim basis.  In any event, the Company's annual impairment analysis will be performed in the fourth quarter of 2009.  The carrying value of the Company's goodwill was $14.4 million and $14.3 million at June 30, 2009 and December 31, 2008, respectively.

5.   OTHER ASSETS

In conjunction with the Company’s supplemental executive retirement plan (“SERP plan”), the Company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust to satisfy future obligations of the SERP plan.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s supplemental retirement plan (“SERP”) obligations, which amounted to $6.3 million at June 30, 2009. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The fair market value of the COLI at December 31, 2008 was $3.8 million.  During the second quarter of 2009, the Company surrendered certain of the policies within the COLI at a cash surrender value of $1.5 million and purchased an additional $0.3 million in new COLI policies.  During the first half of 2009, significant volatility in global equity markets had a significant effect on the cash surrender value and as a result, the Company recorded income to account for the increase in cash surrender value in the amount of $0.3 million and $0.1 million during the three and six months ended June 30, 2009, respectively.  This increase in cash surrender value was allocated between cost of sales and selling, general and administrative expenses on the condensed consolidated statements of operations for the six months ended June 30, 2009.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.  At June 30, 2009, the fair market value of the COLI was $2.4 million and is included in other assets in the accompanying condensed consolidated balance sheets.

Other Investments

During the second quarter of 2009, the Company invested $3.5 million in various marketable securities. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying condensed consolidated balance sheets.   These investments are classified as available for sale and the Company monitors these investments for impairment on an ongoing basis.  At June 30, 2009, the fair market value of these investments was $3.5 million.  There was an immaterial unrealized gain at June 30, 2009 which has been included in accumulated other comprehensive income.

6.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$20,735	$25,527
Work in progress	1,323	1,650
Finished goods	9,561	19,347
	$31,619	$46,524

Inventories are shown net of an allowance for excess and obsolete inventory of $3.1 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively.

7.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments.  The segments are geographic and include North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
Total segment revenues
North America	$12,585	$24,022	$23,891	$47,014
Asia	35,120	53,234	68,918	95,374
Europe	4,684	7,624	9,724	14,410
Total segment revenues	52,389	84,880	102,533	156,798
Reconciling items:
Intersegment revenues	(7,455)	(12,426)	(13,728)	(23,475)
Net sales	$44,934	$72,454	$88,805	$133,323

Income (loss) from Operations:
North America	$(215)	$1,647	$2,356	$2,745
Asia	(2,674)	1,464	(2,867)	2,304
Europe	17	742	(102)	1,102
	$(2,872)	$3,853	$(613)	$6,151

Net sales to external customers are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income from operations represents gross profit less operating expenses.

8.           DEBT

The Company has an unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011.  There have not been any borrowings under the credit agreement and, as such, there was no balance outstanding as of June 30, 2009.  At that date, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, it was noted that the Company was not in compliance with one of the covenants related to this credit agreement.  Upon further clarification of the covenant calculation received from the lender subsequent to that filing, this matter has been resolved and the Company is in compliance with its debt covenants as of June 30, 2009.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of June 30, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009.  Any borrowing on the line of credit will be guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the bank as the financing is extended.

9.           INCOME TAXES

In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, as of June 30, 2009 and December 31, 2008, the Company has approximately $7.4 million and $7.3 million, respectively, of liabilities for uncertain tax positions ($3.9 million and $3.9 million, respectively, included in income tax payable and $3.5 million and $3.4 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2009.   A total of $3.9 million of previously recorded liabilities for uncertain tax positions relates to the 2005 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2009.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2009 and 2008, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $1.6 million accrued for the payment of interest and penalties at both June 30, 2009 and December 31, 2008, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

10.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Sales commissions	$1,173	$1,598
Contract labor	1,530	2,939
Salaries, bonuses and related benefits	1,866	2,834
Other	2,126	2,582
	$6,695	$9,953

See Note 19 for discussion and details associated with restructuring accruals.

11.         RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(K) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide retirement benefits for plan participants.  The expense for the six months ended June 30, 2009 and 2008 amounted to approximately $0.2 million in each period. The expense for the three months ended June 30, 2009 and 2008 amounted to approximately $0.1 million in each period. As of June 30, 2009, the plans owned 17,086 and 168,378 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the six months ended June 30, 2009 and 2008 amounted to approximately $0.2 million in each period.  The expense for the three months ended June 30, 2009 and 2008 amounted to approximately $0.1 million in each period. As of June 30, 2009, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$96	$73	$192	$146
Interest cost	88	76	176	152
Amortization of adjustments	37	33	74	66
Total SERP expense	$221	$182	$442	$364

	June 30,	December 31,
	2009	2008
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$6,313	$5,910
Accumulated other comprehensive (loss) income	(1,588)	(1,588)

12.  SHARE-BASED COMPENSATION

The Company records compensation expense in its condensed consolidated statements of operations related to employee stock-based options and awards in accordance with SFAS No. 123(R), “Share-Based Payment”.  The aggregate pretax compensation cost recognized in net (loss) earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $0.8 million and $0.7 million, respectively, for the six months ended June 30, 2009 and 2008.  For the three months ended June 30, 2009 and 2008 the aggregate compensation cost recognized in net earnings amounted to $0.4 million in each period.  The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the six months ended June 30, 2009 and 2008.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  No stock options were granted during the six months ended June 30, 2009 and 2008.

Information regarding the Company’s stock options for the six months ended June 30, 2009 is as follows.  All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2009	53,000	$31.48
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	53,000	$31.48	0.74 years	$-
Exercisable at June 30, 2009	53,000	$31.48	0.74 years	$-

No stock options were exercised during the six months ended June 30, 2009.  During the six months ended June 30, 2008, a nominal amount of stock options were exercised and, as a result, the amount received from the exercise of stock options and the associated intrinsic value and tax benefits related to these exercises were minimal. Stock compensation expense applicable to stock options was minimal for the six months ended June 30, 2009 and 2008.

A summary of the status of the Company's unvested stock options as of December 31, 2008 and changes during the six months ended June 30, 2009 is presented below:

		Weighted-Average
		Grant-Date
Unvested Stock Options	Shares	Fair Value

Unvested at December 31, 2008	15,000	$29.50
Granted	-	-
Vested	(15,000)	29.50
Forfeited	-	-
Unvested at June 30, 2009	-	-

Restricted Stock Awards

The Company provides common stock awards to certain officers and key associates.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded vest in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. No common stock awards were granted by the Company during the six months ended June 30, 2009.  During the six months ended June 30, 2008, the Company issued 56,300 Class B common shares under a restricted stock plan to various employees.  In connection with awards granted in prior years, the Company recorded pre-tax compensation expense of $0.8 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively and $0.4 million for each of the three months ended June 30, 2009 and 2008.

A summary of the activity under the Restricted Stock Awards Plan as of January 1, 2009 and for the six months ended June 30, 2009 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2009	202,900	$32.58	3.06 years
Granted	-	-
Vested	(20,550)	35.52
Forfeited	(16,150)	30.80
Outstanding at June 30, 2009	166,200	$32.38	2.55 years

As of June 30, 2009, there was $3.4 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 3.9 years.  The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises.  In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS No. 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from disqualifying dispositions of incentive stock options and the vesting of restricted stock awards will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool and then to tax expense.  During the six months ended June 30, 2009, the Company recorded a $0.1 million reduction to the APIC pool associated with tax deficiencies related to restricted stock awards.

13.  COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of June 30, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the six months ended June 30, 2009 and 6,070 shares of Class A common stock were repurchased during the six months ended June 30, 2009 at a cost of $0.1 million.

As of June 30, 2009, to the Company’s knowledge, there were two shareholders of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of June 30, 2009, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of June 30, 2009, to the Company’s knowledge, these shareholders owned 17.0% and 14.3%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. Dividends paid during the six months ended June 30, 2009 and 2008 were as follows:

	Dividend per Share		Payment (in thousands)
	Class A	Class B	Class A	Class B
Six Months Ended June 30, 2009:
February 1, 2009	$0.06	$0.07	$130	$642
May 1, 2009	0.06	0.07	130	642

Six Months Ended June 30, 2008:
February 1, 2008	0.06	0.07	153	638
May 1, 2008	0.06	0.07	152	638

14.         COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three and six months ended June 30, 2009 and 2008 consists of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) earnings	$(1,272)	$1,811	$(456)	$3,978
Currency translation adjustment	538	85	13	804
Increase (decrease) in unrealized gain on marketable securities - net of taxes	1,184	(4,229)	2,061	(1,336)
Reclassification adjustment for gains included in net loss, net of tax	(658)	-	(658)	-
Reclassification adjustment for impairment charge included in net earnings, net of tax	-	1,459	-	1,459

Comprehensive (loss) income	$(208)	$(874)	$960	$4,905

The components of accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 are summarized below (dollars in thousands):

	June 30,	December 31,
	2009	2008

Foreign currency translation adjustment	$1,759	$1,746
Unrealized holding gains on available-for-sale securities under SFAS No. 115, net of taxes of $882 and $23 as of June 30, 2009 and December 31, 2008	1,433	30
Unfunded SERP liability, net of taxes of ($606) as of June 30, 2009 and December 31, 2008	(1,588)	(1,588)

Accumulated other comprehensive income	$1,604	$188

15.         SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.

16.         NEW FINANCIAL ACCOUNTING STANDARDS

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP 107-1, disclosures about fair values of financial instruments were only required to be disclosed annually. The Company adopted FSP 107-1 in the second quarter of 2009. Since FSP 107-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations.  The Company adopted SFAS 165 effective June 30, 2009, as required, and has evaluated all subsequent events through August 10, 2009 (the date the Company’s financial statement are issued).

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS 166”). SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

18.         RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 14.3%.  However, as discussed in Note 13, GAMCO’s voting rights are currently suspended.

19.         RESTRUCTURING ACTIVITY

The Company ceased all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts as of December 31, 2008.  The costs associated with this closure are being accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  The Company incurred $0.4 million of restructuring charges during the six months ended June 30, 2009, including $0.1 million related to severance and related benefits. The Company has been unable to sublease the facility in Westborough, Massachusetts and in light of the current real estate market, it is not anticipated that a sublease can be reasonably obtained for this facility.  As a result, the Company recorded an additional charge of $0.3 million related to its facility lease obligation during the first quarter of 2009.  These charges impacted the operating profit of the Company’s North America operating segment.

Activity and liability balances related to the restructuring charges for the six months ended June 30, 2009 are as follows:

	Liability at	New	Cash Payments &	Liability at
	December 31, 2008	Charges	Other Settlements	June 30, 2009
Termination benefit charges	$437	$121	$(558)	$-
Facility lease obligation	524	292	(76)	740
	$961	$413	$(634)	$740

The Company has included the current portion of $0.2 million in accrued restructuring in the condensed consolidated balance sheet at June 30, 2009, and has classified the remaining $0.6 million of the liability related to the facility lease obligation as noncurrent.

20.         UNAUTHORIZED TRANSACTIONS

In April 2009, as part of the March 31, 2009 quarter-end review, the Company's internal accounting personnel identified a questionable entry in the Company's stock option exercise records. After questioning by management, a Company employee (the "Employee") responsible for certain aspects of the Company's benefit plan administration admitted fabricating certain Company records for his own benefit in order to enable him to exercise stock options that had not been granted to him by the Company's Compensation Committee. The Company's management immediately terminated the employment of the Employee and reported the matter to the Company's Audit Committee. The Audit Committee, in turn, directed internal accounting personnel to investigate this matter and directed counsel to engage a forensic accounting firm to supplement the Company's internal review.

The Company's review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 30,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated.  The fair value of these 30,000 shares at the times of issuance approximated $0.8 million.  Option exercises covering an additional 1,000 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. At this time, the Company does not believe that it will be able to obtain sufficient evidentiary documents to conclusively determine that these are fraudulent transactions.  The Employee has returned 30,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight-year period, the Employee fraudulently increased the balance in his 401(k) account by a total of $44,300. The Employee has not withdrawn any funds in his 401(k) account. Accordingly, the Company intends to recoup the amount directly from the Employee's 401(k) account.  In addition, the Employee initiated special 401(k) stock distributions directly into the Employee’s IRA account representing 3,420 shares of Class B Common Stock and 65 shares of Class A Common Stock.  The fair value of these shares at the time of transfer approximated $0.1 million.  The Employee has returned 1,200 shares of Class B Common Stock to the Company for cancellation with a fair market value on the dates of their return of approximately $16,000.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not withdrawn any funds in his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee.

The review by the Company's internal accounting personnel and forensic accounting firm is complete. The Company has reported this matter to the appropriate governmental authorities, which may take further action with respect to the Employee.  The Company's forensic accounting firm performed an email search designed to ascertain whether there was any evidence that the Employee's actions extended beyond his own personal accounts or whether other employees were directly involved in such actions. To date, the Company has not discovered any evidence that suggests that the fraudulent practices identified pursuant to the internal investigation extended beyond the Employee's personal accounts or directly involved Company personnel other than the Employee.

During the second quarter of 2009, the Company recorded an unauthorized issuance of common stock charge of $0.9 million related to this theft.  This charge was offset by $0.5 million related to the fair market value of shares returned by the Employee during the second quarter of 2009.  In addition, the Company incurred $0.2 million in legal and professional fees related to this activity.  These charges are included within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the six months ended June 30, 2009, 68% of the Company’s revenues were derived from Asia, 22% from North America and 10% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 46% of the Company’s total net sales for the six months ended June 30, 2009.  These sales are primarily driven by working closely with the Company’s customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.  The remaining revenues related to sales of the Company’s modules products (32%), interconnect products (17%) and circuit protection products (5%).

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s second quarter 2009 and future results include the following:

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

Overview of Financial Results

The current market conditions have impacted the Company considerably during the six months ended June 30, 2009.

•
Net Sales.  The Company’s sales decreased by $27.5 million and $44.5 million or 38.0% and 33.4% during the three and six months ended June 30, 2009 as compared to the same periods of 2008, primarily due to a reduction in demand across all product lines related to weakening global economic conditions.

•
Loss from Operations.  During the six months ended June 30, 2009, income from operations decreased $6.8 million from income of operations of $6.2 million for the six months ended June 30, 2008 to a loss from operations of $0.6 million for the six months ended June 30, 2009, primarily due to the decrease in sales noted above.  Other factors impacting the Company’s loss from operations for the six months ended June 30, 2009 were as follows:

▪
Rising Bill of Material Costs.  Bel manufactures a particular product line within the modules group that is comprised of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales represented by this product line has increased in the six months ended June 30, 2009 as compared to the same period of 2008, resulting in reduced gross margins.

▪
Restructuring Charges.  The Company ceased manufacturing at its Bel Power manufacturing facility in Westborough, Massachusetts as of December 31, 2008.  Related to this closure, the Company incurred severance costs of $0.1 million and costs associated with its facility lease obligation of $0.3 million during the six months ended June 30, 2009.

▪
Reduced Labor Costs.  The Company experienced a significant increase in customer demand after the Lunar New Year in early February 2008, leading to large number of new workers being hired, which resulted in associated training costs, production inefficiencies and excessive overtime.  Due to reduced demand in the first half of 2009, additional workforce was not needed.

▪
Reduction in Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses were $3.0 million lower during the six months ended June 30, 2009 as compared to the same period of 2008.  This reduction was primarily due to lower commissions from the reduced sales volume, administrative headcount reductions and travel restrictions put in place during the first quarter of 2009.

▪	Gain on Sale of Property. The Company recorded a $4.6 million gain on the sale of property in Jersey City, New Jersey in early 2009. This gain was an offsetting factor to the loss from operations.

•
Net Loss.  The Company’s net earnings decreased significantly from income of $4.0 million for the six months ended June 30, 2008 to a loss of $0.5 million for the six months ended June 30, 2009.  In addition to the factors impacting loss from operations discussed above, the following non-operating factors impacted net earnings during the six months ended June 30, 2009:

▪	Gain on Sale of Investment. During the six months ended June 30, 2009, the Company sold 3.0 million shares of its investment in Power-One stock resulting in a book gain of $1.1 million.

▪
Reduced Interest Rates.  Interest income decreased from $1.5 million during the six months ended June 30, 2008 to $0.3 million during the six months ended June 30, 2009 as a result of significantly lower interest rates earned on invested balances during 2009.

▪	Income tax expense of $1.7 million was recognized related to the gain on sale of property described above, partially offset by the tax benefit associated with operating losses in the U.S.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.4	81.9	88.3	81.7
Selling, general and administrative expenses	16.9	12.8	17.2	13.7
Restructuring charge	-	-	0.5	-
Gain on sale of property, plant and equipment	-	-	5.2	-
Realized gain (loss/impairment charge) on investment	2.4	(3.2)	1.2	(2.0)
Interest income	0.3	0.8	0.3	1.1
Earnings before (benefit) provision for income taxes	(3.7)	2.9	0.9	3.8
Income tax (benefit) provision	(0.9)	0.4	1.4	0.8
Net (loss) earnings	(2.8)	2.5	(0.5)	3.0

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Net sales	(38.0)%	(33.4)%

Cost of sales	(32.2)	(28.0)

Selling, general and administrative expenses	(18.1)	(16.3)

Net loss	(170.2)	(111.5)

THREE MONTHS ENDED JUNE 30, 2009 VERSUS
THREE MONTHS ENDED JUNE 30, 2008

Sales

Net sales decreased 38.0% from $72.5 million during the three months ended June 30, 2008 to $44.9 million during the three months ended June 30, 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weakening economic conditions.

The significant components of the Company's revenues for the three months ended June 30, 2009 were magnetic products of $20.9 million (as compared with $31.8 million during the three months ended June 30, 2008), interconnect products of $8.0 million (as compared with $14.2 million during the three months ended June 30, 2008), module products of $13.7 million (as compared with $22.0 million during the three months ended June 30, 2008), and circuit protection products of $2.3 million (as compared with $4.5 million during the three months ended June 30, 2008).

Cost of Sales

Cost of sales as a percentage of net sales increased from 81.9% during the three months ended June 30, 2008 to 89.4% during the three months ended June 30, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
Material costs as a percentage of sales have increased from 50.4% during the three months ended June 30, 2008 to 58.7% during the three months ended June 30, 2009.  Bel manufactures a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales attributable to this product has increased to 15% of total sales for the three months ended June 30, 2009 as compared to 11% of total sales in the same period in 2008, mainly due to relatively larger revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins due to their higher material content, and the Company’s average gross profit percentage will likely decline as these sales continue to account for an increasing proportion of total sales.

♦
While other fixed costs within cost of sales, such as support labor and depreciation and amortization, have decreased in dollar amount during the second quarter of 2009 as compared to 2008, as a percentage of sales these costs have increased due to the lower sales volume in 2009.

As a partially offsetting factor, the Company experienced a reduction in labor costs during the three months ended June 30, 2009 (9.8% of sales as compared to 16.1% of sales for the three months ended June 30, 2008).  A significant increase in customer demand after the Lunar New Year in February 2008 resulted in the hiring of approximately 5,000 new workers, which resulted in training expenses, production inefficiencies and excessive overtime.  With lower customer demand in 2009, additional manpower was not needed after Lunar New Year and Bel has effectively eliminated overtime costs.  In addition, the Company continues to transition the labor intensive assembly operations to lower cost regions of the PRC.

Included in cost of sales are research and development expenses of $2.0 million for each of the three month periods ended June 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses (“SG&A”)

The percentage relationship of selling, general and administrative expenses to net sales increased from 12.8% during the three months ended June 30, 2008 to 16.9% during the three months ended June 30, 2009.  While the percentage of sales increased from the comparable period last year, the dollar amount of selling, general and administrative expense for the three months ended June 30, 2009 was $1.7 million lower as compared to the same period of 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $0.8 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $0.3 million, as management implemented travel restrictions during the first quarter of 2009.
♦
General and administrative salaries and fringe benefits decreased as compared to the second quarter of 2008 as a result savings of approximately $0.7 million from company-wide reductions in headcount and a of reduction of $0.3 million in bonus expense, partially offset by severance expense of $0.3 million.

♦	The Company recorded charges totaling $0.6 million for compensation and fees related to the unauthorized issuance of stock.
♦	Other reductions in SG&A of $0.5 million included reductions in various expense categories that were not individually significant.

Gain on Sale of Investment

During the three months ended June 30, 2009, the Company sold 3,041,393 shares of Power-One Inc. common stock.  As the sales proceeds exceeded the Company’s adjusted cost basis in this investment, the sale resulted in a gain of $1.1 million which was recorded during the second quarter of 2009.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $0.5 million during the three months ended June 30, 2009, as compared to the comparable period in 2008. The decrease is due primarily to significantly lower interest rates on invested balances during the three months ended June 30, 2009 as compared to 2008.

(Benefit) Provision for Income Taxes

The benefit from income taxes for the three months ended June 30, 2009 was $(0.4) million compared to a provision for income taxes of $0.3 million for the three months ended June 30, 2008.  The Company incurred a loss before income taxes for the three months ended June 30, 2009 versus earnings before income taxes for the three months ended June 30, 2008 which resulted in $3.8 million lower earnings before income taxes during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The Company’s effective tax rate, the income tax (benefit) provision as a percentage of earnings (loss) before (benefit) provision  for income taxes, was (23.6)% and 13.9% for the three months ended June 30, 2009 and June 30, 2008, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The tax (benefit) for the three months ended June 30, 2009 is attributable to losses in the U.S. and capital loss and foreign tax credit carryback claims offset in part by losses in the Far East with minimal tax benefit compared to the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 VERSUS
SIX MONTHS ENDED JUNE 30, 2008

Sales

Net sales decreased 33.4% from $133.3 million during the six months ended June 30, 2008 to $88.8 million during the six months ended June 30, 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weakening economic conditions.

The significant components of the Company's revenues for the six months ended June 30, 2009 were magnetic products of $40.9 million (as compared with $56.7 million during the six months ended June 30, 2008), interconnect products of $15.4 million (as compared with $26.2 million during the six months ended June 30, 2008), module products of $28.1 million (as compared with $41.9 million during the six months ended June 30, 2008), and circuit protection products of $4.4 million (as compared with $8.5 million during the six months ended June 30, 2008).

Cost of Sales

Cost of sales as a percentage of net sales increased from 81.7% during the six months ended June 30, 2008 to 88.3% during the six months ended June 30, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
Material costs as a percentage of sales have increased from 51.7% during the six months ended June 30, 2008 to 57.9% during the six months ended June 30, 2009.  Bel manufactures a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales attributable to this product has increased to 15% of total sales for the six months ended June 30, 2009 as compared to 11% of total sales in the same period in 2008, mainly due to relatively larger revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins due to their higher material content, and the Company’s average gross profit percentage will likely decrease as these sales continue to account for an increasing proportion of total sales.

♦
Included in cost of sales are research and development expenses of $4.2 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively.   The increase in research and development expenses during the six months ended June 30, 2009 was primarily related to Bel’s power products and new integrated connector modules.

♦
While other fixed costs within cost of sales, such as support labor and depreciation and amortization, have decreased in dollar amount during the six months ended June 30, 2009 as compared to 2008, as a percentage of sales these costs have increased due to the lower sales volume in 2009.

♦
As a partially offsetting factor, the Company experienced a reduction in labor costs during the six months ended June 30, 2009 (9.1% of sales as compared to 13.8% of sales for the six months ended June 30, 2008).  A significant increase in customer demand after the Lunar New Year in February 2008 resulted in the hiring of approximately 5,000 new workers, which resulted in training expenses, production inefficiencies and excessive overtime.  With lower customer demand in 2009, additional manpower was not needed after Lunar New Year and Bel has effectively eliminated overtime costs.  In addition, the Company continues to transition the labor intensive assembly operations to lower cost regions of the PRC.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 13.7% during the six months ended June 30, 2008 to 17.2% during the six months ended June 30, 2009.  While the percentage of sales increased from last year, the dollar amount of selling, general and administrative expense for the six months ended June 30, 2009 was $3.0 million lower as compared to the same period of 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $1.5 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $0.5 million, as management implemented travel restrictions during the first quarter of 2009.
♦
General and administrative salaries and fringe benefits decreased as compared to the first half of 2008 as a result of savings of approximately $0.9 million from company-wide reductions in headcount and a reduction of $0.3 million in bonus expense, partially offset by severance expense of $0.3 million.

♦	The Company recorded charges totaling $0.6 million for compensation expense and fees related to the unauthorized issuance of stock.
♦	Other reductions in SG&A of $0.7 million included reductions in various other expense categories that were not individually significant.

Restructuring Charge

In connection with the closing of the Company’s Westborough, Massachusetts facility in December 2008, the Company incurred $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the six months ended June 30, 2009. See “Liquidity and Capital Resources” for further information on the restructuring charges.

Sale of Property, Plant and Equipment

During the six months ended June 30, 2009, the Company realized the gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Realized (Gain) Loss/Impairment Charge on Investment

During the six months ended June 30, 2009, the Company sold 3,041,393 shares of Power-One Inc. common stock.  As the sales proceeds exceeded the Company’s adjusted cost basis in this investment, the sale resulted in a book gain of $1.1 million which was recorded during the second quarter of 2009. During the six months ended June 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $2.4 million associated with its investment in Toko, Inc.  The Company also recorded an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio during the six months ended June 30, 2008.  See “Liquidity and Capital Resources” for further information on these impairment charges.  The Company did not record any impairment charges during the six months ended June 30, 2009.

Interest Income

Interest income earned on cash and cash equivalents decreased by approximately $1.2 million during the six months ended June 30, 2009, as compared to the comparable period in 2008. The decrease is due primarily to significantly lower interest rates on invested balances during the six months ended June 30, 2009 as compared to 2008.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2009 was $1.2 million compared to $1.1 million for the six months ended June 30, 2008.  The Company's earnings before income taxes for the six months ended June 30, 2009 are approximately $4.2 million lower than the same period in 2008.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 158.0% and 21.0% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The increase in the effective tax rate during the six months ended June 30, 2009 is attributable to a disproportionately high amount of earnings before taxes in North America due to the gain on sale of property described above and losses in the Far East with minimal tax benefit as compared to the six months ended June 30, 2008.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi.  However, the Chinese Renminbi appreciated in value (approximately 3.3%) during the six months ended June 30, 2009 as compared with the same period of 2008.  Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars.    Settlement of such transactions resulted in net realized and unrealized currency exchange gains of $0.1 million for the six months ended June 30, 2009 which were included in income from operations.  Exchange gains recognized during the six months ended June 30, 2008 were minimal. Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation gains of $0.8 million for the six months ended June 30, 2008 and a minimal amount for the six months ended June 30, 2009.  These amounts are included in accumulated other comprehensive income.  Any change in the linkage of the U.S. dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has an unsecured credit agreement in the amount of $20 million, which expires on September 10, 2011.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of June 30, 2009.  At that date, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, it was noted that the Company was not in compliance with one of the covenants related to this credit agreement.  Upon further clarification of the covenant calculation received from the lender subsequent to that filing, this matter has been resolved and the Company is in compliance with its debt covenants as of June 30, 2009.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at June 30, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

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

Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At June 30, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

As of June 30, 2009, the Company has received total cash redemptions to date of $20.8 million (including $1.9 million during the six months ended June 30, 2009) at a weighted-average net asset value (NAV) of $.9523 per unit.  As of June 30, 2009, the Company holds 3.8 million units with a book value of $3.2 million and a fair market value of $3.3 million.  Due to the restrictions placed on these investments, the balance in the Columbia Portfolio as of June 30, 2009 is categorized as an other investment on the accompanying condensed consolidated balance sheet, allocated into short-term and long-term based on the projected redemption schedule as issued by the portfolio manager.  The information and the markets relating to these investments remain dynamic.  There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of June 30, 2009, the Company owned a total of 1,840,919 shares, or approximately 1.9%, of the outstanding shares, of the common stock of Toko.  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $162.2 million as of June 30, 2009.   These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities.  These marketable securities are considered to be available for sale under Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”.  During the six months ended June 30, 2008, the Company recorded an impairment charge of $2.4 million related to this investment.  At June 30, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million, and a fair market value of $3.1 million and $2.1 million, respectively.  The gross unrealized gain of $1.0 million and $0.1 million at June 30, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income (loss).

Power-One, Inc. (“Power-One”):

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  During the second quarter of 2009, the Company sold 3,041,393 shares of its Power-One common stock at an aggregate fair market value of $4.7 million, resulting in a book gain of $1.1 million.  As of June 30, 2009, the Company owned 4,297,605 shares of Power-One common stock, representing, to the Company’s knowledge, 4.9% of Power-One’s outstanding common stock.  At June 30, 2009, this investment had an adjusted basis of $5.1 million ($1.19 per share) and a fair market value of $6.4 million ($1.49 per share).  The gross unrealized gain at June 30, 2009 of $1.3 million is included, net of income tax, in accumulated other comprehensive income in stockholders’ equity.

CDARS:

During 2008, the Company invested a total of $4.9 million in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  The CDs had an initial maturity of 26-weeks and an early redemption feature with a 30-day interest penalty.  During December 2008, $2.0 million of the CD’s matured and were temporarily renewed for a period of 29 days and, accordingly, were considered to be a cash equivalent as of December 31, 2008, due to the short-term nature of the investment.  These CDs were renewed in January 2009 for a period of 13 weeks.  The full $5.0 million investment (including interest) was renewed again in May 2009 for a period of 13 weeks.  These CDs have been classified as marketable securities in the condensed consolidated balance sheet at June 30, 2009.

Stock Repurchases

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of June 30, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the six months ended June 30, 2009 and 6,070 shares of Class A common stock were repurchased during the six months ended June 30, 2009 at a cost of $0.1 million.

Cash Flows

During the six months ended June 30, 2009, the Company's cash and cash equivalents increased by $23.0 million, reflecting approximately $20.7 million provided by operating activities, $1.9 million from the partial redemption of the Columbia Portfolio, $1.5 million of proceeds from the cash surrender value of company-owned life insurance policies, $4.7 million from the sale of marketable securities and $2.6 million of proceeds from the sale of property, plant and equipment, offset, in part, by $1.1 million for the purchase of property, plant and equipment, $0.1 million for the repurchase of the Company’s common stock, $5.6 million for the purchase of marketable securities and $1.6 million for payments of dividends.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 58.6% and 53.0% of the Company's total assets at June 30, 2009 and December 31, 2008, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 8.3 to 1 and 6.5 to 1 at June 30, 2009 and December 31, 2008, respectively.

During the current worldwide financial downturn, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely.

In connection with the closure of the Company’s Westborough, Massachusetts facility in December 2008, the Company recorded restructuring charges of $0.4 million during the six months ended June 30, 2009 related to termination benefit charges and charges associated with its facility lease obligation.

The Company's goodwill and long-lived assets are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment charges upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  While the Company's actual revenue stream for the six months ended June 30, 2009 was lower than the financial projections utilized in the annual goodwill impairment analysis (performed in the fourth quarter of 2008), there are signs of improvement as the Company enters its third quarter.  The Company will continue to monitor its financial results as well as the overall economic conditions into the third quarter.  In the event the Company's projected cash flows do not rebound to adequate levels, the Company may perform an interim impairment test, which could lead to goodwill impairment charges in future periods.  We cannot predict at this time when, or if, there will be a triggering event in 2009 which would cause the Company to test for impairment on an interim basis.  In any event, the Company's annual impairment analysis will be performed in the fourth quarter of 2009.  The carrying value of the Company's goodwill was $14.4 million and $14.3 million at June 30, 2009 and December 31, 2008 , respectively.

New Financial Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP 107-1, disclosures about fair values of financial instruments were only required to be disclosed annually. The Company adopted FSP 107-1 in the second quarter of 2009. Since FSP 107-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations. The Company adopted SFAS 165, effective June 30, 2009, as required, and has evaluated all subsequent events through August 10, 2009 (the date the Company’s financial statement are issued).

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS 166”). SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

The Company’s investment in the Columbia Portfolio has also been sensitive to market volatility.  As of June 30, 2009, the Company owned 3.8 million units in the Columbia Portfolio with a fair market value of $3.3 million.  While the NAV associated with this investment has remained consistent over the six months ended June 30, 2009, the portfolio manager of this fund has extended the projected timeline of liquidations for approximately 3.8% of the original unit balance beyond June 30, 2010, noting that no reliable estimate of the schedule for redemption for that portion of the assets can be provided, including if it will occur in 2009 or 2010.  Most of the remaining securities in this category are comprised of securities that are in default, extremely impaired or have significantly extended weighted-average lives.  While the NAV at June 30, 2009 was $0.8717 per share, the Company cannot predict the NAV at which the remaining units will ultimately be redeemed.  If the NAV were to decline by $0.09 per unit (10% of the NAV at June 30, 2009), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $0.3 million.

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

 Item 4.   Controls and Procedures

Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President - Finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  As part of the March 31, 2009 quarter-end review, the Company's internal accounting personnel identified a questionable entry in the Company's stock option exercise records. After questioning by management, a Company employee (the "Employee") responsible for certain aspects of the Company's benefit plan administration admitted fabricating certain Company records for his own benefit in order to enable him to exercise stock options that had not been granted to him by the Company's Compensation Committee. The Company's management immediately terminated the employment of the Employee and reported the matter to the Company's Audit Committee. The Audit Committee, in turn, directed internal accounting personnel to investigate this matter and directed counsel to engage a forensic accounting firm to supplement the Company's internal review.

The Company's review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 30,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated.  The fair value of these 30,000 shares at the times of issuance approximated $0.8 million.  Option exercises covering an additional 1,000 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. At this time, the Company does not believe that it will be able to obtain sufficient evidentiary documents to conclusively determine that these are fraudulent transactions.  The Employee has returned 30,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight-year period, the Employee fraudulently increased the balance in his 401(k) account by a total of $44,300. The Employee has not withdrawn any funds in his 401(k) account. Accordingly, the Company intends to recoup the amount directly from the Employee's 401(k) account.  In addition, the Employee initiated special 401(k) stock distributions directly into the Employee’s IRA account representing 3,420 shares of Class B Common Stock and 65 shares of Class A Common Stock.  The fair value of these shares at the time of transfer approximated $0.1 million.  The Employee has returned 1,200 shares of Class B Common Stock to the Company for cancellation with a fair market value on the dates of their return of approximately $16,000.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not withdrawn any funds in his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee.

The review by the Company's internal accounting personnel and forensic accounting firm is complete. The Company has reported this matter to the appropriate governmental authorities, which may take further action with respect to the Employee.  The Company's forensic accounting firm performed an email search designed to ascertain whether there was any evidence that the Employee's actions extended beyond his own personal accounts or whether other employees were directly involved in such actions. To date, the Company has not discovered any evidence that suggests that the fraudulent practices identified pursuant to the internal investigation extended beyond the Employee's personal accounts or directly involved Company personnel other than the Employee.

Based upon the information discovered to date:

•	The Company does not believe that the Employee's actions have had or will have a material effect on the Company's consolidated financial statements.

•
The Audit Committee directed the Company's internal audit staff to assess whether existing controls should be enhanced to assure that employees engaged in benefit plan administration do not have the ability to allocate employment benefits to themselves absent a third party approval.  The Company’s internal audit staff has completed this assessment and has implemented certain enhancements to the Company’s internal control structure related to the Company’s benefit plan administration.

•
Management recommended to the Company's Compensation Committee that no stock options or restricted stock be granted by the Company until such time as the Audit Committee determines that enhanced controls have been implemented or are not necessary. The Company’s Audit Committee has reviewed the enhancements to the control procedures implemented during the second quarter of 2009 and has cleared the Company for future issuances of stock options and restricted stock.

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

Changes in internal controls over financial reporting:  During the second quarter of 2009, management identified a significant deficiency with regards to the fraudulent activity described above.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  During the affected periods, there were certain internal controls in place related to the Company’s benefit plan administration which would have identified a material fraudulent event in any individual period on a timely basis.  However, the internal controls in place were not effective in identifying immaterial fraudulent activity occurring during individual periods and as a result, the Company’s internal audit staff has implemented certain enhancements to the internal controls in place to assure that employees engaged in benefit plan administration do not have the ability to allocate employment benefits to themselves absent a third party approval. Other than these enhancements, there were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of security holders was held on May 15, 2009.  At the meeting the Board’s nominees were elected to the Board of Directors for terms of three years.  The votes were cast as follows:

	For	Withheld

Howard B. Bernstein	1,808,118	280,609
John F. Tweedy	2,045,275	43,452

With respect to the ratification of the designation of Deloitte & Touche LLP to audit the Company’s books and accounts for 2009, the votes were cast as follows:

For	Against	Abstain
2,060,201	27,188	1,338

Item 6.  Exhibits
           (a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and
Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn, Vice President of Finance

Dated: August 10, 2009

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