Form 10-Q
period 2009-09-30
BEL FUSE INC /NJ
filed 2009-11-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2009
or

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
☐  Yes                      ☒  No

At November 5, 2009, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,464,843 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2009
		and December 31, 2008 (unaudited)	2-3

		Condensed Consolidated Statements of Operations for the Three
		and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

		Condensed Consolidated Statements of Stockholders' Equity for
		the Year Ended December 31, 2008 and the Nine Months Ended
		September 30, 2009 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2009 and 2008 (unaudited)	6-7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8-26

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	27-44

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	44

	Item 4.	Controls and Procedures	45

Part II		Other Information

	Item 1.	Legal Proceedings	47

	Item 6.	Exhibits	47

	Signatures		48

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$116,008	$74,955
Marketable securities	9,976	13,735
Short-term investments	846	4,013
Accounts receivable - less allowance for doubtful accounts of $533 and $660 at September 30, 2009 and December 31, 2008, respectively	30,437	46,047
Inventories	29,795	46,524
Prepaid expenses and other current assets	1,273	859
Refundable income taxes	2,862	2,498
Assets held for sale	-	236
Deferred income taxes	2,003	4,752

Total Current Assets	193,200	193,619

Property, plant and equipment - net	36,622	39,936

Restricted cash	250	2,309
Long-term investments	212	1,062
Deferred income taxes	4,577	5,205
Intangible assets - net	678	926
Goodwill	2,047	14,334
Other assets	6,907	4,393

TOTAL ASSETS	$244,493	$261,784

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,983	$14,285
Accrued expenses	9,680	9,953
Accrued restructuring costs	155	555
Income taxes payable	1,947	4,054
Dividends payable	820	787
Total Current Liabilities	26,585	29,634

Long-term Liabilities:
Accrued restructuring costs	547	406
Deferred gain on sale of property	-	4,616
Liability for uncertain tax positions	2,574	3,445
Minimum pension obligation and unfunded pension liability	6,515	5,910
Total Long-term Liabilities	9,636	14,377

Total Liabilities	36,221	44,011

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,174,912 and 2,180,982 shares, respectively (net of 1,072,769 treasury shares)	217	218
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,323,143 and 9,369,893 shares, respectively (net of 3,218,307 treasury shares)	932	937
Additional paid-in capital	21,375	19,963
Retained earnings	182,910	196,467
Accumulated other comprehensive income	2,838	188
Total Stockholders' Equity	208,272	217,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,493	$261,784

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$45,283	$66,964	$134,088	$200,287

Costs and expenses:
Cost of sales	41,516	56,337	119,919	165,292
Selling, general and administrative	6,813	8,934	22,067	27,151
Impairment of goodwill	12,875	-	12,875	-
Restructuring charge	-	329	413	329
Loss (gain) on sale of property, plant and equipment	9	-	(4,643)	-
	61,213	65,600	150,631	192,772

(Loss) income from operations	(15,930)	1,364	(16,543)	7,515

Realized gain (loss/impairment charge) on investment	656	(1,397)	1,739	(4,030)
Interest income and other, net	86	528	402	2,045

(Loss) earnings before benefit from income taxes	(15,188)	495	(14,402)	5,530
Income tax benefit	(4,436)	(1,451)	(3,194)	(394)

Net (loss) earnings	$(10,752)	$1,946	$(11,208)	$5,924

(Loss) earnings per Class A common share
Basic	$(0.90)	$0.16	$(0.95)	$0.47
Diluted	$(0.90)	$0.16	$(0.95)	$0.47

Weighted-average Class A common shares outstanding
Basic	2,174,912	2,325,745	2,175,322	2,460,550
Diluted	2,174,912	2,325,745	2,175,322	2,460,550

(Loss) earnings per Class B common share
Basic	$(0.94)	$0.17	$(0.98)	$0.51
Diluted	$(0.94)	$0.17	$(0.98)	$0.51

Weighted-average Class B common shares outstanding
Basic	9,324,472	9,373,347	9,343,088	9,344,234
Diluted	9,324,472	9,373,347	9,343,088	9,346,611

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)

				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Loss	Earnings	Income (Loss)	Stock	Stock	(APIC)

Balance, January 1, 2008	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					3	309
Tax benefits arising from the disposition of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				(37)		(10,965)
Currency translation adjustment	(355)	$(355)		(355)
Unrealized holding losses on marketable securities arising during the year, net of taxes	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding losses for impairment charge included in net earnings, net of taxes	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(390)		(390)
Cash dividends declared on Class B common stock	(1,959)		(1,959)
Termination of restricted common stock	-					(2)	2
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Currency translation adjustment	345	$345		345
Unrealized holding gains on marketable securities arising during the year, net of taxes	3,985	3,985		3,985
Reclassification adjustment of unrealized holding gains included in net earnings, net of taxes	(1,680)	(1,680)		(1,680)
Reduction in APIC pool associated with tax deficiencies related to restricted stock awards	(87)						(87)
Unauthorized issuance of common stock	812						812
Return of unauthorized shares of common stock	(456)					(3)	(453)
Stock-based compensation expense	1,229						1,229
Net loss	(11,208)	(11,208)	(11,208)
Comprehensive loss		$(8,558)

Balance, September 30, 2009	$208,272		$182,910	$2,838	$217	$932	$21,375

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(11,208)	$5,924
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	5,072	5,439
Stock-based compensation	1,229	1,083
Excess tax benefits from share-based payment arrangements	-	(79)
(Gain) loss on sale of property, plant and equipment	(4,643)	84
Realized (gain) loss/impairment charge on investment	(1,739)	4,030
Impairment of goodwill	12,875	-
Other, net	648	748
Deferred income taxes	1,825	(1,081)
Changes in operating assets and liabilities	27,738	(3,021)

Net Cash Provided by Operating Activities	31,797	13,127

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,373)	(5,279)
Purchase of intangible asset	-	(300)
Purchase of marketable securities	(3,545)	(12,524)
Payment for acquisition	(438)	-
Cash transferred to restricted cash	(250)	-
Proceeds from sale of marketable securities	8,914	-
Proceeds from sale of property, plant and equipment	2,555	2,256
Proceeds from cash surrender value of company-owned life insurance	1,518	-
Redemption of investment	4,174	14,433

Net Cash Provided by (Used in) Investing Activities	11,555	(1,414)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities:
Proceeds from exercise of stock options	-	312
Dividends paid to common shareholders	(2,316)	(2,362)
Purchase and retirement of Class A common stock	(92)	(10,785)
Excess tax benefits from share-based payment arrangements	-	79

Net Cash Used In Financing Activities	(2,408)	(12,756)

Effect of exchange rate changes on cash	109	(61)

Net Increase (Decrease) in Cash and Cash Equivalents	41,053	(1,104)

Cash and Cash Equivalents - beginning of period	74,955	83,875

Cash and Cash Equivalents - end of period	$116,008	$82,771

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$15,685	$4,916
Decrease (increase) in inventories	16,818	(10,088)
Increase in prepaid expenses and other current assets	(410)	(158)
Decrease (increase) in other assets	57	(64)
(Decrease) increase in accounts payable	(320)	2,222
Decrease in income taxes payable	(3,354)	(1,496)
Decrease in accrued restructuring costs	(259)	-
(Decrease) increase in accrued expenses	(479)	1,647

	$27,738	$(3,021)
Supplementary information:
Cash paid during the period for income taxes, net of refunds	$(1,676)	$2,017

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2009, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2009 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period. The information for the condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2008.

2.           (LOSS) EARNINGS PER SHARE

The Company utilizes the two-class method to report its (loss) earnings per share. The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings. The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share. In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. In periods in which a loss from continuing operations is presented, potential common shares are not included in the diluted loss per common share calculation, as they would be antidilutive. During the three and nine months ended September 30, 2008, potential common shares used in computing diluted (loss) earnings per share relate to stock options for Class B common shares which, if exercised, would have a dilutive effect on (loss) earnings per share. There were no stock options outstanding during the three and nine months ended September 30, 2009 which would have had a dilutive effect on (loss) earnings per share.

As the Company experienced a loss during the three and nine months ended September 30, 2009, 42,500 outstanding options and 49,462 outstanding options, respectively, were not included in the calculation of diluted loss per Class B common share during these periods as their effect would be antidilutive. During the three and nine months ended September 30, 2008, 53,000 outstanding options were not included in the foregoing computations for Class B common shares because their effect would be antidilutive.

The (loss) earnings and weighted-average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net (loss) earnings	$(10,752)	$1,946	$(11,208)	$5,924
Less Dividends:
Class A	130	142	390	448
Class B	650	644	1,959	1,949
Undistributed (loss) earnings	$(11,532)	$1,160	$(13,557)	$3,527

Undistributed (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	(2,096)	222	(2,460)	707
Class B undistributed (loss) earnings	(9,436)	938	(11,097)	2,820
Total undistributed (loss) earnings	$(11,532)	$1,160	$(13,557)	$3,527

Undistributed (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	(2,096)	222	(2,460)	707
Class B undistributed (loss) earnings	(9,436)	938	(11,097)	2,820
Total undistributed (loss) earnings	$(11,532)	$1,160	$(13,557)	$3,527

Net (loss) earnings allocation - basic:
Class A allocated (loss) earnings	(1,966)	364	(2,070)	1,155
Class B allocated (loss) earnings	(8,786)	1,582	(9,138)	4,769
Net (loss) earnings	$(10,752)	$1,946	$(11,208)	$5,924

Net (loss) earnings allocation - diluted:
Class A allocated (loss) earnings	(1,966)	364	(2,070)	1,155
Class B allocated (loss) earnings	(8,786)	1,582	(9,138)	4,769
Net (loss) earnings	$(10,752)	$1,946	$(11,208)	$5,924

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,174,912	2,325,745	2,175,322	2,460,550

Class B - basic	9,324,472	9,373,347	9,343,088	9,344,234
Dilutive impact of stock options	-	-	-	2,377
Class B - diluted	9,324,472	9,373,347	9,343,088	9,346,611

(Loss) Earnings per share:
Class A - basic	$(0.90)	$0.16	$(0.95)	$0.47
Class A - diluted	$(0.90)	$0.16	$(0.95)	$0.47

Class B - basic	$(0.94)	$0.17	$(0.98)	$0.51
Class B - diluted	$(0.94)	$0.17	$(0.98)	$0.51

During 2009, the Company implemented an update to the accounting guidance related to earnings per share. In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share. The Company adopted this guidance effective January 1, 2009 and in accordance with the accounting guidance, all prior-period earnings per share data presented has been adjusted retrospectively to conform to the provisions of the new guidance. This adjustment did not have a material impact on prior periods presented.

3.           MARKETABLE SECURITIES

At September 30, 2009 and December 31, 2008, the Company’s marketable securities classified as available-for-sale had an adjusted cost basis of approximately $6.3 million and $13.7 million and a fair market value of $10.0 million and $13.7 million, respectively. During the three and nine months ended September 30, 2009, the Company recorded realized gains on its investments in the amount of $0.7 million and $1.7 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded realized losses/impairment charges on its investments in the amount of $1.4 million and $4.0 million, respectively. At September 30, 2009 and December 31, 2008, respectively, gross unrealized gains on other marketable securities of approximately $3.6 million and $0.1 million are included, net of tax, in accumulated other comprehensive income.

Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At September 30, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds. In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders. At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

Since the announcement of the liquidation in December 2007, the Company has received cash redemptions totaling $23.1 million through September 30, 2009 (including $2.2 million and $4.2 million during the three and nine months ended September 30, 2009, respectively) at a weighted-average net asset value (NAV) of $.9449 per unit. As of September 30, 2009, the Company holds 1.3 million units with a book value of $1.1 million, which approximates the fair value of this investment at that date. The Company recorded gains on redemptions of $0.1 million and $0.2 million during the three and nine months ended September 30, 2009, respectively, for financial reporting purposes. As of September 30, 2008, the Company held 8.6 million units with a book value and fair value of $8.2 million. The Company recorded minimal losses on redemptions in the comparable periods of 2008. Due to the restrictions placed on these investments, the balance in the Columbia Portfolio as of September 30, 2009 is categorized as an other investment on the accompanying condensed consolidated balance sheet, allocated into short-term and long-term based on the projected redemption schedule as issued by the portfolio manager. The information and the markets relating to these investments remain dynamic. There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments. To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of September 30, 2009, the Company owned a total of 1,840,919 shares, or to the Company’s knowledge approximately 1.9% of the outstanding shares, of the common stock of Toko. Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan. Toko had a market capitalization of approximately $155.0 million as of September 30, 2009. These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities. These marketable securities are classified as available for sale. During the nine months ended September 30, 2008, the Company recorded impairment charges totaling $3.6 million related to this investment. At September 30, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million at each date, and a fair market value of $2.9 million and $2.1 million, respectively. The gross unrealized gain of $0.9 million and $0.1 million at September 30, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income.

Power-One, Inc. (“Power-One”):

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share). Power-One’s common stock is quoted on the NASDAQ Global Market. Power-One is a designer and manufacturer of power conversion and power management products. During the nine months ended September 30, 2009, the Company sold 3,725,425 shares of its Power-One common stock at an aggregate fair market value of $6.1 million, resulting in a gain of $1.6 million for financial reporting purposes. As of September 30, 2009, the Company owned 3,613,573 shares of Power-One common stock, representing, to the Company’s knowledge, 4.1% of Power-One’s outstanding common stock. At September 30, 2009, this investment had an adjusted basis of $4.3 million ($1.19 per share) and a fair market value of $7.0 million ($1.95 per share). The gross unrealized gain at September 30, 2009 of $2.7 million is included, net of income tax, in accumulated other comprehensive income in stockholders’ equity.

CDARS:

As December 31, 2008, the Company had a total of $4.9 million invested in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship. These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount. Due to the varying maturities of these CDs, $2.0 million of the total investment was classified as cash equivalents at December 31, 2008. As of September 30, 2009, these CDs had not been renewed and the related money market funds were classified as a cash equivalent.

4. FAIR VALUE MEASUREMENT

The Company adopted the new accounting guidance for fair value measurements and disclosures on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of the new accounting guidance for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by the accounting guidance, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of the Company’s investments in Toko stock and Power-One stock (categorized as available-for-sale securities). In addition, the Company holds certain investments in a Rabbi Trust which are intended to fund the Company’s SERP obligations. These are also categorized as available-for-sale securities, and are included as other assets in the accompanying condensed consolidated balance sheet at September 30, 2009. The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009 (dollars in thousands).

		Assets at Fair Value as of September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
Marketable securities	$9,976	$9,976	-	-
Investments held in Rabbi Trust	3,696	3,696	-	-

Total	$13,672	$13,672	-	-

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2009 (dollars in thousands). These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below). The fair value of these investments was determined based on the net asset value as issued by the portfolio manager as of September 30, 2009. The Company has categorized this as a significant other observable input (Level 2). These investments are included as short-term investments and long-term investments in the accompanying condensed consolidated balance sheet at September 30, 2009, in accordance with the current liquidation schedule of the remaining investments.

		Assets at Fair Value as of September 30, 2009 Using			Total Gains
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Other investments	$1,131	$-	$1,131	$-	$137	$158

Total	$1,131	$-	$1,131	$-	$137	$158

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2009.

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  While there were signs of improvement at the beginning of the third quarter, the Company’s actual revenue stream for the nine months ended September 30, 2009 was significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed in the fourth quarter of 2008), and is not projected to rebound to those levels in 2009. The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2009. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.

During the third quarter of 2009, the Company conducted an interim impairment test related to its goodwill by reporting unit, as a result of continued market declines.  As of the testing date, only the Company’s Asia and Europe reporting units had goodwill associated with them. The Company’s fair value analysis related to the interim test was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the interim test performed in the third quarter of 2009 as compared to those assumptions utilized during the 2008 annual valuation. Assumptions may vary by reporting unit. The table below shows the range of assumptions utilized across the various reporting units.

Goodwill Impairment Analysis
Key Assumptions
	2009 - Interim	2008 - Annual

Income Approach - Discounted Cash Flows:
Revenue growth rates	8.8% - 18.7%	(8.9%) - 10.3%
Cost of equity capital	13.8% - 14.8%	13.0% - 13.6%
Cost of debt capital	6.0% - 6.2%	4.9% - 7.7%
Weighted average cost of capital	12.6% - 13.4%	11.0% - 13.3%

Market Approach - Multiples of Guideline Companies (a):
EBIT multiples used	7.9 - 8.9	6.0 - 10.7
EBITDA multiples used	6.3 - 7.1	5.0 - 7.5
DFNI multiples used	12.2 - 13.7	9.3 - 13.5
DFCF multiples used	8.7 - 11.0	6.4 - 7.4
Control premium (b)	16.2% - 32.0%	27.5% - 31.7%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows	75%	75%
Market Approach - Multiples of Guideline Companies	25%	25%

Definitions:
EBIT - Earnings before interest and taxes
EBITDA - Earnings before interest, taxes, depreciation and amortization
DFNI - Debt-free net income
DFCF - Debt-free cash flow

 (a) Multiple range reflects multiples used throughout the North America, Asia and Europe reporting units
 (b) Determined based on the industry mean control premium as published each year in MergerStat Review

The interim impairment test related to the Company's goodwill was performed by reporting unit.  The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with the Company’s Asia reporting unit was fully impaired and, as a result, the Company recorded an impairment charge of $12.9 million during the third quarter of 2009. The Company’s goodwill associated with its Asia reporting unit originated from several of Bel’s prior acquisitions, primarily e-Power, APC and Lucent (which represented $8.0 million, $2.0 million and $1.5 million, respectively, of the carrying value of goodwill at the testing date). The carrying value of the Company's goodwill was $14.3 million at December 31, 2008. The remaining goodwill as of September 30, 2009 has a carrying value of $2.0 million and relates solely to the Company’s Europe reporting unit.

5. OTHER ASSETS

At September 30, 2009, the Company has obligations of $6.5 million associated with its supplemental executive retirement plan (“SERP”). As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust. At September 30, 2009, these assets had a combined fair value of $6.4 million.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations. Any proceeds from these policies are subject to claims from creditors. The fair market value of the COLI at December 31, 2008 was $3.8 million. During the second quarter of 2009, the Company surrendered certain of the policies within the COLI at a cash surrender value of $1.5 million and purchased an additional $0.3 million in new COLI policies. During the nine months ended September 30, 2009, significant volatility in global equity markets had a significant effect on the cash surrender value and as a result, the Company recorded income to account for the increase in cash surrender value in the amount of $0.3 million during the three and nine months ended September 30, 2009. This increase in cash surrender value was allocated between cost of sales and selling, general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2009. The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund. At September 30, 2009, the fair market value of the COLI was $2.7 million and is included in other assets in the accompanying condensed consolidated balance sheets.

Other Investments

During the second quarter of 2009, the Company invested $3.5 million in various marketable securities. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying condensed consolidated balance sheets. These investments are classified as available for sale and the Company monitors these investments for impairment on an ongoing basis. At September 30, 2009, the fair market value of these investments was $3.7 million. The unrealized gain of $0.2 million at September 30, 2009 has been included in accumulated other comprehensive income.

6.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$20,483	$25,527
Work in progress	1,472	1,650
Finished goods	7,840	19,347
	$29,795	$46,524

7.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable segments. The segments are geographic and include North America, Asia and Europe. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total segment revenues
North America	$13,499	$17,980	$37,391	$64,993
Asia	36,098	50,505	105,016	145,879
Europe	4,213	7,516	13,936	21,926
Total segment revenues	53,810	76,001	156,343	232,798
Reconciling items:
Intersegment revenues	(8,527)	(9,037)	(22,255)	(32,511)
Net sales	$45,283	$66,964	$134,088	$200,287

Loss (income) from operations:
North America	$(1,877)	$118	$479	$2,862
Asia	(13,864)	1,095	(16,731)	3,399
Europe	(189)	151	(291)	1,254
	$(15,930)	$1,364	$(16,543)	$7,515

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

8.     DEBT

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011. There have not been any borrowings under the credit agreement and, as such, there was no balance outstanding as of September 30, 2009. At that date, the entire $20 million line of credit was available to the Company to borrow. The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company. The Company is in compliance with its debt covenants as of September 30, 2009.

The Company’s Hong Kong subsidiary had an unsecured line of credit of $2 million which was unused as of September 30, 2009. The line of credit expired on January 31, 2009 and was renewed on February 10, 2009. Any borrowing on the line of credit will be guaranteed by the U.S. parent. The line of credit bears interest at a rate determined by the bank as the financing is extended.

In July 2009, the Company established a standby letter of credit with the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale. In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of September 30, 2009.

9.            INCOME TAXES

As of September 30, 2009 and December 31, 2008, the Company has approximately $4.4 million and $7.3 million, respectively, of liabilities for uncertain tax positions ($1.8 million and $3.9 million, respectively, included in income tax payable and $2.6 million and $3.4 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in the Far East and generally 2005 in Europe.

During the nine months ended September 30, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million. This was offset by an increase in the liability for uncertain tax positions in the amount of $0.9 million during the nine months ended September 30, 2009. Additionally, the Company settled a lawsuit during the third quarter of 2009 which resulted in a tax benefit of $0.8 million. During the nine months ended September 30, 2008, certain statute of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million. This was offset by certain changes in estimates for prior year taxes arising from the finalization of the 2007 tax returns together with the resolution of the Bel Fuse, Inc. State of New Jersey tax examination in the total amount of $0.5 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2009. A total of $1.8 million of previously recorded liabilities for uncertain tax positions relates to the 2006 tax year. The statute of limitations related to this liability is scheduled to expire on September 15, 2010.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2009 and 2008, the Company recognized $0.1 million and $0.3 million, respectively, in interest and penalties in the condensed consolidated statements of operations. The Company has approximately $1.0 million and $1.6 million accrued for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets. During the quarters ended September 30, 2009 and 2008, $0.7 million and $0.3 million, respectively, of interest and penalties was reversed from the liability for uncertain tax positions. These amounts are included in the reversals of previously recognized liabilities for uncertain tax positions discussed above.

10.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Sales commissions	$1,359	$1,598
Contract labor	1,560	2,939
Salaries, bonuses and related benefits	2,684	2,834
License fee	2,100	-
Other	1,977	2,582
	$9,680	$9,953

See Note 19 for discussion and details associated with restructuring accruals.

11.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(K) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide retirement benefits for plan participants. The expense for the nine months ended September 30, 2009 and 2008 amounted to approximately $0.3 million in each period. The expense for the three months ended September 30, 2009 and 2008 amounted to approximately $0.1 million in each period. As of September 30, 2009, the plans owned 17,086 and 174,334 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the nine months ended September 30, 2009 and 2008 amounted to approximately $0.2 million and $0.3 million, respectively. The expense for the three months ended September 30, 2009 and 2008 amounted to approximately $0.1 million in each period. As of September 30, 2009, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$96	$73	$288	$220
Interest cost	88	76	264	227
Amortization of adjustments	37	33	110	100
Total SERP expense	$221	$182	$662	$547

	September 30,	December 31,
	2009	2008
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$6,515	$5,910
Accumulated other comprehensive (loss) income	(1,588)	(1,588)

12. SHARE-BASED COMPENSATION

The Company records compensation expense in its condensed consolidated statements of operations related to employee stock-based options and awards. The aggregate pretax compensation cost recognized in net (loss) earnings for stock-based compensation (including incentive stock options and restricted stock, as further discussed below) amounted to approximately $1.2 million and $1.1 million, respectively, for the nine months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, the aggregate compensation cost recognized in net earnings amounted to $0.4 million in each period. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the nine months ended September 30, 2009 and 2008.

Stock Options

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. No stock options were granted during the nine months ended September 30, 2009 and 2008.

Information regarding the Company’s stock options for the nine months ended September 30, 2009 is as follows. All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value (000's)

Outstanding at January 1, 2009	53,000	$31.48
Granted	-	-
Exercised	-	-
Forfeited or expired	(14,000)	37.00
Outstanding at September 30, 2009	39,000	$29.50	0.73 years	$-
Exercisable at September 30, 2009	39,000	$29.50	0.73 years	$-

No stock options were exercised during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, a nominal amount of stock options were exercised and, as a result, the amount received from the exercise of stock options and the associated intrinsic value and tax benefits related to these exercises were minimal. Stock compensation expense applicable to stock options was minimal for the nine months ended September 30, 2009 and 2008.

A summary of the status of the Company's unvested stock options as of December 31, 2008 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted-Average
		Grant-Date
Unvested Stock Options	Shares	Fair Value

Unvested at December 31, 2008	15,000	$29.50
Granted	-	-
Vested	(15,000)	29.50
Forfeited	-	-
Unvested at September 30, 2009	-	-

Restricted Stock Awards

The Company provides common stock awards to certain officers and key associates. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded vest in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. No common stock awards were granted by the Company during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company issued 56,300 Class B common shares under a restricted stock plan to various employees. In connection with awards granted in prior years, the Company recorded pre-tax compensation expense of $1.2 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively, and $0.4 million for each of the three months ended September 30, 2009 and 2008.

A summary of the activity under the Restricted Stock Awards Plan as of January 1, 2009 and for the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2009	202,900	$32.58	3.06 years
Granted	-	-
Vested	(20,550)	35.52
Forfeited	(19,550)	31.73
Outstanding at September 30, 2009	162,800	$32.31	2.30 years

As of September 30, 2009, there was $3.0 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 3.6 years. The Company's policy is to issue new shares to satisfy Restricted Stock Awards and incentive stock option exercises. In calculating the stock-based compensation expense related to stock awards, the Company has estimated that 5% of the outstanding unvested stock awards will forfeit each year related to employee attrition.

The Company has calculated the hypothetical additional paid-in capital (“APIC”) pool which represents excess tax benefits related to historical stock option exercises.  In future periods, excess tax benefits resulting from disqualifying dispositions of incentive stock options and the vesting of restricted stock awards will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool and then to tax expense. During the nine months ended September 30, 2009, the Company recorded a $0.1 million reduction to the APIC pool associated with tax deficiencies related to restricted stock awards.

13. COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of September 30, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million. No shares of Class B common stock were repurchased during the nine months ended September 30, 2009 and 6,070 shares of Class A common stock were repurchased during the nine months ended September 30, 2009 at a cost of $0.1 million.

As of September 30, 2009, to the Company’s knowledge, there were two shareholders of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock. In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization). In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares. As of September 30, 2009, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements. In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of September 30, 2009, to the Company’s knowledge, these shareholders owned 17.0% and 15.6%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default immediately before such payment and after giving effect to such payment. Dividends paid during the nine months ended September 30, 2009 and 2008 were as follows:

	Dividend per Share		Payment (in thousands)
	Class A	Class B	Class A	Class B
Nine Months Ended September 30, 2009:
February 1, 2009	$0.06	$0.07	$130	$642
May 1, 2009	0.06	0.07	130	642
August 1, 2009	0.06	0.07	131	641

Nine Months Ended September 30, 2008:
February 1, 2008	0.06	0.07	153	638
May 1, 2008	0.06	0.07	152	638
August 1, 2008	0.06	0.07	151	640

14.         COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three and nine months ended September 30, 2009 and 2008 consists of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) earnings	$(10,752)	$1,946	$(11,208)	$5,924
Currency translation adjustment	332	(810)	345	(6)
Increase (decrease) in unrealized gain on marketable securities - net of taxes	1,924	(2,123)	3,985	(3,460)
Reclassification adjustment for gains included in net loss, net of tax	(1,022)	-	(1,680)	-
Reclassification adjustment for impairment charge included in net earnings, net of tax	-	783	-	2,242

Comprehensive (loss) income	$(9,518)	$(204)	$(8,558)	$4,700

The components of accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 are summarized below (dollars in thousands):

	September 30,	December 31,
	2009	2008

Foreign currency translation adjustment	$2,091	$1,746
Unrealized holding gains on available-for-sale securities under SFAS No. 115, net of taxes of $1,442 and $23 as of September 30, 2009 and December 31, 2008, respectively	2,335	30
Unfunded SERP liability, net of taxes of ($606) as of September 30, 2009 and December 31, 2008	(1,588)	(1,588)

Accumulated other comprehensive income	$2,838	$188

15.           SALE OF PROPERTY

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million. In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland Management’s recommendation for a Statement of No Interest. On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest. As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million. Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs. During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable. During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008. In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey. In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million. In July 2009, the Company established a standby letter of credit for the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale. In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of September 30, 2009.

16.           NEW FINANCIAL ACCOUNTING STANDARDS

During 2009, the Company implemented an update to the accounting guidance related to earnings per share. In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share. The Company adopted this guidance effective January 1, 2009 and in accordance with the accounting guidance, all prior-period earnings per share data presented has been adjusted retrospectively to conform to the provisions of the new guidance. This adjustment did not have a material impact on prior periods presented.

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments in accordance with the accounting guidance for fair value of financial instruments. Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually. See Note 4 for the Company’s disclosures on fair value measurements.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1. With regard to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 6, 2009 (the date the Company’s financial statement are issued).

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP). Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

17.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement. See the Company’s 2008 Annual Report on Form 10-K for the details of all of Bel’s pending lawsuits. Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

The Company is a defendant in a lawsuit captioned “Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al.,” brought in Illinois Federal District Court. The plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.05 million; payment of all attorney fees; and marking of all licensed ICM's with the third-party's patent number. The Company had expected this case to proceed to trial. In order to eliminate future legal fees related to this case, a settlement was negotiated with Murata in October 2009 whereby the Company will pay a lump sum licensing fee of $2.1 million in exchange for a licensing agreement covering the past and future sales of the Company’s modular jack products. As $2.0 million of this fee was deemed to relate to product sales from prior periods, the Company included this expense in cost of sales in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

18.           RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”). GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 15.6%. However, as discussed in Note 13, GAMCO’s voting rights are currently suspended.

19.       RESTRUCTURING ACTIVITY

During July 2008, the Company announced that it would cease all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts as of December 31, 2008. The costs associated with this closure are being accounted for in accordance with the accounting guidance related to exit or disposal cost obligations. The Company incurred $0.4 million of restructuring charges during the nine months ended September 30, 2009, including $0.1 million related to severance and related benefits. The Company has been unable to sublease the facility in Westborough, Massachusetts and in light of the current real estate market, it is not anticipated that a sublease can be reasonably obtained for this facility. As a result, the Company recorded an additional charge of $0.3 million related to its facility lease obligation during the first quarter of 2009. The Company incurred $0.3 million of restructuring charges related to severance and related benefits during the three months and nine months ended September 30, 2008. These charges impacted the operating profit of the Company’s North America operating segment.

Activity and liability balances related to the restructuring charges for the nine months ended September 30, 2009 are as follows:

	Liability at	New	Cash Payments &	Liability at
	December 31, 2008	Charges	Other Settlements	September 30, 2009
Termination benefit charges	$437	$121	$(558)	$-
Facility lease obligation	524	292	(114)	702
	$961	$413	$(672)	$702

The Company has included the current portion of $0.2 million in accrued restructuring in the condensed consolidated balance sheet at September 30, 2009, and has classified the remaining $0.5 million of the liability related to the facility lease obligation as noncurrent.

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

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight-year period, the Employee fraudulently increased the balance in his 401(k) account by a total of $44,300. The Employee has not been permitted to withdraw any funds in his 401(k) account. Accordingly, in July 2009, the Company recouped the $44,300 directly from the Employee's 401(k) account. In addition, the Employee initiated special 401(k) stock distributions directly into the Employee’s IRA account representing 3,420 shares of Class B Common Stock and 65 shares of Class A Common Stock. The fair value of these shares at the time of transfer approximated $0.1 million. The Employee has returned 1,200 shares of Class B Common Stock to the Company for cancellation with a fair market value on the dates of their return of approximately $16,000. The Company contends that the withdrawal of these shares constituted a withdrawal of his Plan funds and intends to use the current balance of 6 Class A and 864 Class B shares plus $33,156 associated in the Plan with his account as partial payment of an over withdrawal from his account. The Company has demanded that the Employee return the balance to the Plan.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not been permitted to withdraw any funds from his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee.

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

During the second quarter of 2009, the Company recorded an unauthorized issuance of common stock charge of $0.9 million related to this theft. This charge was offset by $0.5 million related to the fair market value of shares returned by the Employee during the second quarter of 2009. In addition, the Company incurred $0.2 million in legal and professional fees related to this activity. These charges are included within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the nine months ended September 30, 2009, 67% of the Company’s revenues were derived from Asia, 23% from North America and 10% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 47% of the Company’s total net sales for the nine months ended September 30, 2009.  These sales are primarily driven by working closely with the Company’s customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.  The remaining revenues related to sales of the Company’s modules products (30%), interconnect products (18%) and circuit protection products (5%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent third party contractors in Asia.  Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its own manufacturing facilities in the People’s Republic of China (PRC), Glen Rock, Pennsylvania, Inwood, New York, the Dominican Republic, Mexico, and the Czech Republic.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s third quarter 2009 and/or future results include the following:

•
Increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, volatility in interest rates, investment returns, energy prices and other elements that impact commercial and end-user consumer spending are creating a highly challenging environment for Bel and its customers.

•
These weakening economic conditions have resulted in reductions in capital expenditures by end-user consumers of our products.  While we have seen an increase in the backlog of orders at the end of the third quarter, we do not anticipate a full rebound to the 2008 level of sales volume until 2011.

•
With the reduction in sales within certain of Bel’s product groups, competition will continue to increase. As a result, Bel is being faced with pricing pressures, which will impact Bel’s future profit margins.

•
Commodity prices, especially those pertaining to gold and copper, have been highly volatile.  Fluctuations in these prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
The costs of labor, particularly in the PRC where several of Bel’s factories are located, have risen significantly as a result of government mandates for new minimum wage and overtime requirements (effective April 2008).  These higher labor rates will continue to have a negative impact on Bel’s profit margins.

•	The global nature of Bel’s business exposes Bel to earnings volatility resulting from exchange rate fluctuations.

•
Toward the end of the third quarter of 2009, there has been an increase in customer demand and the Company is currently in the process of hiring additional workers to meet this increased demand for Bel’s products.   Management anticipates that this will lead to higher labor costs in the fourth quarter of 2009 and into 2010 due to training costs and production inefficiencies related to these new workers.

•
As overall demand in our industry begins to increase, our competitors have not been able to meet increased customer demand which has resulted in additional time sensitive demand for Bel’s products.  This will likely become another factor contributing to rising labor costs in future quarters, as excess overtime may be incurred to achieve these additional customer demands on a timely basis.

These factors are expected to continue into the foreseeable future.  Given the need to maintain competitive pricing while incurring higher labor costs to accommodate the recent increase in demand, the Company anticipates that its results of operations for the remainder of 2009 will be materially adversely affected by the continuing economic crisis.

Overview of Financial Results

The current market conditions have impacted the Company considerably during the three and nine months ended September 30, 2009.

During the third quarter of 2009, the Company experienced a 32.4% decrease in sales as compared to the third quarter of 2008.  This was primarily due to a reduction in demand across all product lines related to weak global economic conditions.  The Company also recorded a goodwill impairment charge of $12.9 million related to its Asia reporting unit and a $2.1 million license fee in connection with a lawsuit settlement.  These items were offset, in part, by a 23.7% reduction in selling, general and administrative expenses and a reversal of a previously established tax liability of $3.9 million during the third quarter of 2009.  The reduction in sales coupled with these and other factors resulted in a net loss of $10.8 million for the three months ended September 30, 2009.  Additional details related to these factors affecting the third quarter results are described in the Results of Operations section below.

During the nine months ended September 30, 2009, the Company experienced a 33.1% decrease in sales as compared to the same period of 2008.  In addition to the third quarter 2009 items noted above, the Company incurred $0.4 million in restructuring charges related to the closure of its Westborough, Massachusetts facility and experienced an increase in the cost of materials due to a shift in product mix.  Interest income also decreased by $1.7 million due to lower interest rates on invested balances.  These items were offset, in part, by an 18.7% reduction in selling, general and administrative expenses, lower labor costs in 2009, a $4.6 million gain on sale of property and a gain for financial reporting purposes of $1.6 million related to the sale of the Company’s investment in Power-One common stock during the nine months ended September 30, 2009.  The reduction in sales coupled with these and other factors resulted in a net loss of $11.2 million for the nine months ended September 30, 2009.  Additional details related to these factors affecting the nine month results are described in the Results of Operations section below.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  For a discussion of all of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Significant changes to critical accounting policies since the Company’s Form 10-K filing are described below.

Goodwill and Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Management has reviewed the carrying value of goodwill and other indefinite-lived intangible assets as required by the Intangibles – Goodwill and Other Topic of the Codification (as defined herein).  The identification and measurement of goodwill impairment involves the estimation of the fair value of geographic reporting units.  The estimates of fair value of geographic reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and consider other valuation techniques.  Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

During the third quarter of 2009, the Company conducted an interim impairment test related to its goodwill by operating segment, as a result of continued market declines.  As of the testing date, only the Company’s Asia and Europe operating segments had goodwill associated with them.  The Company’s fair value analysis related to the interim test was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the interim test performed in the third quarter of 2009 as compared to those assumptions utilized during the 2008 annual valuation.  Assumptions may vary by reporting unit.  The table below shows the range of assumptions utilized across the various reporting units.

Goodwill Impairment Analysis
Key Assumptions
	2009 - Interim	2008 - Annual

Income Approach - Discounted Cash Flows:
Revenue growth rates	8.8% - 18.7%	(8.9)% - 10.3%
Cost of equity capital	13.8% - 14.8%	13.0% - 13.6%
Cost of debt capital	6.0% - 6.2%	4.9% - 7.7%
Weighted average cost of capital	12.6% - 13.4%	11.0% - 13.3%

Market Approach - Multiples of Guideline Companies (a):
EBIT multiples used	7.9 - 8.9	6.0 - 10.7
EBITDA multiples used	6.3 - 7.1	5.0 - 7.5
DFNI multiples used	12.2 - 13.7	9.3 - 13.5
DFCF multiples used	8.7 - 11.0	6.4 - 7.4
Control premium (b)	16.2% - 32.0%	27.5% - 31.7%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows	75%	75%
Market Approach - Multiples of Guideline Companies	25%	25%

Definitions:
EBIT - Earnings before interest and taxes
EBITDA - Earnings before interest, taxes, depreciation and amortization
DFNI - Debt-free net income
DFCF - Debt-free cash flow

(a) Multiple range reflects multiples used throughout the North America, Asia and Europe reporting units
(b) Determined based on the industry mean control premium as published each year in MergerStat Review

The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with the Asia reporting unit was fully impaired as of the valuation date.  The reduction in expected future cash flows in Asia related to an overall reduction in projected future sales coupled with a significant decrease in projected cash flow related to working capital changes as of the third quarter 2009 testing date as compared to that utilized in the 2008 annual valuation.   Sales are projected to return to 2008 levels in 2011, with moderate growth in subsequent years.  This statement constitutes a Forward Looking Statement.  Actual results may differ, depending in part on the timing associated with the current economic recession and the impact of that recession on Bel’s customers.  Based upon the results of the interim impairment test, the Company recorded a goodwill impairment charge of $12.9 million during the third quarter of 2009.

No impairment existed at the assessment date for the Company’s Europe reporting unit; however, there can be no assurances that goodwill impairments will not occur in the future.  The valuation model utilizes assumptions which represent management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in demand for Bel’s products and a corresponding revenue decline at rates greater than management’s expectations, may lead to additional goodwill impairment charges.  Furthermore, a continued decline in the guideline company multiples may also lead to additional goodwill impairment charges.  After the impairment charge, the balance in goodwill was $2.0 million and $14.3 million at September 30, 2009 and December 31, 2008, respectively.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.7	84.1	89.4	82.5
Selling, general and administrative expenses	15.0	13.3	16.5	13.6
Impairment of goodwill	28.4	-	9.6	-
Restructuring charge	-	0.5	0.3	0.2
Gain on sale of property, plant and equipment	-	-	(3.5)	-
Realized gain (loss/impairment charge) on investment	1.4	(2.1)	1.3	(2.0)
Interest income and other, net	0.2	0.8	0.3	1.0
Earnings before benefit from income taxes	(33.5)	0.7	(10.7)	2.8
Income tax benefit	(9.8)	(2.2)	(2.4)	(0.2)
Net (loss) earnings	(23.7)	2.9	(8.4)	3.0

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase (decrease) from	Increase (decrease) from
	Prior Period	Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Net sales	(32.4)%	(33.1)%

Cost of sales	(26.3)	(27.5)

Selling, general and administrative expenses	(23.7)	(18.7)

Net loss/earnings	(652.5)	(289.2)

THREE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS
THREE MONTHS ENDED SEPTEMBER 30, 2008

Sales

Net sales decreased 32.4% from $67.0 million during the three months ended September 30, 2008 to $45.3 million during the three months ended September 30, 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weak economic conditions.

The significant components of the Company's revenues for the three months ended September 30, 2009 were magnetic products of $21.8 million (as compared with $33.9 million during the three months ended September 30, 2008), interconnect products of $8.3 million (as compared with $12.2 million during the three months ended September 30, 2008), module products of $12.6 million (as compared with $17.0 million during the three months ended September 30, 2008), and circuit protection products of $2.6 million (as compared with $3.9 million during the three months ended September 30, 2008).

Cost of Sales

Cost of sales as a percentage of net sales increased from 84.1% during the three months ended September 30, 2008 to 91.7% during the three months ended September 30, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
In order to eliminate future legal fees related to the Murata patent infringement claim against the Company, a settlement was negotiated with Murata in October 2009 whereby the Company will pay a lump sum license fee of $2.1 million in exchange for a licensing agreement covering past and future sales of Bel’s modular jack products.  As $2.0 million of this amount was deemed to relate to product sales from prior periods, this portion is included in cost of sales for the three months ended September 30, 2009.

♦
Material costs as a percentage of sales have increased from 48.2% during the three months ended September 30, 2008 to 53.5% during the three months ended September 30, 2009, primarily due to an increase in the proportion of sales of a lower-margin product line within the magnetics product group.

♦
During the three months ended September 30, 2009, support labor and depreciation and amortization were $1.3 million and $0.2 million lower, respectively, than the comparable period of 2008.  However, due to the reduction in 2009 sales volume, these fixed costs increased as a percentage of sales by 0.1% and 0.8%, respectively, as compared to the three months ended September 30, 2008.

As a partially offsetting factor, the Company experienced a reduction in labor costs during the three months ended September 30, 2009. After the Lunar New Year in February 2008, there was a significant increase in customer demand which led to the hiring of approximately 5,000 new workers, which resulted in training expenses, production inefficiencies and excessive overtime.  This drove labor costs as a percent of sales up to 18.1% during the three months ended September 30, 2008.  With lower customer demand in 2009, along with a transition of its labor intensive manufacturing operations to lower cost regions of the PRC, labor costs as a percentage of sales decreased to 13.2% during the three months ended September 30, 2009.

Included in cost of sales are research and development expenses of $2.0 million and $1.9 million for the three month periods ended September 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses (“SG&A”)

The percentage relationship of selling, general and administrative expenses to net sales increased from 13.3% during the three months ended September 30, 2008 to 15.0% during the three months ended September 30, 2009.  While the percentage of sales increased from the comparable period last year, the dollar amount of selling, general and administrative expense for the three months ended September 30, 2009 was $2.1 million (or 23.7%) lower as compared to the same period of 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $0.4 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $0.2 million, as management implemented travel restrictions beginning in the first quarter of 2009.
♦
Legal and professional fees were $0.2 million lower during the third quarter of 2009 as compared to 2008 as Bel had increased legal activity in the third quarter of 2008 associated with the closure of Bel’s Westborough, MA facility and the related lawsuit against former stockholders and key employees of Galaxy.

♦
General and administrative salaries and fringe benefits decreased as compared to the third quarter of 2008 as a result of savings of approximately $0.5 million from company-wide reductions in headcount and a reduction of $0.2 million in bonus expense, partially offset by severance expense of $0.1 million.

♦	Other reductions in SG&A of $0.7 million included reductions in various expense categories that were not individually significant.

Goodwill Impairment

During the third quarter 2009, the Company performed an interim valuation of the Company’s goodwill.  In connection with this analysis, it was determined that the goodwill associated with the Company’s Asia operating segment was impaired, primarily due to a reduction in estimated future cash flows.  The Company recorded a $12.9 million charge within its Asia operating segment related to this impairment during the third quarter of 2009.

Restructuring Charge

In July 2008, the Company announced that it would cease all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts in December 2008.  The Company incurred $0.3 million of restructuring charges related to severance and related benefits during the three months ended September 30, 2008.  See “Liquidity and Capital Resources” for further information on the restructuring charges.

Realized Gain (Loss/Impairment Charge) on Investment

During the three months ended September 30, 2009, the Company sold 684,032 shares of Power-One Inc. common stock.  As the sales proceeds exceeded the Company’s adjusted cost basis in this investment, the sale resulted in a gain for financial reporting purposes of $0.5 million which was recorded during the third quarter of 2009.  The Company also realized $0.1 million in gains associated with redemptions of its investment in the Columbia Portfolio during the three months ended September 30, 2009.  During the three months ended September 30, 2008, the Company recorded pre-tax other-than-temporary impairment charges associated with its investments in Toko, Inc. and the Columbia Portfolio of $1.3 million and $0.1 million, respectively, and minimal realized losses related to its investment in the Columbia Portfolio.

Interest Income and Other, Net

Interest income earned on cash and cash equivalents decreased by approximately $0.4 million during the three months ended September 30, 2009 as compared to the comparable period in 2008. The decrease is due primarily to significantly lower interest rates on invested balances during the three months ended September 30, 2009 as compared to 2008.

Benefit from Income Taxes

The benefit from income taxes for the three months ended September 30, 2009 was $4.4 million compared to a benefit of $1.5 million for the three months ended September 30, 2008.  The Company incurred a loss before income taxes for the three months ended September 30, 2009 versus a profit for the three months ended September 30, 2008 which resulted in $15.7 million lower earnings before income taxes during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The Company’s effective tax rate, the income tax (benefit) as a percentage of (loss) income before benefit from income taxes, was (29.2)% and (293.1)% for the three months ended September 30, 2009 and September 30, 2008, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The tax benefit for the three months ended September 30, 2009 is principally attributable to the expiration of certain statutes of limitations which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million offset in part by an increase in the liability for uncertain tax positions in the amount of $0.9 million during the quarter ended September 30, 2009.  Additionally, the Company settled a lawsuit during the quarter ended September 30, 2009 which resulted in a tax benefit of $0.8 million.  This was offset, in part, by losses in the Far East, principally related to the impairment of goodwill, with minimal tax benefit.  During the quarter ended September 30, 2008, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million.  This was offset, in part, by certain changes in estimates for prior year taxes arising from the finalization of the 2007 tax returns together with the resolution of the Bel Fuse, Inc. State of New Jersey tax examination in the total amount of $0.5 million.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS
NINE MONTHS ENDED SEPTEMBER 30, 2008

Sales

Net sales decreased 33.1% from $200.3 million during the nine months ended September 30, 2008 to $134.1 million during the nine months ended September 30, 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weak economic conditions.

The significant components of the Company's revenues for the nine months ended September 30, 2009 were magnetic products of $62.7 million (as compared with $90.5 million during the nine months ended September 30, 2008), interconnect products of $23.7 million (as compared with $38.5 million during the nine months ended September 30, 2008), module products of $40.7 million (as compared with $58.9 million during the nine months ended September 30, 2008), and circuit protection products of $7.0 million (as compared with $12.4 million during the nine months ended September 30, 2008).

Cost of Sales

Cost of sales as a percentage of net sales increased from 82.5% during the nine months ended September 30, 2008 to 89.4% during the nine months ended September 30, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
In order to eliminate future legal fees related to the Murata patent infringement claim against the Company, a settlement was negotiated with Murata in October 2009 whereby the Company will pay a lump sum license fee of $2.1 million in exchange for a licensing agreement covering past and future sales of Bel’s modular jack products.  As $2.0 million of this amount was deemed to relate to product sales from prior periods, this portion is included in cost of sales for the nine months ended September 30, 2009.

♦
Material costs as a percentage of sales have increased from 50.6% during the nine months ended September 30, 2008 to 56.4% during the nine months ended September 30, 2009.  Bel manufactures a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales attributable to this product has increased to 13% of total sales for the nine months ended September 30, 2009 as compared to 11% of total sales in the same period in 2008, mainly due to relatively larger revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins due to their higher material content, and the Company’s average gross profit percentage will likely decrease as these sales continue to account for an increasing proportion of total sales.

♦
Included in cost of sales are research and development expenses of $6.1 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively.   The increase in research and development expenses during the nine months ended September 30, 2009 was primarily related to Bel’s power products and new integrated connector modules.

♦
During the nine months ended September 30, 2009, support labor and depreciation and amortization were $2.3 million and $0.4 million lower, respectively, than the comparable period of 2008.  However, due to the reduction in 2009 sales volume, these fixed costs increased as a percentage of sales by 1.3% and 0.9%, respectively, as compared to the nine months ended September 30, 2008.

♦
As a partially offsetting factor, the Company experienced a reduction in labor costs during the nine months ended September 30, 2009. After the Lunar New Year in February 2008, there was a significant increase in customer demand which led to the hiring of approximately 5,000 new workers, which resulted in training expenses, production inefficiencies and excessive overtime.  This drove labor costs as a percent of sales up to 14.8% during the nine months ended September 30, 2008.  With lower customer demand in 2009, along with a transition of its labor intensive manufacturing operations to lower cost regions of the PRC, labor costs as a percentage of sales decreased to 10.5% during the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

The percentage relationship of selling, general and administrative expenses to net sales increased from 13.6% during the nine months ended September 30, 2008 to 16.5% during the nine months ended September 30, 2009.  While the percentage of sales increased from last year, the dollar amount of selling, general and administrative expense for the nine months ended September 30, 2009 was $5.1 million (or 18.7%) lower as compared to the same period of 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $1.8 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $0.7 million, as management implemented travel restrictions beginning in the first quarter of 2009.
♦
General and administrative salaries and fringe benefits decreased as compared to the same period in 2008 as a result of savings of approximately $1.4 million from company-wide reductions in headcount and a reduction of $0.4 million in bonus expense, partially offset by severance expense of $0.4 million.

♦	Other selling costs were $0.4 million lower as compared to the same period in 2008 due to a reduction in sales and marketing expenses in Europe as well as lower freight expenses globally.
♦	The Company recorded charges totaling $0.5 million for compensation expense and fees related to the unauthorized issuance of stock.
♦	Other reductions in SG&A of $1.3 million included reductions in various other expense categories that were not individually significant.

Goodwill Impairment

During the third quarter 2009, the Company performed an interim valuation of the Company’s goodwill.  In connection with this analysis, it was determined that the goodwill associated with the Company’s Asia operating segment was impaired, primarily due to a reduction in estimated future cash flows.  The related impairment charge of $12.9 million is included in the Company’s statements of operations for the nine months ended September 30, 2009.

Restructuring Charge

In July 2008, the Company announced that it would cease all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts in December 2008.  The Company incurred restructuring charges consisting of $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the nine months ended September 30, 2009 and $0.3 million of severance and related benefits during the nine months ended September 30, 2008.  See “Liquidity and Capital Resources” for further information on the restructuring charges.

Sale of Property, Plant and Equipment

During the nine months ended September 30, 2009, the Company recognized a previously deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Realized Gain (Loss/Impairment Charge) on Investment

During the nine months ended September 30, 2009, the Company sold 3,725,425 shares of Power-One Inc. common stock.  As the sales proceeds exceeded the Company’s adjusted cost basis in this investment, the sale resulted in a gain for financial reporting purposes of $1.6 million which was recorded during the nine months ended September 30, 2009. The Company also realized $0.2 million in gains associated with redemptions of its investment in the Columbia Portfolio during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company recorded a pre-tax other-than-temporary impairment charges associated with its investments in Toko, Inc. and the Columbia Portfolio of $3.6 million and $0.4 million, respectively, and minimal realized losses related to its investment in the Columbia Portfolio.

Interest Income and Other, Net

Interest income earned on cash and cash equivalents decreased by approximately $1.7 million during the nine months ended September 30, 2009, as compared to the comparable period in 2008. The decrease is due primarily to significantly lower interest rates on invested balances during the nine months ended September 30, 2009 as compared to 2008.

Benefit from Income Taxes

The benefit from income taxes for the nine months ended September 30, 2009 was $3.2 million compared to $0.4 million for the nine months ended September 30, 2008.  The Company incurred a loss before income taxes for the nine months ended September 30, 2009 versus a profit for the nine months ended September 30, 2008 which resulted in $19.9 million lower earnings before income taxes during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The Company’s effective tax rate, the income tax (benefit) as a percentage of (loss) income before benefit from income taxes, was (22.2)% and (7.1)% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The increase in the effective tax benefit during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is attributable to a disproportionately high amount of earnings before taxes in North America due to the gain on sale of property described above and losses in the Far East, principally related to the impairment of goodwill, with minimal tax benefit as compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $0.9 million during the nine months ended September 30, 2009.  Additionally, the Company settled a lawsuit during the third quarter of 2009 which resulted in a tax benefit of $0.8 million.  During the nine months ended September 30, 2008, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $2.3 million.  This was offset, in part, by certain changes in estimates for prior year taxes arising from the finalization of the 2007 tax returns together with the resolution of the Bel Fuse, Inc. State of New Jersey tax examination in the total amount of $0.5 million.

Inflation and Foreign Currency Exchange

During the past two years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar or the Chinese Renminbi.  The Chinese Renminbi appreciated in value (approximately 2.2%) during the nine months ended September 30, 2009 as compared with the same period of 2008.  Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars.  Settlement of such transactions resulted in net realized and unrealized currency exchange gains of $0.1 million and losses of $0.3 million for the nine months ended September 30, 2009 and 2008, respectively, which were included in income from operations.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation gains of $0.3 million for the nine months ended September 30, 2009 and a minimal amount of losses for the nine months ended September 30, 2008.  These amounts are included in accumulated other comprehensive income.  Any change in the linkage of the U.S. dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of September 30, 2009.  At that date, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of September 30, 2009.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at September 30, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

For information regarding further commitments under the Company's operating leases, see Note 15  of Notes to the Company's consolidated financial statements in the Company's 2008 Annual Report on Form 10-K.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland’s Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and, during the first quarter of 2009, the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.   In July 2009, the Company established a standby letter of credit for the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of September 30, 2009.

Columbia Strategic Cash Portfolio (“Columbia Portfolio”):

At September 30, 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which is an enhanced cash fund sold as an alternative to money-market funds.  In December 2007, due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and it was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.

 Since the announcement of the liquidation in December 2007, the Company has received cash redemptions totaling $23.1 million through September 30, 2009 (including $2.2 million and $4.2 million during the three and nine months ended September 30, 2009, respectively) at a weighted-average net asset value (NAV) of $.9449 per unit.  As of September 30, 2009, the Company holds 1.3 million units with a book value of $1.1 million, which approximates the fair value of this investment at that date.  The Company recorded gains on redemptions of $0.1 million and $0.2 million during the three and nine months ended September 30, 2009, respectively, for financial reporting purposes.  As of September 30, 2008, the Company held 8.6 million units with a book value and fair value of $8.2 million.  The Company recorded minimal losses on redemptions in the comparable periods of 2008.  Due to the restrictions placed on these investments, the balance in the Columbia Portfolio as of September 30, 2009 is categorized as an other investment on the accompanying condensed consolidated balance sheet, allocated into short-term and long-term based on the projected redemption schedule as issued by the portfolio manager.  The information and the markets relating to these investments remain dynamic.  There may be further declines in the value of these investments, in the value of the collateral held by these entities, and in the liquidity of the Company’s investments.  To the extent that the Company determines that there is a further decline in fair value, the Company may recognize impairment charges in future periods up to the aggregate carrying amount of these investments.

Toko, Inc. (“Toko”):

As of September 30, 2009, the Company owned a total of 1,840,919 shares, or to the Company’s knowledge approximately 1.9% of the outstanding shares, of the common stock of Toko.  Toko develops, manufactures and sells power supply related components and radio frequency related components primarily in Japan.  Toko had a market capitalization of approximately $155.0 million as of September 30, 2009.   These shares are reflected on the Company’s condensed consolidated balance sheets as marketable securities.  These marketable securities are classified as available for sale.  During the nine months ended September 30, 2008, the Company recorded impairment charges totaling $3.6 million related to this investment.  At September 30, 2009 and December 31, 2008, this investment had an adjusted basis of $2.0 million, and a fair market value of $2.9 million and $2.1 million, respectively.  The gross unrealized gain of $0.9 million and $0.1 million at September 30, 2009 and December 31, 2008, respectively, is included, net of tax, in accumulated other comprehensive income (loss).

Power-One, Inc. (“Power-One”):

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock representing, to the Company’s knowledge, 8.4% of Power-One’s outstanding common stock, at a total purchase price of $14.1 million ($1.92 per share).  Power-One’s common stock is quoted on the NASDAQ Global Market.  Power-One is a designer and manufacturer of power conversion and power management products.  During the nine months ended September 30, 2009, the Company sold 3,725,425 shares of its Power-One common stock at an aggregate fair market value of $6.1 million, resulting in a gain of $1.6 million for financial reporting purposes.  As of September 30, 2009, the Company owned 3,613,573 shares of Power-One common stock, representing, to the Company’s knowledge, 4.1% of Power-One’s outstanding common stock.  At September 30, 2009, this investment had an adjusted basis of $4.3 million ($1.19 per share) and a fair market value of $7.0 million ($1.95 per share).  The gross unrealized gain at September 30, 2009 of $2.7 million is included, net of income tax, in accumulated other comprehensive income in stockholders’ equity.

CDARS:

As December 31, 2008, the Company had a total of $4.9 million invested in certificates of deposit (CDs) through Stephens, Inc., with whom the Company has an investment banking relationship.  These investments are part of the Certificate of Deposit Account Registry Service (CDARS) program whereby the funds are invested with various banks in order to achieve FDIC insurance on the full invested amount.  Due to the varying maturities of these CDs, $2.0 million of the total investment was classified as cash equivalents at December 31, 2008.  As of September 30, 2009, these CDs had not been renewed and the related money market funds were classified as a cash equivalent.

Stock Repurchases

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of September 30, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the nine months ended September 30, 2009 and 6,070 shares of Class A common stock were repurchased during the nine months ended September 30, 2009 at a cost of $0.1 million.

Cash Flows

During the nine months ended September 30, 2009, the Company's cash and cash equivalents increased by $41.1 million, reflecting approximately $31.8 million provided by operating activities. This resulted primarily from a reduction in 2009 sales volume and the associated decrease in purchasing of raw materials and overall reduction in manufacturing of finished products which led to a $15.7 million decrease in accounts receivable and a $16.8 million decrease in inventory on hand as compared to those balances at December 31, 2008.  Other factors contributing to the overall increase in cash and cash equivalents at September 30, 2009 included $4.2 million from the partial redemption of the Columbia Portfolio, $1.5 million of proceeds from the cash surrender value of company-owned life insurance policies, $8.9 million from the sale of marketable securities and $2.6 million of proceeds from the sale of property, plant and equipment, offset, in part, by $1.4 million for the purchase of property, plant and equipment, $0.1 million for the repurchase of the Company’s common stock, $3.5 million for the purchase of marketable securities, $0.4 million for payment of an acquisition and $2.3 million for payments of dividends.  The remaining reduction in cash and cash equivalent relates to $0.2 million which was reclassified as restricted cash as of September 30, 2009.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 64.3% and 53.0% of the Company's total assets at September 30, 2009 and December 31, 2008, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 7.3 to 1 and 6.5 to 1 at September 30, 2009 and December 31, 2008, respectively.

During the current worldwide financial downturn, the Company believes that several of its vendors, particularly those located in Asia, are seeking to shorten established credit terms or eliminate credit entirely.

During the nine months ended September 30, 2009, the Company paid $0.7 million in cash for severance and related benefits in connection with the closure of the Company’s Westborough, Massachusetts facility in December 2008, and recorded additional restructuring charges of $0.3 million related to  charges associated with its facility lease obligation and $0.1 million of severance and related benefits.

New Financial Accounting Standards

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009 and in accordance with the accounting guidance, all prior-period earnings per share data presented has been adjusted retrospectively to conform to the provisions of the new guidance.  This adjustment did not have a material impact on prior periods presented.

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments in accordance with the accounting guidance for the fair value of financial instruments.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  See Note 4 in the notes to condensed consolidated financial statements for the Company’s disclosures on fair value measurements.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regard to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 6, 2009 (the date the Company’s financial statement are issued).

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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

The Company’s investment in the Columbia Portfolio has also been sensitive to market volatility.  As of September 30, 2009, the Company owned 1.3 million units in the Columbia Portfolio with a fair market value of $1.1 million.  While the NAV associated with this investment has remained consistent over the nine months ended September 30, 2009, the portfolio manager of this fund has extended the projected timeline of liquidations for approximately 1% of the original unit balance beyond September 30, 2010, noting that no reliable estimate of the schedule for redemption for that portion of the assets can be provided, including when or if it will occur.  Most of the remaining securities in this category are comprised of securities that are in default, extremely impaired or have significantly extended weighted-average lives.  While the NAV at September 30, 2009 was $0.8829 per share, the Company cannot predict the NAV at which the remaining units will ultimately be redeemed.  If the NAV were to decline by $0.09 per unit (10% of the NAV at September 30, 2009), the net impact to the Company’s results of operations and cash flows would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $0.1 million.

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

•
With respect to the Company's 401(k) plan, the Company has determined that over the same approximate eight-year period, the Employee fraudulently increased the balance in his 401(k) account by a total of $44,300. The Employee has not been permitted to withdraw any funds in his 401(k) account. Accordingly, in July 2009, the Company recouped the $44,300 directly from the Employee's 401(k) account.  In addition, the Employee initiated special 401(k) stock distributions directly into the Employee’s IRA account representing 3,420 shares of Class B Common Stock and 65 shares of Class A Common Stock.  The fair value of these shares at the time of transfer approximated $0.1 million.  The Employee has returned 1,200 shares of Class B Common Stock to the Company for cancellation with a fair market value on the dates of their return of approximately $16,000.  The Company contends that the withdrawal of these shares constituted a withdrawal of his Plan funds and intends to use the current balance of 6 Class A and 864 Class B shares plus $33,156 associated in the Plan with his account as partial payment of an over withdrawal from his account.  The Company has demanded that the Employee return the balance to the Plan.

•
With respect to the Company's profit-sharing plan, the Company has determined that the Employee diverted to his account a total of $3,600 credited to the account of an employee whose employment had terminated and who therefore was about to forfeit his profit-sharing interest. The Employee has not been permitted to withdraw any funds from his profit-sharing account. The Company intends to recoup such $3,600 directly from the Employee.

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

•
Management recommended to the Company's Compensation Committee that no stock options or restricted stock be granted by the Company until such time as the Audit Committee determines that enhanced controls have been implemented or are not necessary. The Company’s Audit Committee has reviewed the enhancements to the control procedures implemented during the second quarter of 2009 and cleared the Company for future issuances of stock options and restricted stock.

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

The Company is a defendant in a lawsuit captioned “Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al.,” brought in Illinois Federal District Court. The plaintiff claims that its patent covers all of the Company's modular jack products. That party had previously advised the Company that it was willing to grant a non-exclusive license to the Company under the patent for a 3% royalty on all future gross sales of ICM products; payment of a lump sum of 3% of past sales including sales of applicable Insilco products; an annual minimum royalty of $0.05 million; payment of all  attorney  fees; and  marking of all  licensed ICM's with the  third-party's patent number. The Company had expected this case to proceed to trial.  In order to eliminate future legal fees related to this case, a settlement was negotiated with Murata in October 2009 whereby the Company will pay a lump sum licensing fee of $2.1 million in exchange for a licensing agreement covering the past and future sales of the Company’s modular jack products.  As $2.0 million of this fee was deemed to relate to product sales from prior periods, the Company included this expense in cost of sales in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

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

Dated: November 6, 2009

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