Form 10-K
period 2009-12-31
BEL FUSE INC /NJ
filed 2010-03-12
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                              to                                       & #160;

Commission File Number:	0-11676

BEL FUSE INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street	Jersey City, New Jersey	07302
(Address of principal executive offices)		(Zip Code)

(201) 432-0463
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Class A Common Stock, $0.10 par value; Class B Common Stock, $0.10 par value

Securities registered pursuant to Section 12(g) of the Act:  None

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009) was $164.7 million.

Number of shares of Common Stock outstanding as of March 10, 2010: 2,174,912 Class A Common Stock; 9,464,343 Class B Common Stock

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference into Part III.

BEL FUSE INC.

INDEX

BEL FUSE INC.

INDEX (Con't)

		Page
Part III (Con't)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	48

Item 14.	Principal Accountant Fees and Services	49

Part IV

Item 15.	Exhibits, Financial Statement Schedule	50

Signatures		53

*Page F-1 follows page 44

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

PART I

Item 1.   Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company is primarily engaged in the design, manufacture and sale of products used in networking, telecommunications, high speed data transmission and consumer electronics.  Products include magnetics (discrete components, power transformers and MagJack® integrated connectors), modules (power conversion and integrated modules), circuit protection (miniature, micro and surface mount fuses) and interconnect devices (passive jacks, plugs and cable assemblies).  While these products are deployed primarily in the computer, networking and telecommunication industries, Bel’s  portfolio of products also finds application in the automotive, medical and consumer electronics markets.   These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.

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

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, which are geographic in nature. Bel’s principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates other facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 11 of the notes to consolidated financial statements.

The terms “Company” and “Bel” as used in this Annual Report on Form 10-K refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

Product Groups

The Company has set forth below a description of its product groups as of December 31, 2009. For information regarding an acquisition (Cinch Connectors) made by the Company subsequent to December 31, 2009, see “—Acquisitions” below.

Magnetics
•	MagJack® integrated connector modules
•	Diplexer and triplexer filters
•	Power transformers
•	Discrete components

The Company produces MagJack® integrated connector modules. These devices integrate RJ45 and/or USB connectors with discrete magnetic components to provide a more robust part that allows customers to substantially reduce board space and inventory requirements. MagJack® provides the signal conditioning, electromagnetic interference suppression and signal isolation for networking, telecommunications, and broadband applications. These connectors are designed for network speeds from 10/100Base-T to 10GBase-T and include options for Power over Ethernet (PoE) capability.

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

Power transformer products include standard and custom designs produced by the Company’s Signal Transformer division. Manufactured for use in alarm, security, motion control, elevator, medical products and many other industries, Signal’s designs are available in PC mount, chasses mount, surface mount and toroidal footprints. These devices are designed to comply with the international safety standards governing transformers including UL, CSA, IEC, TUV, and VDE.

Discrete magnetic components comprise Bel’s legacy product group, which includes transformers and chokes for use in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through network equipment, helping to ensure accurate data/voice/video transmission.

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

The Company has expanded its line of modules designed to support data transmission over existing power lines including next generation HomePlug® AV powerline applications. Typically deployed in home-based communication/entertainment devices such as Set Top Boxes (STBs), DSL modems, home theaters, HDTVs motherboards, and IPTV equipment, Bel’s modules incorporate the silicon required to enable powerline functionality, supporting a lower cost of ownership within a reduced footprint. Bel’s powerline modules are also being integrated in smart meters and appliances to support emerging Smart Grid technology developments.

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

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Applications
Magnetics
MagJack® Integrated Connectors	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus, home networking, and cable modem applications.
Diplexer and Triplexer Filters	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission with maximum throughput.	Home networking, set top box, and cable modem applications including high bandwidth video transmission and triple play applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.
Discrete Components	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to other DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers, and peripherals.
Integrated Modules	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
Broadband, home networking, set top boxes, HDTV, and telecom equipment supporting ISDN, T1/E1 and DSL technologies. Also integrated in smart meters and appliances in support of developing Smart Grid technology.

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

On January 29, 2010, the Company completed the acquisition of Cinch Connectors (“Cinch”) from Safran S.A. for approximately $37.5 million in cash plus approximately $1.5 million for the assumption of certain expenses.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The Company believes that the addition of Cinch’s well-established lines of connector and cable products and extensive customer base will provide Bel with immediate access to the large and growing aerospace and military markets and will strengthen Bel’s position as a one-stop supplier of high-performance computing, telecom and data products.  In addition to these strategic synergies, there is a significant opportunity for expense reduction and the elimination of redundancies.  The combination of these factors and Bel’s ability to leverage its existing product line have given rise to the provisional amount of goodwill detailed below.

While the initial accounting related to this business combination is not complete as of the filing date of this Form 10-K, the following table depicts the Company’s estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired (in thousands):

Consideration

Cash	$39,755
Assumption of change-in-control payments	747
Fair value of total consideration transferred	$40,502

Acquisition-related costs (included in selling, general and administrative expense for the year ended December 31, 2009)	$605

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$660
Accounts receivable	6,910
Inventory	7,548
Other current assets	803
Property, plant and equipment	9,345	(a)
Intangible assets	2,528	(b)
Other assets	192
Accounts payable	(2,923)
Accrued expenses and other current liabilities	(2,932)
Total identifiable net assets	$22,131

Goodwill	$18,371	(c)

(a)  As of the filing date, the appraisal related to the building acquired was received and the fair value of the building is included in this amount; however, the appraisals related to machinery and equipment acquired were incomplete as of the filing date and as such, this amount only includes the carrying value of those assets.

(b) The Company has identified various intangible assets, including customer lists, license agreements, non-compete agreements, in-process research and development, and other intellectual property, that are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing, and the amounts noted above only represent the carrying value of the intangible assets on Cinch's balance sheet as of the acquisition date.

(c) The amount of goodwill is provisional as of the filing date, as appraisals related to property, plant and equipment, and various intangible assets are still underway.  As the final amount of goodwill has not yet been determined or allocated by country, the Company is unable to determine at this time the portion of goodwill, if any, that will be deductible for tax purposes.

On July 1, 2009, the Company acquired all of the outstanding shares of Winsonko (Guangxi Pingguo) Electron Co., Ltd. for $0.5 million in cash, including an immaterial amount of transaction costs.  The company was renamed Bel Pingguo Ltd. (“Bel Pingguo”).

Sales and Marketing

The Company sells its products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2009, the Company had a sales and support staff of 57 persons that supported a network of 68 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $7.8 million, $7.4 million and $7.2 million, respectively.

Competition

The Company operates in a variety of markets, all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of Bel’s products.

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

Associates

As of December 31, 2009, the Company had 2,674 full-time associates. The Company employed 457 people at its North American facilities, 2,152 people at its Asian facilities and 65 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the People’s Republic of China (PRC) are represented by unions. At December 31, 2009, 28 of our workers in the New York facility were previously covered by a collective bargaining agreement which expired on September 30, 2009.  These associates have continued to work and contract negotiations are currently underway.  The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's estimated value of the backlog of orders as of February 28, 2010 was approximately $125.6 million, including $19.9 million related to the Cinch acquisition, as compared with a backlog of $35.5 million as of February 28, 2009.  Management expects that all of the Company's backlog as of February 28, 2010 will be shipped by December 31, 2010. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from August 10, 2010 to May 15, 2027.

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

a)           The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasingly putting pressure on suppliers to lower prices. Our profits suffer if we are not able to reduce our costs of production, induce technological innovations as sales prices decline, or pass through cost increases to customers.

b)           Any drop in demand or increase in supply of our products could cause a dramatic drop in our average sales prices which in turn could result in a decrease in our gross margins.  In addition, a shift in product mix could have a favorable or unfavorable impact on our gross margins, depending upon the underlying raw material content and labor requirements of the associated products.

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

The global financial crisis has caused customer demand for our product to be highly volatile during 2009, which has materially adversely impacted Bel as we are continually challenged to bring workforce and leadtimes in line with customer demand.

The global financial crisis materially adversely impacted Bel’s financial results during 2009.  Bel experienced a severe reduction in customer demand beginning in the fourth quarter of 2008 and the reduced demand continued through mid 2009.  Bel implemented a significant reduction in workforce as we brought production levels in line with customer demand.  In the fourth quarter of 2009, customer demand for our products increased in excess of our ability and that of our wire wound component suppliers to hire manufacturing labor and our ability to source enough components and raw materials to meet their increased demand.  The ongoing shortage of labor, raw materials and components in the PRC will continue to have an adverse effect on our business and financial condition to an extent that we currently cannot predict.

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

A significant portion of our growth is from acquisitions. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.  Integration of new acquisitions into our consolidated operations may result in lower average operating results for the group as a whole, and may divert management’s focus from the ongoing operations of the Company during the integration period.

If our acquisitions fail to perform up to our expectations, or if the value of goodwill decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of assets.  The Company recorded charges of $12.9 million and $14.1 million related to the impairment of goodwill during the years ended December 31, 2009 and 2008, respectively.  In addition, a total of $0.7 million of fixed asset impairments was recorded during the fourth quarter of 2008.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. On January 29, 2010, the Company acquired Cinch as previously described in the Acquisitions section of this Form 10-K.  Our inability to achieve our expectations with respect to the Cinch acquisition or future acquisitions could have a material and adverse effect on our results of operations.

If we were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or financed in part through bank borrowings or the issuance of public or private debt or equity. The acquisition of Cinch was funded with cash on hand.  If we borrow money to finance future acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants.  Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and we may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over our existing common stock.

We are exposed to weaknesses in international markets and other risks inherent in foreign trade.

We have operations in six countries around the world outside the United States, and approximately 79% of our revenues during 2009 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest, medical epidemic and natural disasters.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries in which we operate.  The decoupling of the Chinese Renminbi from the U.S. dollar has and will continue to increase financial risk.  In addition, with the acquisition of Cinch, the Company will have additional exposure to foreign currency risks associated with the Mexican Peso as there is now a large labor force in Mexico.

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

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC are represented by unions.  In addition, factory workers located in the United Kingdom and Mexico brought over with the Cinch acquisition are represented by labor unions.

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

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes; employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and, responsibility for disposal of products or product packaging. More stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

We may face risks relating to climate change that could have an adverse impact on our business.

Greenhouse gas (“GHG”) emissions have increasingly become the subject of substantial international, national, regional, state and local attention.  GHG emission regulations have been promulgated in certain of the jurisdictions in which we operate, and additional GHG requirements are in various stages of development.  Such measures could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase our operating costs.  Any additional regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business.

Our results may vary substantially from period to period.

Our revenues and expenses may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, our product mix, the volatility of raw material costs and general market and economic conditions.  Such variations could significantly impact our stock price.

A shortage of availability or an increase in the cost of raw materials and components may adversely impact our ability to procure high quality raw materials at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and may be constrained by supplier capacity.

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

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.  In connection with a patent infringement lawsuit discussed in Item 3. Legal Proceedings, the Company paid a lump sum licensing fee of $2.1 million during 2009 in exchange for a licensing agreement covering past and future sales of the Company’s MagJack® integrated connector products.

Our investments in marketable securities could have a negative impact on our profitability.

As part of our acquisition strategies, we may from time to time acquire equity positions in companies that could be attractive acquisition candidates or could otherwise be potential co-venturers in potential business transactions with us.  While the Company does not have a material amount of marketable securities at December 31, 2009,  market declines occurring subsequent to any future investments could have a negative impact on our profitability.

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2010, to the Company’s knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2010, to the Company's knowledge, these shareholders owned 20.1% and 17.1%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%. Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of Common Stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2010, Daniel Bernstein, the Company's chief executive officer, beneficially owned 93,555 Class A common shares (or 6.8%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 140,000 Class A common shares (or 10.3%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (including Daniel Bernstein) beneficially owned 243,779 Class A common shares (or 17.6%) of the outstanding Class A common shares whose voting rights were not suspended.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space.  During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.  In July 2009, the Company established a standby letter of credit for the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of December 31, 2009.  This compensating balance will be reduced to less than $0.1 million upon its renewal in July 2010.

Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

The Company operated 11 manufacturing facilities in 6 countries as of December 31, 2009.    The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2009.
Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's
Republic of China	346,000	Leased	61%
Zhongshan, People's
Republic of China	386,000	Leased	70%
Zhongshan, People's
Republic of China	117,000	Owned	100%
Zhongshan, People's
Republic of China	78,000	Owned	100%
Pingguo, People's
Republic of China	122,000	Leased	84%
Hong Kong	43,000	Owned	7%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	39,000	Leased	60%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%

	1,296,000

Of the space described above, 122,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 265,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.  Manufacturing operations at the Westborough, Massachusetts facility ceased at the end of 2008 and as a result, 14,430 square feet at this facility remains unoccupied as of December 31, 2009 and is excluded from the table above.  Approximately 28% of the 1.4 million square feet the Company occupies is owned while the remainder is leased.    See Note 15 of the notes to consolidated financial statements for additional information pertaining to leases.

With the acquisition of Cinch in January 2010, the Company acquired four additional facilities.  The facility in Lombard, Illinois is used for administrative and research and development functions.  The three remaining facilities are additions to the above table of Bel manufacturing facilities in 2010:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Vinita, Oklahoma	87,000	Owned	53%
Reynosa, Mexico	77,000	Leased	56%
Worksop, England (a)	52,000	Leased	28%

	216,000

(a) Approximately 58% of the Worksop facility is designated for manfacturing use, but 30% is currently idle

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC and the Dominican Republic will affect its contractual arrangements in the PRC or labor relationships in the Dominican Republic.  A significant portion of the Company's manufacturing operations and approximately 43% of its identifiable assets are located in Asia.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.

The Company was a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al., brought in Illinois Federal District Court. The plaintiff claimed that its patent covers all of the Company's MagJack® integrated connector products. The Company had expected this case to proceed to trial.  In order to eliminate future legal fees related to this case, a settlement was negotiated with Murata in October 2009 whereby the Company paid a lump sum licensing fee of $2.1 million in exchange for a licensing agreement covering the past and future sales of the Company’s MagJack® integrated connector products.  As $2.0 million of this fee was deemed to relate to product sales from prior periods, the Company included this expense in cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2009.  The Court issued an Order of Dismissal on November 4, 2009.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.  As of December 31, 2009, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.             Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity and Related
     Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s voting Class A Common Stock, par value $0.10 per share, and  non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively),  are traded on the NASDAQ Global Select Market.  The following table sets forth the high and low sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2009
First Quarter	$18.19	$7.00	$21.94	$8.79
Second Quarter	15.33	10.80	17.75	12.44
Third Quarter	19.30	12.85	20.65	14.78
Fourth Quarter	20.70	16.80	22.11	17.23

Year Ended December 31, 2008
First Quarter	$34.44	$24.73	$30.75	$24.61
Second Quarter	32.00	25.01	30.83	23.80
Third Quarter	31.09	25.07	31.50	21.86
Fourth Quarter	28.16	10.04	29.69	11.95

The Common Stock is reported under the symbols BELFA and BELFB in the NASDAQ Global Select Market.  Effective September 1, 2010, the NASDAQ will be converting the format of all 5-character trading symbols.  As such, the Company’s Common Stock will be reported under the symbols BELF.A and BELF.B after such date.

(b)     Holders

As of February 28, 2010, there were 73 registered shareholders of the Company's Class A Common Stock and 193 registered shareholders of the Company’s Class B Common Stock.  As of February 28, 2010, the Company estimates that there were 787 beneficial shareholders of the Company’s Class A Common Stock and approximately 1,950 beneficial shareholders of  the Company’s Class B Common Stock. At February 28, 2010, to the Company’s knowledge, there were two shareholders of the Company’s Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 37.2% of the Company’s outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)     Dividends

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.  Dividends paid during the years ended December 31, 2009 and 2008 were as follows:

	Dividend per Share		Total Dividend Payment (in 000’s)
	Class A	Class B	Class A	Class B
Year Ended December 31, 2009
February 1, 2009	$0.06	$0.07	$130	$642
May 1, 2009	0.06	0.07	130	642
August 1, 2009	0.06	0.07	131	641
November 1, 2009	0.06	0.07	131	691

Year Ended December 31, 2008
February 1, 2008	$0.06	$0.07	$153	$638
May 1, 2008	0.06	0.07	152	638
August 1, 2008	0.06	0.07	151	640
November 1, 2008	0.06	0.07	131	689

On February 1, 2010, the Company paid a $0.06 and $0.07 per share dividend to all shareholders of record at January 15, 2010 of Class A and Class B Common Stock, respectively, in the total amount of $0.1 million and $0.6 million, respectively.  The Company currently anticipates paying dividends quarterly in the future.

(d)     Issuer Purchases of Equity Securities

As of December 31, 2009, the Company had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million and had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million.  A total of 6,070 shares of Class A common stock were repurchased during the year ended December 31, 2009 at a cost of $0.1 million.  No shares of Class A common stock were repurchased during the fourth quarter of 2009.  No shares of Class B common stock were repurchased during the year ended December 31, 2009.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands of dollars, except per share data)

Selected Statements of Operations Data:

Net sales	$182,753	$258,350	$259,137	$254,933	$215,916
Cost of sales (f)	161,454	217,079	203,007	192,985	156,147
Selling, general and administrative expenses (g)	30,055	36,093	36,117	37,800	33,152
Impairment of assets (b) (d)	12,875	14,805	-	-	-
Restructuring charges (c)	413	1,122	-	-	-
Gain on sale of property, plant and equipment	(4,693)	-	(5,499)	-	-
Casualty loss (a)	-	-	-	1,030	-
Interest income and other, net	527	2,454	4,046	2,780	1,098
Gain (loss/impairment charge) on investments (e)	7,129	(10,358)	2,146	5,150	-
(Loss) earnings before provision for income taxes	(9,695)	(18,653)	31,704	31,048	27,715
Income tax (benefit) provision	(1,385)	(3,724)	5,368	5,845	7,482
Net (loss) earnings	(8,310)	(14,929)	26,336	25,203	20,233
(Loss) earnings per Class A common share - basic	(0.71)	(1.25)	2.11	2.03	1.67
(Loss) earnings per Class A common share - diluted	(0.71)	(1.25)	2.11	2.03	1.67
(Loss) earnings per Class B common share - basic	(0.72)	(1.28)	2.25	2.16	1.79
(Loss) earnings per Class B common share - diluted	(0.72)	(1.28)	2.24	2.15	1.77
Cash dividends declared per Class A common share	0.24	0.24	0.20	0.16	0.16
Cash dividends declared per Class B common share	0.28	0.28	0.24	0.20	0.20

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands of dollars, except percentages)

Selected Balance Sheet Data and Ratios:

Working capital	$167,833	$163,985	$173,171	$144,677	$128,203
Total assets	245,946	261,784	293,860	268,497	242,056
Long term debt	-	-	-	-	-
Stockholders' equity	208,932	217,773	244,527	222,150	201,577
Return on average total assets (h)	-3.32%	-5.17%	9.34%	9.65%	8.83%
Return on average stockholders' equity (h)	-3.88%	-6.23%	11.30%	11.81%	10.75%

(a)
During 2006, the Company incurred a loss of $1.0 million as a result of a fire at its leased manufacturing facility in the Dominican Republic.  The loss was for raw materials and equipment in excess of estimated insurance proceeds.  The production at this facility was substantially restored during 2006.

(b)
During the third quarter of 2009, the Company conducted an interim valuation test related to the Company’s goodwill by operating segment.  As a result of the reduction in fair value of the Asia operating segment, the Company recorded charges of $12.9 million related to the impairment of goodwill of its Asia operating segment during 2009.  During the fourth quarter of 2008, the Company conducted its annual valuation test related to the Company's goodwill by operating segment.  As a result of the reduction in the fair value of the North America operating segment, the Company recorded charges of $14.1 million related to the impairment of goodwill of its North America operating segment during 2008.

(c)
During 2008, the Company ceased its manufacturing operations in its Westborough, Massachusetts facility.  In connection with this closure, the Company incurred severance costs during 2008 of $0.6 million and lease termination costs of $0.5 million.  The Company incurred an additional $0.4 million of restructuring costs in 2009 related primarily to the facility lease obligation.

(d)
During 2008, the Company incurred fixed asset impairments of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.  This charge is included in Impairment of Assets in the Company’s Statement of Operations for the year ended December 31, 2008.

(e)
During 2009, the Company realized a net gain for financial reporting purposes of $7.1 million related to the sale of its investments in Toko, Inc. and Power-One, Inc and the final redemptions of its investment in the Columbia Strategic Cash Portfolio.  During 2008, the Company recorded other-than-temporary impairment charges and realized losses of $10.4 million related to its investments in Toko, Inc., Power-One, Inc. and the Columbia Strategic Cash Portfolio.  During 2007, the Company realized a gain from the sale of Toko, Inc. common stock in the amount of $2.5 million, offset by an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio.  During 2006, the Company realized a gain principally from the sale of Artesyn common stock in the amount of $5.2 million.

(f)	During 2009, the Company incurred a $2.0 million licensing fee in connection with the settlement of the Murata lawsuit, as further described in Item 3.

(g)	During 2009, the Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.

(h)
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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $0.6 million and $0.7 million, respectively.  While historical loss experience is utilized in determining the Company’s allowance for doubtful accounts, the Company believes this factor may not by itself provide an accurate depiction of future losses, given the current economic conditions. If the financial condition of the Company's customers were to deteriorate, to the extent that their ability to make payments is impaired, additional allowances may be required.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. During the fourth quarter of 2008, the Company recorded a $0.3 million inventory writedown related to the closure of the Westborough, Massachusetts facility.  This charge is included in cost of sales in the accompanying statement of operations for the year ended December 31, 2008.  As of December 31, 2009 and 2008, the Company had reserves for excess or obsolete inventory of $2.8 million and $4.1 million, respectively.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

When the value of inventory is written down, it is never written back up. When inventory that has been written down is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales.  Should any of this inventory be used in the manufacturing process for customer orders, the improved gross profit will be recognized at the time the completed product is shipped and the sale is recorded.

Goodwill and Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition.  Goodwill represents the amount of consideration transferred in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Management reviews the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  The Company has determined that its reportable operating segments are its reporting units.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) with the carrying amount of that goodwill.  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

During the third quarter of 2009, the Company conducted an interim impairment test related to its goodwill by operating segment as a result of continued market declines.  As of the testing date of August 31, 2009, only the Company’s Asia and Europe operating segments had goodwill associated with them.  The Company’s fair value analysis related to the interim test was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Income Approach – Discounted Cash Flows.  This valuation approach derives a present value of an operating segment’s future annual cash flows over the next four years and the present value of the residual value of the operating segment.  The Company uses a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses, and capital expenditures.  These assumptions may vary by each reporting unit depending on regional market conditions, including competitive position, supply and demand for raw materials, labor costs and other industry conditions.

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

The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with the Asia reporting unit was fully impaired as August 31, 2009.  The reduction in expected future cash flows in Asia related to an overall reduction in projected future sales coupled with a significant decrease in projected cash flow related to working capital changes as of the third quarter 2009 testing date of August 31, 2009 as compared to December 31, 2008.   For purposes of this analysis, management projected that sales would return to 2008 levels in 2011, with moderate growth in subsequent years.  This statement constitutes a Forward Looking Statement.  Actual results may differ, depending in part on the timing associated with the current economic recession and the impact of that recession on Bel’s customers.  Based upon the results of the interim impairment test, the Company recorded a goodwill impairment charge of $12.9 million during the third quarter of 2009.

At December 31, 2009, the remaining goodwill of $2.0 million related solely to the Company’s Europe reporting unit.   Management has concluded that the fair value of the Europe reporting unit exceeds its carrying value at December 31, 2009.  While it has been determined that no impairment exists as of December 31, 2009, there can be no assurances that goodwill impairments will not occur in the future.  The valuation model utilizes assumptions which represent management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in demand for Bel’s products and a corresponding revenue decline at rates greater than management’s expectations, may lead to additional goodwill impairment charges.  Furthermore, a continued decline in the guideline company multiples may also lead to additional goodwill impairment charges.    Our goodwill balance was $2.0 million and $14.3 million at December 31, 2009 and 2008, respectively.  See Note 2 to the consolidated financial statements for additional information on the Company’s goodwill.

Long-Lived Assets

Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets were recorded during the year ended December 31, 2009.  During 2008, the Company evaluated its long-lived assets in its Westborough, Massachusetts facility due to the scheduled closing of the facility at the end of 2008.  In connection with this evaluation, the Company recorded  $0.7 million of impairment charges related to its long-lived assets during the year ended December 31, 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.  Significant judgment is required in determining the worldwide provisions for income taxes.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such asset.  In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.  The accounting literature requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.  Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results.

As of December 31, 2009, the Company has foreign income tax net operating losses (“NOL”) and credit carryforwards of $3.6 million, net of valuation allowances of $0.1 million and state income tax NOL’s and credit carryforwards of $8.9 million, net of valuation allowances of $5.5 million.  Foreign NOL's can be carried forward indefinitely and state NOL's expire through 2013 - 2029.

The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards and credits will not be realized.  In recognition of this risk, we have provided a valuation allowance of $0.9 million on the deferred tax assets relating to these state net operating loss and credit carryforwards.  If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2009 will be recognized as a reduction of income tax expense.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.

Revenue Recognition

Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Historically the Company has been successful in mitigating the risks associated with its revenue.  Some issues relate to product warranty, creditworthiness of customers and concentration of sales among a few major customers.

The Company is not contractually obligated to accept returns from non-distributor customers except for defective product or in instances where the product does not meet the Company’s quality specifications.  If these conditions exist, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer.  Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return.  If the Company terminates a relationship with a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company.  The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified.  If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns.

The Company has a significant amount of sales with several customers.  During the year ended December 31, 2009, the Company had three customers with sales in excess of 10% of Bel’s consolidated revenue. Management believes that the individual loss of two of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  During the year ended December 31, 2009, the Company had sales of $28.6 million and $22.5 million, representing 15.7% and 12.3% of Bel’s consolidated revenue, to Hon Hai Precision Industry Company Ltd. and Flextronics International Ltd., respectively.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2009, 68% of the Company’s revenues were derived from Asia, 23% from North America and 9% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with its customers’ engineering staffs and aligning them with industry standards committees and various integrated circuit (IC) manufacturers.  Sales of the Company’s magnetic products represented approximately 47% of our total net sales for 2009.  The remaining 2009 revenues related to sales of the Company’s modules products (30%), interconnect products (18%) and circuit protection products (5%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent wire wound component suppliers in Asia.  Costs are recorded as incurred for all products manufactured either at third party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its own manufacturing facilities in the People’s Republic of China (PRC), Glen Rock, Pennsylvania; Inwood, New York; the Dominican Republic, Mexico; the Czech Republic, and, since the Cinch acquisition, in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2009 and/or future results include the following:

•
Increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, volatility in interest rates, investment returns, energy prices and other elements that impact commercial and end-user consumer spending have created a highly challenging environment for Bel and its customers.

•
These weakening economic conditions have resulted in reductions in capital expenditures by end-user consumers of our products.  While we have seen an increase in the backlog of orders in the second half of 2009, we do not anticipate a rebound to the 2008 level of sales volume in the near term.

•
Commodity prices, especially those pertaining to gold, copper and integrated circuits, have been highly volatile.  Fluctuations in these prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
The costs of labor, particularly in the PRC where several of Bel’s factories are located, have risen significantly as a result of government mandates for new minimum wage and overtime requirements (effective April 2008).  These higher labor rates, in addition to new minimum wage levels issued by the PRC government in January 2010, will continue to have a negative impact on Bel’s profit margins.

•	The global nature of Bel’s business exposes Bel to earnings volatility resulting from exchange rate fluctuations.

•
At the end of the third quarter of 2009, there was an increase in customer demand.  As a result, the Company and its wire wound component suppliers hired additional workers to meet this increased demand for Bel’s products.   This led to higher labor costs in the fourth quarter of 2009.  Management anticipates this trend to continue into 2010 due to training costs and production inefficiencies related to these new workers.

•
As overall demand in our industry begins to increase, our competitors have not been able to meet increased customer demand, which has resulted in additional time sensitive demand for Bel’s products.  This will likely become another factor contributing to rising labor costs in future quarters, as excess overtime may be incurred to achieve these additional customer demands on a timely basis.

•
In January 2010, the Company completed its acquisition of Cinch.  In connection with this transaction and the Bel Pingguo acquisition, the Company incurred $0.6 million in acquisition-related costs during the year ended December 31, 2009.  Additional costs, including severance charges, related to the acquisition of Cinch will be incurred in the first quarter of 2010.

These factors are expected to continue into the foreseeable future.  Given the need to maintain competitive pricing while incurring higher labor costs to accommodate the recent increase in demand, the Company anticipates that its results of operations for 2010 will be materially adversely affected by the continuing economic crisis.

Summary by Operating Segment

Net sales by operating segment for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):
				% (Decrease) Increase
	2009	2008	2007	2009/2008	2008/2007

Net sales from external customers:
North America	$41,898	$67,380	$78,091	-38%	-14%
Asia	123,764	165,164	151,550	-25%	9%
Europe	17,091	25,806	29,496	-34%	-13%
	$182,753	$258,350	$259,137	-29%	0%

In 2008, there was a reduction in North America revenue due to the ending of a certain product’s life cycle. In addition, at the end of 2008, the Company transitioned the remaining operations in Westborough, Massachusetts to the PRC to take advantage of economies of scale.  There was also an overall shift in product mix during 2008 which increased the proportion of product being manufactured, shipped and billed from Asia.  In 2009, the Company experienced large reductions in sales volumes across all operating segments due to weakened economic conditions, and continued to transition manufacturing to the PRC with the closure of the Westborough, Massachusetts facility at the end of 2008.

(Loss) income from operations by operating segment for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	2009	2008	2007
(Loss) Income from Operations:
North America	$(205)	$(12,646)	$6,515
Asia	(16,462)	1,202	17,488
Europe	(684)	695	1,509
	$(17,351)	$(10,749)	$25,512

In addition to sales volumes being significantly lower in 2009 as compared to 2008, the Company recorded a goodwill impairment charge of $12.9 million in its Asia operating segment in 2009.  In 2008, the Company recorded asset impairment charges in its North America operating segment totaling $14.8 million, primarily related to a $14.1 million goodwill impairment charge and $0.7 million in asset impairments related to the closure of the Westborough, Massachusetts facility.  Also in 2008, the Company experienced a significant increase in labor costs in Asia, due to increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires in addition to significantly higher wage rate rates effective April 1, 2008, as mandated by PRC officials.

See Note 11 to the notes to consolidated financial statements contained in this Annual Report on Form 10-K for additional segment disclosures.

Our 2009 Results

The current market conditions have impacted the Company considerably during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company experienced a 29.3% decrease in sales as compared to 2008.  This was primarily due to a reduction in demand across all product lines related to weak global economic conditions.  The Company also recorded a goodwill impairment charge of $12.9 million in 2009 related to its Asia reporting unit, a $2.1 million license fee in connection with a lawsuit settlement and $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors in 2009.  The Company incurred $0.4 million in restructuring charges related to the closure of its Westborough, Massachusetts facility and experienced an increase in the cost of materials due to a shift in product mix.  Interest income also decreased by $1.9 million due to lower interest rates on invested balances.  These items were offset, in part, by a 16.7% reduction in selling, general and administrative expenses, lower labor costs in 2009, a $4.7 million gain on sale of property, a reversal of a previously established tax liability of $3.9 million during 2009 and a $7.1 million net gain for financial reporting purposes related to the sale of the Company’s investments in Power-One common stock and Toko common stock, and the redemptions from the Columbia Portfolio during 2009.  The reduction in sales coupled with these and other factors resulted in a net loss of $8.3 million for the year ended December 31, 2009.  Additional details related to these factors affecting the 2009 results are described in the Results of Operations section below.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.3	84.0	78.3
Selling, general and administrative expenses	16.4	14.0	13.9
Impairment of assets	7.0	5.7	-
Restructuring charges	0.2	0.4	-
Gain on sale of property, plant and equipment	2.6	-	2.1
Realized gain (loss/impairment charge) on investment	3.9	(4.0)	0.8
Interest income and other, net	0.3	1.0	1.6
(Loss) earnings before (benefit) provision for income taxes	(5.3)	(7.2)	12.2
Income tax (benefit) provision	(0.8)	(1.4)	2.1
Net (loss) earnings	(4.5)	(5.8)	10.2

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from Prior Period
	2009 compared with 2008	2008 compared with 2007

Net sales	(29.3)%	(0.3)%
Cost of sales	(25.6)	6.9
Selling, general and administrative expenses	(16.7)	(0.1)
Net loss/earnings	(44.3)	(156.7)

Sales

Net sales decreased by $75.6 million or 29.3% from $258.4 million during 2008 to $182.8 million during 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weak economic conditions.

The significant components of the Company's revenues for 2009 were magnetic products of $86.3 million (as compared with $118.5 million during 2008), interconnect products of $32.5 million (as compared with $47.4 million during 2008), module products of $54.3 million (as compared with $77.3 million during 2008), and circuit protection products of $9.7 million (as compared with $15.1 million during 2008.)

The Company continues to have limited visibility as to future customer requirements and as such, the Company cannot predict with any degree of certainty sales revenue for 2010.  The Company had three customers with sales in excess of 10%, with customer sales for 2009 amounting to $28.6 million, $22.5 million and $20.8 million, representing 15.7%, 12.3% and 11.4%, respectively, of total sales during the year ended December 31, 2009.  The loss of any or all of these customers would cause a significant reduction in sales volume.

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

Net sales decreased by $0.8 million or 0.3% from $259.1 million during 2007 to $258.3 million during 2008. The Company attributes the decrease to a reduction in magnetic sales of $7.0 million and a decrease in circuit protection sales of $4.0 million, offset in part by growth in module sales of $7.1 million and interconnect sales of $3.1 million.  Contributing to the $7.0 million decrease in magnetic sales was a decrease in the Company’s MagJack® integrated connector sales of $5.0 million during the year ended December 31, 2008 as compared to 2007, which resulted primarily from production inefficiencies during early 2008 in the PRC.

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

Cost of Sales

Cost of sales as a percentage of net sales increased from 84.0% during the year ended December 31, 2008 to 88.3% during the year ended December 31, 2009. The increase in the cost of sales percentage is primarily attributable to the following:

♦
In order to eliminate future legal fees related to the Murata patent infringement claim against the Company, a settlement was negotiated with Murata in October 2009 whereby the Company paid a lump sum license fee of $2.1 million in exchange for a licensing agreement covering past and future sales of Bel’s MagJack® integrated connector products.  As $2.0 million of this amount was deemed to relate to product sales from prior periods, this portion is included in cost of sales for the year ended December 31, 2009.

♦
Material costs as a percentage of sales have increased from 51.1% during 2008 to 55.3% during 2009.  Bel manufactures a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales attributable to this product has increased to 13% of total sales for the year ended December 31, 2009 as compared to 12% of total sales in 2008, mainly due to relatively larger revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins due to their higher material content, and the Company’s average gross profit percentage will likely decrease as these sales continue to account for an increasing proportion of total sales.

♦
Included in cost of sales are research and development expenses of $7.8 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively.   The increase in research and development expenses during 2009 was primarily related to Bel’s power products and new MagJack® integrated connectors.

♦
Labor costs as a percentage of sales have decreased from 15.0% during 2008 to 11.5% during 2009, due to a variety of factors.  The Company experienced excessive labor costs in 2008 related to increased training costs and production inefficiencies associated with the large volume of new hires after the 2008 Chinese New Year, which did not reoccur in 2009.  As discussed above, there was a shift in product mix during 2009 whereby there is a higher percentage of sales relating to a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The manufacturing process around this product line is less labor intensive, resulting in reduced labor costs in 2009.  In addition, the Company has continued to transition the labor intensive assembly operations of other product lines to lower cost regions of the PRC during 2009.

♦
During 2009, support labor and depreciation and amortization were $4.0 million and $0.7 million lower, respectively, than 2008.  However, due to the reduction in 2009 sales volume, these fixed costs increased as a percentage of sales by 0.5% and 0.7%, respectively, as compared to 2008.

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

♦
Sales of a particular product line within the modules group have increased by $11.3 million in 2008 compared to 2007.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins as a larger percentage of the final product is comprised of purchased components.  If these sales continue to increase, the Company’s average gross profit percentage will likely decrease.

♦
Included in cost of sales are research and development expenses of $7.4 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively.   The increase in research and development expenses during 2008 was primarily related to Bel’s power products and new MagJack® integrated connectors.

Selling, General and Administrative Expenses (“SG&A”)

The percentage relationship of selling, general and administrative expenses to net sales increased from 14.0% during the year ended December 31, 2008 to 16.4% during the year ended December 31, 2009.  While the percentage of sales increased from last year, the dollar amount of selling, general and administrative expense for the year ended December 31, 2009 was $6.0 million (or 16.7%) lower as compared to 2008.  The overall reduction in dollar amount was the result of the following factors:

♦	Sales commissions decreased by $2.0 million due to the 2009 lower sales volume.
♦	Travel expenses were reduced by $1.0 million, as management implemented travel restrictions beginning in the first quarter of 2009.
♦
General and administrative salaries and fringe benefits decreased as compared to 2008 as a result of savings of approximately $1.4 million from company-wide reductions in headcount and a reduction of $0.2 million in bonus expense, partially offset by severance expense of $0.4 million.

♦
As a result of the significant volatility in market conditions during 2008 and 2009, the underlying investments associated with the portion of the Company’s company-owned life insurance (COLI) attributable to SG&A experienced a decrease in cash surrender value during 2008 of $0.4 million, followed by an increase in cash surrender value of $0.1 million during 2009.  This accounted for a $0.5 million decrease in SG&A expense in 2009 as compared to 2008.

♦	Other selling costs were $0.4 million lower as compared to 2008 due to a reduction in sales and marketing expenses in Europe as well as lower freight expenses globally.
♦	Other reductions in SG&A of $2.0 million included reductions in various other expense categories that were not individually significant.

These factors were partially offset by the following factors:

♦	The Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.
♦	The Company recorded charges totaling $0.5 million for compensation expense and fees related to the unauthorized issuance of stock.

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

Impairment of Assets

During the third quarter of 2009, the Company performed an interim valuation of the Company’s goodwill.  In connection with this analysis, it was determined that the goodwill associated with the Company’s Asia operating segment was impaired, primarily due to a reduction in estimated future cash flows.  The related impairment charge of $12.9 million is included in the Company’s consolidated statement of operations for the year ended December 31, 2009.  Management determined that the fair value of the remaining goodwill at December 31, 2009 exceeded its carrying value and that no additional impairment existed as of that date.

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

Restructuring Charges

In connection with the termination of its manufacturing operations at the Company's DC-DC manufacturing facility in Westborough, the Company incurred restructuring charges of $1.1 million during the year ended December 31, 2008.  The restructuring charges consisted of $0.6 million of severance and other termination benefits associated with the layoff of approximately 50 employees in the Westborough facility and $0.5 million related to the Company's facility lease obligation.  The Company incurred an additional $0.4 million of restructuring charges in 2009, primarily related to the facility lease obligation.  See Note 18 of the notes to consolidated financial statements for additional information on these restructuring charges.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2009, the Company recognized a previously deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.  During the year ended December 31, 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $5.5 million.  The sale of the Company's real estate in Macao reflected the Company's decision to cease manufacturing in Macao and to consolidate manufacturing in larger more efficient facilities.  During the fourth quarter of 2007, the Company ceased manufacturing in a small plant in the PRC.

Realized Gain (Loss/Impairment Charge) on Investments

During the year ended December 31, 2009, the Company sold its remaining investments in Power-One Inc. (“Power-One”) common stock and Toko Inc. (“Toko”) common stock.  These sales resulted in an aggregate net gain for financial reporting purposes of $6.9 million which was recorded during 2009.  The Company also realized $0.2 million in gains associated with redemptions of its investment in the Columbia Strategic Cash Portfolio (“Columbia Portfolio”) during the year ended December 31, 2009.  During the year ended December 31, 2008, the Company recorded pre-tax charges related to other-than-temporary impairments of Bel's holdings in Toko of $3.6 million, Power-One of $5.3 million and the Columbia Portfolio of $1.4 million. See the Liquidity and Capital Resources section of this Item 7.  During the year ended December 31, 2007, the Company realized gains from the sale of Toko common stock in the amount of $2.5 million, offset by an other-than-temporary impairment charge of $0.3 million related to its investment in the Columbia Portfolio.

Interest Income and Other, Net

Interest income earned on cash and cash equivalents decreased by approximately $1.9 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. Interest income earned on cash and cash equivalents decreased by approximately $1.7 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The decreases in interest income during 2009 and 2008 as compared to prior years is due primarily to the reduction in interest rates on invested balances.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the year ended December 31, 2009 was $1.4 million compared to $3.7 million for the year ended December 31, 2008.  The Company incurred losses before benefit for income taxes for the years ended December 31, 2009 and 2008 which resulted in a $9.0 million lower loss before benefit for income taxes during 2009 compared to 2008.  The Company’s effective tax rate, the income tax benefit as a percentage of loss before benefit from income taxes, was (14.3)% and (20.0)% for the years ended December 31, 2009 and 2008, respectively. The Company’s effective tax rate will fluctuate based on the geographic segment in which pretax profits/losses are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates. The decrease in the effective tax benefit during 2009 as compared to 2008 is attributable to a gain on sale of property and marketable securities in North America which was offset, in part, by the settlement of a lawsuit.  In the Far East, the Company incurred losses with no associated tax benefit as compared to the year ended December 31, 2008.  During the year ended December 31, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.3 million during the year ended December 31, 2009.

The benefit for income taxes for the year ended December 31, 2008 was $(3.7) million compared to a $5.4 million provision for the year ended December 31, 2007.  The Company's loss before income taxes for the year ended December 31, 2008 was approximately $(18.7) million compared to earnings before income taxes of $31.7 million for the year ended December 31, 2007 or a decrease in earnings between December 31, 2008 and December 31, 2007 of $50.4 million.  The Company’s effective tax rate, the income tax (benefit) provision as a percentage of (loss) earnings before (benefit) provision for income taxes, was (20.0)% and 16.9% for the years ended December 31, 2008 and December 31, 2007, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment the pretax profits are earned in.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates.  The decrease in the Company’s (benefit) provision for income tax as a percentage of (loss) earnings before (benefit) provision for income taxes is principally attributed to tax benefits in the U.S. of $2.3 million resulting from the reversal of an accrual for uncertain tax positions resulting from the expiration of certain statute of limitations; this was offset in part by a goodwill impairment loss in the North America segment in the amount of $12.5 million for which no tax benefit is available.  Additionally, there were certain changes in estimates for prior year taxes, upon finalization of 2007 tax returns.

The Company has the majority of its products manufactured on the mainland of the People’s Republic of China (“PRC”), and Bel is not subject to corporate income tax on manufacturing services provided by third parties in the PRC.  The Company no longer conducts manufacturing activities in Hong Kong or Macao. Hong Kong imposes corporate income tax at a rate of 16.5 percent solely on income sourced to Hong Kong.  That is, its tax system is a territorial one which only seeks to tax activities conducted in Hong Kong.

During 2005, the Company was granted an offshore operating license from the government of Macao.  An MCO named Bel Fuse (Macao Commercial Offshore) Limited was set up to handle all of the Company’s sales to third-party customers in Asia.  Sales to third-party customers commenced during the first quarter of 2006.  Sales consist of products manufactured in the PRC.  The MCO is not subject to Macao corporate income taxes which are imposed at a tax rate of 12%.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current (benefit) provision for income taxes.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.1 million, $0.1 million and $0.5 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.6 million and $1.6 million accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.  The Company is not currently being audited by any tax authorities.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are either incurred in U.S. Dollars or the currencies of the Hong Kong Dollar, the Macao Pataca or the Chinese Renminbi.  However, the Chinese Renminbi appreciated in value (approximately 1.7%) during the year ended December 31, 2009 as compared with 2008.  Further appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars.    Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.6 million for the year ended December 31, 2008, which were charged to expense.  Realized and unrealized currency gains (losses) during the years ended December 31, 2009 and 2007 were not material.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation (losses) gains of ($0.4) million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, which are included in accumulated other comprehensive (loss) income.  Translation gains during the year ended December 31, 2009 were not material.  Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a further softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of December 31, 2009 and December 31, 2008.  At each of those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of December 31, 2009.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at December 31, 2009.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009. Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

The Company recorded minimal interest expense during the years ended December 31, 2009 and 2008.  For the year ended December 31, 2007, the Company recorded interest expense of $0.1 million.

For information regarding further commitments under the Company’s operating leases, see Note 15 of the notes to the Company’s consolidated financial statements.

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.  In July 2009, the Company established a standby letter of credit for the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of December 31, 2009.  This compensating balance will be reduced to less than $0.1 million upon its renewal in July 2010.

On January 29, 2010, the Company completed the acquisition of Cinch Connectors (“Cinch”) from Safran S.A. for approximately $37.5 million in cash plus approximately $1.5 million for the assumption of certain expenses.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma, Reynosa, Mexico and Worksop, England.

Columbia Portfolio:

Through December 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which was an enhanced cash fund sold as an alternative to money-market funds.  Due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and the fund was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced in December 2007, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.  At December 31, 2008, the Company held 6.1 million units at a book value of $5.1 million, which approximated its fair value at that date.

As of December 31, 2009, the Company has received total cash redemptions to date of $24.2 million (including $5.3 million during the year ended December 31, 2009) at a weighted-average net asset value of $.9410 per unit.  The Company recorded a gain of $0.2 million during the year ended December 31, 2009, as the net asset value exceeded the adjusted basis of this investment on the dates of redemption.  During the years ended December 31, 2008 and 2007, the Company recorded $1.2 million and $0.3 million in impairment charges, respectively.  In addition to the impairment charges noted, the Company has also recorded realized losses of $0.2 million during the year ended December 31, 2008 as the Company’s adjusted basis exceeded the net asset value on the dates of redemption.  The Company received the final redemption from this fund in December 2009 and the fund was fully liquidated as of December 31, 2009.

Toko:

As of December 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko, Inc. (“Toko”).  The Company’s original cost of these shares was $5.6 million ($3.07 per share).  During the year ended December 31, 2009, the Company sold its remaining investment in Toko common stock on the open market at an aggregate fair market value of $1.9 million, resulting in a loss of $0.1 million for financial reporting purposes.  The Company had previously recorded pre-tax impairment charges totaling $3.6 million during the year ended December 31, 2008 related to this investment.

During April 2007, the Company sold 4,034,000 shares of common stock of Toko on the open market which resulted in a gain of approximately $2.5 million, net of investment banker fees and other expenses in the amount of $0.8 million.  The Company accrued bonuses of $0.5 million in connection with this gain which were paid in 2008.  For financial statement purposes, in 2007 approximately $0.4 million and $0.1 million of such bonuses has been classified within cost of sales and selling, general and administrative expenses, respectively.

Power-One, Inc.:

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock at an aggregate cost of $14.1 million ($1.92 per share).  During the year ended December 31, 2009, the Company sold its full investment in Power-One common stock on the open market at an aggregate fair market value of $15.8 million, resulting in a gain of $7.0 million for financial reporting purposes.  The Company had previously recorded a pre-tax impairment charge of $5.3 million during the year ended December 31, 2008 related to this investment.

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

Cash Flows

During the year ended December 31, 2009, the Company's cash and cash equivalents increased by $49.3 million from $75.0 million at December 31, 2008 to $124.2 million at December 31, 2009, reflecting approximately $29.2 million provided by operating activities. This resulted primarily from a reduction in 2009 sales volume and the associated decrease in purchasing of raw materials and overall reduction in manufacturing of finished products which led to a $11.3 million decrease in accounts receivable and a $14.8 million decrease in inventory on hand as compared to those balances at December 31, 2008.  Other factors contributing to the overall increase in cash and cash equivalents at December 31, 2009 included $20.6 million from the sale of marketable securities, $5.3 million from the final redemptions of the Columbia Portfolio, $1.5 million of proceeds from the cash surrender value of company-owned life insurance policies and $2.6 million of proceeds from the sale of property, plant and equipment, primarily from the $2.3 million release of final escrow related to the sale of the Jersey City property, offset, in part, by $2.4 million for the purchase of property, plant and equipment, $0.1 million for the repurchase of the Company’s common stock, $3.5 million for the purchase of marketable securities, $0.4 million for payment of an acquisition, $0.1 million for the purchase of a license agreement and $3.1 million for payments of dividends.  The remaining reduction in cash and cash equivalent relates to $0.3 million which was reclassified as restricted cash as of December 31, 2009.

During the year ended December 31, 2008, the Company's cash and cash equivalents decreased by $8.9 million from $83.9 million at December 31, 2007 to $75.0 million at December 31, 2008, reflecting approximately $10.3 million provided by operating activities, $16.6 million from the partial redemption of the Columbia Portfolio, $2.0 million of marketable securities redesignated as cash equivalents and $2.3 million from the partial release of escrow related to the sale of the Jersey City property, offset, in part, by $19.0 million used for purchases of marketable securities, $6.9 million for the purchase of property, plant and equipment, $11.0 million for the repurchase of the Company’s common stock and $3.2 million for payments of dividends.

During the year ended December 31, 2007, the Company's cash and cash equivalents increased by $7.1 million from $76.8 million at December 31, 2006 to $83.9 million at December 31, 2007, reflecting approximately $19.8 million provided by operating activities, offset by approximately $6.5 million used in investing activities (primarily as a result of the redesignation of the Columbia Portfolio funds of $25.7 million from a cash equivalent to an investment, $11.8 million used for purchases of marketable securities and $9.2 million used for the purchase of property, plant and equipment offset, in part, by $26.7 million from the sale of marketable securities and $11.3 million from the sale of property, plant and equipment) and approximately $6.6 million used in financing activities (principally reflecting $5.7 million for the repurchase of the Company’s common stock and $2.5 million for payments of dividends, partially offset by $1.5 million provided by the exercise of stock options).

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 64.7% and 53.0% of the Company's total assets at December 31, 2009 and December 31, 2008, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 7.0 to 1 and 6.5 to 1 at December 31, 2009 and December 31, 2008, respectively.

Accounts receivable, net of allowances, were $34.8 million at December 31, 2009, as compared with $46.0 million at December 31, 2008.  The decrease in accounts receivable is primarily due to a 16.2% decrease in fourth quarter sales for 2009 as compared to 2008 in addition to a decrease in the Company’s days sales outstanding (DSO) from 73 days at December 31, 2008 to 62 days at December 31, 2009.  Marketable securities decreased by $13.7 million as a result of Bel’s sales of its investments in Power-One and Toko common stocks for an aggregate fair market value of $17.7 million, offset by purchases of $3.5 million of marketable securities.  Short-term investments were $4.0 million lower at December 31, 2009 as compared to 2008, as the remainder of this investment was liquidated during 2009. Inventories were $31.8 million at December 31, 2009, as compared with $46.5 million at December 31, 2008.  The decrease in inventory levels was primarily related to an $11.5 million reduction in finished goods inventory as compared to December 31, 2008, due to lower customer demand for Bel’s products during most of 2009.  Accounts payable was $17.2 million at December 31, 2009 as compared to $14.3 million at December 31, 2008, as the Company has hired additional workers in order to meet an upturn in customer demand and purchased raw materials to accommodate the resulting increase in production.

The following table sets forth at December 31, 2009 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes liabilities recorded relative to uncertain income tax positions, amounting to $1.8 million included in income taxes payable and $2.9 million included in liability for uncertain tax positions, as of December 31, 2009, as the Company is unable to make reasonable reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,442	$1,442	$-	$-	$-
Operating leases	4,784	1,977	2,174	605	28
Raw material purchase obligations	19,949	19,949	-	-	-

Total	$26,175	$23,368	$2,174	$605	$28

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2009, $5.6 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2009 is the cash surrender value of company-owned life insurance and marketable securities held in a Rabbi trust with an aggregate value of $6.4 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs.  It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed in part through bank borrowings or the issuance of public or private debt or equity. If the Company borrows money to finance acquisitions, this would likely decrease the Company’s ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants. Under its existing credit facility, the Company is required to obtain its lender’s consent for certain additional debt financing, to comply with other covenants including the application of specific financial ratios, and may be restricted from paying cash dividends on its common stock. The Company cannot assure that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

New Financial Accounting Standards

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and, as a result, a total of $0.6 million in acquisition-related costs were charged to selling, general and administrative expense during 2009.

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

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Chinese Renminbi, Euros, British Pounds, the Czech Koruna and other European currencies.  Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

The Company believes that a change in interest rates of 1% or 2% would not have a material effect on the Company's consolidated statement of operations or balance sheet.

Item 8.     Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

BEL FUSE INC.
INDEX

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3 - F-4

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2009	F-5

Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2009	F-6 - F-7

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2009	F-8 - F-10

Notes to Consolidated Financial Statements	F-11 - F-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

New York, New York
March 12, 2010

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$124,231	$74,955
Marketable securities	2	13,735
Short-term investments	-	4,013
Accounts receivable - less allowance for doubtful accounts of $596 and $660 at December 31, 2009 and December 31, 2008, respectively	34,783	46,047
Inventories	31,791	46,524
Prepaid expenses and other current assets	953	859
Refundable income taxes	3,255	2,498
Assets held for sale	-	236
Deferred income taxes	815	4,752

Total Current Assets	195,830	193,619

Property, plant and equipment - net	35,943	39,936

Restricted cash	250	2,309
Long-term investments	-	1,062
Deferred income taxes	4,516	5,205
Intangible assets - net	551	926
Goodwill	1,957	14,334
Other assets	6,899	4,393

TOTAL ASSETS	$245,946	$261,784

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,194	$14,285
Accrued expenses	7,991	9,953
Accrued restructuring costs	156	555
Income taxes payable	1,863	4,054
Dividends payable	793	787
Total Current Liabilities	27,997	29,634

Long-term Liabilities:
Accrued restructuring costs	508	406
Deferred gain on sale of property	-	4,616
Liability for uncertain tax positions	2,887	3,445
Minimum pension obligation and unfunded pension liability	5,622	5,910
Total Long-term Liabilities	9,017	14,377

Total Liabilities	37,014	44,011

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,174,912 and 2,180,982 shares, respectively (net of 1,072,769 treasury shares)	217	218
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,464,343 and 9,369,893 shares, respectively (net of 3,218,307 treasury shares)	946	937
Additional paid-in capital	21,663	19,963
Retained earnings	185,014	196,467
Accumulated other comprehensive income	1,092	188
Total Stockholders' Equity	208,932	217,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$245,946	$261,784

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007

Net Sales	$182,753	$258,350	$259,137

Costs and expenses:
Cost of sales	161,454	217,079	203,007
Selling, general and administrative	30,055	36,093	36,117
Impairment of assets	12,875	14,805	-
Restructuring charges	413	1,122	-
Gain on sale of property, plant and equipment	(4,693)	-	(5,499)
	200,104	269,099	233,625

(Loss) income from operations	(17,351)	(10,749)	25,512
Gain (loss/impairment charge) on investment	7,129	(10,358)	2,146
Interest income and other, net	527	2,454	4,046

(Loss) earnings before (benefit) provision for income taxes	(9,695)	(18,653)	31,704
Income tax (benefit) provision	(1,385)	(3,724)	5,368

Net (loss) earnings	$(8,310)	$(14,929)	$26,336

(Loss) earnings per Class A common share
Basic	$(0.71)	$(1.25)	$2.11
Diluted	$(0.71)	$(1.25)	$2.11

Weighted average Class A common shares outstanding
Basic	2,175,322	2,391,088	2,637,409
Diluted	2,175,322	2,391,088	2,637,409

(Loss) earnings per Class B common share
Basic	$(0.72)	$(1.28)	$2.25
Diluted	$(0.72)	$(1.28)	$2.24

Weighted average Class B common shares outstanding
Basic	9,363,199	9,350,747	9,244,198
Diluted	9,363,199	9,350,747	9,266,016

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Comprehensive		Other	Class A	Class B	Additional
		Income	Retained	Comprehensive	Common	Common	Paid-In
	Total	(Loss)	Earnings	Income (Loss)	Stock	Stock	Capital

Balance, January 1, 2007	$222,150		$190,953	$(1,816)	$270	$917	$31,826

Exercise of stock options	1,452					6	1,446
Tax benefits arising from the disposition of non-qualified incentive stock options	149						149
Cash dividends declared on Class A common stock	(534)		(534)
Cash dividends declared on Class B common stock	(2,175)		(2,175)
Issuance of restricted common stock	-					7	(7)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(5,733)				(15)		(5,718)
Currency translation adjustment	960	$960		960
Unrealized holding gains on marketable securities arising during the year, net of taxes of $1,275	2,077	2,077		2,077
Reclassification adjustment for gains included in net earnings, net of taxes of ($1,261)	(2,058)	(2,058)		(2,058)
Stock-based compensation expense	1,410						1,410
Change in unfunded SERP liability, net of taxes of $204	493	493		493
Net earnings	26,336	26,336	26,336
Comprehensive income		$27,808

Balance, December 31, 2007	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	$312					$3	$309
Tax benefits arising from the disposition of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		$(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				$(37)		(10,965)
Currency translation adjustment	(355)	$(355)		$(355)
Unrealized holding losses on marketable securities arising during the year, net of taxes of ($2,591)	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding losses for impairment charge included in net loss, net of taxes of $3,402	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes of ($123)	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Loss	Earnings	Income	Stock	Stock	(APIC)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(521)		(521)
Cash dividends declared on Class B common stock	(2,622)		(2,622)
Issuance of restricted common stock	-					14	(14)
Termination of restricted common stock	-					(2)	2
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Currency translation adjustment	43	$43		43
Unrealized holding gains on marketable securities arising during the year, net of taxes of $2,648	4,321	4,321		4,321
Reclassification adjustment of unrealized holding gains included in net earnings, net of taxes of ($2,629)	(4,289)	(4,289)		(4,289)
Reduction in APIC pool associated with tax deficiencies related to restricted stock awards	(287)						(287)
Unauthorized issuance of common stock	812						812
Return of unauthorized shares of common stock	(456)					(3)	(453)
Stock-based compensation expense	1,731						1,731
Change in unfunded SERP liability, net of taxes of $264	829	829		829
Net loss	(8,310)	(8,310)	(8,310)
Comprehensive loss		$(7,406)

Balance, December 31, 2009	$208,932		$185,014	$1,092	$217	$946	$21,663

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) earnings	$(8,310)	$(14,929)	$26,336
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,778	7,443	7,921
Stock-based compensation	1,731	1,478	1,465
Restructuring charges, net of cash payments	(297)	961	-
Excess tax benefits from share-based payment arrangements	-	(39)	(149)
Gain on sale of property, plant and equipment	(4,693)	-	(5,499)
Realized (gain) loss/impairment charge on investment	(7,129)	10,358	(2,146)
Impairment of assets	12,875	14,805	-
Other, net	807	1,565	207
Deferred income taxes	4,004	(3,616)	(2,039)
Changes in operating assets and liabilities (see below)	23,392	(7,737)	(6,250)

Net Cash Provided by Operating Activities	29,158	10,289	19,846

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,357)	(6,887)	(9,169)
Purchase of intangible asset	(99)	(300)	(100)
Purchase of marketable securities	(3,545)	(18,970)	(11,801)
Payment for acquisition	(454)	-	-
Cash transferred to restricted cash	(250)	-	-
Redesignation of marketable security to cash equivalent	-	2,000	-
Redesignation of cash equivalent to investment (Note 3)	-	-	(25,684)
Proceeds from sale of marketable securities	20,592	-	26,647
Proceeds from sale of property, plant and equipment	2,639	2,272	11,332
Proceeds from cash surrender value of company-owned life insurance	1,518	-	-
Redemption of investment	5,286	16,600	2,284

Net Cash Provided by (Used In) Investing Activities	23,330	(5,285)	(6,491)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options	$-	$312	$1,452
Dividends paid to common shareholders	(3,137)	(3,192)	(2,473)
Purchase and retirement of Class A common stock	(92)	(11,002)	(5,733)
Excess tax benefits from share-based payment arrangements	-	39	149

Net Cash Used In Financing Activities	(3,229)	(13,843)	(6,605)

Effect of exchange rate changes on cash	17	(81)	364

Net Increase (Decrease) in Cash and Cash Equivalents	49,276	(8,920)	7,114

Cash and Cash Equivalents - beginning of period	74,955	83,875	76,761

Cash and Cash Equivalents - end of period	$124,231	$74,955	$83,875

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	$11,297	$6,010	$(7,934)
Decrease (increase) in inventories	14,763	(7,585)	7,482
(Increase) decrease in prepaid expenses and other current assets	(92)	579	(1)
Decrease (increase) in other assets	76	(20)	(1,135)
Increase (decrease) in accounts payable	2,905	(1,842)	(1,184)
Decrease in income taxes payable	(3,510)	(2,743)	(3,194)
Decrease in accrued expenses	(2,047)	(2,136)	(284)

	$23,392	$(7,737)	$(6,250)

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Supplementary information:
Cash (received) paid during the year for:
Income taxes	$(1,909)	$2,606	$10,809
Interest	2	4	-

Details of acquisition:
Fair value of assets acquired	$25	$-	$-
Goodwill	468	-	-
	493

Amount held back on acquisition payment	$(39)	-	-

Cash paid for acquisition	$454	$-	$-

See notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries (“Bel” or the “Company”) operate in one industry with three geographic operating segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment and consumer electronic applications. The Company manages its operations geographically through its three reportable operating segments: North America, Asia and Europe.  Sales are predominantly in North America, Asia and Europe.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining such items as accruals, depreciable/useful lives, allowance for doubtful accounts, testing for impairment of goodwill and intangible assets, stock-based compensation, income taxes, postretirement benefit plan assumptions and other reserves.  Actual results could differ from those estimates.

CASH EQUIVALENTS - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $0.6 million and $0.7 million, respectively.  While historical loss experience is utilized in determining the Company’s allowance for doubtful accounts, the Company believes this factor may not by itself provide an accurate depiction of future losses, given the current economic conditions.  If the financial condition of the Company's customers were to deteriorate, to the extent that their ability to make payments is impaired, additional allowances may be required.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2008 and 2007, the Company recorded impairment charges and realized losses of $10.4 million and $0.3 million, respectively, related to certain of its investments.  See Note 3 for further discussion regarding these impairment charges.

The fair values of marketable securities are based on quoted market prices.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.  During the year ended December 31, 2009, the Company recorded net realized gains on its investments in the amount of $7.1 million.

BUSINESS COMBINATIONS – During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and, as a result, a total of $0.6 million in acquisition-related costs were charged to selling, general and administrative expense during 2009.

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Realized and unrealized foreign currency losses were $0.6 million for the year ended December 31, 2008 and have been expensed as a component of cost of sales or selling, general and administrative expense, as applicable, in the consolidated statement of operations.  Realized and unrealized foreign currency gains (losses) for the years ended December 31, 2009 and 2007 were less than $0.1 million.

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

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument.  In December 2007, the Company was notified that a $25.7 million investment in the Columbia Strategic Cash Portfolio was being liquidated and the fund was converting from a fixed net asset value (NAV) to a floating NAV.  As a result, the Company has recorded impairment charges of $1.2 million and $0.3 million related to this investment during the years ended December 31, 2008 and 2007, respectively.  The Company did not record any additional impairment charges related to this investment during 2009 and the fund was fully liquidated by December 31, 2009. See Note 3 for additional information regarding this investment.

INVENTORIES - Inventories are stated at the lower of weighted average cost or market.

REVENUE RECOGNITION – Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.  Substantially all of the Company's shipments are FCA (free carrier), which provides for title to pass upon delivery to the customer's freight carrier.  Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.  DDP is defined as Delivered Duty Paid by the Company and DDU is Delivered Duty Unpaid by the Company.

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.  During all periods in 2009, 2008 and 2007, inventory on consignment was immaterial.

The Company typically has a twelve-month warranty policy for workmanship defects.  In June 2007, the Company established a warranty accrual related to certain defective parts sold to a customer primarily within the same quarter, which the Company is replacing, in the amount of approximately $1.2 million, which included a $0.4 million inventory write off of inventory on hand.  Such accrual has been classified within cost of sales.  As of December 31, 2008, the Company had a remaining warranty accrual related to these defective parts in the amount of $0.3 million.  This liability was utilized in 2009.  As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.

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

GOODWILL – Goodwill is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  The Company has determined that its reportable operating segments are its reporting units.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) with the carrying amount of that goodwill.  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. See Note 2 of the consolidated financial statements.

DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 3 to 39 years for buildings and leasehold improvements, and from 3 to 11 years for machinery and equipment.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. The Company’s effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management.

 (LOSS) EARNINGS PER SHARE  – The Company utilizes the two-class method to report its (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net (loss) earnings by the weighted average number of common shares and potential common shares outstanding during the period. As the Company experienced a loss during the years ended December 31, 2009 and 2008, all potential common shares were deemed antidilutive and as such, were not included in the computation of diluted loss per share.  During the year ended December 31, 2007, potential common shares used in computing diluted earnings per share relate to stock options for Class A and B common shares which, if exercised, would have a dilutive effect on earnings per share.

The (loss) earnings and weighted average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	2009	2008	2007
Numerator:
Net (loss) earnings	$(8,310)	$(14,929)	$26,336
Less Dividends declared:
Class A	521	565	534
Class B	2,622	2,619	2,217
Undistributed (loss) earnings	$(11,453)	$(18,113)	$23,585

Undistributed (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	$(2,075)	$(3,547)	$5,039
Class B undistributed (loss) earnings	(9,378)	(14,566)	18,546
Total undistributed (loss) earnings	$(11,453)	$(18,113)	$23,585

Undistributed (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	$(2,075)	$(3,547)	$5,030
Class B undistributed (loss) earnings	(9,378)	(14,566)	18,555
Total undistributed (loss) earnings	$(11,453)	$(18,113)	$23,585

Net (loss) earnings allocation - basic:
Class A undistributed (loss) earnings	$(1,554)	$(2,982)	$5,573
Class B undistributed (loss) earnings	(6,756)	(11,947)	20,763
Net (loss) earnings	$(8,310)	$(14,929)	$26,336

Net (loss) earnings allocation - diluted:
Class A undistributed (loss) earnings	$(1,554)	$(2,982)	$5,564
Class B undistributed (loss) earnings	(6,756)	(11,947)	20,772
Net (loss) earnings	$(8,310)	$(14,929)	$26,336

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,175,322	2,391,088	2,637,409

Class B - basic	9,363,199	9,350,747	9,244,198
Dilutive impact of stock options and
unvested restricted stock awards	-	-	21,818
Class B - diluted	9,363,199	9,350,747	9,266,016

(Loss) earnings per share:
Class A - basic	$(0.71)	$(1.25)	$2.11
Class A - diluted	$(0.71)	$(1.25)	$2.11

Class B - basic	$(0.72)	$(1.28)	$2.25
Class B - diluted	$(0.72)	$(1.28)	$2.24

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009 and in accordance with the accounting guidance, all prior-period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the new guidance.  This adjustment did not have a material impact on prior periods presented.

As the Company experienced a loss during the years ended December 31, 2009 and 2008, a weighted average of 42,249 and 55,660 outstanding stock options, respectively, were not included in the calculation of diluted loss per share of Class B common shares for the years ended December 31, 2009 and 2008 as their effect would be antidilutive. During the year ended December 31, 2007, 14,000 outstanding options were not included in the foregoing computations for Class B common shares because they were antidilutive.

STOCK-BASED COMPENSATION – The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors.   The aggregate pretax compensation cost recognized for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1.7 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company issued 141,300, 56,300 and 74,200 class B common shares, respectively, under a restricted stock plan to various employees and directors.  No options were granted during the years ended December 31, 2009, 2008 and 2007.

RESEARCH AND DEVELOPMENT - The Company’s engineering groups are strategically located around the world to facilitate communication with and access to customers’ engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $7.8 million, $7.4 million and $7.2 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

EVALUATION OF LONG-LIVED ASSETS – Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. As the Company ceased its manufacturing operations in its Westborough, Massachusetts facility as of December 31, 2008, the fixed assets related to that facility were evaluated for impairment.  Based on the results of this analysis, the Company recorded a $0.7 million impairment charge related to these fixed assets during the fourth quarter of 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and, as a result, a total of $0.6 million in acquisition-related costs were charged to selling, general and administrative expense during 2009.

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

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows.

2.	GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net tangible and other intangible assets with finite lives acquired in a business acquisition.

Other intangibles include patents, product information, license agreements and supply agreements.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 1 to 10 years.  Amortization expense was $0.5 million, $0.5 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The changes in the carrying value of goodwill classified by geographic reporting units, net of accumulated amortization, for the years ended December 31, 2009 and 2008 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance, January 1, 2008	$28,447	$12,407	$14,066	$1,974

Impairment charge	(14,066)	-	(14,066)	-
Foreign exchange	(47)	-	-	(47)

Balance, December 31, 2008	14,334	12,407	-	1,927

Goodwill allocation related to acquisition	468	468	-	-
Impairment charge	(12,875)	(12,875)	-	-
Foreign exchange	30	-	-	30

Balance, December 31, 2009	$1,957	$-	$-	$1,957

The net goodwill balances above are comprised of the following (dollars in thousands):

	Total	Asia	North America	Europe

As of December 31, 2008:

Goodwill balance, gross	$28,400	$12,407	$14,066	$1,927
Accumulated impairment charges	(14,066)	-	(14,066)	-

Goodwill, net of impairment charges	$14,334	$12,407	$-	$1,927

As of December 31, 2009:

Goodwill balance, gross	$28,898	$12,875	$14,066	$1,957
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-

Goodwill, net of impairment charges	$1,957	$-	$-	$1,957

For the interim goodwill impairment assessment performed as of August 31, 2009 and the annual goodwill impairment assessment performed in 2008, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the operating segment’s operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the interim test performed as of August 31, 2009 as compared to those assumptions utilized during the 2008 annual valuation.  Assumptions may vary by reporting unit.  The table below shows the range of assumptions utilized across the various reporting units.

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

The interim impairment test related to the Company's goodwill was performed by reporting unit.  The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with the Company’s Asia reporting unit was fully impaired and, as a result, the Company recorded an impairment charge of $12.9 million during the third quarter of 2009.  The Company’s goodwill associated with its Asia reporting unit originated from several of Bel’s prior acquisitions, primarily e-Power, APC and Lucent (which represented $8.0 million, $2.0 million and $1.5 million, respectively, of the carrying value of goodwill at the testing date).  The annual goodwill impairment test performed during the fourth quarter of 2008 indicated that the goodwill associated with our North America operating segment was fully impaired as of the valuation date.  The reduced expected future cash flows in North America was related to a combination of the ending of a certain product’s life cycle and an overall reduction in future sales projections given the economic conditions at that time.  As a result, the Company recorded a goodwill impairment charge of $14.1 million during the fourth quarter of 2008. The carrying value of the Company's goodwill was $14.3 million at December 31, 2008.  The remaining goodwill as of December 31, 2009 has a carrying value of $2.0 million and relates solely to the Company’s Europe reporting unit. Management determined that the fair value of the remaining goodwill at December 31, 2009 exceeded its carrying value and that no additional impairment existed as of that date.

The components of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents and Product
Information	$1,231	$764	$1,132	$656

Customer relationships	1,830	1,746	1,830	1,380

	$3,061	$2,510	$2,962	$2,036

During the years ended December 31, 2009 and 2008, the Company acquired intangible assets related to customer licensing agreements in the amount of $0.1 million and $0.3 million, respectively.  At the time of acquisition, these intangible assets had a weighted average estimated life of 16 months and 34 months, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Amortization
December 31,	Expense
2010	$228
2011	54
2012	33
2013	33
2014	33

3.	MARKETABLE SECURITIES AND OTHER INVESTMENTS

At December 31, 2008, the Company’s marketable securities had an adjusted cost basis of $13.7 million, which approximated fair value.  These marketable securities related primarily to the Company’s investments in Toko, Inc. (“Toko”) and Power-One, Inc. (“Power-One”), as further described below.  During 2009, the Company sold its investments in both Toko and Power-One and recorded an aggregate net gain on these sales of $6.9 million during the year ended December 31, 2009.  The Company has an immaterial amount of marketable securities as of December 31, 2009.  At December 31, 2008, the Company had an other investment related to its investment in the Columbia Strategic Cash Portfolio (the “Columbia Portfolio”) with a carrying amount of $5.1 million, which approximated its fair value at that date.  The remaining balance in the Columbia Portfolio was liquidated during 2009, as further described below.

Toko:

As of December 31, 2008, the Company owned a total of 1,840,919 shares, or approximately 1.9% of the outstanding shares, of the common stock of Toko.  The Company’s original cost of these shares was $5.6 million ($3.07 per share).  During the year ended December 31, 2009, the Company sold its remaining investment in Toko common stock on the open market at an aggregate fair market value of $1.9 million, resulting in a loss of $0.1 million for financial reporting purposes.  The Company had previously recorded pre-tax impairment charges totaling $3.6 million during the year ended December 31, 2008 related to this investment.

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

Power-One, Inc.:

As of December 31, 2008, the Company owned a total of 7,338,998 shares of Power-One common stock at an aggregate cost of $14.1 million ($1.92 per share).  During the year ended December 31, 2009, the Company sold its full investment in Power-One common stock on the open market at an aggregate fair market value of $15.8 million, resulting in a gain of $7.0 million for financial reporting purposes.  The Company had previously recorded a pre-tax impairment charge of $5.3 million during the year ended December 31, 2008 related to this investment.

Columbia Portfolio:

Through December 2009, the Company’s investment securities included privately placed units of beneficial interests in the Columbia Portfolio, which was an enhanced cash fund sold as an alternative to money-market funds.  Due to adverse market conditions, the fund was overwhelmed with withdrawal requests from investors and the fund was closed with a restriction placed upon the cash redemption ability of its holders.  At the time the liquidation was announced, the Company held 25.7 million units of the Columbia Portfolio at a book value of $25.7 million.   At December 31, 2008, the Company held 6.1 million units at a book value of $5.1 million, which approximated its fair value at that date.

As of December 31, 2009, the Company has received total cash redemptions to date of $24.2 million (including $5.3 million during the year ended December 31, 2009) at a weighted-average net asset value of $.9410 per unit.  The Company recorded a gain of $0.2 million during the year ended December 31, 2009, as the net asset value exceeded the adjusted basis of this investment on the dates of redemption.  During the years ended December 31, 2008 and 2007, the Company recorded $1.2 million and $0.3 million in impairment charges, respectively.  In addition to the impairment charges noted, the Company has also recorded realized losses of $0.2 million during the year ended December 31, 2008 as the Company’s adjusted basis exceeded the net asset value on the dates of redemption.  The Company received the final redemption from this fund in December 2009 and the fund was fully liquidated as of December 31, 2009.

4.	FAIR VALUE MEASUREMENTS

The Company adopted the new accounting guidance for fair value measurements and disclosures on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of the new accounting guidance for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by the accounting guidance, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a Rabbi Trust which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities, and are included as other assets in the accompanying consolidated balance sheet at December 31, 2009. The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy,  the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 (dollars in thousands).

		Assets at Fair Value Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009
Available-for-sale securities:
Investments held in Rabbi Trust	$3,656	$3,656	$-	$-
Marketable securities	2	2	-	-

Total	$3,658	$3,658	$-	$-

As of December 31, 2008
Available-for-sale securities:
Marketable securities	$13,735	$13,735	$-	$-

Total	$13,735	$13,735	$-	$-

 The following table sets forth by level within the fair value hierarchy the Company’s financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2008 (dollars in thousands).  These consisted of the Company’s investment in the Columbia Portfolio (categorized as an other investment in the table below).  The fair value of these investments is determined based on significant other observable inputs and is categorized as Level 2 (dollars in thousands).  There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2009.

		Assets at Fair Value as of December 31, 2008			Total Losses
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008

Other investments	$5,075	-	$5,075	-	$(1,404)

Total	$5,075	-	$5,075	-	$(1,404)

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the table above.  Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2009.

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  While there were signs of improvement at the beginning of the third quarter of 2009, the Company’s actual revenue stream for the eight months ended August 31, 2009 was significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed in the fourth quarter of 2008), and was not projected to rebound to those levels in 2009.  The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2009.  The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  The Company’s interim impairment test on its goodwill by reporting unit indicated that the goodwill associated with the Company’s Asia reporting unit was fully impaired and, as a result, the Company recorded an impairment charge of $12.9 million during the third quarter of 2009.  The Company’s fair value analysis related to the interim test was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach.  The fair value of the Asia reporting unit was determined utilizing Level 3 inputs.  The valuation methods and the key underlying assumptions utilized in the fair value estimate calculations are outlined in Note 2.

5.   OTHER ASSETS

At December 31, 2009, the Company has obligations of $5.6 million associated with its supplemental executive retirement plan (“SERP”).  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust.  At December 31, 2009, these assets had a combined fair value of $6.4 million.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The fair market value of the COLI at December 31, 2008 was $3.8 million.  During the second quarter of 2009, the Company surrendered certain of the policies within the COLI at a cash surrender value of $1.5 million and purchased an additional $0.3 million in new COLI policies.  During 2009, the volatility in global equity markets had a significant effect on the cash surrender value and as a result, the Company recorded income to account for the increase in cash surrender value in the amount of $0.4 million during the year ended December 31, 2009.  This increase in cash surrender value was allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2009.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.  At December 31, 2009, the fair market value of the COLI was $2.7 million and is included in other assets in the accompanying consolidated balance sheets.

Other Investments

During the second quarter of 2009, the Company invested $3.5 million in various marketable securities. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   These investments are classified as available for sale and the Company monitors these investments for impairment on an ongoing basis.  At December 31, 2009, the fair market value of these investments was $3.7 million.  The unrealized gain of $0.2 million at December 31, 2009 has been included in accumulated other comprehensive income.

6.    INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2009	2008
Raw materials	$22,431	$25,527
Work in progress	1,478	1,650
Finished goods	7,882	19,347
	$31,791	$46,524

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2009	2008
Land	$3,237	$3,235
Buildings and improvements	21,454	27,995
Machinery and equipment	55,336	55,680
Construction in progress	1,538	1,726
	81,565	88,636
Accumulated depreciation	(45,622)	(48,700)

	$35,943	$39,936

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $6.3 million, $6.9 million and $7.1 million, respectively.

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

During May 2007, the Company sold a parcel of land located in Jersey City, New Jersey for $6.0 million.  In December 2007, the Tidelands Resource Council voted to approve the Bureau of Tideland Management’s recommendation for a Statement of No Interest.  On March 14, 2008, the Commissioner of the Department of Environmental Protection signed a letter to approve the Statement of No Interest.  As final approval of the Statement of No Interest was still pending as of December 31, 2008, the Company continued to defer the estimated gain on sale of the land, in the amount of $4.6 million.  Of the $6.0 million sales price, the Company received cash of $1.5 million before closing costs, and $4.6 million (including interest) was being held in escrow pending final resolution of the State of New Jersey tideland claim and certain environmental costs.  During 2007, the Company paid $0.4 million related to environmental costs, which approximated the maximum amount of environmental costs for which the Company is liable.  During May 2008, the title company released $2.3 million of the escrow and, as such, $2.3 remained in escrow and had been classified as restricted cash as of December 31, 2008.  In February 2009, the final approval of the Statement of No Interest was received from the State of New Jersey.  In March 2009, the title company released the remaining escrow of $2.3 million and corresponding guarantees and the Company recognized the gain associated with the sale of this property in the amount of $4.6 million.  In July 2009, the Company established a standby letter of credit for the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of December 31, 2009. This compensating balance will be reduced to less than $0.1 million upon its renewal in July 2010.

Additionally, the Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Hong Kong and Macao during the year ended December 31, 2007.

8.	INCOME TAXES

At December 31, 2009 and 2008, the Company has approximately $4.7 million and $7.3 million, respectively, of liabilities for uncertain tax positions ($1.8 million and $3.9 million, respectively, included in income taxes payable and $2.9 million and $3.4 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2002.  The Company is not currently being audited by any tax authorities.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2009.   A total of $1.8 million of previously recorded liabilities for uncertain tax positions relates to the 2006 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2009	2008	2007
Unrecognized tax benefit - January 1	$7,345	$9,191	$12,396
Additions based on tax positions
related to the current year	1,277	415	1,669
Additions for tax positions of prior years	-	-	1,000
Expiration of statutes of limitations	(3,900)	(2,261)	(1,382)
Reductions for tax positions of prior years	-	-	(699)
Settlements	-	-	(3,793)
Unrecognized tax benefit - December 31	$4,722	$7,345	$9,191

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.1 million, $0.1 million and $0.5 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.6 million and $1.6 million accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(5,383)	$(426)	$4,294
Foreign	12	(107)	2,598
State	(18)	425	515
	(5,389)	(108)	7,407
Deferred:
Federal	4,229	(3,240)	(1,896)
State	302	(381)	(223)
Foreign	(527)	5	80
	4,004	(3,616)	(2,039)

	$(1,385)	$(3,724)	$5,368

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
Tax (benefit) provision computed at the
federal statutory rate	$(3,296)	34%	$(6,342)	34%	$11,096	35%
Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	720	-8%	(161)	1%	(4,992)	-16%

Reversal of liability for uncertain tax positions - net	(2,623)	27%	(1,846)	10%	-	0%

Permanent tax differences related to goodwill
impairment with no tax benefit	4,378	-45%	4,264	-23%	-	0%

Utilization of research and development and foreign
tax credits	(674)	7%	(383)	2%	(365)	-1%

State taxes, net of federal benefit	290	-3%	368	-2%	335	1%

Other, including qualified production activity credits,
non-qualified disposition of incentive stock options,
fair value of vested stock awards over accruals and
amortization of purchase accounting intangibles	(180)	2%	376	-2%	(706)	-2%

Tax (benefit) provision computed at the Company's
effective tax rate	$(1,385)	14%	$(3,724)	20%	$5,368	17%

As of December 31, 2009, the Company has foreign income tax net operating losses (“NOL”) and credit carryforwards of $3.6 million, net of valuation allowances of $0.1 million and state income tax NOLs and credit carryforwards of $8.9 million, net of valuation allowances of $5.5 million.  Foreign NOL's can be carried forward indefinitely and state NOL's expire through 2013 - 2029.

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  During the year ended December 31, 2008, the Company repatriated previously taxed foreign earnings of approximately $0.3 million.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $85.7 million at December 31, 2009.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $19.3 million under the current tax law.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2009	2008
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
Unrealized depreciation in
marketable securities	$-	$3,744
Restructuring expenses	-	280
Reserves and accruals	917	728
Valuation allowance	(102)	-
	$815	$4,752

Deferred Tax Assets - noncurrent:
Deferred gain on sale of property,
plant and equipment	$-	$1,765
Unfunded pension liability	341	606
Depreciation	138	205
Amortization	1,076	1,051
Federal, state and foreign net operating loss
and credits carryforward	1,893	971
Restructuring expenses	294	199
Other accruals	1,550	1,379
Valuation allowances	(776)	(971)
	$4,516	$5,205

During 2005, the Company was granted an offshore operating license from the government of Macao to set up a Commercial Offshore Company ("MCO") named Bel Fuse (Macao Commercial Offshore) Limited.  Sales to third-party customers commenced during the first quarter of 2006.  Sales consist of products manufactured in the People’s Republic of China (PRC).  The MCO is not subject to Macao corporation income taxes.

9.	DEBT

As of December 31, 2008, a $20 million line of credit, which expires on June 30, 2011, was available to the Company to borrow.  The loan was collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  There have not been any borrowings under the credit agreement during 2009 or 2008 and, as a result, there was no balance outstanding as of December 31, 2009 or 2008.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  At December 31, 2009, the Company was in compliance with its debt covenants.

The Company’s Hong Kong subsidiary had an unsecured line of credit of approximately $2 million which was unused as of December 31, 2009 and 2008.  The line of credit expired on January 31, 2009 and was renewed on February 10, 2009.  Any borrowing on the line of credit will be guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

In July 2009, the Company established a standby letter of credit with the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of December 31, 2009. This compensating balance will be reduced to less than $0.1 million upon its renewal in July 2010.

The Company recorded minimal interest expense during the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, the Company recorded interest expense and other costs of $0.1 million relating primarily to the write-off of previously unamortized deferred financing charges in connection with a credit facility that has been superseded.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008
Sales commissions	$1,506	$1,598
Subcontracting labor	2,615	2,939
Salaries, bonuses and
related benefits	1,475	2,834
Other	2,395	2,582
	$7,991	$9,953

See Note 18 for discussion and details associated with restructuring accruals.

11.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2009	2008	2007
Net Sales from External Customers:
North America	$41,898	$67,380	$78,091
Asia	123,764	165,164	151,550
Europe	17,091	25,806	29,496
	$182,753	$258,350	$259,137

Net Sales:
North America	$51,189	$79,862	$90,939
Asia	144,572	188,718	182,301
Europe	18,110	27,143	30,680
Less intergeographic revenues	(31,118)	(37,373)	(44,783)
	$182,753	$258,350	$259,137

(Loss) Income from Operations:
North America	$(205)	$(12,646)	$6,515
Asia	(16,462)	1,202	17,488
Europe	(684)	695	1,509
	$(17,351)	$(10,749)	$25,512

Total Assets:
North America	$131,078	$131,604
Asia	107,546	122,284
Europe	7,322	7,896
	$245,946	$261,784

Capital Expenditures:
North America	$353	$948	$1,453
Asia	1,979	5,758	7,069
Europe	25	181	196
	$2,357	$6,887	$8,718

Depreciation and Amortization Expense:
North America	$1,535	$1,787	$1,841
Asia	5,087	5,484	5,887
Europe	156	172	193
	$6,778	$7,443	$7,921

Net sales from external customers are attributed to individual operating segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. (Loss) income from operations represents gross profit less operating expenses.

The following items are included in the (loss) income from operations presented above:

Impairment of Assets – During the third quarter of 2009, the Company conducted an interim valuation test related to the Company’s goodwill by operating segment.  As a result of the reduction in fair value of the Asia operating segment, the Company recorded charges of $12.9 million related to the impairment of goodwill of its Asia operating segment during 2009.  During the fourth quarter of 2008, the Company conducted its annual valuation test related to the Company's goodwill by reporting unit.  As a result of the reduction in the fair value of the North America operating segment, the Company recorded charges of $14.1 million related to the impairment of goodwill of its North America operating segment during 2008.  The Company also incurred fixed asset impairments in the North America operating segment of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.

Restructuring Charges – In connection with the closure of its Westborough, Massachusetts facility, the Company incurred severance costs during 2008 of $0.6 million and lease termination costs of $0.5 million.  The Company incurred an additional $0.4 million of restructuring costs in 2009 related primarily to the facility lease obligation.

Gain on Sale of Property, Plant & Equipment – During the year ended December 31, 2009, the Company recognized a previously-deferred $4.6 million pre-tax gain in the North America operating segment from the 2007 sale of a property in Jersey City, New Jersey.  The Company realized a $5.5 million pre-tax gain from the sale of property, plant and equipment in Asia related to the sale of facilities in Hong Kong and Macao during the year ended December 31, 2007.

Entity-Wide Information

The following is a summary of entity-wide information related to the Company’s net sales to external customers by geographic area and by major product line (dollars in thousands).

	2009	2008	2007
Net Sales by Geographic Area:

United States	$41,898	$67,380	$78,091
Macao	123,764	165,164	151,550
Germany	13,959	21,280	26,534
Czech Republic	3,132	4,526	2,962
Consolidated net sales	$182,753	$258,350	$259,137

Net Sales by Major Product Line:

Magnetic products	$86,326	$118,552	$125,487
Interconnect products	32,447	47,407	44,281
Module products	54,323	77,285	70,247
Circuit protection products	9,657	15,106	19,122
Consolidated net sales	$182,753	$258,350	$259,137

Net sales from external customers are attributed to individual countries based on the geographic source of the billing for such customer sales.

The following is a summary of long-lived assets by geographic area as of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Long-lived Assets by Geographic Location:

United States	$17,549	$15,935
People's Republic of China (PRC)	24,199	27,170
All other foreign countries	1,094	1,224
Consolidated long-lived assets	$42,842	$44,329

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC. Substantially all of the Company's manufacturing operations and approximately 43% of its identifiable assets are located in Asia.  Accordingly, events resulting from any change in the "Most Favored Nation" status granted to the PRC by the U.S. could have a material adverse effect on the Company.

Net Sales to Major Customers

The Company had sales to three customers in excess of ten percent of consolidated net sales in 2009.  The combined revenue of these three customers was $71.9 million during the year ended December 31, 2009, representing 39.4% of total sales.  In 2008, there were two customers in excess of ten percent of consolidated net sales.  The combined revenue of these two customers was $62.8 million during the year ended December 31, 2008, representing 24.3% of total sales.  In 2007, there was one customer with sales of $40.3 million, or 15.6% of consolidated net sales for the year ended December 31, 2007.  Sales related to these significant customers were primarily reflected in the Asia operating segment.

12.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(k) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants.  The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums.  The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant.  Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market.  The expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $0.4 million, $0.4 million and $0.5 million, respectively. As of December 31, 2009, the plans owned 17,086 and 178,369 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $0.3 million, $0.4 million and $0.4 million, respectively. As of December 31, 2009, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  Participants in the SERP are selected by the Compensation Committee of the Board of Directors.   The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company.  The Plan is unfunded.  Benefits under the SERP are payable from the general assets of the Company, but the Company has established a rabbi trust which includes certain life insurance policies in effect on participants as well as other investments to partially cover the Company’s obligations under the Plan.

The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $0.9 million, $0.7 million and $0.7 million, respectively.

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions (dollars in thousands):

December 31,	2009	2008	2007

Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,910	$4,698	$4,728
Service cost	383	293	313
Interest cost	352	303	282
Benefits paid	(75)	(75)	(75)
Actuarial (gains) losses	(948)	691	(550)
Minimum pension obligation and unfunded pension liability	$5,622	$5,910	$4,698
Funded status of plan:
Under funded status	$(5,622)	$(5,910)
Unrecognized net loss	-	-
Unrecognized prior service costs	-	-
Accrued pension cost	$(5,622)	$(5,910)

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-	$-
Company contributions	75	75	75
Benefits paid	(75)	(75)	(75)
Fair value of plan assets, end of year	$-	$-	$-

Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$5,622	$5,910

Amounts recognized in accumulated other comprehensive income, pretax:
Prior service cost	$1,276	$1,410
Net (gains) losses	(176)	784
	$1,100	$2,194

The components of SERP expense are as follows:

Year Ended December 31,	2009	2008	2007

Service cost	$383	$293	$313
Interest cost	352	303	282
Net amortization and deferral	147	133	146
Total SERP expense	$882	$729	$741

Assumption percentages:
Discount rate	6.00%	6.00%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The accumulated benefit obligation for the SERP was $4.8 million and $4.6 million as of December 31, 2009 and 2008, respectively.

The estimated net gain/loss and prior service cost for the defined benefit pension plan that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and $0.1 million, respectively.  The Company expects to contribute $0.1 million to the SERP in 2010.

The Company had no net transition assets or obligations recognized as an adjustment to Other Comprehensive Income and does not anticipate any plan assets being returned to the Company during 2010, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2010	$56
2011	-
2012	72
2013	130
2014	179
2015 - 2019	1,384

13.  SHARE-BASED COMPENSATION

The Company records compensation expense in its Consolidated Statements of Operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $1.7 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company did not use any cash to settle any equity instruments granted under share based arrangements during the years ended December 31, 2009,  2008 and 2007.

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

No incentive stock options were granted in 2009, 2008 or 2007.  Expected lives of options previously granted were estimated using the historical exercise behavior of employees.  Expected volatilities were based on implied volatilities from historical volatility of the Company’s stock.  The Company uses historical data to estimate employee forfeitures.  The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Information regarding the Company’s stock options for the year ended December 31, 2009 is as follows.  All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term	(in 000's)

Outstanding at January 1, 2009	53,000	$31.48
Exercised	-	-
Granted	-	-
Cancelled	(19,000)	35.03
Outstanding at December 31, 2009	34,000	$29.50	0.5 years	$-
Exercisable at December 31, 2009	34,000	$29.50	0.5 years	$-

No stock options were exercised during the year ended December 31, 2009.  During the years ended December 31, 2008 and 2007, the Company received $0.3 million and $1.5 million from the exercise of stock options and realized tax benefits of approximately $0 and $0.1 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0.2 million and $0.9 million, respectively.  Stock compensation expense applicable to stock options was minimal during the years ended December 31, 2009 and 2008 and was approximately $0.1 million for the year ended December 31, 2007.

A summary of the status of the Company’s non-vested options as of December 31, 2009 and 2008 and changes during the year ended December 31, 2009 is presented below:

		Weighted-Average
		Grant-Date
Nonvested options	Options	Fair Value
Nonvested at December 31, 2008	15,000	$29.50

Granted	-	-
Vested	(10,000)	$29.50
Forfeited	(5,000)	$29.50

Nonvested at December 31, 2009	-	-

The fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.5 million and $1.6 million, respectively.  There was no intrinsic value associated with the options that vested during 2009.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2009, 2008 and 2007, the Company issued 141,300, 56,300 and 74,200 class B common shares, respectively, under a restricted stock plan to various officers and employees.   In connection with these and other awards granted in prior years, the Company recorded pre-tax compensation expense of $1.7 million, $1.5 million and $1.3 million ($1.2 million, $1.1 million and $0.9 million, after tax benefit) for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the activity under the Restricted Stock Awards Plan as of December 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2009	202,900	$32.58	3.1 years
Granted	141,300	$18.71
Vested	(50,700)	$35.38
Forfeited	(19,650)	$31.76
Outstanding at December 31, 2009	273,850	$24.96	3.6 years

As of December 31, 2009, there was $4.7 million of total pre-tax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.8 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and stock option exercises.  Currently the Company believes that substantially all restricted stock awards will vest.

14.  COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2009, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class B common stock were repurchased during the year ended December 31, 2009 and 6,070 shares of Class A common stock were repurchased during the year ended December 31, 2009 at a cost of $0.1 million.

As of December 31, 2009, to the Company’s knowledge, there were two shareholders of the Company’s common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2009, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2009, to the Company’s knowledge, these shareholders owned 20.1% and 17.0%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment. Dividends paid during the years ended December 31, 2009 and 2008 were as follows:

	Dividend per Share		Total Dividend Payment (in 000’s)
	Class A	Class B	Class A	Class B
Year Ended December 31, 2009
February 1, 2009	0.06	0.07	130	642
May 1, 2009	0.06	0.07	130	642
August 1, 2009	0.06	0.07	131	641
November 1, 2009	0.06	0.07	131	691

Year Ended December 31, 2008
February 1, 2008	0.06	0.07	153	638
May 1, 2008	0.06	0.07	152	638
August 1, 2008	0.06	0.07	151	640
November 1, 2008	0.06	0.07	131	689

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2010	$1,977
2011	1,203
2012	971
2013	522
2014	83
Thereafter	28
$4,784

Rental expense was approximately $2.2 million, $2.3 million and $2.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2009, the Company has outstanding purchase orders related to the purchase of raw materials in the aggregate amount of $19.9 million.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.

The Company was a defendant in a lawsuit captioned Murata Manufacturing Company, Ltd. v. Bel Fuse Inc. et al., brought in Illinois Federal District Court. The plaintiff claimed that its patent covers all of the Company's MagJack® integrated connector products. The Company had expected this case to proceed to trial.  In order to eliminate future legal fees related to this case, a settlement was negotiated with Murata in October 2009 whereby the Company paid a lump sum licensing fee of $2.1 million in exchange for a licensing agreement covering the past and future sales of the Company’s MagJack® integrated connector products.  As $2.0 million of this fee was deemed to relate to product sales from prior periods, the Company included this expense in cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2009.  The Court issued an Order of Dismissal on November 4, 2009.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.  As of December 31, 2009, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31, 2009 and 2008 are summarized below (dollars in thousands)

	2009	2008

Foreign currency translation adjustment	$1,789	$1,746
Unrealized holding gain (loss) on available-for-sale securities, net of taxes of $42 and $23 as of December 31, 2009 and 2008	62	30
Unfunded SERP liability, net of taxes of $(341) and $(606) as of December 31, 2009 and 2008	(759)	(1,588)

Accumulated other comprehensive income	$1,092	$188

17.	RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 20.1%.  However, as discussed in Note 14, GAMCO’s voting rights are currently suspended.

18.	RESTRUCTURING ACTIVITY

During July 2008, the Company announced that it would cease all manufacturing operations at its Bel Power Inc. facility in Westborough, Massachusetts as of December 31, 2008.  The costs associated with this closure are being accounted for in accordance with the accounting guidance related to exit or disposal cost obligations.  During the fourth quarter of 2008, the Company evaluated the inventory and property, plant and equipment at the Westborough, Massachusetts facility for obsolescence and/or impairment, which resulted in charges as outlined in the table below.  The Company also incurred severance and related benefit expenses in 2008 and 2009 associated with the layoff of approximately 50 associates.  The Company has been unable to sublease the facility in Westborough, Massachusetts and in light of the current real estate market, it is not anticipated that a sublease can be reasonably obtained for this facility.  As a result, the Company has incurred charges related to its facility lease obligation in both 2008 and 2009.  The charges detailed below impacted the operating profit of the Company’s North America operating segment.

	Year Ended December 31,
	2009	2008
Severance and related benefits	$121	$598
Costs associated with facility lease obligation	292	524
Restructuring charges	413	1,122
Impairment of property, plant and equipment	-	739
Inventory markdowns	-	355
	$413	$2,216

Activity and liability balances related to the restructuring charges for the year ended December 31, 2009 are as follows:

	Liability at	New	Cash Payments and	Liability at
	December 31, 2008	Charges	Other Settlements	December 31, 2009
Termination benefit charges	$437	$121	$(558)	$-
Facility lease obligation	524	292	(152)	664
	$961	$413	$(710)	$664

The Company has included the current portion of $0.2 million in accrued restructuring in the Consolidated Balance Sheet at December 31, 2009, and has classified the remaining $0.5 million of the liability related to the facility lease obligation as noncurrent.

19.	UNAUTHORIZED TRANSACTIONS

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

The Company's review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 30,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated.  The fair value of these 30,000 shares at the times of issuance approximated $0.8 million.  Option exercises covering an additional 1,000 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. At this time, the Company does not believe that it will be able to obtain sufficient evidentiary documents to conclusively determine that these additional 1,000 shares related to fraudulent transactions.  The Employee has returned 30,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

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

During the year ended December 31, 2009, the Company recorded an unauthorized issuance of common stock charge of $0.9 million related to this theft.  This charge was offset by $0.5 million related to the fair market value of shares returned by the Employee during 2009.  In addition, the Company incurred $0.2 million in legal and professional fees related to this activity.  These charges are included within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

20.	SUBSEQUENT EVENT – ACQUISITION OF CINCH CONNECTORS

On January 29, 2010, the Company completed the acquisition of Cinch Connectors (“Cinch”) from Safran S.A. for approximately $37.5 million in cash plus approximately $1.5 million for the assumption of certain expenses.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma, Reynosa, Mexico and Worksop, England.

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The Company believes that the addition of Cinch’s well-established lines of connector and cable products and extensive customer base will provide Bel with immediate access to the large and growing aerospace and military markets and will strengthen Bel’s position as a one-stop supplier of high-performance computing, telecom and data products.  In addition to these strategic synergies, there is a significant opportunity for expense reduction and the elimination of redundancies.  The combination of these factors, and Bel’s ability to leverage its existing product line, have given rise to the provisional amount of goodwill detailed below.

While the initial accounting related to this business combination is not complete as of the filing date of this Form 10-K, the following table depicts the Company’s estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired (in thousands):

Consideration

Cash	$39,755
Assumption of change-in-control payments	747
Fair value of total consideration transferred	$40,502

Acquisition-related costs (included in selling, general and administrative expense for the year ended December 31, 2009)	$605

Recognized amounts of identifiable assets
acquired and liabilities assumed:

Cash	$660
Accounts receivable	6,910
Inventory	7,548
Other current assets	803
Property, plant and equipment	9,345	(a)
Intangible assets	2,528	(b)
Other assets	192
Accounts payable	(2,923)
Accrued expenses and other current liabilities	(2,932)
Total identifiable net assets	$22,131

Goodwill	$18,371	(c)

(a)  As of the filing date, the appraisal related to the building acquired was received and the fair value of the building is included in this amount; however, the appraisals related to machinery and equipment acquired were incomplete as of the filing date and as such, this amount only includes the carrying value of those assets.

(b) The Company has identified various intangible assets, including customer lists, license agreements, non-compete agreements, in-process research and development, and other intellectual property, that are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing, and the amounts noted above only represent the carrying value of the intangible assets on Cinch's balance sheet as of the acquisition date.

(c) The amount of goodwill is provisional as of the filing date, as appraisals related to property, plant and equipment, and various intangible assets are still underway.  As the final amount of goodwill has not yet been determined or allocated by country, the Company is unable to determine at this time the portion of goodwill, if any, that will be deductible for tax purposes.

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results (unaudited) for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands, except per share data):

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009 (d)	2009	2009 (c)	2009 (b)	2009 (a)

Net sales	$43,871	$44,934	$45,283	$48,665	$182,753

Cost of sales	38,211	40,192	41,516	41,535	161,454

Net earnings (loss)	816	(1,272)	(10,752)	2,898	(8,310)

Earnings (loss) per Class A common share:
Basic	$0.06	$(0.11)	$(0.90)	$0.23	$(0.71)
Diluted	$0.06	$(0.11)	$(0.90)	$0.23	$(0.71)

Earnings (loss) per Class B common share:
Basic	$0.07	$(0.11)	$(0.94)	$0.25	$(0.72)
Diluted	$0.07	$(0.11)	$(0.94)	$0.25	$(0.72)

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008 (f)	2008 (f)	2008 (e)(f)(g)	2008 (a)(g)

Net sales	$60,869	$72,454	$66,964	$58,063	$258,350

Cost of sales	49,638	59,317	56,337	51,787	217,079

Net earnings (loss)	2,167	1,811	1,946	(20,853)	(14,929)

Earnings (loss) per Class A common share:
Basic	$0.17	$0.14	$0.16	$(1.75)	$(1.25)
Diluted	$0.17	$0.14	$0.16	$(1.75)	$(1.25)

Earnings (loss) per Class B common share:
Basic	$0.19	$0.16	$0.17	$(1.82)	$(1.28)
Diluted	$0.19	$0.16	$0.17	$(1.82)	$(1.28)

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)
Net earnings for the quarter ended December 31, 2009 include a gain on sale of investment of $5.4 million ($3.3 million after tax), primarily related to the sale of the investment in Power-One common stock.

(c)
The net loss for the quarter ended September 30, 2009 includes a goodwill impairment charge of $12.9 million related to the Company’s Asia operating segment and a $2.0 million ($1.2 million after tax) charge related to the Murata licensing fee.

(d)
Net earnings for the quarter ended March 31, 2009 include a gain on the sale of property in Jersey City, New Jersey of $4.7 million ($2.9 million after tax) offset by restructuring charges associated with the closure of the Company’s Westborough, Massachusetts facility of $0.4 million ($0.3 million after tax).

(e)
The net loss for the quarter ended December 31, 2008 includes a goodwill impairment charge of $14.1 million related to the Company’s North America operating segment and charges related to the closure of the Westborough, Massachusetts facility of $1.4 million ($0.9 million after tax).

(f)
Net earnings (loss) for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 include after tax other-than-temporary impairment charges related to the Company’s investments of $1.6 million, $0.9 million and $4.1 million, respectively.

(g)
The Company adopted the update to Accounting Standards Codification 260 effective January 1, 2009, which required that all 2008 outstanding shares and EPS figures be recast to include certain participating securities.  The impact of the adoption was not more than $0.03 per share in any period presented above.

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Charged	Additions
	Balance at	to profit	Charged		Balance
	beginning	and loss	to other	Deductions	at close
Description	of period	or income	accounts (b)	(describe)(a)	of period

Year ended December 31, 2009
Allowance for doubtful accounts	$660	$36	$6	$(106)	$596
Allowance for excess and obsolete inventory	$4,051	$(849)	$(26)	$(409)	$2,767
Deferred tax assets - valuation allowances	$971	$231	$-	$(324)	$878
Year ended December 31, 2008
Allowance for doubtful accounts	$977	$(191)	$(43)	$(83)	$660
Allowance for excess and obsolete inventory	$3,266	$1,079	$(10)	$(284)	$4,051
Deferred tax assets - valuation allowances	$331	$640	$-	$-	$971
Year ended December 31, 2007
Allowance for doubtful accounts	$1,087	$(50)	$48	$(108)	$977
Allowance for excess and obsolete inventory	$5,004	$(1,134)	$17	$(621)	$3,266
Deferred tax assets - valuation allowances	$338	$(7)	$-	$-	$331

(a)  Write offs

(b)  Includes foreign currency translation adjustments

S-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A	Controls and Procedures

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

The Company's review has focused on the Employee's role in the administration of the Company's stock option plan, 401(k) plan and profit-sharing plan. The following determinations have been made:

•
With respect to the stock option plan, the Company has determined that over a period of approximately eight years, the Employee exercised options covering 30,000 shares of Class B Common Stock on the basis of documentation that the Employee fabricated.  The fair value of these 30,000 shares at the times of issuance approximated $0.8 million.  Option exercises covering an additional 1,000 shares are questionable but have not, as yet, been determined to be based on fabricated documentation. At this time, the Company does not believe that it will be able to obtain sufficient evidentiary documents to conclusively determine that these additional 1,000 shares related to fraudulent transactions.  The Employee has returned 30,000 shares to the Company for cancellation with a fair market value on the dates of their return of approximately $0.4 million.

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

 Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

 The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this item.

The Registrant has adopted a code of ethics for its directors, executive officers and all other senior financial personnel.  The code of ethics is available on the Registrant’s website under Corporate Governance.  The Registrant will also make copies of its code of ethics available to investors upon request.  Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ  07302 Attn: Colin Dunn or should be made by telephone by calling Colin Dunn at 201-432-0463.

Item 11.	Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below depicts the securities authorized for issuance under the Company’s equity compensation plans. The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	34,000	$29.50	835,785

Equity compensation plans not approved by security holders	-	-	-

Totals	34,000	$29.50	835,785

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.	Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)		Financial Statements

	1.	Financial statements filed as a part of this Annual Report on Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1 – F-2

		Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3 - F-4

		Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2009	F-5

		Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2009	F-6 - F-7

		Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2009	F-8 - F-10

		Notes to Consolidated Financial Statements	F- 11 - F-50

	2.	Financial statementschedules filed as part of this report:

		Schedule II: Valuation and Qualifying Accounts	S-1

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

10.6	First Amendment to Credit and Guaranty Agreement dated as of April 30, 2008, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

10.7	Second Amendment to Credit and Guaranty Agreement dated as of June 30, 2009, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

10.8	Stock purchase agreement by and among Safran USA, Inc., Safran UK Limited and Bel Fuse Inc., dated as of December 28, 2009.

10.9
Third Amendment to Credit and Guaranty Agreement dated as of January 29, 2010, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

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

Dated:  March 12, 2010

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief	March 12, 2010
Daniel Bernstein	Executive Officer and
Director

/s/ Howard Bernstein	Director	March 12, 2010
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 12, 2010
Robert H. Simandl

/s/ Peter Gilbert	Director	March 12, 2010
Peter Gilbert

/s/ John Tweedy	Director	March 12, 2010
John Tweedy

/s/ John Johnson	Director	March 12, 2010
John Johnson

Signature	Title	Date

/s/ Avi Eden	Director	March 12, 2010
Avi Eden

/s/ Colin Dunn	Vice-President -
Colin Dunn	Finance and Secretary	March 12, 2010