Form 10-Q
period 2010-03-31
BEL FUSE INC /NJ
filed 2010-05-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-F11676

BEL FUSE INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street	Jersey City, New Jersey	07302
(Address of principal executive offices)		(Zip Code)

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
☐  Yes                      ☒  No

At May 6, 2010, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,463,893 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	2-3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4

		Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2010 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	6-7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8-18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II		Other Information

	Item 1.	Legal Proceedings	28

	Item 6.	Exhibits	29

	Signatures		30

PART I.             Financial Information

Item 1.             Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$79,875	$124,231
Accounts receivable - less allowance for doubtful accounts of $495 and $596 at March 31, 2010 and December 31, 2009, respectively	41,227	34,783
Inventories	43,611	31,791
Prepaid expenses and other current assets	2,416	955
Refundable income taxes	3,503	3,255
Deferred income taxes	872	815

Total Current Assets	171,504	195,830

Property, plant and equipment - net	42,504	35,943

Restricted cash	401	250
Deferred income taxes	4,740	4,516
Intangible assets - net	2,905	551
Goodwill	19,883	1,957
Other assets	8,620	6,899

TOTAL ASSETS	$250,557	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except shares and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,160	$17,194
Accrued expenses	11,136	7,991
Accrued restructuring costs	157	156
Income taxes payable	1,911	1,863
Dividends payable	812	793
Total Current Liabilities	33,176	27,997

Long-term Liabilities:
Accrued restructuring costs	468	508
Liability for uncertain tax positions	2,986	2,887
Minimum pension obligation and unfunded pension liability	5,806	5,622
Total Long-term Liabilities	9,260	9,017

Total Liabilities	42,436	37,014

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,174,912 at each date (net of 1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,464,143 and 9,464,343 shares, respectively (net of 3,218,307 treasury shares)	946	946
Additional paid-in capital	22,193	21,663
Retained earnings	184,252	185,014
Accumulated other comprehensive income	513	1,092
Total Stockholders' Equity	208,121	208,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,557	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net Sales	$56,149	$43,871

Costs and expenses:
Cost of sales	47,053	38,211
Selling, general and administrative	9,162	7,653
Restructuring charges	-	413
Gain on sale of property, plant and equipment	-	(4,665)
	56,215	41,612

(Loss) Income from operations	(66)	2,259

Interest income and other, net	122	191

Earnings before provision for income taxes	56	2,450
Provision for income taxes	24	1,634

Net earnings	$32	$816

Earnings per share:
Class A common share - basic and diluted	$0.00	$0.06
Class B common share - basic and diluted	$0.00	$0.07

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,176,156
Class B common share - basic and diluted	9,464,270	9,362,115

Dividends paid per share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)

				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Loss	Earnings	Income	Stock	Stock	(APIC)

Balance, January 1, 2010	$208,932		$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	(131)		(131)
Cash dividends declared on Class B common stock	(663)		(663)
Currency translation adjustment	(666)	$(666)		(666)
Unrealized holding gains on marketable securities arising during the year, net of taxes of $53	87	87		87
Stock-based compensation expense	530						530
Net earnings	32	32	32
Comprehensive loss		$(547)

Balance, March 31, 2010	$208,121		$184,252	$513	$217	$946	$22,193

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$32	$816
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,866	1,686
Stock-based compensation	530	426
Gain on sale of property, plant and equipment	-	(4,665)
Other, net	(39)	670
Deferred income taxes	11	1,953
Changes in operating assets and liabilities (see below)	(4,942)	14,441

Net Cash (Used in) Provided by Operating Activities	(2,542)	15,327

Cash flows from investing activities:
Purchase of property, plant and equipment	(559)	(410)
Purchase of marketable securities	-	(2,033)
Payment for acquisition of business, net of cash acquired	(40,388)	-
Proceeds from sale of property, plant and equipment	-	2,617
Redemption of investment	-	1,454

Net Cash (Used in) Provided by Investing Activities	(40,947)	1,628

Cash flows from financing activities:
Dividends paid to common shareholders	(774)	(772)
Purchase and retirement of Class A common stock	-	(92)

Net Cash Used In Financing Activities	(774)	(864)

Effect of exchange rate changes on cash	(93)	(128)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net (Decrease) Increase in Cash and Cash Equivalents	(44,356)	15,963

Cash and Cash Equivalents - beginning of period	124,231	74,955

Cash and Cash Equivalents - end of period	$79,875	$90,918

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$162	$14,862
(Increase) decrease in inventories	(4,466)	7,938
Increase in prepaid expenses and other current assets	(845)	(634)
Increase in other assets	(5)	(6)
Decrease in accounts payable	(278)	(3,464)
Increase (decrease) in accrued expenses	385	(3,496)
Cash payments of accrued restructuring costs	(39)	(183)
Increase (decrease) in income taxes payable	144	(576)

	$(4,942)	$14,441

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$37	$207
Interest	25	-

Details of acquisition (see Note 3):
Fair value of identifiable net assets acquired	$22,484	$-
Goodwill	17,961	-
Fair value of net assets acquired	$40,445	$-

Fair value of consideration transferred	$40,445	$-
Less: Cash acquired in acquisition	(57)	-
Cash paid for acquisition, net of cash acquired	$40,388	$-

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2010, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2010 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2009.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively “Cinch”) from Safran S.A..  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their provisional fair values and the Company’s condensed consolidated results of operations for the three months ended March 31, 2010 include Cinch’s operating results from January 29, 2010 through March 31, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three months ended March 31, 2010 or 2009 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net earnings	$32	$816
Less Dividends:
Class A	131	131
Class B	663	655
Undistributed (loss) earnings	$(762)	$30

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	(137)	5
Class B undistributed (loss) earnings	(625)	25
Total undistributed (loss) earnings	$(762)	$30

Net earnings allocation - basic and diluted:
Class A allocated (loss) earnings	(6)	136
Class B allocated earnings	38	680
Net earnings	$32	$816

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,176,156
Class B common share - basic and diluted	9,464,270	9,362,115

Earnings per share:
Class A common share - basic and diluted	$0.00	$0.06
Class B common share - basic and diluted	$0.00	$0.07

3.           ACQUISITION

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  As of March 31, 2010, Bel paid $39.6 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma: Reynosa, Mexico; and Worksop, England.

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

The following table summarizes the consideration paid and the preliminary allocation of the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

		Measurement
		Period	January 29, 2010
	January 29, 2010	Adjustments (a)	(As adjusted)
Cash	$57	$-	$57
Accounts receivable	6,910	-	6,910
Inventories	7,548	-	7,548
Other current assets	803	86	889
Property, plant and equipment	7,822	-	7,822
Intangible assets	2,528	-	2,528
Other assets	1,715	274	1,989
Total identifiable assets	27,383	360	27,743

Accounts payable	(2,320)		(2,320)
Accrued expenses and other current liabilities	(2,932)	(7)	(2,939)
Total liabilities assumed	(5,252)	(7)	(5,259)
Net identifiable assets acquired	22,131	353	22,484
Goodwill	18,371	(410)	17,961
Net assets acquired	$40,502	$(57)	$40,445

Cash paid	$39,755	(130)	$39,625
Assumption of change-in-control payments	747	73	820
Fair value of consideration transferred	$40,502	$(57)	$40,445

(a)	Measurement period adjustments made during the three months ended March 31, 2010 primarily relate to corrections of various deferred tax items as of the Acquisition Date.

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed.  Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the Acquisition Date.  The Company believes that information provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Thus, the preliminary measurements of fair value set forth above are subject to change.  Such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Acquisition Date.

Of the $18.0 million of goodwill noted above, $15.2 million has been allocated to the Company’s North America operating segment and $2.8 million has been allocated to the Company’s Europe operating segment.  This allocation was determined based on those operating segments expected to benefit from the acquisition of Cinch and was based primarily on the location of Cinch operations and associated revenue generation at the Acquisition Date.  The Company expects $15.1 million of the goodwill allocated to the North America reportable operating segment to be deductible for tax purposes over a period of 15 years.

During the three months ended March 31, 2010, the Company expensed $0.2 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date.  Cinch contributed revenues of $9.9 million and estimated net losses of $0.6 million to the Company for the period from the Acquisition Date through March 31, 2010.  The unaudited pro forma information presents the combined operating results of the Company and Cinch.  The unaudited pro forma results are presented for illustrative purposes only and include the effects of headcount reductions that were effected on the Acquisition Date.  They do not reflect the realization of any other potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2009, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2009:

	Three Months Ended
	March 31,
	2010	2009
Pro forma consolidated results (in thousands, except per share data)
Revenue	$59,818	$58,645
Net earnings	791	696
Earnings per Class A common share - basic and diluted	0.06	0.05
Earnings per Class B common share - basic and diluted	0.07	0.06

4.   FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010 and December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheet at March 31, 2010 and December 31, 2009. The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$3,795	$3,795	$-	$-
Marketable securities	3	3	-	-

Total	$3,798	$3,798	$-	$-

As of December 31, 2009
Available-for-sale securities:
Investments held in Rabbi Trust	$3,656	$3,656	$-	$-
Marketable securities	2	2	-	-

Total	$3,658	$3,658	$-	$-

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2010.

There were no financial assets or liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009.  Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2010 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$29,340	$22,431
Work in progress	5,352	1,478
Finished goods	8,919	7,882
	$43,611	$31,791

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total segment revenues
North America	$24,246	$11,306
Asia	34,771	33,798
Europe	6,776	5,040
Total segment revenues	65,793	50,144
Reconciling item:
Intersegment revenues	(9,644)	(6,273)
Net sales	$56,149	$43,871

(Loss) Income from operations:
North America	$(138)	$2,570
Asia	133	(192)
Europe	(61)	(119)
	$(66)	$2,259

The following items are included in the (loss) income from operations presented above:

Acquisition of Cinch – the above figures for the three months ended March 31, 2010 include sales volume and expenses of Cinch since the acquisition date of January 29, 2010.  During the three months ended March 31, 2010, the Cinch acquisition contributed revenues of $8.0 million and a loss from operations of $0.5 million to the Company’s North America operating segment and revenues of $1.9 million and a loss from operations of $0.1 million to the Company’s Europe operating segment.

Restructuring Charges – In connection with the closure of its Westborough, Massachusetts facility, the Company incurred $0.4 million of restructuring charges during the three months ended March 31, 2009, including $0.1 million of severance costs and $0.3 million related to its facility lease obligation. These charges impacted the operating profit of the Company’s North America operating segment.

Gain on Sale of Property, Plant & Equipment – During the three months ended March 31, 2009, the Company recognized a previously-deferred $4.6 million pre-tax gain in the North America operating segment from the 2007 sale of a property in Jersey City, New Jersey.

Net Sales – Net sales to external customers are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income from operations represents net sales less operating costs and expenses.

7.            INCOME TAXES

As of March 31, 2010 and December 31, 2009, the Company has approximately $4.8 million and $4.7 million, respectively, of liabilities for uncertain tax positions ($1.8 million and $1.8 million, respectively, included in income taxes payable and $3.0 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2002 in Asia and generally 2004 in Europe.  The Company is not currently being audited by any tax authorities.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2010.   A total of $1.8 million of previously recorded liabilities for uncertain tax positions relates to the 2006 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2010.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During each of the three months ended March 31, 2010 and 2009, the Company recognized an immaterial amount in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.6 million accrued for the payment of interest and penalties at both March 31, 2010 and December 31, 2009 which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

In connection with the Cinch acquisition, the Company acquired the following tax assets and liabilities.  Cinch Europe has net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively.  The related tax benefits are $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at March 31, 2010.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences.  Cinch U.S. has a deferred tax asset relating to vacation accruals in the amount of $0.3 million, which should reverse itself by December 31, 2010.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which should be collected or applied to current year income tax by December 31, 2010.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of net operating loss carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax provisions.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.  Additionally, the Internal Revenue Service ("IRS") released a draft tax schedule and instructions that provide additional details on its proposal to require companies with assets of $10.0 million or more to report their uncertain tax positions annually, beginning with the 2010 tax year, on their business tax returns.

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Sales commissions	$1,590	$1,506
Contract labor	2,676	2,615
Salaries, bonuses and related benefits	3,529	1,475
Other	3,341	2,395
	$11,136	$7,991

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the three months ended March 31, 2010 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts):

	Liability at	New	Cash Payments &	Liability at
	December 31, 2009	Charges	Other Settlements	March 31, 2010
Facility lease obligation	$664	$-	$(39)	$625

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at March 31, 2010, and has classified the remaining $0.5 million of the liability related to the facility lease obligation as noncurrent.  During the three months ended March 31, 2009, the Company recorded $0.4 million in restructuring charges, including $0.1 million of severance charges and $0.3 million related to its facility lease obligations.

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(K) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended March 31, 2010 and 2009 amounted to approximately $0.2 million and $0.1 million, respectively.  As of March 31, 2010, the plans owned 17,086 and 183,603 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended March 31, 2010 and 2009 amounted to approximately $0.1 million in each period. As of March 31, 2010, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Service cost	$85	$96
Interest cost	84	88
Amortization of adjustments	33	37
Total SERP expense	$202	$221

	March 31,	December 31,
	2010	2009
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$5,806	$5,622

Amounts recognized in accumulated other comprehensive income, pretax:
Prior service cost	$1,276	$1,276
Net gains	(176)	(176)
	$1,100	$1,100

10.           COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net earnings	$32	$816
Currency translation adjustment	(666)	(524)
Increase (decrease) in unrealized gain on marketable securities - net of taxes	87	(1,246)

Comprehensive loss	$(547)	$(954)

The components of accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 are summarized below (dollars in thousands):

	March 31,	December 31,
	2010	2009

Foreign currency translation adjustment	$1,123	$1,789
Unrealized holding gains on available-for-sale securities, net of taxes of $95 and $42 as of March 31, 2010 and December 31, 2009	149	62
Unfunded SERP liability, net of taxes of ($341) as of both March 31, 2010 and December 31, 2009	(759)	(759)

Accumulated other comprehensive income	$513	$1,092

11.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).  With the acquisition of Cinch in January 2010, the Company’s future commitments related to lease obligations have increased significantly since December 31, 2009.  At March 31, 2010, future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
March 31,

2011	$2,928
2012	2,206
2013	1,820
2014	1,097
2015	712
Thereafter	381
$9,144

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2009, the Company had outstanding purchase orders related to the purchase of raw materials in the aggregate amount of $19.9 million.  As of March 31, 2010, the Company has outstanding purchase orders related to the purchase of raw materials in the aggregate amount of $32.4 million.  Of the $12.5 million increase, the addition of Cinch commitments accounts for $6.1 million and the remaining $6.4 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.

Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the details of Bel’s material pending lawsuits.  Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

Cinch, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit captioned Engelbrecht v. Motorola, et. al. brought in the Circuit Court of the State of Oregon for the County of Douglas (the “Complaint”) on January 10, 2010.  With respect to this action, the plaintiff claims that Cinch was engaged in the manufacture and sale of asbestos-containing radio components which allegedly caused him to sustain personal injuries due to his exposure to asbestos.  Cinch filed an answer to the Complaint, denying any legal liability or fault for the damages alleged in the Complaint, and affirmatively pleaded, among other defenses, that the plaintiff’s alleged damages, if any, were caused by persons for whom Cinch is not responsible.

12.           RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current shareholder of the Company, with holdings of its Class A stock of approximately 20.1%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

The acquisition of Cinch in January 2010 has added to Bel’s existing business in the high-performance computing and telecom/datacom industries, and also allows Bel to expand into new markets, as many of the Cinch products are tailored to meet the needs of customers in the military, aerospace and transportation industries.  Cinch manufactures a broad range of interconnect products which has enhanced Bel’s existing interconnect product line.

Bel’s business is operated in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The acquisition of Cinch primarily benefits the Company’s North America operating segment with residual benefit to the Company’s Europe operating segment.

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent third-party contractors in Asia.  Costs are recorded as incurred for all products manufactured either at third-party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its own manufacturing facilities in the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; the Dominican Republic; Mexico; the Czech Republic; and, subsequent to the Cinch acquisition, in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s first quarter 2010 and/or future results include the following:

•
As the Company manufactures and sells a large volume of product in Asia, the Company’s revenue and labor costs are seasonally impacted by the Lunar New Year holiday, which takes place during the first quarter.  In addition to an interruption in manufacturing during this two-week holiday, historically, a large number of workers do not return after the Lunar New Year holiday, resulting in the need to hire and train a large number of new workers.  First quarter financial results typically reflect lower revenues and higher per unit labor costs as a result of this holiday.

•
With the recent upturn in the global economy and the related increase in consumer spending, Bel is faced with the new challenge of component pricing and availability.  The increase in demand for components from our vendors and their limited availability of component inventory, has given rise to commodity price increases across the board.  If Bel is unable to pass along these increased costs to our customers, a significant increase in commodity prices associated with Bel’s raw materials will have a corresponding negative impact on Bel’s profit margins.

•
As a result of the price increases from its current vendors and issues related to availability of materials, Bel has sought alternate sourcing for some components.  This creates an additional challenge, as Bel’s customers will need to requalify the bill of materials to ensure the alternate components used are acceptable in meeting their needs.  If the Company is unable to secure acceptable alternate sourcing of components, this could cause either loss or deferral of revenues related to the impacted products, as lead times of some components have shifted from several weeks to several months.

•
The increase in customer demand in late 2009 and into the first quarter of 2010 resulted in the Company’s hiring approximately 1,400 additional workers, with a goal of hiring 2,800 new workers to accommodate a substantial increase in backlog for Bel’s products.   The Company anticipates higher labor costs through the first half of 2010 due to training costs, overtime and production inefficiencies associated with hiring these new workers.

•
In addition to increases in labor costs due to the new workforce, the costs of labor, particularly in the PRC where several of Bel's factories are located, have been higher in recent years as a result of government mandates for new minimum wage and overtime requirements.  In March 2010, the PRC government announced that minimum wage levels will increase by 21% effective May 1, 2010.  If Bel is unable to pass along these increased labor costs to our customers, it would have a negative impact on Bel's profit margins.

•
One of Bel’s significant customers had a reduced sales volume during the first quarter of 2010.  While this caused a decrease in sales of approximately $3.8 million during the first quarter 2010 as compared to the first quarter of 2009, the products associated with this customer were those with a very high material content that resulted in low gross margins.  The decline in sales to this customer resulted in reduced revenue, offset by a significant reduction in material costs and an overall increase in Bel’s gross profit margin percentage. The Company anticipates the sales volume associated with this customer to rebound in the second quarter of 2010.

•
Some of the Company’s products, particularly certain products brought over with the Cinch acquisition, are reaching the end of their product life.  While there are new products in  development to replace these products, the new products may not be ready for commercial sales until 2011.  As a result, the Company anticipates that there may be a gap in revenue volume later in 2010 as old products phase out.

•
In January 2010, the Company completed its acquisition of Cinch.  In connection with this transaction, the Company incurred $0.2 million in acquisition-related costs and $0.8 million in inventory-related purchase accounting adjustments during the three months ended March 31, 2010.  Additional costs related to the acquisition of Cinch may be incurred in future quarters of 2010.

These factors are expected to continue into the foreseeable future.  Given the need to maintain competitive pricing while incurring higher labor costs to accommodate the recent increase in demand, the Company anticipates that its results of operations for the remainder of 2010 will be materially adversely affected by the factors noted above.

Summary by Reportable Operating Segment

Net sales by reportable operating segment for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended
	March 31,				% Increase in
	2010		2009		Sales
	$	% of total	$	% of total	from 2009
Net sales to external customers:
North America	$21,098	37%	$9,699	22%	118%
Asia	28,513	51%	29,453	67%	(3)%
Europe	6,538	12%	4,719	11%	39%
	$56,149	100%	$43,871	100%	28%

(Loss) income from operations by reportable operating segment for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
(Loss) Income from Operations:
North America	$(138)	$2,570
Asia	133	(192)
Europe	(61)	(119)
	$(66)	$2,259

The shift in net sales among the Company’s reportable operating segments was primarily due to the Cinch acquisition, which brought in an additional $9.9 million in sales during Bel’s first quarter 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  See Note 6 to the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional segment discussion.

Overview of Financial Results

The acquisition of Cinch in late January 2010 and the rebound of market conditions have impacted the Company considerably during the three months ended March 31, 2010.

During the first quarter of 2010, the Company experienced a 28.0% increase in sales as compared to the first quarter of 2009.  This was primarily due to the addition of Cinch’s sales volume since its acquisition on January 29, 2010, which accounted for a 22.5% increase from Bel’s first quarter of 2009.  The remaining 5.5% increase in sales relates to legacy-Bel sales growth due to a rebound in demand for Bel’s products.  While sales increased 28% as compared to the first quarter of 2009, cost of sales only increased 23.1% compared to last year’s first quarter.  A shift in sales among Bel’s product groups has resulted in a significant decrease in overall material costs, as the Company manufactured a reduced volume of product containing high material content.  The Company experienced a surge in labor costs in the first quarter of 2010, due to training expenses, production inefficiencies and overtime associated with the hiring of a large volume of new workers to meet the increased customer demand for Bel’s products.  Selling, general and administrative expenses increased by $1.5 million during the first quarter 2010 as compared to the first quarter of 2009.  This increase primarily related to the additional personnel, office expenses and other costs associated with the recently acquired Cinch facilities.  Additional details related to these factors affecting the first quarter results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	83.8	87.1
Selling, general and administrative ("SG&A") expenses	16.3	17.4
Restructuring charge	-	0.9
Gain on sale of property, plant and equipment	-	(10.6)
Interest income and other, net	0.2	0.4
Earnings before provision for income taxes	0.1	5.6
Provision for income taxes	-	3.7
Net earnings	0.1	1.9

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

Increase (decrease) from
Prior Period
Three Months Ended
March 31, 2010
Compared with
Three Months Ended
March 31, 2009

Net sales	28.0%
Cost of sales	23.1
SG&A expenses	19.7
Net earnings	(96.1)

THREE MONTHS ENDED MARCH 31, 2010 VERSUS MARCH 31, 2009

Sales

Net sales increased 28.0% from $43.9 million during the three months ended March 31, 2009 to $56.1 million during the three months ended March 31, 2010. The Company attributes the increase principally to the $9.9 million of additional sales volume associated with the acquisition of Cinch, which was effective January 29, 2010.  The remainder of the increase is due to improved market conditions as compared to the first quarter of 2009.

The Company’s net sales by major product line for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	$	% of total	$	% of total
Magnetic products	$21,656	39%	$19,971	45%
Interconnect products	19,906	35%	7,394	17%
Module products	11,850	21%	14,368	33%
Circuit protection products	2,737	5%	2,138	5%
	$56,149	100%	$43,871	100%

The portfolio of products acquired through the Cinch acquisition has enabled Bel to broaden its interconnect product offerings to address new markets such as military, aerospace and transportation.  As a result, there was a significant increase in interconnect product sales volume during the first quarter of 2010.  The decrease in module sales as compared to the first quarter 2009 relates to the drop in sales volume from one of Bel’s major customers.  See “Trends Affecting our Business” above for additional information.

Cost of Sales

Cost of sales as a percentage of net sales decreased from 87.1% during the three months ended March 31, 2009 to 83.8% during the three months ended March 31, 2010. The decrease in the cost of sales percentage is primarily attributable to the following:

♦
Material costs as a percentage of sales have decreased from 57.0% during the three months ended March 31, 2009 to 48.1% during the three months ended March 31, 2010 for Bel products, primarily due to the 17.5% reduction in module product sales noted above.  These products had a much higher material content as they utilized a larger portion of purchased materials.  A larger percentage of the Company’s sales are now associated with its magnetic, interconnect and circuit protection products, which have lower material content.  In addition, the recently acquired Cinch products had an average material cost of 41.9% as a percentage of sales for the first quarter of 2010, which further reduced the overall cost of sales percentage in 2010.

This decrease was partially offset by the following factors:

♦
The Company experienced an increase in labor costs during the three months ended March 31, 2010 as compared to the same period of 2009. During the first quarter of 2009, customer demand for our products was low due to the weakened market conditions and as a result, the Company experienced a reduction in overtime costs, as the hiring of a large volume of new workers after the Lunar New Year was not warranted.  As a result, Bel did not incur the level of training costs and production inefficiencies that are typical of the first quarter and labor costs as a percentage of sales only amounted to 8.5% during the three months ended March 31, 2009. In the second half of 2009, there was a significant increase in customer demand which led to the hiring of approximately 1,400 new workers over several months, which resulted in training expenses, production inefficiencies and additional overtime charges.  In addition, the Company manufactured a higher volume of its magnetic and interconnect products during the first quarter of 2010, and these product lines have a higher assembly labor requirement.  These factors drove labor costs as a percentage of sales up to 13.8% during the three months ended March 31, 2010.

♦
Included in cost of sales are research and development (“R&D”) expenses of $2.6 million and $2.2 million for the three month periods ended March 31, 2010 and 2009, respectively.   The increase in R&D expenses primarily related to the inclusion of Cinch’s R&D expenses for the majority of the first quarter 2010.

Selling, General and Administrative Expenses (“SG&A”)

The percentage relationship of SG&A expenses to net sales decreased from 17.4% during the three months ended March 31, 2009 to 16.3% during the three months ended March 31, 2010.  While the percentage of sales decreased from the comparable period last year, the dollar amount of SG&A expense for the three months ended March 31, 2010 was $1.5 million (or 19.7%) higher as compared to the same period of 2009.  The overall increase in dollar amount was the result of the following factors (dollars in thousands):

	(Favorable) Unfavorable Variances in Cost of Sales
	First Quarter 2010 as Compared to First Quarter 2009
	Consolidated	Legacy-Bel Only	Cinch
Sales commissions	$469	$312	$157
Salaries and fringes	347	(330)	677
Acquisition-related costs	236	160	76
Office expenses	233	(37)	270
Other legal and professional fees	230	172	58
Severance charges	137	-	137
Fair value of COLI investments (SG&A portion only)	(262)	(262)	-
Other	119	(136)	255
	$1,509	$(121)	$1,630

As Cinch SG&A expenses have been included in Bel’s results only since the Acquisition Date, 100% of such Cinch expenses are included in the variances above.  The variances in the “Legacy-Bel Only” column above show an increase in sales commissions due to an increase in Bel sales as compared to the first quarter of 2009, acquisition-related costs associated with the acquisition of Cinch, and increased legal fees related to patent litigation, offset by a reduction in salaries and fringes due to headcount reductions and changes in the cash surrender value of Company-owned life insurance (COLI).

Restructuring Charge

In connection with the closing of the Company’s Westborough, Massachusetts facility in December 2008, the Company incurred $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the three months ended March 31, 2009.

Gain on Sale of Property, Plant and Equipment

During the three months ended March 31, 2009, the Company realized a previously-deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2010 was less than $0.1 million compared to $1.6 million for the three months ended March 31, 2009.  The Company's earnings before income taxes for the three months ended March 31, 2010 are approximately $2.4 million lower than the same period in 2009.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 43.3% and 66.7% for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates. The decrease in the effective tax rate during the three months ended March 31, 2010 is primarily attributable to the gain on sale of property in North America during the quarter ended March 31, 2009 discussed above.

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

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement during 2010 or 2009 and, as such, there was no balance outstanding as of March 31, 2010 or December 31, 2009.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of March 31, 2010.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at March 31, 2010 and December 31, 2009.  Borrowing on the line of credit was guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

In July 2009, the Company established a standby letter of credit with the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of March 31, 2010 and December 31, 2009.  This compensating balance will be reduced to less than $0.1 million upon its renewal in July 2010.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc., Cinch Connectors de Mexico, S.A. de C.V. and Cinch Connectors Ltd. from Safran S.A.  As of March 31, 2010, Bel paid $39.6 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma: Reynosa, Mexico; and Worksop, England. In connection with this acquisition, the Company incurred $0.2 million in acquisition-related costs (included in selling, general and administrative expenses) and $0.8 million of inventory-related purchase accounting adjustments (included in cost of sales) during the three months ended March 31, 2010.

The following table sets forth at March 31, 2010 the payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  The $17.0 million increase in total contractual obligations at March 31, 2010 as compared to December 31, 2009 resulted primarily from the inclusion of Cinch’s contractual obligations.  This table excludes liabilities recorded relative to uncertain income tax positions, amounting to $1.8 million included in income taxes payable and $3.0 million included in liability for uncertain tax positions, as of March 31, 2010, as the Company is unable to make reasonable reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,626	$1,626	$-	$-	$-
Operating leases	9,144	2,928	4,026	1,809	381
Raw material purchase obligations	32,374	32,294	80
Total	$43,144	$36,848	$4,106	$1,809	$381

Cash Flows

During the three months ended March 31, 2010, the Company's cash and cash equivalents decreased by $44.4 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $0.6 million for the purchase of property, plant and equipment, $0.8 million for payments of dividends, and $2.5 million used in operating activities.  During the three months ended March 31, 2009, the Company had cash provided by operating activities of $15.3 million as compared to cash used in operating activities of $2.5 million for the three months ended March 31, 2010.  This $17.8 million reduction in operating cash flow related primarily to the significant fluctuations in accounts receivable and inventory levels in both the first quarter of 2009 and 2010, as customer demand and the related manufacturing and sales volumes fluctuated.  In the first quarter of 2009, customer demand for Bel’s products was down, which resulted in decreased accounts receivable and inventory levels during the first quarter of 2009.  With demand recovering during the latter part of 2009, inventory levels have increased as Bel is purchasing raw materials and increasing its manufacturing accordingly.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 48.3% and 64.7% of the Company's total assets at March 31, 2010 and December 31, 2009, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 5.2 to 1 and 7.0 to 1 at March 31, 2010 and December 31, 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the first quarter of 2010.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of market risks.

 Item 4.   Controls and Procedures

Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President - Finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Vice President – Finance concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting:  There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     Other Information

Item 1.         Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the details of Bel’s material pending lawsuits.  Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

Cinch, a wholly-owned subsidiary of the Company, is a defendant in a lawsuit captioned Engelbrecht v. Motorola, et. al. brought in the Circuit Court of the State of Oregon for the County of Douglas (the “Complaint”) on January 10, 2010.  With respect to this action, the plaintiff claims that Cinch was engaged in the manufacture and sale of asbestos-containing radio components which allegedly caused him to sustain personal injuries due to his exposure to asbestos.  Cinch filed an answer to the Complaint, denying any legal liability or fault for the damages alleged in the Complaint, and affirmatively pleaded, among other defenses, that the plaintiff's alleged damages, if any, were caused by persons for whom Cinch is not responsible.

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

Dated: May 7, 2010

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