Form 10-Q
period 2010-06-30
BEL FUSE INC /NJ
filed 2010-08-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-11676

BEL FUSE INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1463699
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Van Vorst Street	Jersey City, New Jersey	07302
(Address of principal executive offices)		(Zip Code)

(201) 432-0463
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐  No      Not applicable to the registrant.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.☐

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No

At August 3, 2010, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,529,093 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of June 30, 2010
		and December 31, 2009 (unaudited)	2-3

		Condensed Consolidated Statements of Operations for the Three
		and Six Months Ended June 30, 2010 and 2009 (unaudited)	4

		Condensed Consolidated Statement of Stockholders' Equity for
		the Six Months Ended June 30, 2010 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 2010 and 2009 (unaudited)	6-7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8-19

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	20-29

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	29

	Item 4.	Controls and Procedures	29

Part II		Other Information

	Item 1.	Legal Proceedings	30

	Item 6.	Exhibits	31

	Signatures		32

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$75,655	$124,231
Accounts receivable - less allowance for doubtful
accounts of $486 and $596 at June 30, 2010
and December 31, 2009, respectively	50,140	34,783
Inventories	50,122	31,791
Prepaid expenses and other current assets	2,361	955
Refundable income taxes	3,361	3,255
Deferred income taxes	1,221	815

Total Current Assets	182,860	195,830

Property, plant and equipment - net	47,835	35,943

Restricted cash	401	250
Deferred income taxes	3,645	4,516
Intangible assets - net	11,480	551
Goodwill	4,548	1,957
Other assets	9,692	6,899

TOTAL ASSETS	$260,461	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except shares and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,789	$17,194
Accrued expenses	13,173	7,991
Accrued restructuring costs	158	156
Income taxes payable	2,029	1,863
Dividends payable	836	793
Total Current Liabilities	38,985	27,997

Long-term Liabilities:
Accrued restructuring costs	428	508
Liability for uncertain tax positions	3,312	2,887
Minimum pension obligation and
unfunded pension liability	5,990	5,622
Total Long-term Liabilities	9,730	9,017

Total Liabilities	48,715	37,014

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000
shares; none issued	-	-
Class A common stock, par value $.10 per share -
authorized 10,000,000 shares; outstanding 2,174,912
at each date (net of 1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share -
authorized 30,000,000 shares; outstanding
9,529,093 and 9,464,343 shares, respectively
(net of 3,218,307 treasury shares)	953	946
Additional paid-in capital	22,750	21,663
Retained earnings	188,149	185,014
Accumulated other comprehensive (loss) income	(323)	1,092
Total Stockholders' Equity	211,746	208,932

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$260,461	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$77,732	$44,934	$133,881	$88,805

Costs and expenses:
Cost of sales	61,676	40,192	108,729	78,403
Selling, general and administrative	10,299	7,601	19,461	15,254
Restructuring charges	-	-	-	413
Loss (gain) on sale of property, plant and equipment	19	13	19	(4,652)
	71,994	47,806	128,209	89,418

Income (loss) from operations	5,738	(2,872)	5,672	(613)

Realized gain on sale of investments	-	1,081	-	1,083
Interest income and other, net	116	127	238	316

Earnings (loss) before provision (benefit) for income taxes	5,854	(1,664)	5,910	786
Provision (benefit) for income taxes	1,159	(392)	1,183	1,242

Net earnings (loss)	$4,695	$(1,272)	$4,727	$(456)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.38	$(0.11)	$0.38	$(0.05)
Class B common share - basic and diluted	$0.41	$(0.11)	$0.41	$(0.04)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,175,531
Class B common share - basic and diluted	9,495,824	9,343,090	9,480,134	9,352,550

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)

				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Income	Earnings	Income (Loss)	Stock	Stock	(APIC)

Balance, January 1, 2010	$208,932		$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	(261)		(261)
Cash dividends declared on Class B common stock	(1,331)		(1,331)
Issuance of restricted common stock	-					7	(7)
Currency translation adjustment	(1,455)	$(1,455)		(1,455)
Unrealized holding gains on marketable securities
arising during the period, net of taxes of $25	40	40		40
Reduction in APIC pool associated with tax deficiencies
related to restricted stock awards	(60)						(60)
Stock-based compensation expense	1,154						1,154
Net earnings	4,727	4,727	4,727
Comprehensive income		$3,312

Balance, June 30, 2010	$211,746		$188,149	$(323)	$217	$953	$22,750

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$4,727	$(456)
Adjustments to reconcile net earnings (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	4,195	3,359
Stock-based compensation	1,154	810
Loss (gain) on sale of property, plant and equipment	19	(4,652)
Realized gain on sale of investments	-	(1,083)
Other, net	541	821
Deferred income taxes	268	2,335
Changes in operating assets and liabilities (see below)	(14,642)	19,604

Net Cash (Used in) Provided by Operating Activities	(3,738)	20,738

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,092)	(1,122)
Purchase of marketable securities	-	(5,629)
Payment for acquisition of business, net of cash acquired	(40,424)	-
Proceeds from sale of marketable securities	-	4,680
(Purchase of) proceeds from cash surrender value of
company-owned life insurance	(1,571)	1,518
Proceeds from sale of property, plant and equipment	6	2,554
Redemption of investment	-	1,945

Net Cash (Used in) Provided by Investing Activities	(43,081)	3,946

Cash flows from financing activities:
Dividends paid to common shareholders	(1,548)	(1,544)
Purchase and retirement of Class A common stock	-	(92)

Net Cash Used In Financing Activities	(1,548)	(1,636)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Effect of exchange rate changes on cash	(209)	(27)

Net (Decrease) Increase in Cash and Cash Equivalents	(48,576)	23,021

Cash and Cash Equivalents - beginning of period	124,231	74,955

Cash and Cash Equivalents - end of period	$75,655	$97,976

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(9,187)	$13,760
(Increase) decrease in inventories	(11,138)	14,914
Increase in prepaid expenses and other current assets	(812)	(648)
Decrease (increase) in other assets	36	(20)
Increase (decrease) in accounts payable	3,403	(3,441)
Increase (decrease) in accrued expenses	2,469	(3,249)
Cash payments of accrued restructuring costs	(78)	(221)
Increase (decrease) in income taxes payable	665	(1,491)

	$(14,642)	$19,604

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$346	$348
Interest	14	-

Details of acquisition (see Note 3):
Fair value of identifiable net assets acquired	$37,717	$-
Goodwill	2,764	-
Fair value of net assets acquired	$40,481	$-

Fair value of consideration transferred	$40,481	$-
Less: Cash acquired in acquisition	(57)	-
Cash paid for acquisition, net of cash acquired	$40,424	$-

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2010, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2010 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the six months ended June 30, 2010 include Cinch’s operating results from January 29, 2010 through June 30, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.  EARNINGS (LOSS) PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  There were no potential common shares outstanding during the three or six months ended June 30, 2010 or 2009 which would have had a dilutive effect on earnings per share.

The earnings (loss) and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net earnings (loss)	$4,695	$(1,272)	$4,727	$(456)
Less Dividends:
Class A	131	128	261	260
Class B	667	654	1,331	1,308
Undistributed earnings (loss)	$3,897	$(2,054)	$3,135	$(2,024)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	698	(373)	562	(367)
Class B undistributed earnings (loss)	3,199	(1,681)	2,573	(1,657)
Total undistributed earnings (loss)	$3,897	$(2,054)	$3,135	$(2,024)

Net earnings (loss) allocation - basic and diluted:
Class A allocated earnings (loss)	829	(245)	823	(107)
Class B allocated earnings (loss)	3,866	(1,027)	3,904	(349)
Net earnings	$4,695	$(1,272)	$4,727	$(456)

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,175,531
Class B common share - basic and diluted	9,495,824	9,343,090	9,480,134	9,352,550

Earnings (loss) per share:
Class A common share - basic and diluted	$0.38	$(0.11)	$0.38	$(0.05)
Class B common share - basic and diluted	$0.41	$(0.11)	$0.41	$(0.04)

3. ACQUISITION

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  As of June 30, 2010, Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.    The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The Company believes that the addition of Cinch’s well-established lines of connector and cable products and extensive customer base will provide Bel with immediate access to the large and growing aerospace and military markets.  In addition to these strategic synergies, there is a significant opportunity for expense reduction and the elimination of redundancies.  The combination of these factors, and Bel’s ability to leverage its existing product line, have given rise to the provisional amount of goodwill detailed below.

The following table summarizes the consideration paid and the preliminary allocation of the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

		Measurement
		Period	January 29, 2010
	January 29, 2010	Adjustments	(As adjusted)
Cash	$57	$-	$57
Accounts receivable	6,910	-	6,910
Inventories	7,548	-	7,548
Other current assets	803	85	888
Property, plant and equipment	7,822	6,996	14,818
Intangible assets	2,528	8,887	11,415
Other assets	1,715	(375)	1,340
Total identifiable assets	27,383	15,593	42,976

Accounts payable	(2,320)	-	(2,320)
Accrued expenses and other current liabilities	(2,932)	(7)	(2,939)
Total liabilities assumed	(5,252)	(7)	(5,259)
Net identifiable assets acquired	22,131	15,586	37,717
Goodwill	18,371	(15,607)	2,764
Net assets acquired	$40,502	$(21)	$40,481

Cash paid	$39,755	(79)	$39,676
Assumption of change-in-control payments	747	58	805
Fair value of consideration transferred	$40,502	$(21)	$40,481

The preliminary measurements of fair value set forth above are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Acquisition Date. While the purchase price allocation is not complete, the Company did receive additional information during the second quarter of 2010 related to the Acquisition Date fair values of certain property, plant and equipment, and intangible assets acquired.  These updates to the purchase price allocation are noted as measurement period adjustments in the above table.

During the ongoing valuation process, the Company is utilizing the income, cost, and market approaches in determining the fair values of the assets acquired and liabilities assumed. The fair value measurements are primarily based on significant inputs that are not observable in the market. The income approach is primarily being utilized to value the intangible assets, consisting primarily of trademarks, customer relationships and technology. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, is being utilized as appropriate for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

The preliminary fair value of property, plant and equipment acquired from Cinch consists of the following:

	Weighted- Average Estimated Useful Life	Acquisition-Date Fair Value
Land	Indefinite	$166
Buildings and improvements	11.7 years	2,464
Machinery and equipment	5.0 years	11,539
Construction in progress	N/A	649
Total property, plant and equipment acquired		$14,818

The preliminary fair value of identifiable intangible assets noted above consists of the following:

	Weighted- Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$7,000
Customer relationships	16.5 years	2,600
Technology	9.8 years	1,700
Licensing agreements	10.0 years	75
Non-compete agreements	2.0 years	40
Total identifiable intangible assets acquired		$11,415

Of the $2.8 million of goodwill noted above, $1.7 million has been allocated to the Company’s North America reportable operating segment and $1.1 million has been allocated to the Company’s Europe reportable operating segment.  This allocation was determined based on those reportable operating segments expected to benefit from the acquisition of Cinch and was based primarily on the location of Cinch operations and associated revenue generation at the Acquisition Date.  The Company expects $1.7 million of the goodwill and $8.8 million of intangible assets allocated to the North America reportable operating segment to be deductible for tax purposes over a period of 15 years.

During the six months ended June 30, 2010, the Company expensed approximately $0.3 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the periods subsequent to the Acquisition Date.  During the three and six months ended June 30, 2010, Cinch contributed revenues of $14.9 million and $24.8 million, respectively, and estimated net earnings of $0.8 million and $0.2 million, respectively, to the Company since the Acquisition Date.  The unaudited pro forma information below presents the combined operating results of the Company and Cinch.  The unaudited pro forma results are presented for illustrative purposes only and include the effects of headcount reductions that were effected on the Acquisition Date.  They do not reflect the realization of any other potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2009, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2009 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$77,732	$57,184	$137,550	$115,627
Net earnings	5,151	(959)	5,090	331
Earnings per Class A common share - basic and diluted	0.42	(0.09)	0.41	0.02
Earnings per Class B common share - basic and diluted	0.45	(0.08)	0.44	0.03

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010 and December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2010 and December 31, 2009. The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three or six months ended June 30, 2010 and 2009.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three or six months ended June 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (dollars in thousands).

	Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$3,721	$3,721	$-	$-
Marketable securities	3	3	-	-

Total	$3,724	$3,724	$-	$-

As of December 31, 2009
Available-for-sale securities:
Investments held in Rabbi Trust	$3,656	$3,656	$-	$-
Marketable securities	2	2	-	-

Total	$3,658	$3,658	$-	$-

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2010.

There were no financial assets or liabilities accounted for at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009.  Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill and intangible assets with indefinite useful lives, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2010 that would warrant interim impairment testing.

5. INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$33,480	$22,431
Work in progress	5,864	1,478
Finished goods	10,778	7,882
	$50,122	$31,791

6. BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales to external customers:
North America	$27,393	$9,420	$48,491	$19,119
Asia	40,348	31,125	68,861	60,578
Europe	9,991	4,389	16,529	9,108
	$77,732	$44,934	$133,881	$88,805

Total segment revenues:
North America	$31,531	$12,585	$55,777	$23,891
Asia	49,950	35,120	84,721	68,918
Europe	10,273	4,684	17,049	9,724
Total segment revenues	91,754	52,389	157,547	102,533
Intersegment revenues	(14,022)	(7,455)	(23,666)	(13,728)
Net sales	$77,732	$44,934	$133,881	$88,805

Income (Loss) from operations:
North America	$1,236	$(215)	$1,098	$2,356
Asia	4,110	(2,674)	4,243	(2,867)
Europe	392	17	331	(102)
	$5,738	$(2,872)	$5,672	$(613)

The following items are included in the income (loss) from operations presented above:

Acquisition of Cinch – The above figures for the three and six months ended June 30, 2010 include sales volume and expenses of Cinch since the acquisition date of January 29, 2010.  During the three months ended June 30, 2010, the Cinch acquisition contributed sales to external customers of $11.8 million and income from operations of $0.8 million to the Company’s North America operating segment and sales to external customers of $3.1 million and income from operations of $0.1 million to the Company’s Europe operating segment. During the six months ended June 30, 2010, the Cinch acquisition contributed sales to external customers of $19.8 million and income from operations of $0.3 million to the Company’s North America operating segment and sales to external customers of $5.0 million and an immaterial amount of income from operations to the Company’s Europe operating segment.

Restructuring Charges – In connection with the closure of its Westborough, Massachusetts facility in 2008, the Company incurred $0.4 million of restructuring charges during the six months ended June 30, 2009, including $0.1 million of severance costs and $0.3 million related to its facility lease obligation. These charges impacted the operating profit of the Company’s North America operating segment.

Gain on Sale of Property, Plant & Equipment – During the six months ended June 30, 2009, the Company recognized a previously-deferred $4.6 million pre-tax gain in the North America operating segment from the 2007 sale of a property in Jersey City, New Jersey.

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

7. INCOME TAXES

As of June 30, 2010 and December 31, 2009, the Company has approximately $5.2 million and $4.7 million, respectively, of liabilities for uncertain tax positions ($1.9 million and $1.8 million, respectively, included in income taxes payable and $3.3 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2010.   A total of $1.9 million of previously recorded liabilities for uncertain tax positions relates to the 2006 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2010.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During each of the six months ended June 30, 2010 and 2009, the Company recognized $0.2 million and $0.1 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.8 million and $0.6 million accrued for the payment of interest and penalties at June 30, 2010 and December 31, 2009, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

In connection with the Cinch acquisition, the Company acquired the following tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at June 30, 2010.  During the quarter ended June 30, 2010, $0.2 million of the $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences.  Cinch U.S. had a deferred tax asset in the amount of $0.3 million relating to vacation accruals at the time of the acquisition.  Of this amount, $0.2 million remains on the balance sheet at June 30, 2010.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which should be collected or applied to current year income tax by December 31, 2010.  The Company has received a preliminary fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. None of the reversals of the deferred tax asset or deferred tax liabilities or use of net operating loss carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax provisions.  Some of the proposed changes might affect taxation regarding the transfer of intangible property and subject the Company to, among other things, additional income taxes and restrictions on how foreign tax credits would be calculated.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.  Additionally, the Internal Revenue Service ("IRS") released a draft tax schedule and instructions that provide additional details on its proposal to require companies with assets of $10.0 million or more to report their uncertain tax positions annually, beginning with the 2010 tax year, on their business tax returns.

8. ACCRUED EXPENSES AND RESTRUCTURING COSTS

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Sales commissions	$1,779	$1,506
Contract labor	3,264	2,615
Salaries, bonuses and related benefits	5,017	1,475
Other	3,113	2,395
	$13,173	$7,991

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the six months ended June 30, 2010 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts) (dollars in thousands):

	Liability at	New	Cash Payments &	Liability at
	December 31, 2009	Charges	Other Settlements	June 30, 2010
Facility lease obligation	$664	$-	$(78)	$586

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at June 30, 2010, and has classified the remaining $0.4 million of the liability related to the facility lease obligation as noncurrent.  During the six months ended June 30, 2009, the Company recorded $0.4 million in restructuring charges, including $0.1 million of severance charges and $0.3 million related to its facility lease obligations.

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(K) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended June 30, 2010 and 2009 amounted to approximately $0.1 million in each period.  The expense for the six months ended June 30, 2010 and 2009 amounted to approximately $0.3 million and $0.2 million, respectively. As of June 30, 2010, the plans owned 16,558 and 189,890 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended June 30, 2010 and 2009 amounted to approximately $0.1 million in each period. The expense for the six months ended June 30, 2010 and 2009 amounted to approximately $0.1 million and $0.2 million, respectively. As of June 30, 2010, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$85	$96	$170	$192
Interest cost	84	88	168	176
Amortization of adjustments	33	37	66	74
Total SERP expense	$202	$221	$404	$442

	June 30,	December 31,
	2010	2009
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$5,990	$5,622

Amounts recognized in accumulated
other comprehensive income, pretax:
Prior service cost	$1,276	$1,276
Net gains	(176)	(176)
	$1,100	$1,100

10. COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings (loss)	$4,695	$(1,272)	$4,727	$(456)
Currency translation adjustment	(790)	538	(1,455)	13
Increase (decrease) in unrealized
gain on marketable securities
- net of taxes	(46)	3,307	40	2,061
Reclassification adjustment for gains
included in net loss, net of tax	-	(658)	-	(658)

Comprehensive income	$3,859	$1,915	$3,312	$960

The components of accumulated other comprehensive (loss) income as of June 30, 2010 and December 31, 2009 are summarized below (dollars in thousands):

	June 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$334	$1,789
Unrealized holding gains on available-for-sale
securities, net of taxes of $67 and $42 as of
June 30, 2010 and December 31, 2009	102	62
Unfunded SERP liability, net of taxes of ($341) as
of both June 30, 2010 and December 31, 2009	(759)	(759)

Accumulated other comprehensive (loss) income	$(323)	$1,092

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).  With the acquisition of Cinch in January 2010, the Company’s future commitments related to lease obligations have increased significantly since December 31, 2009.  At June 30, 2010, future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
June 30,

2011	$2,922
2012	2,336
2013	1,839
2014	1,169
2015	858
Thereafter	354
$9,478

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $34.0 and $19.9 million at June 30, 2010 and December 31, 2009, respectively.  Of the $14.1 million increase, the addition of Cinch commitments accounts for $5.7 million and the remaining $8.4 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.0 million and $1.4 million at June 30, 2010 and December 31, 2009, respectively.

Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the details of Bel’s material pending lawsuits.  Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

Cinch, a wholly-owned subsidiary of the Company, was defendant in a lawsuit captioned Engelbrecht v. Motorola, et. al. brought in the Circuit Court of the State of Oregon for the County of Douglas (the “Complaint”) on January 10, 2010.  With respect to this action, the plaintiff claimed that Cinch was engaged in the manufacture and sale of asbestos-containing radio components which allegedly caused him to sustain personal injuries due to his exposure to asbestos.  Cinch filed an answer to the Complaint, denying any legal liability or fault for the damages alleged in the Complaint, and affirmatively pleaded, among other defenses, that the plaintiff’s alleged damages, if any, were caused by persons for whom Cinch is not responsible.  Cinch was dismissed as a party to this case through a limited judgment of dismissal which was filed by the Douglas County Circuit Court on July 19, 2010.

12. RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current shareholder of the Company, with holdings of its Class A stock of approximately 23.1%.

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

Overview

Our Company

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules (including power conversion and integrated modules), circuit protection devices and interconnect products. Bel's products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits and are deployed primarily in the computer, networking and telecommunication industries. Bel’s expanding portfolio of products also finds application in the medical and consumer electronics markets.  New products brought on through the Cinch acquisition in January 2010 enhanced Bel’s existing interconnect product line and allowed Bel to expand into the military, aerospace and transportation industries.

Bel’s business is operated in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The acquisition of Cinch primarily affects the Company’s North America reportable operating segment with a lesser effect on the Company’s Europe reportable operating segment.

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured either at third-party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its own manufacturing facilities in the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; the Dominican Republic; Cananea, Mexico; the Czech Republic; and, subsequent to the Cinch acquisition, in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

In China, where the Company generally enters into processing arrangements with several independent third-party contractors and also has its own manufacturing facilities, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, the Company has little visibility into the ordering habits of its customers and can be subjected to large and unpredictable variations in demand for its products.  Accordingly, the Company must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in China.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s second quarter 2010 and/or future results include the following:

•
With the acquisition of Cinch in January 2010 and the return to historical demand levels by legacy-Bel customers, the Company’s sales volume for the three and six months ended June 30, 2010 has rebounded to 2008 levels for the comparable periods.   Bel continues to have a strong backlog of orders, but is still faced with the challenges of component pricing and availability, as well as labor shortages in the PRC.  These factors could cause either loss or deferral of revenues for specific products.

•
The increase in industry demand for components and the limited availability of components has given rise to commodity price increases across the board.  If Bel is unable to pass along these increased costs to our customers, this increase in commodity prices for Bel’s raw materials will have a negative impact on Bel’s profit margins.

•
The increase in customer demand in late 2009 and into the first half of 2010 resulted in the Company’s hiring approximately 2,483 additional workers during 2010, with a goal of hiring 2,800 new workers to accommodate a substantial increase in demand for Bel’s products.   The Company experienced higher labor costs through the first half of 2010 due to training costs, overtime and production inefficiencies associated with hiring these new workers.

•
In addition to increases in labor costs due to the new workforce, the costs of labor, particularly in the PRC where several of Bel’s factories are located, have been higher in recent years as a result of government mandates for new minimum wage and overtime requirements.  The PRC government increased minimum wage levels by 21% in the areas where our factories are located effective May 1, 2010.  Bel has implemented price increases to its customers during 2010 to offset increases in labor and material costs; however, the Company anticipates that the new minimum wage levels will have a negative impact on Bel’s profit margins in future quarters.

•
One of Bel’s significant customers had a reduced sales volume by approximately $5.6 million during the first half 2010 as compared to the first half of 2009.  The products associated with this customer have a very high material content, which results in lower gross margins than the Company’s other product lines.  The decline in sales to this customer resulted in an overall increase in Bel’s gross profit margin percentage, as the reduced revenue was offset by a significant reduction in material costs. The sales volume associated with this customer began to rebound in the second quarter of 2010 and the Company anticipates a further increase in this sales volume throughout the remainder of 2010.  An increase in sales volume to this customer would have an unfavorable impact on the Company’s profit margin percentage.

•
Some of the Company’s products, particularly certain products brought over with the Cinch acquisition, are reaching the end of their product life.  While there are new products in development to replace these products, the new products may not be ready for commercial sale until 2011.  As a result, the Company anticipates that there may be a decrease in revenue volume later in 2010 as old products phase out.

•
In connection with the acquisition of Cinch in January 2010, the Company incurred $0.3 million in acquisition-related costs and $0.8 million in inventory-related purchase accounting adjustments during the six months ended June 30, 2010.  In addition, the Company recorded additional depreciation and amortization expense of $0.3 million in the second quarter of 2010 associated with the measurement period adjustments to the fair value of fixed assets and intangibles acquired.

These factors are expected to continue into the foreseeable future.  Given the need to maintain competitive pricing while incurring higher labor costs to accommodate the recent increase in demand, the Company anticipates that its results of operations for the remainder of 2010 will be materially adversely affected by the factors noted above.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
North America	$27,393	35%	$9,420	21%	$48,491	36%	$19,119	22%
Asia	40,348	52%	31,125	69%	68,861	52%	60,578	68%
Europe	9,991	13%	4,389	10%	16,529	12%	9,108	10%
	$77,732	100%	$44,934	100%	$133,881	100%	$88,805	100%

Income (loss) from operations by reportable operating segment for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (Loss) from Operations:
North America	$1,236	$(215)	$1,098	$2,356
Asia	4,110	(2,674)	4,243	(2,867)
Europe	392	17	331	(102)
	$5,738	$(2,872)	$5,672	$(613)

The shift in net sales among the Company’s reportable operating segments was primarily due to the Cinch acquisition, which brought in an additional $14.9 million in sales during Bel’s second quarter 2010 and an additional $24.8 million in sales during the first half of 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  See Note 6 to the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional segment discussion.

Overview of Financial Results

The acquisition of Cinch in late January 2010 and the rebound of market conditions have impacted the Company considerably during the three and six months ended June 30, 2010.

During the second quarter of 2010, the Company experienced a 73.0% increase in sales as compared to the second quarter of 2009.  This was primarily due to legacy-Bel growth of 39.8% due to a rebound in demand for Bel’s products.  The addition of Cinch’s sales volume accounted for the remaining 33.2% increase in sales from Bel’s second quarter of 2009.  While sales increased 73.0% as compared to the second quarter of 2009, cost of sales increased by only 53.5% compared to last year’s second quarter.  A shift in sales among Bel’s product groups has resulted in a significant decrease in overall material costs, as the Company manufactured a reduced volume of product with high material content.  As an offsetting factor, the Company experienced a surge in labor costs in the first quarter of 2010, due to training expenses, production inefficiencies and overtime associated with the hiring of a large volume of new workers to meet the increased customer demand for Bel’s products.  This increase in labor costs continued into the second quarter of 2010.  Selling, general and administrative expenses increased by $2.7 million during the second quarter 2010 as compared to the second quarter of 2009.  This increase primarily related to the additional personnel, office expenses and other costs associated with the recently acquired Cinch facilities.  Additional details related to these factors affecting the second quarter results are described in the Results of Operations section below.

During the six months ended June 30, 2010, the Company experienced a 50.8% increase in sales as compared to the first half of 2009.  This was primarily due to the addition of Cinch’s sales volume since its acquisition on January 29, 2010, which accounted for a 27.9% increase from Bel’s first half of 2009.  The remaining 22.9% increase in sales relates to legacy-Bel sales growth due to a rebound in demand for Bel’s products.  While sales increased 50.8% as compared to the first half of 2009, cost of sales increased by only 38.7% compared to 2009 due to the same factors described above.  Selling, general and administrative expenses increased by $4.2 million during the first half of 2010 as compared to the first half of 2009, primarily due to the additional personnel, office expenses and other costs associated with the recently acquired Cinch facilities.  Additional details related to these factors affecting the six-month results are described in the Results of Operations section below.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, SERP expense, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3	89.4	81.2	88.3
Selling, general and administrative ("SG&A") expenses	13.2	16.9	14.5	17.2
Restructuring charge	-	-	-	0.5
Gain on sale of property, plant and equipment	-	-	-	5.2
Realized gain on investment	-	2.4	-	1.2
Interest income and other, net	0.1	0.3	0.2	0.3
Earnings (loss) before provision (benefit) for income taxes	7.5	(3.7)	4.4	0.9
Provision (benefit) for income taxes	1.5	(0.9)	0.9	1.4
Net earnings (loss)	6.0	(2.8)	3.5	(0.5)

The following table sets forth the year over year percentage increase or decrease of certain items included in the Company's condensed consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Net sales	73.0%	50.8%	%
Cost of sales	53.5	38.7
SG&A expenses	35.5	27.6
Net earnings	469.1	1,136.6

Sales

Net sales increased 73.0% from $44.9 million during the three months ended June 30, 2009 to $77.7 million during the three months ended June 30, 2010. Net sales increased 50.8% from $88.8 million during the six months ended June 30, 2009 to $133.9 million during the six months ended June 30, 2010.  The Company attributes a portion of these increases to the additional sales volume associated with the acquisition of Cinch, which was effective January 29, 2010.  Cinch contributed revenues of $14.9 million and $24.8 million to Bel’s consolidated net sales during the three and six months ended June 30, 2010, respectively.  The remainder of the increase in each period is due to improved market conditions as compared to the respective periods of 2009.

The Company’s net sales by major product line as a percentage of consolidated net sales for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Magnetic products	$32,697	42%	$20,881	46%	$54,354	41%	$40,852	46%
Interconnect products	26,963	35%	8,029	18%	46,869	35%	15,422	17%
Module products	14,616	19%	13,773	31%	26,465	20%	28,142	32%
Circuit protection products	3,456	4%	2,251	5%	6,193	4%	4,389	5%
	$77,732	100%	$44,934	100%	$133,881	100%	$88,805	100%

The portfolio of products acquired through the Cinch acquisition has enabled Bel to broaden its interconnect product offerings to address new markets such as military, aerospace and transportation.  As a result, there was a significant increase in interconnect product sales volume during 2010.  The decrease in module sales as compared to 2009 relates to the drop in sales volume from one of Bel’s major customers.  See “Trends Affecting our Business” above for additional information.

Cost of Sales

Cost of sales as a percentage of net sales decreased from 89.4% during the three months ended June 30, 2009 to 79.3% during the three months ended June 30, 2010.  Cost of sales as a percentage of net sales decreased from 88.3% during the six months ended June 30, 2009 to 81.2% during the six months ended June 30, 2010. The decrease in the cost of sales percentage is primarily attributable to a decrease in material costs as a percentage of sales from 58.7% for the second quarter of 2009 to 43.7% for the second quarter of 2010 and from 57.9% for the first half of 2009 to 45.1% for the first half of 2010.  This decrease in material costs in 2010 resulted from a shift in legacy-Bel product mix to those products with a lower material content and the addition of Cinch products, which have a lower average material cost as compared to legacy-Bel products.

The decrease in cost of sales noted above was partially offset by higher labor costs during 2010 as a result of training expenses, production inefficiencies and additional overtime charges associated with the hiring of 2,483 new production workers, which was necessary to accommodate the increase in demand for Bel’s products.  In addition, the Company manufactured a higher volume of its magnetic and interconnect products, in part due to the addition of Cinch products, during the three and six months ended June 30, 2010 as compared to the respective periods of 2009, and these product lines have a higher assembly labor requirement.  As a result of these factors, labor costs as a percentage of sales have increased from 9.8% for the second quarter of 2009 to 14.9% for the second quarter of 2010 and from 9.1% for the first half of 2009 to 14.4% for the first half of 2010.

Included in cost of sales are research and development (“R&D”) expenses of $2.7 million and $2.0 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $5.3 million and $4.2 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The increase in R&D expenses primarily related to the inclusion of Cinch’s R&D expenses since its acquisition in January 2010.

Selling, General and Administrative Expenses (“SG&A”)

The percentage relationship of SG&A expenses to net sales decreased from 16.9% during the three months ended June 30, 2009 to 13.2% during the three months ended June 30, 2010 and from 17.2% during the six months ended June 30, 2009 to 14.5% during the six months ended June 30, 2010.  While the percentage of sales decreased from the comparable periods last year, the dollar amount of SG&A expense for the three and six months ended June 30, 2010 was $2.7 million (or 35.5%) higher  and $4.2 million (or 27.6%) higher, respectively, as compared to the same periods of 2009.  The overall increase in dollar amount was the result of the following factors (dollars in thousands):

	(Favorable) Unfavorable Variances in SG&A
	Three Months Ended			Six Month Ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
	Consolidated	Legacy-Bel Only	Cinch	Consolidated	Legacy-Bel Only	Cinch
Sales commissions	$579	$346	$233	$1,049	$659	$390
Salaries and fringes	686	(198)	884	1,068	(493)	1,561
Incentive compensation	592	377	215	592	377	215
Fraud-related costs	(558)	(558)	-	(558)	(558)	-
Acquisition-related costs	15	11	4	251	171	80
Travel expenses	273	183	90	399	265	134
Office expenses	400	35	365	634	(1)	635
Other legal and professional fees	224	192	32	453	363	90
Severance charges	(302)	(346)	44	(238)	(419)	181
Fair value of COLI investments
(SG&A portion only)	135	135	-	(128)	(128)	-
Other	654	209	445	685	29	656
	$2,698	$386	$2,312	$4,207	$265	$3,942

As Cinch SG&A expenses have been included in Bel’s results only since the Acquisition Date, 100% of such Cinch expenses are included in the variances above.  The variances in the “Legacy-Bel Only” column above show an increase in sales commissions due to an increase in Bel sales as compared to the comparable periods of 2009, a bonus accrual based upon financial results in 2010, acquisition-related costs associated with the acquisition of Cinch, and increased legal fees related to patent litigation, offset by a reduction in salaries and fringes due to headcount reductions. In addition, the Company recorded a non-recurring expense of $0.6 million during the second quarter of 2009 for fraud-related compensation expense and professional fees.

Gain on Sale of Investment

During the three months ended June 30, 2009, the Company sold 3,041,393 shares of Power-One Inc. common stock.  As the sales proceeds exceeded the Company’s adjusted cost basis in this investment, the sale resulted in a gain of $1.1 million which is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2009.

Restructuring Charge

In connection with the closure of the Company’s Westborough, Massachusetts facility in December 2008, the Company incurred $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the six months ended June 30, 2009.

Gain on Sale of Property, Plant and Equipment

During the six months ended June 30, 2009, the Company realized a previously-deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2010 was $1.2 million compared to an income tax benefit of $0.4 million for the three months ended June 30, 2009.  The Company's earnings before income taxes for the three months ended June 30, 2010 are approximately $7.5 million higher than the same period in 2009.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision (benefit) for income taxes, was 19.8% and (23.6)% for the three months ended June 30, 2010 and June 30, 2009, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which pretax profits are earned.  Of the geographic segments in which the Company operates, North America has the highest tax rates; Europe’s tax rates are generally lower than North America tax rates; and Asia has the lowest tax rates.  The increase in the effective tax rate during the three months ended June 30, 2010 is principally attributable to higher earnings in all geographic segments during the three months ended June 30, 2010 as compared to a loss or very modest earnings in all geographic segments during the same period in 2009.

The provision for income taxes for the six months ended June 30, 2010 and 2009 was $1.2 million for each period.  The Company's earnings before income taxes for the six months ended June 30, 2010 are approximately $5.1 million greater than the same period in 2009.  The Company’s effective tax rate was 20.0% and 158.0% for the six months ended June 30, 2010 and June 30, 2009, respectively.   The decrease in the effective tax rate during the six months ended June 30, 2010 is primarily attributable to the gain on sale of property in North America during the six months ended June 30, 2009 as discussed above and a pretax profit in Asia during the six months ended June 30, 2010 versus a pretax loss during the same period in 2009.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company's available lines of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions of businesses requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement during 2010 or 2009 and, as such, there was no balance outstanding as of June 30, 2010 or December 31, 2009.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of June 30, 2010.

The Company's Hong Kong subsidiary has an unsecured line of credit of approximately $2 million, which was unused at June 30, 2010 and December 31, 2009.  Borrowings on the line of credit are guaranteed by the U.S. parent.  The line of credit bears interest at a rate determined by the lender as the financing is extended.

The Company has $0.4 million and $0.3 million of restricted cash at June 30, 2010 and December 31, 2009, respectively.  This primarily relates to a standby letter of credit established with the State of New Jersey in July 2009 as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of June 30, 2010 and December 31, 2009.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc., Cinch Connectors de Mexico, S.A. de C.V. and Cinch Connectors Ltd. from Safran S.A.  As of June 30, 2010, Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England. In connection with this acquisition, the Company incurred $0.3 million in acquisition-related costs (included in selling, general and administrative expenses) and $0.8 million of inventory-related purchase accounting adjustments (included in cost of sales) during the six months ended June 30, 2010.

The following table sets forth at June 30, 2010 the payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  The Company had outstanding purchase orders related to raw materials in the amount of $34.0 and $19.9 million at June 30, 2010 and December 31, 2009, respectively.  Of the $14.1 million increase, the addition of Cinch commitments accounts for $5.7 million and the remaining $8.4 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.0 million and $1.4 million at June 30, 2010 and December 31, 2009, respectively.. This table excludes liabilities recorded relative to uncertain income tax positions, amounting to $1.9 million included in income taxes payable and $3.3 million included in liability for uncertain tax positions, as of June 30, 2010, as the Company is unable to make reasonable reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$2,010	$2,010	$-	$-	$-
Operating leases	9,478	2,922	4,175	2,027	354
Raw material purchase obligations	34,043	33,896	147	-	-

Total	$45,531	$38,828	$4,322	$2,027	$354

Cash Flows

During the six months ended June 30, 2010, the Company's cash and cash equivalents decreased by $48.6 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $1.1 million for the purchase of property, plant and equipment, $1.6 million for the purchase of COLI, $1.5 million for payments of dividends, and $3.7 million used in operating activities.  During the six months ended June 30, 2009, the Company had cash provided by operating activities of $20.7 million as compared to cash used in operating activities of $3.7 million for the six months ended June 30, 2010.  This $24.4 million reduction in operating cash flow related primarily to the significant fluctuations in accounts receivable and inventory levels in both the first half of 2009 and 2010, as customer demand and the related manufacturing and sales volumes fluctuated.  In the first half of 2009, customer demand for Bel’s products was down, which resulted in decreased accounts receivable and inventory levels during the first half of 2009.  With demand recovering during the latter part of 2009 and into 2010, inventory levels have increased as Bel is purchasing raw materials and increasing its manufacturing accordingly.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 48.3% and 64.7% of the Company's total assets at June 30, 2010 and December 31, 2009, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.7 to 1 and 7.0 to 1 at June 30, 2010 and December 31, 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the first half of 2010.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of market risks.

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

Changes in internal controls over financial reporting  There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cinch, a wholly-owned subsidiary of the Company, was a defendant in a lawsuit captioned Engelbrecht v. Motorola, et. al. brought in the Circuit Court of the State of Oregon for the County of Douglas (the “Complaint”) on January 10, 2010.  With respect to this action, the plaintiff claimed that Cinch was engaged in the manufacture and sale of asbestos-containing radio components which allegedly caused him to sustain personal injuries due to his exposure to asbestos.  Cinch filed an answer to the Complaint, denying any legal liability or fault for the damages alleged in the Complaint, and affirmatively pleaded, among other defenses, that the plaintiff's alleged damages, if any, were caused by persons for whom Cinch is not responsible.  Cinch was dismissed as a party to this case through a limited judgment of dismissal which was filed by the Douglas County Circuit Court on July 19, 2010.

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

Dated: August 6, 2010

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