Form 10-Q
period 2010-09-30
BEL FUSE INC /NJ
filed 2010-11-05
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

__________________________________________________________________
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
☐ Yes ☒ No
At November 4, 2010, there were 2,174,912 shares of Class A Common Stock, $0.10 par value, outstanding and 9,527,943 shares of Class B Common Stock, $0.10 par value, outstanding.

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	2-3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	4

		Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2010 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	6-7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8-20

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II		Other Information

	Item 1.	Legal Proceedings	32

	Item 6.	Exhibits	33

	Signatures		34

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$76,474	$124,231
Marketable securities	1,414	2
Accounts receivable - less allowance for doubtful accounts of $594 and $596 at September 30, 2010 and December 31, 2009, respectively	55,294	34,783
Inventories	57,345	31,791
Prepaid expenses and other current assets	2,268	953
Refundable income taxes	4,370	3,255
Deferred income taxes	1,236	815

Total Current Assets	198,401	195,830

Property, plant and equipment - net	46,157	35,943

Restricted cash	408	250
Deferred income taxes	3,315	4,516
Intangible assets - net	11,470	551
Goodwill	4,526	1,957
Other assets	9,885	6,899

TOTAL ASSETS	$274,162	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except shares and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,165	$17,194
Accrued expenses	16,307	7,991
Accrued restructuring costs	158	156
Income taxes payable	1,304	1,863
Dividends payable	858	793
Total Current Liabilities	41,792	27,997

Long-term Liabilities:
Accrued restructuring costs	387	508
Liability for uncertain tax positions	3,029	2,887
Minimum pension obligation and unfunded pension liability	6,173	5,622
Total Long-term Liabilities	9,589	9,017

Total Liabilities	51,381	37,014

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Class A common stock, par value $.10 per share - authorized 10,000,000 shares; outstanding 2,174,912 at each date (net of 1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share - authorized 30,000,000 shares; outstanding 9,527,943 and 9,464,343 shares, respectively (net of 3,218,307 treasury shares)	953	946
Additional paid-in capital	23,370	21,663
Retained earnings	197,296	185,014
Accumulated other comprehensive income	945	1,092
Total Stockholders' Equity	222,781	208,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,162	$245,946

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales	$84,961	$45,283	$218,842	$134,088

Costs and expenses:
Cost of sales	64,795	41,516	173,524	119,919
Selling, general and administrative	11,181	6,813	30,642	22,067
Impairment of goodwill	-	12,875	-	12,875
Restructuring charges	-	-	-	413
(Gain) loss on sale of property, plant and equipment	(388)	9	(369)	(4,643)
	75,588	61,213	203,797	150,631

Income (loss) from operations	9,373	(15,930)	15,045	(16,543)

Realized gain on sale of investment	-	656	-	1,739
Interest income and other, net	87	86	325	402

Earnings (loss) before provision (benefit) for income taxes	9,460	(15,188)	15,370	(14,402)
(Benefit) provision for income taxes	(484)	(4,436)	699	(3,194)

Net earnings (loss)	$9,944	$(10,752)	$14,671	$(11,208)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.81	$(0.90)	$1.19	$(0.95)
Class B common share - basic and diluted	$0.86	$(0.94)	$1.27	$(0.98)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,175,322
Class B common share - basic and diluted	9,528,303	9,324,472	9,496,367	9,343,088

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital (APIC)
Balance, January 1, 2010	$208,932		$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	(391)		(391)
Cash dividends declared on Class B common stock	(1,998)		(1,998)
Issuance of restricted common stock	-					7	(7)
Currency translation adjustment	(383)	$(383)		(383)
Unrealized holding gains on marketable securities arising during the year, net of taxes of $145	236	236		236
Reduction in APIC pool associated with tax deficiencies related to restricted stock awards	(60)						(60)
Stock-based compensation expense	1,774						1,774
Net earnings	14,671	14,671	14,671
Comprehensive income		$14,524

Balance, September 30, 2010	$222,781		$197,296	$945	$217	$953	$23,370

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$14,671	$(11,208)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,486	5,072
Stock-based compensation	1,774	1,229
Gain on sale of property, plant and equipment	(369)	(4,643)
Realized gain on sale of investment	-	(1,739)
Impairment of goodwill	-	12,875
Other, net	220	648
Deferred income taxes	601	1,825
Changes in operating assets and liabilities (see below)	(24,663)	27,738

Net Cash (Used in) Provided by Operating Activities	(1,280)	31,797

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,536)	(1,373)
Purchase of marketable securities	(1,191)	(3,545)
Payment for acquisition of business, net of cash acquired	(40,424)	(438)
Cash transferred to restricted cash	-	(250)
Proceeds from sale of marketable securities	-	8,914
(Purchase of) proceeds from cash surrender value of company-owned life insurance	(1,571)	1,518
Proceeds from sale of property, plant and equipment	586	2,555
Redemption of investment	-	4,174

Net Cash (Used in) Provided by Investing Activities	(44,136)	11,555

Cash flows from financing activities:
Dividends paid to common shareholders	(2,324)	(2,316)
Purchase and retirement of Class A common stock	-	(92)

Net Cash Used In Financing Activities	(2,324)	(2,408)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Effect of exchange rate changes on cash	(17)	109

Net (Decrease) Increase in Cash and Cash Equivalents	(47,757)	41,053

Cash and Cash Equivalents - beginning of period	124,231	74,955

Cash and Cash Equivalents - end of period	$76,474	$116,008

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(13,930)	$15,685
(Increase) decrease in inventories	(17,901)	16,818
Increase in prepaid expenses and other current assets	(681)	(410)
Decrease in other assets	10	57
Increase (decrease) in accounts payable	3,660	(320)
Increase (decrease) in accrued expenses	5,515	(479)
Cash payments of accrued restructuring costs	(119)	(259)
Decrease in income taxes payable	(1,217)	(3,354)

	$(24,663)	$27,738

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,375	$(1,676)
Interest	14	-

Details of acquisition (see Note 3):
Fair value of identifiable net assets acquired	$37,938	$24
Goodwill	2,543	468
Fair value of net assets acquired	$40,481	$492

Fair value of consideration transferred	$40,481	$492
Less: Cash acquired in acquisition	(57)	-
Amount held back on acquisition payment	-	(54)
Cash paid for acquisition, net of cash acquired	$40,424	$438

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2010 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the nine months ended September 30, 2010 include Cinch’s operating results from January 29, 2010 through September 30, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the future adoption of other recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

2.	EARNINGS (LOSS) PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends that are at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (loss) have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  There were no potential common shares outstanding during the three or nine months ended September 30, 2010 or 2009 which would have had a dilutive effect on earnings per share.

The earnings (loss) and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net earnings (loss)	$9,944	$(10,752)	$14,671	$(11,208)
Less Dividends:
Class A	130	130	391	390
Class B	667	650	1,998	1,959
Undistributed earnings (loss)	$9,147	$(11,532)	$12,282	$(13,557)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	1,634	(2,096)	2,199	(2,460)
Class B undistributed earnings (loss)	7,513	(9,436)	10,083	(11,097)
Total undistributed earnings (loss)	$9,147	$(11,532)	$12,282	$(13,557)

Net earnings (loss) allocation - basic and diluted:
Class A allocated earnings (loss)	1,764	(1,966)	2,590	(2,070)
Class B allocated earnings (loss)	8,180	(8,786)	12,081	(9,138)
Net earnings	$9,944	$(10,752)	$14,671	$(11,208)

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,175,322
Class B common share - basic and diluted	9,528,303	9,324,472	9,496,367	9,343,088

Earnings (loss) per share:
Class A common share - basic and diluted	$0.81	$(0.90)	$1.19	$(0.95)
Class B common share - basic and diluted	$0.86	$(0.94)	$1.27	$(0.98)

3.	ACQUISITION

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  As of September 30, 2010, Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired. The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The addition of Cinch’s well-established lines of connector and cable products and extensive clientele has enabled Bel to broaden its customer base to include aerospace and military markets.  The acquisition of Cinch has also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors has given rise to the provisional amount of goodwill detailed below.

The following table summarizes the consideration paid and the preliminary allocation of the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

		Measurement	January 29,
	January 29,	Period	2010
	2010	Adjustments	(As adjusted)
Cash	$57	$-	$57
Accounts receivable	6,910	(263)	6,647
Inventories	7,548	169	7,717
Other current assets	803	414	1,217
Property, plant and equipment	7,822	6,996	14,818
Intangible assets	2,528	8,887	11,415
Other assets	1,715	72	1,787
Total identifiable assets	27,383	16,275	43,658

Accounts payable	(2,320)	-	(2,320)
Accrued expenses and other current liabilities	(2,932)	(21)	(2,953)
Noncurrent deferred tax liability	-	(447)	(447)
Total liabilities assumed	(5,252)	(468)	(5,720)
Net identifiable assets acquired	22,131	15,807	37,938
Goodwill	18,371	(15,828)	2,543
Net assets acquired	$40,502	$(21)	$40,481

Cash paid	$39,755	(79)	$39,676
Assumption of change-in-control payments	747	58	805
Fair value of consideration transferred	$40,502	$(21)	$40,481

Subsequent to the Acquisition Date, the Company received additional information related to the Acquisition Date fair values of the net assets acquired.   These updates to the purchase price allocation are noted as measurement period adjustments in the above table.  While the purchase price allocation related to the Cinch acquisition is substantially complete, certain items remain unresolved as of September 30, 2010.  The Company expects to finalize these items and complete the purchase price allocation as soon as practicable but no later than one year from the Acquisition Date.

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

The preliminary fair value of property, plant and equipment (as adjusted) acquired from Cinch consists of the following:

	Weighted-Average Estimated Useful Life	Acquisition-Date Fair Value
Land	Indefinite	$166
Buildings and improvements	11.7 years	2,464
Machinery and equipment	5.0 years	11,539
Construction in progress	N/A	649
Total property, plant and equipment acquired		$14,818

The preliminary fair value of identifiable intangible assets noted above (as adjusted) consists of the following:

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$7,000
Customer relationships	16.5 years	2,600
Technology	9.8 years	1,700
Licensing agreements	10.0 years	75
Non-compete agreements	2.0 years	40
Total identifiable intangible assets acquired		$11,415

Of the $2.5 million of goodwill noted above, $1.4 million has been allocated to the Company’s North America reportable operating segment and $1.1 million has been allocated to the Company’s Europe reportable operating segment.  This allocation was determined based on those reportable operating segments expected to benefit from the acquisition of Cinch and was based primarily on the location of Cinch operations and associated revenue generation at the Acquisition Date.  The Company expects $1.4 million of the goodwill and $8.8 million of intangible assets allocated to the North America reportable operating segment to be deductible for tax purposes over a period of 15 years.

During the nine months ended September 30, 2010, the Company expensed approximately $0.3 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the periods subsequent to the Acquisition Date.  During the three and nine months ended September 30, 2010, Cinch contributed revenues of $15.5 million and $40.3 million, respectively, and estimated net earnings of $1.2 million and $1.9 million, respectively, to the Company since the Acquisition Date.  The unaudited pro forma information below presents the combined operating results of the Company and Cinch.  The unaudited pro forma results are presented for illustrative purposes only and include the effects of headcount reductions that were effected on the Acquisition Date.  They do not reflect the realization of any other potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2009, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2009 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$84,961	$58,635	$222,529	$174,262
Net earnings	9,944	(10,520)	15,474	(11,583)
Earnings per Class A common share - basic and diluted	0.81	(0.88)	1.26	(0.98)
Earnings per Class B common share - basic and diluted	0.86	(0.92)	1.34	(1.01)

4.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2010 and December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009.

During the third quarter of 2010, the Company purchased marketable securities on the open market at a purchase price of $1.2 million.  As of September 30, 2010, the fair market value of this investment was $1.4 million and the resulting unrealized gain of $0.2 million is included net of tax in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet.  This investment is classified as available-for-sale and is included in the below table as marketable securities.

The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2010 and 2009.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three or nine months ended September 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$3,816	$3,816	$-	$-
Marketable securities	1,414	1,414	-	-

Total	$5,230	$5,230	$-	$-

As of December 31, 2009
Available-for-sale securities:
Investments held in Rabbi Trust	$3,656	$3,656	$-	$-
Marketable securities	2	2	-	-

Total	$3,658	$3,658	$-	$-

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2010.

There were no financial assets or liabilities accounted for at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009.  Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill and intangible assets with indefinite useful lives, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2010 that would warrant interim impairment testing.

5.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$36,755	$22,431
Work in progress	6,085	1,478
Finished goods	14,505	7,882
	$57,345	$31,791

6.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales to external customers:
North America	$30,522	$11,395	$79,014	$30,514
Asia	45,251	29,923	114,112	90,501
Europe	9,188	3,965	25,716	13,073
	$84,961	$45,283	$218,842	$134,088

Total segment revenues:
North America	$34,214	$13,499	$89,991	$37,391
Asia	55,660	36,098	140,381	105,016
Europe	9,511	4,213	26,560	13,936
Total segment revenues	99,385	53,810	256,932	156,343
Intersegment revenues	(14,424)	(8,527)	(38,090)	(22,255)
Net sales	$84,961	$45,283	$218,842	$134,088

Income (Loss) from operations:
North America	$925	$(1,877)	$2,023	$479
Asia	7,691	(13,864)	11,935	(16,731)
Europe	757	(189)	1,087	(291)
	$9,373	$(15,930)	$15,045	$(16,543)

The following items are included in the income (loss) from operations presented above:

Acquisition of Cinch – The above figures for the three and nine months ended September 30, 2010 include sales volume and expenses of Cinch since the acquisition date of January 29, 2010.  During the three and nine months ended September 30, 2010, the Cinch acquisition contributed sales to external customers of $12.2 million and $32.1 million, respectively, and income from operations of $1.4 million and $2.3 million, respectively, to the Company’s North America operating segment.   During the three and nine months ended September 30, 2010, the Cinch acquisition contributed sales to external customers of $3.3 million and $8.2 million, respectively, and income from operations of $0.5 million and $0.7 million, respectively, to the Company’s Europe operating segment.

Restructuring Charges – In connection with the closure of its Westborough, Massachusetts facility in 2008, the Company incurred $0.4 million of restructuring charges during the nine months ended September 30, 2009, including $0.1 million of severance costs and $0.3 million related to its facility lease obligation. These charges impacted the operating profit of the Company’s North America operating segment for the nine months ended September 30, 2009.

Gain on Sale of Property, Plant & Equipment – During the nine months ended September 30, 2009, the Company recognized a previously-deferred $4.6 million pre-tax gain in the North America operating segment from the 2007 sale of a property in Jersey City, New Jersey.

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

As of September 30, 2010 and December 31, 2009, the Company has approximately $4.0 million and $4.7 million, respectively, of liabilities for uncertain tax positions ($1.0 million and $1.8 million, respectively, included in income taxes payable and $3.0 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2006.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2005 in Europe.  During September 2010, the Company was notified of an Internal Revenue Service ("IRS") Tax Audit for the years ended December 31, 2006 and 2008.  The Company believes the audit is a result of a foreign tax credit carryback claim to the year ended December 31, 2006.  As the statute of limitations for the year 2006 has expired, any tax adjustment proposed by the IRS would be limited to the amount of the carryback claim of approximately $0.3 million.

During the nine months ended September 30, 2010, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million. This was offset by an increase in the liability for uncertain tax positions in the amount of $1.1 million during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million. This was offset by an increase in the liability for uncertain tax positions in the amount of $0.9 million during the nine months ended September 30, 2009. Additionally, the Company settled a lawsuit during the third quarter of 2009 which resulted in a tax benefit of $0.8 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2010.   A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2011.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During each of the nine months ended September 30, 2010 and 2009, the Company recognized $0.1 million in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.4 million and $0.6 million accrued for the payment of interest and penalties at September 30, 2010 and December 31, 2009, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

In connection with the Cinch acquisition, the Company acquired the following tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at September 30, 2010.  During the nine months ended September 30, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences.  Cinch U.S. had a deferred tax asset in the amount of $0.3 million relating to vacation accruals, $0.1 million of net refundable income tax and a deferred tax asset related to inventory capitalization in the amount of $0.2 million at the time of the acquisition.  Of these amounts, a deferred tax asset of $0.2 million related to the vacation accrual and refundable income taxes of $0.1 million remain on the condensed consolidated balance sheet as of September 30, 2010.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which should be collected or applied to current year income tax by December 31, 2010.  The Company has received a preliminary fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At September 30, 2010, the deferred tax liability of $0.4 remains on the condensed consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of net operating loss carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax provisions.  Some of the proposed changes might affect taxation regarding the transfer of intangible property and subject the Company to, among other things, additional income taxes and restrictions on how foreign tax credits would be calculated.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be or the effect, if any, on the Company's results of operations or financial condition.  Additionally, the IRS released a draft tax schedule and instructions that provide additional details on its proposal to require companies with assets of $100 million or more to report their uncertain tax positions annually, beginning with the 2010 tax year, on their business tax returns.

8.	ACCRUED EXPENSES AND RESTRUCTURING COSTS

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Sales commissions	$2,019	$1,506
Contract labor	3,097	2,615
Salaries, bonuses and related benefits	7,694	1,475
Other	3,497	2,395
	$16,307	$7,991

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the nine months ended September 30, 2010 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts) (dollars in thousands):

	Liability at December 31, 2009	New Charges	Cash Payments & Other Settlements	Liability at September 30, 2010
Facility lease obligation	$664	$-	$(119)	$545

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at September 30, 2010, and has classified the remaining $0.4 million of the liability related to the facility lease obligation as noncurrent.  During the nine months ended September 30, 2009, the Company recorded $0.4 million in restructuring charges, including $0.1 million of severance charges and $0.3 million related to its facility lease obligations.

9.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended September 30, 2010 and 2009 amounted to approximately $0.2 million and $0.1 million, respectively.  The expense for the nine months ended September 30, 2010 and 2009 amounted to approximately $0.4 million and $0.3 million, respectively. As of September 30, 2010, the plans owned 16,558 and 198,375 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for each of the three months ended September 30, 2010 and 2009 amounted to approximately $0.1 million in each period. The expense for each of the nine months ended September 30, 2010 and 2009 amounted to approximately $0.2 million in each period. As of September 30, 2010, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Supplemental Executive Retirement Plan (the "SERP" or the “Plan”) is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$85	$96	$255	$288
Interest cost	84	88	252	264
Amortization of adjustments	33	37	99	110
Total SERP expense	$202	$221	$606	$662

	September 30,	December 31,
	2010	2009
Balance sheet amounts:
Minimum pension obligation and unfunded pension liability	$6,173	$5,622

Amounts recognized in accumulated other comprehensive income, pretax:
Prior service cost	$1,276	$1,276
Net gains	(176)	(176)
	$1,100	$1,100

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings (loss)	$9,944	$(10,752)	$14,671	$(11,208)
Currency translation adjustment	1,072	332	(383)	345
Increase in unrealized gain on marketable securities, net of taxes	195	1,924	236	3,985
Reclassification adjustment for gains included in net loss, net of taxes	-	(1,022)	-	(1,680)

Comprehensive income (loss)	$11,211	$(9,518)	$14,524	$(8,558)

The components of accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 are summarized below (dollars in thousands):

	September 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$1,406	$1,789
Unrealized holding gains on available-for-sale securities, net of taxes of $187 and $42 as of September 30, 2010 and December 31, 2009, respectively	298	62
Unfunded SERP liability, net of taxes of ($341) as of both September 30, 2010 and December 31, 2009	(759)	(759)

Accumulated other comprehensive income	$945	$1,092

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases through 2015.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).  With the acquisition of Cinch in January 2010, the Company’s future commitments related to lease obligations have increased significantly since December 31, 2009.  At September 30, 2010, future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
September 30,
2011	$2,785
2012	2,347
2013	1,684
2014	1,135
2015	814
Thereafter	177
$8,942

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $35.3 and $19.9 million at September 30, 2010 and December 31, 2009, respectively.  Of the $15.4 million increase, the addition of Cinch commitments accounts for $5.8 million and the remaining $9.6 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $1.8 million and $1.4 million at September 30, 2010 and December 31, 2009, respectively.

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

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007.  With respect to the Company, the plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking an unspecified amount of damages.  The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of Synqor’s patents.  In October 2010 the Company attended a court ordered mediation related to this case; however, a settlement was not reached.  A trial date for this case has been set for December 2010.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  A trial date for this case has been set for March 14, 2011.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.  As of September 30, 2010, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

12.	RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current shareholder of the Company, with holdings of its Class A stock of approximately 26.1%.

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

Overview

Our Company

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules (including power conversion and integrated modules), circuit protection devices and interconnect products. Bel's products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits and are deployed primarily in the computer, networking and telecommunication industries. Bel’s expanding portfolio of products also finds application in the medical and consumer electronics markets.  New products brought on through the Cinch acquisition in January 2010 enhanced Bel’s existing interconnect product line and allowed Bel to broaden into the military, aerospace and transportation industries.

Bel’s business is operated in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The acquisition of Cinch affected the Company’s North America and Europe reportable operating segments as further discussed in the Summary by Reportable Operating Segment section below.

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located and the cost of the materials that it uses.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured either at third-party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its manufacturing facilities in the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; the Dominican Republic; Cananea, Mexico; the Czech Republic; and, subsequent to the Cinch acquisition, in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

In the PRC, where the Company generally enters into processing arrangements with several independent third-party contractors and also has its own manufacturing facilities, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, the Company has little visibility into the ordering habits of its customers and can be subjected to large and unpredictable variations in demand for its products.  Accordingly, the Company must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC.

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2010 and/or future results include the following:

•
With the acquisition of Cinch in January 2010, a more stable and efficient workforce in China and improved availability of components, Bel experienced record sales for the third quarter of 2010.   Bel’s backlog of orders was $118.5 million at September 30, 2010, reflecting a 10% decrease from June 30, 2010.  Approximately 50% of this decrease was due to the Company’s ability to manufacture and deliver our products with shorter lead times during the third quarter, while the remaining 50% of the reduction was due to the cancellation of orders by customers during the third quarter.

•
While the Company has seen component pricing and availability stabilize during the third quarter for most of Bel’s product lines, the Company continues to experience component shortages in it modules product line which limits Bel’s ability to deliver its DC-DC products.  In addition, the costs of certain commodities associated with our raw materials, such as gold and copper, have increased.  Fluctuations in these prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Bel increased its workforce by over 4,000 workers during late 2009 and into 2010 to accommodate the substantial increase in demand for Bel’s products.  The Company experienced higher labor costs through the first half of 2010 due to training costs, overtime and production inefficiencies associated with hiring these new workers.  These increased labor costs stabilized during the third quarter, as the training periods ended and production efficiencies were restored.

•
In addition to increases in labor costs due to the new workforce, the costs of labor, particularly in the PRC where several of Bel’s factories are located, have been higher in recent years as a result of government mandates for new minimum wage and overtime requirements.  The PRC government increased minimum wage levels by 21% in the areas where Bel’s factories are located effective May 1, 2010.  Bel has implemented price increases to its customers during 2010 to offset increases in labor and material costs. The Company anticipates that any additional increases to the minimum wage levels would have a negative impact on Bel’s profit margins in future quarters.

•
One of Bel’s significant customers had a reduced sales volume by approximately $6.1 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The products associated with this customer have a very high material content, which results in lower gross margins than the Company’s other product lines.  The decline in sales to this customer resulted in an overall increase in Bel’s gross profit margin percentage, as the reduced revenue was offset by a significant reduction in material costs. The sales volume associated with this customer continued to be lower in the third quarter of 2010 as compared to 2009.  Any future increase in sales volume to this customer would have an unfavorable impact on the Company’s profit margin percentage.

•
Some of the Company’s products, particularly certain products brought over with the Cinch acquisition, are reaching the end of their product life.  While there are new products in development to replace some of these products, the new products may not be ready for commercial sale until 2011.  As a result, the Company anticipates that there may be a decrease in the revenue associated with these Cinch products as old products phase out.

•
In connection with the acquisition of Cinch in January 2010, the Company incurred $0.3 million in acquisition-related costs and $0.8 million in inventory-related purchase accounting adjustments during the nine months ended September 30, 2010.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
North America	$30,522	36%	$11,395	25%	$79,014	36%	$30,514	23%
Asia	45,251	53%	29,923	66%	114,112	52%	90,501	67%
Europe	9,188	11%	3,965	9%	25,716	12%	13,073	10%
	$84,961	100%	$45,283	100%	$218,842	100%	$134,088	100%

Income (loss) from operations by reportable operating segment for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (Loss) from Operations:
North America	$925	$(1,877)	$2,023	$479
Asia	7,691	(13,864)	11,935	(16,731)
Europe	757	(189)	1,087	(291)
	$9,373	$(15,930)	$15,045	$(16,543)

The shift in net sales among the Company’s reportable operating segments was primarily due to the Cinch acquisition. During the three months ended September 30, 2010, the Cinch acquisition contributed sales to external customers of $12.2 million and income from operations of $1.4 million to the Company’s North America operating segment and sales to external customers of $3.3 million and income from operations of $0.5 million to the Company’s Europe operating segment. During the nine months ended September 30, 2010, the Cinch acquisition contributed sales to external customers of $32.1 million and income from operations of $2.3 million to the Company’s North America operating segment and sales to external customers of $8.2 million and income from operations of $0.7 million to the Company’s Europe operating segment..

Overview of Financial Results

The acquisition of Cinch in late January 2010 and the rebound of market conditions have impacted the Company considerably during the three and nine months ended September 30, 2010. The Company generated higher margins in the third quarter of 2010 resulting from several factors, including price increases for certain products that went into effect on July 1, 2010; improved productivity in our factories in China; the addition of the relatively high-margin Cinch product lines; and a favorable mix of product sales in both the Cinch and legacy Bel businesses.

During the third quarter of 2010, the Company experienced an 87.6% increase in sales as compared to the third quarter of 2009.  This was primarily due to legacy-Bel growth of 53.5% due to a rebound in demand for Bel’s products.  The addition of Cinch’s sales volume accounted for the remaining 34.1% increase in sales from Bel’s third quarter of 2009.  While sales increased 87.6% as compared to the third quarter of 2009, cost of sales increased by only 56.1% compared to last year’s third quarter.  A shift in sales among Bel’s product groups has resulted in a significant decrease in material costs as a percentage of sales, as the Company manufactured a reduced volume of product with high material content.  Selling, general and administrative expenses increased by $4.4 million during the third quarter of 2010 as compared to the third quarter of 2009.  This increase primarily related to personnel expenses, office expenses and other costs associated with the recently acquired Cinch facilities.  Additional details related to these factors affecting the third quarter results are described in the Results of Operations section below.

During the nine months ended September 30, 2010, the Company experienced a 63.2% increase in sales as compared to the same period of 2009.  This was primarily due to legacy-Bel growth of 33.2% due to a rebound in demand for Bel’s products.  The addition of Cinch’s sales volume accounted for the remaining 30.0% increase in sales from 2009.  While sales increased 63.2% as compared to the nine months ended September 30, 2009, cost of sales increased by only 44.7% compared to 2009 due to the same factors described above.  Selling, general and administrative expenses increased by $8.6 million during the nine months ended September 30, 2010 as compared to the same period of 2009, primarily due to personnel expenses, office expenses and other costs associated with the recently acquired Cinch facilities.  Additional details related to these factors affecting the nine-month results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	91.7	79.3	89.4
Selling, general and administrative ("SG&A") expenses	13.2	15.0	14.0	16.5
Impairment of goodwill	-	28.4	-	9.6
Restructuring charges	-	-	-	0.3
Gain on sale of property, plant and equipment	(0.5)	-	(0.2)	(3.5)
Realized gain on sale of investment	-	1.4	-	1.3
Interest income and other, net	0.1	0.2	0.1	0.3
Earnings (loss) before provision (benefit) for income taxes	11.1	(33.5)	7.0	(10.7)
(Benefit) provision for income taxes	(0.6)	(9.8)	0.3	(2.4)
Net earnings (loss)	11.7	(23.7)	6.7	(8.4)

The following table sets forth the year over year percentage increase of certain items included in the Company's condensed consolidated statements of operations.

	Increase from Prior Period	Increase from Prior Period
	Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
Net sales	87.6%	63.2%
Cost of sales	56.1	44.7
SG&A expenses	64.1	38.9
Net earnings	192.5	230.9

Sales

Net sales increased 87.6% from $45.3 million during the three months ended September 30, 2009 to $85.0 million during the three months ended September 30, 2010. The increase in sales during the third quarter related primarily to improved market conditions, leading to a growth in legacy-Bel revenue of $24.2 million.  The remaining increase for the third quarter related to the addition of Cinch revenue of $15.5 million.

Net sales increased 63.2% from $134.1 million during the nine months ended September 30, 2009 to $218.8 million during the nine months ended September 30, 2010.  The increase in sales during the nine months ended September 30, 2010 related primarily to improved market conditions, which resulted in an increase in legacy-Bel revenue of $44.4 million.  The remaining increase for the nine months related to the addition of Cinch revenue of $40.3 million.

The Company’s net sales by major product line as a percentage of consolidated net sales for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
Magnetic products	$37,963	45%	$21,865	48%	$92,317	42%	$62,717	47%
Interconnect products	27,724	33%	8,254	18%	74,593	34%	23,677	18%
Module products	15,434	18%	12,578	28%	41,900	19%	40,720	30%
Circuit protection products	3,840	4%	2,586	6%	10,032	5%	6,974	5%
	$84,961	100%	$45,283	100%	$218,842	100%	$134,088	100%

The portfolio of products acquired through the Cinch acquisition has enabled Bel to broaden its interconnect product offerings to address new markets such as military, aerospace and transportation.  As a result, there was a significant increase in interconnect product sales volume during 2010. The legacy-Bel product lines experienced increases in sales across all of Bel’s major product groups during 2010 as the improvement in component availability and the stabilized workforce in the PRC allowed for a greater volume of product to be manufactured.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and nine months ended September 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Material costs	42.0%	53.5%	43.9%	56.4%
Labor costs	14.3%	13.2%	14.4%	10.5%
Research and development expenses	3.1%	4.3%	3.6%	4.6%
Other expenses	16.9%	20.7%	17.4%	17.9%
Total cost of sales	76.3%	91.7%	79.3%	89.4%

The decrease in material costs as a percentage of consolidated net sales in 2010 resulted from a shift in legacy-Bel product mix to those products with a lower material content and the addition of Cinch products, which have a lower average material cost as compared to legacy-Bel products.  Labor costs as a percentage of consolidated net sales increased during the nine months ended September 30, 2010 as a result of training expenses, production inefficiencies and additional overtime charges associated with the hiring of over 4,000 new production workers over the past 14 months, which was necessary to accommodate the increase in demand for Bel’s products.  In addition, labor costs for the third quarter of 2010 included the 21% increase in the minimum wage levels in the PRC, as discussed in “Trends Affecting our Business” above.  The Company also manufactured a higher volume of its magnetic and interconnect products, in part due to the addition of Cinch products, during the three and nine months ended September 30, 2010 as compared to the respective periods of 2009, and these product lines have a higher assembly labor requirement.  While R&D expenses decreased as a percentage of sales, the dollar amount increased to $2.6 million and $7.9 million, respectively, for the three and nine months ended September 30, 2010 as compared to $2.0 million and $6.1 million, respectively, for the comparable periods of 2009, primarily related to the inclusion of Cinch’s R&D expenses since its acquisition in January 2010.

Selling, General and Administrative Expenses (“SG&A”)

While the percentage relationship of SG&A expenses to net sales decreased during 2010, the dollar amount of SG&A expense was higher for both the three and nine months ended September 30, 2010 as compared to the same periods of 2009.  The overall increase in dollar amount was the result of the following factors (dollars in thousands):

	(Favorable) Unfavorable Variances in SG&A
	Three Months Ended			Nine Month Ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
	Consolidated	Legacy-Bel Only	Cinch	Consolidated	Legacy-Bel Only	Cinch
Sales commissions	$573	$397	$176	$1,621	$1,055	$566
Salaries and fringes	1,149	74	1,075	2,369	(267)	2,636
Incentive compensation	1,540	1,540	-	2,132	2,132	-
Fraud-related costs	40	40	-	(518)	(518)	-
Acquisition-related costs	(44)	(46)	2	207	149	58
Travel expenses	244	146	98	642	409	233
Office expenses	463	3	460	1,096	1	1,095
Other legal and professional fees	38	(49)	87	491	314	177
Severance charges	(2)	(2)	-	(208)	(389)	181
Fair value of COLI investments
(SG&A portion only)	88	88	-	(40)	(40)	-
Other	279	86	193	783	(89)	872
	$4,368	$2,277	$2,091	$8,575	$2,757	$5,818

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

Impairment of Goodwill

During the third quarter of 2009, the Company performed an interim valuation of the Company’s goodwill.  In connection with this analysis, it was determined that the goodwill associated with the Company’s Asia operating segment was impaired, primarily due to a reduction in estimated future cash flows.  The Company recorded a $12.9 million charge within its Asia operating segment related to this impairment, which is reflected in the Company’s operating results for the three and nine months ended September 30, 2009.

Gain on Sale of Investments

During the three and nine months ended September 30, 2009, the Company realized a gain on sale of investments in the amount of $0.7 and $1.7 million, respectively, primarily related to the sale of Power-One Inc. common stock.

Restructuring Charges

In connection with the closure of the Company’s Westborough, Massachusetts facility in December 2008, the Company incurred $0.1 million of termination benefit charges and $0.3 million related to its facility lease obligation during the nine months ended September 30, 2009.

Gain on Sale of Property, Plant and Equipment

During the third quarter of 2010, the Company sold property in Hong Kong at a gain of $0.4 million.  During the nine months ended September 30, 2009, the Company realized a previously-deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

(Benefit) Provision for Income Taxes

The benefit from income taxes for the three months ended September 30, 2010 was $0.5 million compared to a benefit of $4.4 million for the three months ended September 30, 2009.  The Company incurred a profit before income taxes for the three months ended September 30, 2010 versus a loss for the three months ended September 30, 2009, which resulted in $24.6 million higher earnings before income taxes during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The Company’s effective tax rate, the income tax provision or benefit as a percentage of income or loss before provision or benefit for income taxes, was (5.1)% and 29.2% for the three months ended September 30, 2010 and September 30, 2009, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates.  The decrease in the effective tax benefit for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is principally attributable to higher earnings in all geographic segments during the three months ended September 30, 2010 as compared to the same period in 2009. This was offset, in part, by the expiration of certain statutes of limitations which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million offset in part by an increase in the liability for uncertain tax positions in the amount of $0.6 million during the quarter ended September 30, 2010.  During the quarter ended September 30, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million offset, in part, by an increase in the liability for uncertain tax positions in the amount of $0.9 million.  Additionally, the Company settled a lawsuit during the quarter ended September 30, 2009 which resulted in a tax benefit of $0.8 million.

           The provision for income taxes for the nine months ended September 30, 2010 was $0.7 million compared to a tax benefit of $3.2 million for the nine months ended September 30, 2009.  The Company incurred a profit before income taxes for the nine months ended September 30, 2010 versus a loss for the nine months ended September 30, 2009 which resulted in $29.8 million higher earnings before income taxes during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision (benefit) from income taxes, was 4.5% and 22.2% for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned, as discussed above.  The increase in the effective tax rate during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is principally attributable to higher earnings before taxes in all geographic segments during the nine months ended September 30, 2010 as compared to losses (or very modest earnings) in all geographic segments during the same period in 2009.  During the nine months ended September 30, 2010, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.1 million during the nine months ended September 30, 2010.  During the quarter ended September 30, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million offset, in part, by an increase in the liability for uncertain tax positions in the amount of $0.9 million.  Additionally, the Company settled a lawsuit during the quarter ended September 30, 2009 which resulted in a tax benefit of $0.8 million.  The tax benefit was also affected by a gain on the sale of property in North America during the nine months ended September 30, 2009.

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

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement during 2010 or 2009 and, as such, there was no balance outstanding as of September 30, 2010 or December 31, 2009.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of September 30, 2010.

The Company has $0.4 million and $0.3 million of restricted cash at September 30, 2010 and December 31, 2009, respectively.  This primarily relates to a standby letter of credit established with the State of New Jersey in July 2009 as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company has a compensating balance of $0.3 million which has been classified as restricted cash as of September 30, 2010 and December 31, 2009.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc., Cinch Connectors de Mexico, S.A. de C.V. and Cinch Connectors Ltd. from Safran S.A.  As of September 30, 2010, Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England. In connection with this acquisition, the Company incurred $0.3 million in acquisition-related costs (included in selling, general and administrative expenses) and $0.8 million of inventory-related purchase accounting adjustments (included in cost of sales) during the nine months ended September 30, 2010.

The following table sets forth at September 30, 2010 the payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  The Company had outstanding purchase orders related to raw materials in the amount of $35.3 and $19.9 million at September 30, 2010 and December 31, 2009, respectively.  Of the $15.4 million increase, the addition of Cinch commitments accounts for $5.8 million and the remaining $9.6 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $1.8 million and $1.4 million at September 30, 2010 and December 31, 2009, respectively. This table excludes liabilities recorded relative to uncertain income tax positions, amounting to $1.0 million included in income taxes payable and $3.0 million included in liability for uncertain tax positions, as of September 30, 2010, as the Company is unable to make reasonable reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure obligations	$1,837	$1,837	$-	$-	$-
Operating leases	8,942	2,785	4,031	1,949	177
Raw material purchase obligations	35,317	35,300	17	-	-

Total	$46,096	$39,922	$4,048	$1,949	$177

Cash Flows

During the nine months ended September 30, 2010, the Company's cash and cash equivalents decreased by $47.8 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $1.5 million for the purchase of property, plant and equipment, $1.2 million for the purchase of marketable securities, $1.6 million for the purchase of COLI, $2.3 million for payments of dividends, and $1.3 million used in operating activities, offset by $0.6 million of proceeds from the sale of property, plant and equipment.  During the nine months ended September 30, 2009, the Company had cash provided by operating activities of $31.8 million as compared to cash used in operating activities of $1.3 million for the nine months ended September 30, 2010.  This $33.1 million reduction in operating cash flow related primarily to the significant fluctuations in accounts receivable and inventory levels in both 2009 and 2010, as customer demand and the related manufacturing and sales volumes fluctuated.  In 2009, customer demand for Bel’s products was down, which resulted in decreased accounts receivable and inventory levels during 2009.  With demand recovering during the latter part of 2009 and into 2010, inventory levels have increased as Bel is purchasing raw materials and increasing its manufacturing accordingly.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 48.6% and 64.7% of the Company's total assets at September 30, 2010 and December 31, 2009, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.8 to 1 and 7.0 to 1 at September 30, 2010 and December 31, 2009, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates. There have not been any material changes with regard to market risk during the nine months ended September 30, 2010.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of market risks.

Item 4. Controls and Procedures

Disclosure controls and procedures  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company is a defendant in a lawsuit captioned Synqor, Inc. v. Artesyn Technologies, Inc., Astec America, Inc., Emerson Network Power, Inc., Emerson Electric Co., Bel Fuse Inc., Cherokee International Corp., Delta Electronics, Inc., Delta Products Corp., Murata Electronics North America, Inc., Murata Manufacturing Co., Ltd., Power-One, Inc., Tyco Electronics Corp. and Tyco Electronics Ltd. brought in the United States District Court, Eastern District of Texas in November 2007.  With respect to the Company, the plaintiff claims that the Company infringed its patents covering certain power products. Synqor is seeking an unspecified amount of damages.  The Company filed an Answer to Synqor’s complaint, denying the allegations of infringement and asserting invalidity of Synqor’s patents.  In October 2010 the Company attended a court ordered mediation related to this case; however, a settlement was not reached.  A trial date for this case has been set for December 2010.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  A trial date for this case has been set for March 14, 2011.

The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial condition or results of operations.  As of September 30, 2010, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

Item 6.  Exhibits

           (a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein, President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn, Vice President of Finance

Dated: November 5, 2010

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