Form 10-K
period 2010-12-31
BEL FUSE INC /NJ
filed 2011-03-11
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 0-11676
_____________________

BEL FUSE INC.
206 Van Vorst Street
Jersey City, NJ  07302
(201) 432-0463

(Address of principal executive offices and zip code)
(Registrant’s telephone number, including area code)

NEW JERSEY	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock ($0.10 par value)	NASDAQ
Class B Common Stock ($0.10 par value)	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act.	Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Requirement not applicable to registrant prior to June 30, 2011
	Yes [ ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) was $177.5 million.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2011
Class A Common Stock	2,174,912
Class B Common Stock	9,527,343

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference into Part III.

Return to Index

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

PART I

Item 1.   Business

General

Bel Fuse Inc. ("Bel" or the "Company") is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products, as further described below.  These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.  Bel’s products are primarily used in the networking, telecommunications, computing, military, aerospace and transportation industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.   On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.

With over 60 years in the electronics industry, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development.  By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

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

The Company has set forth below a description of its product groups as of December 31, 2010.

Magnetics
•	MagJack® integrated connector modules
•	Diplexer and triplexer filters
•	Power transformers
•	Discrete components

Return to Index

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

Bel circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets. Fuses and PTC devices prevent currents in an electrical circuit from exceeding certain predetermined levels, acting as a safety valve to protect expensive components from damage by cutting off high currents before they can generate enough heat to cause smoke or fire. Additionally, PTC devices are resettable and do not have to be replaced before normal operation of the end product can resume.

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

Interconnect

Legacy-Bel Interconnect Products:
•	Passive jacks
•	Plugs
•	Cable assemblies

Return to Index

Bel has a comprehensive line of modular connectors including RJ45 and RJ11 passive jacks, plugs, and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches, and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards for Category 5e, 6, 6a, and Category 7a compliant devices used within Gigabit Ethernet and 10Gigabit Ethernet networks.

Cinch Interconnect Products (acquired in January 2010)
•	I/O Interconnect – Circular Connectors, Micro D Connectors
•	Compression Board to Board, Device to Board Interconnect
•	High speed cables
•	Enclosures
•	Custom cable assemblies

Cinch is a supplier of reliable, high quality standard products for use in a variety of industries. Cinch also possesses various enabling technologies and expertise, with which to provide custom solutions and products, for strategic accounts within its focus markets. Those focus markets are the transportation market for which a number of leading edge products have been, and continue to be, developed, and the telecommunications market to which Cinch supplies various standard products as well as a number of new, higher speed devices consistent with the rapidly changing needs in this industry.

Cinch is also a major supplier of products to the military/aerospace market with significant presence in the commercial aircraft industry, as well as in the munitions, missile, and satellite communications sectors.

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

Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts, and consumer electronics.
Surface mount PTC devices and fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phone chargers, consumer electronics, power supplies, and set top boxes.
Radial PTC devices and micro fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phones, mobile computers, IC and battery protection, power supplies, and telecom line cards.

Return to Index

Product Group	Function	Applications
Interconnect
Passive Jacks	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Plugs	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Structured Category 5e, 6, 6a, and 7a cable systems (premise wiring).
Compression Interface	CIN::APSE , iQ and AMC Connectors	High density parallel interfacing. Supporting Board-to-Board, Device-to-Board and Flex-To-Board applications – in ATE and high speed computer applications
High Speed Cables	QSFP, QSFP+ , CX4 and 12X	High speed data rate transfers – supported by industry standards like Infiniband – targeting networking applications
Connectors	Omega series, circular connectors, Dura-Con MIL-DTL-83513, Barrier Blocks, Harness Connectors	MIL/Aero applications, Specifically FQIS – Fuel quantity indicator system applications. Highest reliability interconnect applications
Enclosures and Harnesses	ModICE™ and SHS Headers/Connectors	Engine control units, transportation applications

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

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The addition of Cinch’s well-established lines of connector and cable products and extensive clientele has enabled Bel to broaden its customer base to include aerospace and military markets.  The acquisition of Cinch has also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors has given rise to goodwill in the amount of $2.3 million related to this acquisition.  See Note 2 to the consolidated financial statements for further details on this acquisition.

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

Return to Index

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2010, the Company had a sales and support staff of 82 persons that supported a network of 86 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

For information regarding customer concentrations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition.”

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $11.4 million, $7.8 million and $7.4 million, respectively.  The increase in research and development expenses in 2010 primarily relates to the additional expense associated with Cinch.

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

Associates

As of December 31, 2010, the Company had 4,161 full-time associates. At that date, the Company employed 1,105 people at its North American facilities, 2,915 people at its Asian facilities and 141 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the People’s Republic of China (PRC), Worksop, England and Reynosa, Mexico are represented by unions. At December 31, 2010, 29 of our workers in the New York facility were covered by a collective bargaining agreement which expires on March 31, 2012.  The Company believes that its relations with its associates are satisfactory.

Suppliers

The Company has multiple suppliers for most of the raw materials that it purchases.  Where possible, the Company has contractual agreements with suppliers to assure a continuing supply of critical components.

Return to Index

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's estimated value of the backlog of orders as of February 28, 2011 was approximately $100.4 million as compared with a backlog of $125.6 million as of February 28, 2010.  Management expects that all of the Company's backlog as of February 28, 2011 will be shipped by December 31, 2011. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from May 20, 2012 to November 13, 2027.

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

We do business in a highly competitive industry

Our business is largely in a highly competitive worldwide industry, with relatively low barriers to competitive entry. We compete principally on the basis of product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. The electronic components industry has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than Bel, have significant financial resources and technological capabilities.

Our backlog figures may not be reliable indicators.

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when leadtimes are particularly long. Customers often cancel orders when business is weak and inventories are excessive.  Therefore, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Return to Index

There are several factors which can cause us to lower our prices.

a)       The average selling prices for our products tend to decrease rapidly over their life cycle, and customers are increasingly putting pressure on suppliers to lower prices even when production costs are increasing. Our profits suffer if we are not able to reduce our costs of production, induce technological innovations as sales prices decline, or pass through cost increases to customers.

b)       Any drop in demand or increase in supply of our products could cause a dramatic drop in our average sales prices which in turn could result in a decrease in our gross margins.  In addition, a shift in product mix could have a favorable or unfavorable impact on our gross margins, depending upon the underlying raw material content and labor requirements of the associated products.

c)       Increased competition from low cost suppliers around the world has put further pressures on pricing.    We continually strive to lower our costs, negotiate better pricing for components and raw materials and improve our operating efficiencies.  Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production or introduce technological innovations when sales prices decline.

In recent periods, demand for our products has been highly volatile, which materially adversely impacts Bel as we are challenged to bring workforce and leadtimes in line with customer demand.

Following the 2009 reduction in customer demand, Bel entered 2010 with insufficient labor to meet customer requirements when customers significantly increased requirements.  The increased demand by customers also placed severe pressure on many suppliers of our raw materials, which often resulted in insufficient availability to Bel and its competitors.  By late 2010, labor and material availability had returned to normal levels.  Any future economic volatility would create a similar pattern, which ultimately can result in increased labor and material costs and lower gross profits.

In China, it is difficult for us to match availability of workers with customer demand.

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand can add volatility to the costs incurred by the Company for labor in the PRC.

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

Return to Index

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

We have operations in six countries around the world outside the United States, and approximately 67% of our revenues during 2010 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest, medical epidemic and natural disasters.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries in which we operate.  The decoupling of the Chinese Renminbi from the U.S. dollar has increased, and will continue to increase financial risk.  In addition, with the acquisition of Cinch, the Company has additional exposure to foreign currency risks associated with the Mexican Peso as the Company now has a larger labor force in Mexico.

Other risks inherent in doing business internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country.  For information regarding risks associated with our presence in Hong Kong, see "Item 2 - Properties" of this Annual Report on Form 10-K.

While we have benefited from favorable tax treatment in many of the countries where we operate, the benefits we currently enjoy could change if laws or rules in the United States or those foreign jurisdictions change, incentives are changed or revoked, or we are unable to renew current incentives.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2010, we had two customers with sales in excess of 10% of our consolidated revenue. One such customer represented 13.6% of our revenue and the other represented 11.1% of our revenue. We believe that the loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  We have experienced significant concentrations in prior years. See Note 11 of the notes to the Company’s consolidated financial statements.

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC are represented by government-sponsored unions.  In addition, in connection with the Cinch acquisition we acquired manufacturing facilities located in the United Kingdom and Mexico whose factory workers are represented by labor unions.

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

Return to Index

We may face risks relating to climate change that could have an adverse impact on our business.

Greenhouse gas (“GHG”) emissions have increasingly become the subject of substantial international, national, regional, state and local attention.  GHG emission regulations have been promulgated in certain of the jurisdictions in which we operate, and additional GHG requirements are in various stages of development.  Such measures could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase our operating costs.  Any additional regulation of GHG emissions, including a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business.

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

Return to Index

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

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.   In connection with a patent infringement lawsuit discussed in Item 3. Legal Proceedings, the Company incurred an expense of $8.1 million related to the SynQor lawsuit settlement in December 2010.  In addition,  the Company paid a lump sum licensing fee of $2.1 million during 2009 in exchange for a licensing agreement covering past and future sales of the Company’s MagJack® integrated connector modules (ICMs).

Our investments in marketable securities could have a negative impact on our profitability.

As part of our acquisition strategies, we may from time to time acquire equity positions in companies that could be attractive acquisition candidates or could otherwise be potential co-venturers in potential business transactions with us.  Market declines occurring subsequent to any such investment could have a negative impact on our profitability.

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2011, to the Company’s knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2011, to the Company's knowledge, these shareholders owned 28.5% and 15.9%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of Common Stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2011, Daniel Bernstein, the Company's chief executive officer, beneficially owned 173,402 Class A common shares (or 14.2%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 251,132 Class A common shares (or 20.8%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (including Daniel Bernstein) beneficially owned 323,778 Class A common shares (or 26.4%) of the outstanding Class A common shares whose voting rights were not suspended.

Item 1B.                      Unresolved Staff Comments

Not applicable.

Return to Index

Item 2.                                Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 112,000 square feet in 13 facilities and owns properties of 45,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.  The Company also operated 12 manufacturing facilities in 6 countries as of December 31, 2010.  Approximately 36% of the 1.3 million square feet the Company occupies is owned while the remainder is leased.    See Note 15 of the notes to consolidated financial statements for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2010.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Zhongshan, People's Republic of China	385,000	Leased	68%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Pingguo, People's Republic of China	136,000	Leased	75%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	39,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Worksop, England (a)	52,000	Leased	28%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Vinita, Oklahoma	87,000	Owned	53%

	1,137,000

(a) Approximately 58% of the Worksop facility is designated for manufacturing use, but 30% is currently idle

Of the space described above, 195,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 128,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.  Manufacturing operations at the Westborough, Massachusetts facility ceased at the end of 2008 and as a result, 14,430 square feet at this facility remains unoccupied as of December 31, 2010 and is excluded from the table above.

During the year ended December 31, 2009, the Company realized a $4.6 million gain from the sale of property in Jersey City, New Jersey.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 43% of its identifiable assets are located in Asia.

Return to Index

Item 3.   Legal Proceedings

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company.  The Company intends to appeal the verdict and judgment.  The Company recorded an $8.1 million litigation charge during the year ended December 31, 2010 related to this case.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  Plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  A trial date for this case has been set for March 2011.

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

As of December 31, 2010, other than as described above relating to the SynQor litigation, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.  The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.                 Reserved.

Return to Index

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s voting Class A Common Stock, par value $0.10 per share, and  non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively),  are traded on the NASDAQ Global Select Market under the symbols BELFA and BELFB.  The following table sets forth the high and low sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2010
First Quarter	$21.80	$14.64	$24.04	$17.37
Second Quarter	22.25	15.50	25.15	16.35
Third Quarter	23.36	16.45	24.03	16.27
Fourth Quarter	27.88	20.46	25.52	20.11

Year Ended December 31, 2009
First Quarter	$18.19	$7.00	$21.94	$8.79
Second Quarter	15.33	10.80	17.75	12.44
Third Quarter	19.30	12.85	20.65	14.78
Fourth Quarter	20.70	16.80	22.11	17.23

(b)           Holders

As of February 28, 2011, there were 69 registered shareholders of the Company's Class A Common Stock and 170 registered shareholders of the Company’s Class B Common Stock.  As of February 28, 2011, the Company estimates that there were 719 beneficial shareholders of the Company’s Class A Common Stock and 1,965 beneficial shareholders of  the Company’s Class B Common Stock. At February 28, 2011, to the Company’s knowledge, there were two shareholders of the Company’s Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 44.4% of the Company’s outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)           Dividends

Throughout 2008, 2009 and 2010, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2010, 2009 and 2008, the Company declared dividends totaling $3.2 million, $3.1 million and $3.2 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On February 1, 2011, the Company paid a dividend to all shareholders of record at January 15, 2011 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.6 million ($0.07 per share), respectively.  The Company currently anticipates paying dividends quarterly in the future.

(d)           Issuer Purchases of Equity Securities

From 2000 through December 31, 2010, the Company has purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million and has purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million.  No shares of Class A or Class B common stock were repurchased during the year ended December 31, 2010.

Return to Index

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2010 and 2009 and the selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the selected consolidated statement of operations data for the years ended December 31, 2007 and 2006 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

The selected historical consolidated financial data as of any date and for any period are not necessarily indicative of the results that may be achieved as of any future date or for any future period. You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes that we have presented elsewhere in this Annual Report.

For information regarding the Company’s acquisitions of Cinch in 2010 and Bel Pingguo in 2009, see “Business – Acquisitions.”

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Net sales	$302,539	$182,753	$258,350	$259,137	$254,933
Cost of sales (f)	239,185	161,454	217,079	203,007	192,985
Selling, general and administrative expenses (g)	40,443	30,055	36,093	36,117	37,800
Impairment of assets (b) (d)	-	12,875	14,805	-	-
Litigation charge (h)	8,103	-	-	-	-
Restructuring charges (c)	-	413	1,122	-	-
Gain on sale of property, plant and equipment	(352)	(4,693)	-	(5,499)	-
Casualty loss (a)	-	-	-	-	1,030
Gain (loss/impairment charge) on investments (e)	-	7,129	(10,358)	2,146	5,150
Interest income and other, net	420	527	2,454	4,046	2,780
Earnings (loss) before provision (benefit)
for income taxes	15,580	(9,695)	(18,653)	31,704	31,048
Income tax provision (benefit)	1,931	(1,385)	(3,724)	5,368	5,845
Net earnings (loss)	13,649	(8,310)	(14,929)	26,336	25,203

Earnings (loss) per share:
Class A common share - basic and diluted	1.10	(0.71)	(1.25)	2.11	2.03
Class B common share - basic	1.18	(0.72)	(1.28)	2.25	2.16
Class B common share - diluted	1.18	(0.72)	(1.28)	2.24	2.15

Cash dividends declared per share:
Class A common share	0.24	0.24	0.24	0.20	0.16
Class B common share	0.28	0.28	0.28	0.24	0.20

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands of dollars, except percentages)
Selected Balance Sheet Data and Ratios:

Working capital	$157,296	$167,833	$163,985	$173,171	$144,677
Total assets	277,172	245,946	261,784	293,860	268,497
Stockholders' equity	220,333	208,932	217,773	244,527	222,150
Return on average total assets (i)	5.22%	-3.32%	-5.17%	9.34%	9.65%
Return on average stockholders' equity (i)	6.37%	-3.88%	-6.23%	11.30%	11.81%

Return to Index

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

(d)
During 2008, the Company incurred fixed asset impairments of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.  This charge is included in Impairment of Assets in the Company’s consolidated statement of operations for the year ended December 31, 2008.

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

(f)	During 2009, the Company incurred a $2.0 million licensing fee in connection with the settlement of the Murata lawsuit.

(g)
During 2009, the Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.  During 2010, the Company incurred an additional $0.3 million of acquisition costs related to Cinch.

(h)	During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit, as further described in Item 3.

(i)
Returns on average total assets and stockholders’ equity are computed for each year by dividing net income (loss) for such year by the average balances of total assets or stockholders’ equity, as applicable, on the last day of each quarter during such year and on the last day of the immediately preceding year.

Return to Index

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves both by specific identification of customer accounts where appropriate and by the application of historical loss experience to non-specific accounts.  As of December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively.  While historical loss experience is utilized in determining the Company’s allowance for doubtful accounts, the Company believes this factor may not by itself provide an accurate depiction of future losses, given the current economic conditions.  If the financial condition of the Company's customers were to deteriorate, to the extent that their ability to make payments is impaired, additional allowances may be required.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions.  As of December 31, 2010 and 2009, the Company had reserves for excess or obsolete inventory of $4.6 million and $2.8 million, respectively.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill and Indefinite-Lived Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition.  Goodwill represents the amount of consideration transferred in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Management reviews the carrying value of goodwill and other indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  Reporting units with similar economic characteristics are aggregated for the goodwill impairment test.

Return to Index

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of goodwill associated with each reporting unit with the carrying amount of that goodwill.  If the carrying amount of goodwill associated with a reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

During the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $14.1 million associated with its North America reporting unit.  During the year ended December 31, 2009, the Company recorded a goodwill impairment charge of $12.9 million associated with its Asia reporting unit.

In connection with the acquisition of Cinch in January 2010, the Company recorded $2.3 million in goodwill and $7.0 million in indefinite-lived intangible assets.

At December 31, 2010, the Company’s goodwill consisted of $1.2 million related to its North America reporting unit and $3.1 million related to its Europe reporting unit.   Management has concluded that the fair value of the North America and Europe reporting units exceeds the associated carrying values at December 31, 2010.  While it has been determined that no impairment exists as of December 31, 2010, there can be no assurances that goodwill impairments will not occur in the future.  The valuation model utilizes assumptions which represent management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  The Company’s goodwill balance was $4.3 million and $2.0 million at December 31, 2010 and 2009, respectively.  See Note 3 to the consolidated financial statements for additional information on the Company’s goodwill.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach) .  At December 31, 2010, the Company’s indefinite-lived intangible assets related solely to the trademarks acquired in the Cinch acquisition in January 2010.  Management has concluded that the combined fair value of the Cinch trademarks exceeds the related carrying value at December 31, 2010 and that no impairment existed as of that date.

Long-Lived Assets and Other Intangible Assets

Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2010 or 2009.  During 2008, the Company evaluated its long-lived assets in its Westborough, Massachusetts facility due to the scheduled closing of the facility at the end of 2008.  In connection with this evaluation, the Company recorded  $0.7 million of impairment charges related to its long-lived assets during the year ended December 31, 2008.

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

Return to Index

As of December 31, 2010, the Company had gross foreign income tax net operating and capital losses (“NOL”) of $1.5 million. The Company has established a valuation allowance of $1.5 million against this amount.  In addition, the Company has gross state income tax NOL’s, capital loss carryforwards, and credit carryforwards totaling $7.4 million, of which the Company expects to be able to utilize $0.6 million.  The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.  If our assumptions change and we determine we will be able to realize these amounts, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2010 will be recognized as a reduction of income tax expense.

On August 10, 2010,  President Obama signed into law the “Education Jobs & Medicaid Assistance Act” (H.R. 1586) “The Act”.  The Act’s international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the newly enacted international tax provisions and determined that they do not materially affect the Company’s operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

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

The Company has a significant amount of sales with several customers.  During the year ended December 31, 2010, the Company had two customers with sales in excess of 10% of Bel’s consolidated revenue. Management believes that the individual loss of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  During the year ended December 31, 2010, the Company had sales of $41.1 million and $33.6 million, representing 13.6% and 11.1% of Bel’s consolidated revenue, to Hon Hai Precision Industry Company Ltd. and Flextronics International Ltd., respectively.

Overview

Our Company

Bel is a leading producer of electronic products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products.  These products are designed to protect, regulate, connect, isolate or manage a variety of electronic circuits.  Bel’s products are primarily used in the networking, telecommunications, computing, military, aerospace and transportation industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2010, 52% of the Company’s revenues were derived from Asia, 37% from North America and 11% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with customers’ engineering staffs and aligning new and existing product offerings with industry standards committees and various integrated circuit (IC) manufacturers.  Sales of the Company’s magnetic products represented approximately 42% of our total net sales for 2010.  The remaining 2010 revenues related to sales of the Company’s modules products (20%), interconnect products (34%) and circuit protection products (4%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent suppliers of wire wound components in Asia.  Costs are recorded as incurred for all products manufactured, whether at third party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its manufacturing facilities in the People’s Republic of China (PRC); Glen Rock, Pennsylvania; Inwood, New York; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Vinita, Oklahoma; and Worksop, England.

Return to Index

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2010 and/or future results include the following:

•
Cinch Acquisition – The acquisition of Cinch in January 2010 has allowed the Company to broaden its customer base into the military, aerospace and transportation industries.  The Cinch products are among the Company’s interconnect product group which generally use lower-cost materials and generate higher profit margins than Bel’s other product groups.  The Company believes the integration of the Cinch products has had, and will continue to have, a favorable impact on Bel’s overall profit margin.

•
Reduced Backlog - Bel’s backlog of orders was $109 million at December 31, 2010, reflecting an 18% decrease from June 30, 2010.  This decrease was primarily due to the Company’s ability to manufacture and deliver our products with shorter lead times, while a smaller portion of the reduction was due to the cancellation of orders by customers, primarily during the third quarter.  Bel’s backlog of orders at February 28, 2011 was $100 million, a decrease of 8% from December 31, 2010, primarily due to some easing in the availability of components, which has improved our ability to ship modules products.

•
Pricing and Availability of Materials – While the Company has seen component pricing and availability stabilize in the latter half of 2010 for most of Bel’s product lines, the Company continues to experience some component shortages in it modules product line which limits Bel’s ability to deliver its DC-DC products.  In addition, the costs of certain commodities associated with our raw materials, such as gold and copper, have increased.  Fluctuations in these prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Workforce Volatility – Bel increased its workforce by over 4,000 workers during late 2009 and into 2010 to accommodate the substantial increase in demand for Bel’s products.  The Company experienced higher labor costs through the first half of 2010 due to training costs, overtime and production inefficiencies associated with hiring these new workers.  These increased labor costs stabilized during the third quarter, as the training periods generally ended and production efficiencies were restored.

•
Labor Costs – In addition to increases in labor costs due to the mostly new workforce, the costs of labor, particularly in the PRC where several of Bel’s factories are located, have been higher in recent years as a result of government mandates for new higher minimum wage and overtime requirements.  The PRC government increased minimum wage levels by 21% in the areas where Bel’s factories are located effective May 1, 2010.  While Bel has implemented price increases to its customers during 2010 to partially offset the existing increases in labor and material costs, there is an additional government mandate effective March 2011 which will increase the minimum wage level by 18% at certain of Bel’s facilities in the PRC. The Company anticipates that this increase and any additional increases to the minimum wage levels will have a negative impact on Bel’s profit margins in future quarters.

•
Impact of Lunar New Year – As described above, the Company has limited visibility as to the percentage of experienced workers who will return after the Lunar New Year holiday, which occurred in early February 2011.  The current lead time for Bel products is averaging 8-12 weeks.  If a large percentage of workers do not return, this will stretch out lead times for our products and will drive up labor costs as the Company will incur additional recruiting and training expenses, as well as overtime to meet demand.

•
Product Mix – The Company is beginning to see a shift in product mix, with the largest growth during 2011 expected in the modules product line.  The products in this line have a higher material content, which results in lower profit margins than the Company’s other product lines.  A large increase in this product line coupled with flat to minimal growth in other product lines would result in a lower overall profit margin percentage in 2011.

Return to Index
•
Acquisition-Related Costs – In connection with the acquisition of Cinch in January 2010, the Company incurred $0.3 million in acquisition-related costs and $0.8 million in inventory-related purchase accounting adjustments during 2010.  Bel continues to look for potential acquisition opportunities.  Any future acquisitions, including the proposed acquisition of Pulse Electronics as further described in the Liquidity and Capital Resources section, would give rise to additional legal and professional fees and could result in various purchase accounting adjustments.

Bel is expecting a competitive atmosphere in 2011.  As lead times have stabilized, customers will be focused on pricing rather than delivery.  Bel’s greatest challenge in the coming year will be addressing pricing issues from customers, while managing the rising costs of raw materials and labor.

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010		2009		2008
North America	$111,888	37%	$41,898	23%	$67,380	26%
Asia	156,635	52%	123,764	68%	165,164	64%
Europe	34,016	11%	17,091	9%	25,806	10%
	$302,539	100%	$182,753	100%	$258,350	100%

In addition to an increase in revenue volume across all operating segments, there was a shift in the percentage of total net sales among the Company’s reportable operating segments during 2010 primarily due to the Cinch acquisition. During the year  ended December 31, 2010, the Cinch acquisition contributed sales to external customers of $44.3 million and income from operations of $3.6 million to the Company’s North America operating segment and sales to external customers of $10.7 million and income from operations of $1.0 million to the Company’s Europe operating segment.  In 2009, the Company experienced large reductions in sales volumes across all operating segments due to weakened economic conditions, and continued to transition manufacturing to the PRC with the closure of the Westborough, Massachusetts facility at the end of 2008.

Income (loss) from operations by operating segment for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010	2009	2008
Income (Loss) from Operations:
North America	$4,181	$(205)	$(12,646)
Asia	9,357	(16,462)	1,202
Europe	1,622	(684)	695
	$15,160	$(17,351)	$(10,749)

The significant increase in net sales during 2010 had a corresponding effect on income from operations.  This was offset by a litigation charge recorded in 2010 in the amount of $8.1 million, which primarily impacted Asia’s income from operations.  In addition to sales volumes being significantly lower in 2009 as compared to 2008, the Company recorded a goodwill impairment charge of $12.9 million in its Asia operating segment in 2009.  In 2008, the Company recorded asset impairment charges in its North America operating segment totaling $14.8 million, primarily related to a $14.1 million goodwill impairment charge and $0.7 million in asset impairments related to the closure of the Westborough, Massachusetts facility.  Also in 2008, the Company experienced a significant increase in labor costs in Asia, due to increased training costs and production inefficiencies resulting from the hiring of 5,300 net new hires by our independent contractors in addition to significantly higher wage rate rates effective April 1, 2008, as mandated by PRC officials.

See Note 11 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K for additional segment disclosures.

Return to Index

Our 2010 Results

The acquisition of Cinch in late January 2010 and the rebound of market conditions in 2010 have impacted the Company considerably during the year ended December 31, 2010. The Company generated higher margins in 2010 resulting from several factors, including price increases for certain products that went into effect on July 1, 2010; improved productivity in our factories in China; the addition of the relatively high-margin Cinch product lines; and a favorable mix of product sales in both the Cinch and legacy Bel businesses.

During the year ended December 31, 2010, the Company experienced a 65.5% increase in sales as compared to 2009.  Of the 65.5% increase, 35.4% was attributable to a rebound in demand for Bel’s products.  The addition of Cinch’s sales volume accounted for the remaining 30.1% increase in sales from 2009.  While sales increased 65.5% as compared to 2009, cost of sales increased by only 48.1% compared to 2009.  A shift in sales among Bel’s product groups has resulted in a significant decrease in material costs as a percentage of sales, as the Company sold a lower proportion of product with high material content.  Selling, general and administrative expenses increased by $10.4 million during the year ended December 31, 2010 as compared to 2009, primarily due to personnel expenses, office expenses and other costs associated with the recently acquired Cinch facilities.  The Company also recorded an $8.1 million litigation charge during 2010 related to the SynQor lawsuit, as further described in Item 3. Legal Proceedings.  Additional details related to these factors affecting the 2010 results are described in the Results of Operations section below.

Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	88.3	84.0
Selling, general and administrative expenses	13.4	16.4	14.0
Impairment of assets	-	7.0	5.7
Litigation charge	2.7	-	-
Restructuring charges	-	0.2	0.4
Gain on sale of property, plant and equipment	0.1	2.6	-
Realized gain (loss/impairment charge) on investment	-	3.9	(4.0)
Interest income and other, net	0.1	0.3	1.0
Earnings (loss) before provision (benefit) for income taxes	5.1	(5.3)	(7.2)
Income tax provision (benefit)	0.6	(0.8)	(1.4)
Net earnings (loss)	4.5	(4.5)	(5.8)

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2010 compared	2009 compared
	with 2009	with 2008

Net sales	65.5%	(29.3)%
Cost of sales	48.1	(25.6)
Selling, general and administrative expenses	34.6	(16.7)
Net loss/earnings	264.2	(44.3)

Sales

Net sales increased by $119.8 million or 65.5% from $182.8 million during 2009 to $302.5 million during 2010.  The increase in sales during 2010 related primarily to improved market conditions, which resulted in an increase in legacy-Bel revenue of $64.7 million.  The remaining increase for 2010 related to the addition of Cinch revenue of $55.1 million.  Net sales decreased by $75.6 million or 29.3% from $258.4 million during 2008 to $182.8 million during 2009. The Company attributes the decrease principally to a reduction in demand across all major product groups as a result of the weak economic conditions during 2009.

Return to Index

The Company’s net sales by major product line as a percentage of consolidated net sales for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended
	December 31,
	2010		2009		2008
Magnetics	$127,664	43%	$86,326	47%	$118,552	46%
Interconnect	101,059	33%	32,447	18%	47,407	18%
Modules	61,092	20%	54,323	30%	77,285	30%
Circuit protection	12,724	4%	9,657	5%	15,106	6%
	$302,539	100%	$182,753	100%	$258,350	100%

The Company continues to have limited visibility as to future customer requirements and as such, the Company cannot predict with any degree of certainty sales revenue for 2011.  The Company had two customers with sales in excess of 10%, with customer sales for 2010 amounting to $41.1 million and $33.6 million, representing 13.6% and 11.1%, respectively, of total sales during the year ended December 31, 2010.  The loss of either or both of these customers would cause a significant reduction in sales volume.

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

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the years ended December 31, 2010, 2009 and 2008 were comprised of the following:

	Year Ended
	December 31,
	2010	2009	2008
Material	44.7%	55.3%	51.1%
Labor	13.9%	11.5%	15.0%
Research and development	3.8%	4.3%	2.9%
Other expenses	16.7%	17.2%	15.0%
Total cost of sales	79.1%	88.3%	84.0%

2010 as Compared to 2009

The decrease in material costs as a percentage of consolidated net sales in 2010 resulted primarily from a shift in product mix.  The Company’s module products have a higher material content as compared to the Company’s interconnect products.  As shown in the table above, the Company’s net sales of module products decreased from 30% of net sales  in 2009 to 20% in 2010, while net sales of interconnect products increased from 18% of net sales in 2009 to 33% in 2010.  Labor costs as a percentage of consolidated net sales increased during 2010 as a result of training expenses, production inefficiencies and additional overtime charges associated with the hiring of over 4,000 new production workers over the past year, which was necessary to accommodate the increase in demand for Bel’s products.  In addition, labor costs for the second half of 2010 included the 21% increase in the minimum wage levels in the PRC, as discussed in “Trends Affecting our Business” above.  The Company also sold a higher proportion of its magnetic and interconnect products, primarily due to the addition of Cinch products, during 2010 as compared to 2009, and these product lines have a higher assembly labor requirement.  While R&D expenses decreased as a percentage of sales, the dollar amount increased to $11.4 million in 2010 from $7.8 million in 2009.  The increase in R&D expenses related to the inclusion of Cinch’s R&D expenses since its acquisition in January 2010 in addition to an increase in legacy-Bel R&D expenses related to power products and ICMs.  Other expenses in 2009 included a $2.1 million license fee related to the Murata patent infringement claim, which did not recur in 2010.

Return to Index

2009 as Compared to 2008

The increase in material costs as a percentage of sales from 2008 to 2009 was the result of a shift in product mix.  Bel manufactures a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The proportion of total sales attributable to this product increased to 13% of total sales for 2009 as compared to 12% of total sales in 2008, mainly due to relatively larger revenue declines in other product lines.  While these products are strategic to Bel’s growth and important to total earnings, they return lower gross profit margins due to their higher material content.

The decrease in labor costs from 2008 to 2009 was due to a variety of factors.  The Company experienced excessive labor costs in 2008 related to increased training costs and production inefficiencies associated with the large volume of new hires after the 2008 Chinese New Year, which did not reoccur in 2009.  As discussed above, there was a shift in product mix during 2009 whereby there is a higher percentage of sales relating to a particular product line within the modules group that consists of a larger percentage of purchased components than most of the Company’s other products.  The manufacturing process around this product line is less labor intensive, resulting in reduced labor costs in 2009.  In addition, the Company continued to transition the labor intensive assembly operations of other product lines to lower cost regions of the PRC during 2009.

Research and development expenses amounted to $7.8 million in 2009 as compared to $7.4 million in 2008.   The increase in research and development expenses during 2009 was primarily related to Bel’s power products and new MagJack® integrated connectors.  The Company also incurred a $2.1 million license fee related to the Murata patent infringement claim during 2009, which was recorded as part of cost of sales.

Selling, General and Administrative Expenses (“SG&A”)

While the percentage relationship of SG&A expenses to net sales decreased during 2010, the dollar amount of SG&A expense was higher during 2010 as compared to 2009.  The overall increase in dollar amount was the result of the following factors (dollars in thousands):

	(Favorable) Unfavorable Variances in SG&A
	Year Ended			Year Ended
	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
	Consolidated	Legacy-Bel Only	Cinch	Legacy-Bel Only (pre-Cinch)
Sales commissions	$1,892	$1,060	$832	$(1,952)
Salaries and fringes	2,755	(809)	3,564	(1,447)
Incentive compensation	2,528	2,263	265	(215)
Fraud-related costs	(594)	(594)	-	472
Acquisition-related costs	(205)	(260)	55	605
Travel expenses	873	539	334	(975)
Office expenses	1,642	100	1,542	(1,086)
Other legal and professional fees	716	475	241	(236)
Severance charges	(191)	(372)	181	389
Fair value of COLI investments
(SG&A portion only)	160	160	-	(545)
Foreign exchange	58	(76)	134	(522)
Other	754	(244)	998	(526)
	$10,388	$2,242	$8,146	$(6,038)

2010 as Compared to 2009

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

Return to Index

2009 as Compared to 2008

The weak economic conditions during 2009 led the Company to take various cost-cutting measures throughout its SG&A function. In early 2009, the Company implemented travel restrictions and company-wide reductions in headcount. This resulted in the decreases in travel expenses and salaries and fringe benefits during 2009 noted above.  In addition, sales commissions were much lower in 2009 as Bel’s revenues were down by 29.3% from 2008.  As a result of the significant volatility in market conditions during 2008 and 2009, the underlying investments associated with the portion of the Company’s company-owned life insurance (COLI) attributable to SG&A experienced a decrease in cash surrender value during 2008 of $0.4 million, followed by an increase in cash surrender value of $0.1 million during 2009.  This accounted for the decrease noted above.

As an offsetting factor, the Company incurred acquisition costs in 2009 related to the acquisitions of Bel Pingguo and Cinch Connectors.  The Company also incurred fraud-related costs during 2009 related to the unauthorized issuance of stock.

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

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2010, the Company recognized net gains of $0.4 million primarily related to the sale of a property in Hong Kong.  During the year ended December 31, 2009, the Company recognized a previously deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

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

Interest Income and Other, Net

Interest income earned on cash and cash equivalents decreased by approximately $0.1 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009.  Interest income earned on cash and cash equivalents decreased by approximately $1.9 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in interest income during 2009 as compared to 2008 is due primarily to the reduction in interest rates on invested balances.

Return to Index

Provision (Benefit) for Income Taxes

The provision for income taxes for the year ended December 31, 2010 was $1.9 million compared to a tax benefit of $1.4 million for the year ended December 31, 2009.  The Company earned a profit before income taxes for the year ended December 31, 2010 versus a loss for the year ended December 31, 2009 which resulted in $25.3 million higher earnings before income taxes during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision (benefit) from income taxes, was 12.4% and (14.3)% for the years ended December 31, 2010 and December 31, 2009, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and the Far East has the lowest tax rates.  The increase in the effective tax rate during the year ended December 31, 2010 as compared to the year ended December 31, 2009 is principally attributable to higher earnings before taxes in all geographic segments during the year ended December 31, 2010 as compared to losses (or very modest earnings) in all geographic segments during 2009.  During the year ended December 31, 2010, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.0 million during the year ended December 31, 2010.  During 2010, the Company accrued an $8.1 million liability in connection with a lawsuit, discussed above, which resulted in a negligible tax benefit ($0.1 million).  During the year ended December 31, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.3 million.  Additionally, the Company settled a lawsuit during the year ended December 31, 2009 which resulted in a tax benefit of $0.8 million.  The tax benefit was also affected by a gain on the sale of property in North America during the year ended December 31, 2009.

The benefit for income taxes for the year ended December 31, 2009 was $1.4 million compared to $3.7 million for the year ended December 31, 2008.  The Company incurred losses before benefit for income taxes for the years ended December 31, 2009 and 2008 which resulted in a $9.0 million lower loss before benefit for income taxes during 2009 compared to 2008.  The Company’s effective tax rate, the income tax benefit as a percentage of loss before benefit from income taxes, was (14.3)% and (20.0)% for the years ended December 31, 2009 and 2008, respectively.  The Company’s effective tax rate fluctuates based on the geographic segment in which the pretax profits are earned, as discussed above.  The decrease in the effective tax benefit during 2009 as compared to 2008 is attributable to a gain on sale of property and marketable securities in North America which was offset, in part, by the settlement of a lawsuit.  In the Far East, the Company incurred losses with no associated tax benefit as compared to the year ended December 31, 2008.  During the year ended December 31, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.3 million during the year ended December 31, 2009.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current (benefit) provision for income taxes.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $0.2 million, $0.1 million and $0.1 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.4 million and $0.6 million accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2005 in Europe.  During September 2010, the Company was notified of an Internal Revenue Service ("IRS") tax audit for the years ended December 31, 2006, 2008 and 2009.  The Company believes the audit is a result of a foreign tax credit carryback claim to the year ended December 31, 2006.  As the statute of limitations for the year 2006 has expired, any tax adjustment proposed by the IRS for the year 2006 would be limited to the amount of the carryback claim of approximately $0.3 million.

Return to Index

On August 10, 2010 President Obama signed into law the “Education Jobs & Medicaid Assistance Act” (H.R. 1586) (the “Act”).  The Act’s international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the newly enacted international tax provisions and determined that they do not materially affect the Company’s operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  While the appreciation of the Chinese Renminbi was minimal during 2009 and 2010, future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, British Pounds, Czech Korunas, and U.S. dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British Pounds.    Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.2 million and $0.6 million for the years ended December 31, 2010 and 2008, respectively, which were charged to expense.  Realized and unrealized currency losses during the year ended December 31, 2009 were not material.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation losses of $0.9 million and $0.4 million for the years ended December 31, 2010 and 2008, respectively, which are included in accumulated other comprehensive (loss) income.  Translation gains during the year ended December 31, 2009 were not material.  Any change in the linkage of the U.S. Dollar and the Hong Kong Dollar could have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has an unsecured credit agreement in the amount of $20 million, which expires on June 30, 2011.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of December 31, 2010 and December 31, 2009.  At each of those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of December 31, 2010.

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at December 31, 2009.  The line of credit expired during 2010 and was not renewed.

For information regarding further commitments under the Company’s operating leases, see Note 15 of the notes to the Company’s consolidated financial statements.

On January 29, 2010, the Company completed the acquisition of Cinch Connectors (“Cinch”) from Safran S.A. for approximately $39.7 million in cash plus approximately $0.8 million for the assumption of certain expenses.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma, Reynosa, Mexico and Worksop, England.

Return to Index

On February 28, 2011, the Company announced via press release that it had delivered a letter to Pulse Electronics Corporation (“Pulse Electronics”) proposing to acquire all of the outstanding shares of Pulse Electronics common stock for per share consideration of $6.00.  Pulse Electronics’ Annual Report on Form 10-K for the year ended December 31, 2010 states that as of March 2, 2011, Pulse Electronics had 41,489,733 shares of common stock outstanding.  The Company’s proposal would give Pulse Electronics shareholders the ability to choose whether to receive the consideration in cash or the Company’s Class B common stock.  The Company also announced that it has nominated a slate of four highly qualified independent director nominees for election to Pulse Electronics’ Board of Directors at Pulse Electronics’ upcoming annual meeting of shareholders, which is expected to be held in May.  If elected, these director nominees will constitute a majority of Pulse Electronics’ Board of Directors.  Refer to the “Other Matters” section of Item 7 for information regarding the Company’s available resources for funding potential acquisitions.

Stock Repurchases

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2010, the Company had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million and had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million.  There were no repurchases of Class A or Class B common stock during the year ended December 31, 2010. During the year ended December 31, 2009, the Company purchased 6,070 shares of Class A common stock at a cost of $0.1 million.  There were no repurchases of Class B common stock during 2009.

Cash Flows

During the year ended December 31, 2010, the Company's cash and cash equivalents decreased by $40.4 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $2.4 million for the purchase of property, plant and equipment, $6.2 million for the purchase of marketable securities and $3.2 million for payments of dividends, offset by $7.6 million provided by operating activities, $3.4 million in net proceeds from the cash surrender value of company-owned life insurance policies, and $0.6 million of proceeds from the sale of property, plant and equipment.  During the year ended December 31, 2010, the Company had cash provided by operating activities of $7.6 million as compared to $29.2 million for year ended December 31, 2009.  This $21.6 million reduction in operating cash flow related primarily to the significant fluctuations in accounts receivable and inventory levels in both 2009 and 2010, as customer demand and the related manufacturing and sales volumes fluctuated.  In 2009, customer demand for Bel’s products was down, which resulted in decreased accounts receivable and inventory levels during 2009.  With demand recovering during the latter part of 2009 and into 2010, inventory levels have increased as Bel is purchasing raw materials and increasing its manufacturing accordingly.

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

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 50.1% and 64.7% of the Company's total assets at December 31, 2010 and December 31, 2009, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.4 to 1 and 7.0 to 1 at December 31, 2010 and December 31, 2009, respectively.

Accounts receivable, net of allowances, were $53.3 million at December 31, 2010, as compared with $34.8 million at December 31, 2009.  The increase in accounts receivable is primarily due to a 72.0% increase in fourth quarter sales for 2010 as compared to 2009 partially offset by a decrease in the Company’s days sales outstanding (DSO) from 62 days at December 31, 2009 to 57 days at December 31, 2010.  Marketable securities increased by $1.7 million as a result of the purchase of new marketable securities during 2010.  Inventories were $57.0 million at December 31, 2010, as compared with $31.8 million at December 31, 2009.  Legacy-Bel inventory levels were $16.7 million higher at December 31, 2010 as compared to December 31, 2009 to accommodate increased customer demand for Bel’s products during 2010.  The remaining $8.5 million of the increase related to the inclusion of Cinch inventories at December 31, 2010.  Accounts payable was $21.2 million at December 31, 2010 as compared to $17.2 million at December 31, 2009.  Of the increase in accounts payable, $2.7 million relates to the inclusion of Cinch at December 31, 2010 and the remaining increase relates to the Company’s hiring additional workers in order to meet an upturn in customer demand and the Company’s purchasing raw materials to accommodate the resulting increase in production.  Accrued expenses increased from $8.0 million at December 31, 2009 to $22.5 million at December 31, 2010.  The $14.5 million increase in accrued expenses primarily relates to the $8.1 million litigation charge in connection with the SynQor lawsuit, a $3.5 million increase in accrued bonuses and an increase of $2.8 million due to the inclusion of Cinch’s accrued expenses at December 31, 2010.

Return to Index

Contractual Obligations

The following table sets forth at December 31, 2010 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes liabilities recorded relative to uncertain income tax positions, amounting to $0.9 million included in income taxes payable and $2.9 million included in liability for uncertain tax positions, as of December 31, 2010, as the Company is unable to make reasonably reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,658	$1,658	$-	$-	$-
Operating leases	8,714	2,956	3,880	1,878	-
Raw material purchase obligations	30,154	30,153	1	-	-

Total	$40,526	$34,767	$3,881	$1,878	$-

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2010, $7.4 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2010 is the cash surrender value of company-owned life insurance and marketable securities held in a Rabbi trust with an aggregate value of $8.4 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs.  It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed in part through cash on hand and in part through bank borrowings or the issuance of public or private debt or equity. If the Company borrows money to finance acquisitions, this would likely decrease the Company’s ratio of earnings to fixed charges, could impact other leverage criteria and could result in the imposition of material restrictive covenants, depending on the size of the borrowing and the nature of the target company. Under its existing credit facility, the Company is required to obtain its lender’s consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and may be restricted from paying cash dividends on its common stock. Depending on the nature of the transaction, the Company cannot assure investors that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

As noted above, on February 28, 2011, Bel proposed to acquire the outstanding stock of Pulse Electronics at a price of $6.00 per share, or approximately $246 million in the aggregate. The offer contemplates that Pulse Electronics’ stockholders would have the opportunity to elect to receive cash or Bel's Class B Common Stock. Based on the strength of Bel's balance sheet, the opportunities presented and the advice of its investment bankers, the Company believes that the necessary financing arrangements can be obtained to complete this offer on an affordable basis.

Return to Index

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

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. As the standard relates to expanded disclosures, the Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Chinese Renminbi, Euros, British Pounds, Mexican Pesos, the Czech Koruna and other European currencies.  Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

The Company believes that a change in interest rates of 1% or 2% would not have a material effect on the Company's consolidated statement of operations or balance sheet.

Item 8.     Financial Statements and Supplementary Data

           See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 11, 2011

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$83,829	$124,231
Marketable securities	1,706	2
Accounts receivable - less allowance for doubtful accounts
of $653 and $596 at December 31, 2010 and 2009, respectively	53,312	34,783
Inventories	56,970	31,791
Prepaid expenses and other current assets	2,354	953
Refundable income taxes	4,370	3,255
Deferred income taxes	1,023	815
Total Current Assets	203,564	195,830

Property, plant and equipment - net	44,793	35,943
Restricted cash	155	250
Deferred income taxes	3,201	4,516
Intangible assets - net	11,291	551
Goodwill	4,264	1,957
Other assets	9,904	6,899
TOTAL ASSETS	$277,172	$245,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,180	$17,194
Accrued expenses	22,545	7,991
Accrued restructuring costs	160	156
Income taxes payable	1,584	1,863
Dividends payable	799	793
Total Current Liabilities	46,268	27,997

Long-term Liabilities:
Accrued restructuring costs	347	508
Liability for uncertain tax positions	2,874	2,887
Minimum pension obligation and unfunded pension liability	7,350	5,622
Total Long-term Liabilities	10,571	9,017
Total Liabilities	56,839	37,014

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,527,343 and 9,464,343 shares outstanding, respectively
(net of 3,218,307 treasury shares)	953	946
Additional paid-in capital	23,725	21,663
Retained earnings	195,477	185,014
Accumulated other comprehensive (loss) income	(39)	1,092
Total Stockholders' Equity	220,333	208,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,172	$245,946

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Net Sales	$302,539	$182,753	$258,350

Costs and expenses:
Cost of sales	239,185	161,454	217,079
Selling, general and administrative	40,443	30,055	36,093
Impairment of assets	-	12,875	14,805
Litigation charge	8,103	-	-
Restructuring charges	-	413	1,122
Gain on sale of property, plant and equipment	(352)	(4,693)	-
	287,379	200,104	269,099

Income (loss) from operations	15,160	(17,351)	(10,749)
Gain (loss/impairment charge) on investment	-	7,129	(10,358)
Interest income and other, net	420	527	2,454

Earnings (loss) before provision (benefit) for income taxes	15,580	(9,695)	(18,653)
Income tax provision (benefit)	1,931	(1,385)	(3,724)

Net earnings (loss)	$13,649	$(8,310)	$(14,929)

Earnings (loss) per share:
Class A common share - basic and diluted	$1.10	$(0.71)	$(1.25)
Class B common share - basic and diluted	$1.18	$(0.72)	$(1.28)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,175,322	2,391,088
Class B common share - basic and diluted	9,504,261	9,363,199	9,350,747

Dividends paid per share:
Class A common share	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Comprehensive		Other	Class A	Class B	Additional
		(Loss)	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (Loss)	Stock	Stock	Capital

Balance, January 1, 2008	$244,527		$214,580	$(344)	$255	$929	$29,107

Exercise of stock options	312					$3	$309
Tax benefits arising from the disposition
of non-qualified incentive stock options	39						39
Cash dividends declared on Class A common stock	(565)		(565)
Cash dividends declared on Class B common stock	(2,619)		(2,619)
Issuance of restricted common stock	-					6	(6)
Termination of restricted common stock	-					(1)	1
Repurchase/retirement of Class A common stock	(11,002)				(37)		(10,965)
Currency translation adjustment	(355)	$(355)		(355)
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($2,591)	(4,230)	(4,230)		(4,230)
Reclassification adjustment of unrealized holding
losses for impairment charge included in net loss,
net of taxes of $3,402	5,551	5,551		5,551
Stock-based compensation expense	1,478						1,478
Change in unfunded SERP liability, net of taxes of ($123)	(434)	(434)		(434)
Net loss	(14,929)	(14,929)	(14,929)
Comprehensive loss		$(14,397)

Balance, December 31, 2008	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(521)		(521)
Cash dividends declared on Class B common stock	(2,622)		(2,622)
Issuance of restricted common stock	-					14	(14)
Termination of restricted common stock	-					(2)	2
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Currency translation adjustment	43	$43		43
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $2,648	4,321	4,321		4,321
Reclassification adjustment of unrealized holding
gains included in net loss, net of taxes of ($2,629)	(4,289)	(4,289)		(4,289)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(287)						(287)
Unauthorized issuance of common stock	812						812
Return of unauthorized shares of common stock	(456)					(3)	(453)
Stock-based compensation expense	1,731						1,731
Change in unfunded SERP liability, net of taxes of $264	829	829		829
Net loss	(8,310)	(8,310)	(8,310)
Comprehensive loss		$(7,406)

Balance, December 31, 2009	$208,932		$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	(522)		(522)
Cash dividends declared on Class B common stock	(2,664)		(2,664)
Issuance of restricted common stock	-					7	(7)
Currency translation adjustment	(907)	$(907)		(907)
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $280	457	457		457
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(131)						(131)
Stock-based compensation expense	2,200						2,200
Change in unfunded SERP liability, net of taxes of ($294)	(681)	(681)		(681)
Net income	13,649	13,649	13,649
Comprehensive income		$12,518

Balance, December 31, 2010	$220,333		$195,477	$(39)	$217	$953	$23,725

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$13,649	$(8,310)	$(14,929)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,836	6,778	7,443
Stock-based compensation	2,200	1,731	1,478
Excess tax benefits from share-based payment arrangements	-	-	(39)
Gain on sale of property, plant and equipment	(352)	(4,693)	-
Realized (gain) loss/impairment charge on investment	-	(7,129)	10,358
Impairment of assets	-	12,875	14,805
Other, net	715	807	1,565
Deferred income taxes	725	4,004	(3,616)
Changes in operating assets and liabilities (see below)	(18,136)	23,095	(6,776)
Net Cash Provided by Operating Activities	7,637	29,158	10,289

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,427)	(2,357)	(6,887)
Purchase of intangible asset	-	(99)	(300)
Purchase of marketable securities	(6,190)	(3,545)	(18,970)
Payment for acquisition	(40,424)	(454)	-
Cash transferred from (to) restricted cash	250	(250)	-
Redesignation of marketable security to cash equivalent	-	-	2,000
Proceeds from sale of marketable securities	-	20,592	-
Proceeds from sale of property, plant and equipment	606	2,639	2,272
Proceeds from cash surrender value of company-owned
life insurance, net of purchases	3,428	1,518	-
Redemption of investment	-	5,286	16,600
Net Cash (Used In) Provided by Investing Activities	(44,757)	23,330	(5,285)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	312
Dividends paid to common shareholders	(3,181)	(3,137)	(3,192)
Purchase and retirement of Class A common stock	-	(92)	(11,002)
Excess tax benefits from share-based payment arrangements	-	-	39
Net Cash Used In Financing Activities	(3,181)	(3,229)	(13,843)

Effect of exchange rate changes on cash	(101)	17	(81)

Net (Decrease) Increase in Cash and Cash Equivalents	(40,402)	49,276	(8,920)

Cash and Cash Equivalents - beginning of year	124,231	74,955	83,875

Cash and Cash Equivalents - end of year	$83,829	$124,231	$74,955

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Changes in operating assets and liabilities consist of:

(Increase) decrease in accounts receivable	$(12,164)	$11,297	$6,010
(Increase) decrease in inventories	(17,648)	14,763	(7,585)
(Increase) decrease in prepaid expenses and other
current assets	(833)	(92)	579
(Increase) decrease in other assets	(13)	76	(20)
Increase (decrease) in accounts payable	1,716	2,905	(1,842)
Decrease in income taxes payable	(1,157)	(3,510)	(2,743)
(Decrease) increase in accrued restructuring costs	(157)	(297)	961
Increase (decrease) in accrued expenses	12,120	(2,047)	(2,136)
	$(18,136)	$23,095	$(6,776)

Supplementary information:

Cash paid during the year for:
Income taxes, net of refunds received	$2,172	$(1,909)	$2,606
Interest	$15	$2	$4

Details of acquisition (see Note 3):
Fair value of identifiable net assets acquired	$38,132	$25	$-
Goodwill	2,349	468	-
Fair value of net assets acquired	$40,481	$493	-

Fair value of consideration transferred	$40,481	$493	-
Less: Cash acquired in acquisition	(57)	-	-
Amount held back on acquisition payment	-	(39)	-
Cash paid for acquisition, net of cash acquired	$40,424	$454	$-

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries (“Bel” or the “Company”) operate in one industry with three geographic reportable operating segments and are engaged in the design, manufacture and sale of products used in local area networking, telecommunication, business equipment  and consumer electronic applications. On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  With the acquisition of Cinch, the Company broadened its portfolio of products into the transportation, military and aerospace applications. The Company manages its operations geographically through its three reportable operating segments: North America, Asia and Europe.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, SERP expense, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CASH EQUIVALENTS - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive (loss) income.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the year ended December 31, 2008, the Company recorded combined impairment charges and realized losses of $10.4 million related to certain of its investments.

The fair values of marketable securities are based on quoted market prices.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.  During the year ended December 31, 2009, the Company recorded net realized gains on sales of investments in the amount of $7.1 million.

BUSINESS COMBINATIONS – During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009.

Return to Index

FOREIGN CURRENCY TRANSLATION - The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation losses of $0.9 million and $0.4 million for the years ended December 31, 2010 and 2008, respectively, which are included in accumulated other comprehensive (loss) income.  Translation gains during the year ended December 31, 2009 were not material.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  The Company grants credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.  See Note 11 of notes to the Company’s consolidated financial statements for disclosures regarding significant customers.

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limits the amount of credit exposure in any one financial instrument.

INVENTORIES - Inventories are stated at the lower of weighted-average cost or market.

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

INTANGIBLE ASSETS – Intangible assets with finite lives are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated useful life of the asset.  Intangible assets with indefinite lives, such as trademarks, are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  The Company tests indefinite-lived intangible assets for impairment using the relief-from-royalty method (a form of the income approach).  See Note 3 of the consolidated financial statements.

GOODWILL – Goodwill is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  Reporting units with similar economic characteristics are aggregated for the goodwill impairment test.

Return to Index

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of goodwill associated with each reporting unit with the carrying amount of that goodwill.  If the carrying amount of goodwill associated with a reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  See Note 3 of the consolidated financial statements.

DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 3 to 39 years for buildings and leasehold improvements, and from 3 to 13 years for machinery and equipment.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  The Company has established a valuation allowance for deferred tax assets that are not likely to be realized.  In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

EARNINGS (LOSS) PER SHARE  – The Company utilizes the two-class method to report its earnings (loss) per share.  The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings (loss) per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (loss) have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the period.

Return to Index

The earnings (loss) and weighted average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	2010	2009	2008
Numerator:
Net earnings (loss)	$13,649	$(8,310)	$(14,929)
Less Dividends declared:
Class A	522	521	565
Class B	2,664	2,622	2,619
Undistributed earnings (loss)	$10,463	$(11,453)	$(18,113)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$1,872	$(2,075)	$(3,547)
Class B undistributed earnings (loss)	8,591	(9,378)	(14,566)
Total undistributed earnings (loss)	$10,463	$(11,453)	$(18,113)

Net earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$2,394	$(1,554)	$(2,982)
Class B undistributed earnings (loss)	11,255	(6,756)	(11,947)
Net earnings (loss)	$13,649	$(8,310)	$(14,929)

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,174,912	2,175,322	2,391,088
Class B - basic and diluted	9,504,261	9,363,199	9,350,747

Earnings (loss) per share:
Class A - basic and diluted	$1.10	$(0.71)	$(1.25)
Class B - basic and diluted	$1.18	$(0.72)	$(1.28)

During the years ended December 31, 2010, 2009 and 2008, a weighted average of 14,718, 42,249 and 55,660 outstanding stock options, respectively, were not included in the foregoing computations for Class B common shares as their effect would be antidilutive.

STOCK-BASED COMPENSATION – The Company has one stock-based compensation plan under which both incentive stock-options and restricted stock awards are granted to employees and directors.   The aggregate pretax compensation cost recognized for stock-based compensation (including incentive stock options, restricted stock and dividends on restricted stock, as further discussed below) amounted to approximately $2.2 million, $1.7 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company issued 68,900, 141,300 and 56,300 class B common shares, respectively, under a restricted stock plan to various employees and directors.  No options were granted during the years ended December 31, 2010, 2009 and 2008.

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

Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $11.4 million, $7.8 million and $7.4 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.  The increase in 2010 primarily relates to the inclusion of Cinch’s research and development expenses in addition to an increase in legacy-Bel research and development expenses related to power products and ICMs.

Return to Index

EVALUATION OF LONG-LIVED ASSETS – Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. As the Company ceased its manufacturing operations in its Westborough, Massachusetts facility as of December 31, 2008, the fixed assets related to that facility were evaluated for impairment.  Based on the results of this analysis, the Company recorded a $0.7 million impairment charge related to these fixed assets during 2008.

FAIR VALUE MEASUREMENTS - The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -  Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions
For financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments.  See Note 4 for additional disclosures related to fair value measurements.

NEW FINANCIAL ACCOUNTING STANDARDS

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009 and in accordance with the accounting guidance, all prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the new guidance.  This adjustment did not have a material impact on prior periods presented.

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

2.	ACQUISITION OF CINCH

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  As of December 31, 2010, Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.    The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

Return to Index

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The addition of Cinch’s well-established lines of connector and cable products and extensive clientele has enabled Bel to broaden its customer base to include aerospace and military markets.  The acquisition of Cinch has also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors has given rise to the goodwill detailed below.

The following table summarizes the consideration paid and the finalized allocation of assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

		Measurement
		Period	January 29, 2010
	January 29, 2010	Adjustments	(As adjusted)
Cash	$57	$-	$57
Accounts receivable	6,910	(263)	6,647
Inventories	7,548	169	7,717
Other current assets	803	399	1,202
Property, plant and equipment	7,822	6,996	14,818
Intangible assets	2,528	8,887	11,415
Other assets	1,715	(57)	1,658
Total identifiable assets	27,383	16,131	43,514

Accounts payable	(2,320)	-	(2,320)
Accrued expenses and other current liabilities	(2,932)	317	(2,615)
Noncurrent deferred tax liability	-	(447)	(447)
Total liabilities assumed	(5,252)	(130)	(5,382)
Net identifiable assets acquired	22,131	16,001	38,132
Goodwill	18,371	(16,022)	2,349
Net assets acquired	$40,502	$(21)	$40,481

Cash paid	$39,755	(79)	$39,676
Assumption of change-in-control payments	747	58	805
Fair value of consideration transferred	$40,502	$(21)	$40,481

Subsequent to the Acquisition Date, the Company received additional information related to the Acquisition Date fair values of the net assets acquired.   These updates to the purchase price allocation are noted as measurement period adjustments in the above table.  The purchase price allocation related to the Cinch acquisition is complete.

During the valuation process, the Company utilized the income, cost, and market approaches in determining the fair values of the assets acquired and liabilities assumed. The fair value measurements were primarily based on significant inputs that were not observable in the market. Various income approaches were utilized to value the intangible assets, consisting primarily of trademarks, customer relationships and technology. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows were discounted at a required market rate of return that reflected the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was utilized as appropriate for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

The fair value of property, plant and equipment (as adjusted) acquired from Cinch consists of the following:

	Weighted-Average Estimated Useful Life	Acquisition-Date Fair Value
Land	Indefinite	$166
Buildings and improvements	11.7 years	2,464
Machinery and equipment	5.0 years	11,539
Construction in progress	N/A	649
Total property, plant and equipment acquired		$14,818

Return to Index

The fair value of identifiable intangible assets noted above (as adjusted) consists of the following:

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$7,000
Customer relationships	16.5 years	2,600
Technology	9.8 years	1,700
Licensing agreements	10.0 years	75
Non-compete agreements	2.0 years	40
Total identifiable intangible assets acquired		$11,415

Of the $2.3 million of goodwill noted above, $1.2 million has been allocated to the Company’s North America reportable operating segment and $1.1 million has been allocated to the Company’s Europe reportable operating segment.  This allocation was determined based on those reportable operating segments expected to benefit from the acquisition of Cinch and was based primarily on the location of Cinch operations and associated revenue generation at the Acquisition Date.  The Company expects $1.2 million of the goodwill and $8.8 million of intangible assets allocated to the North America reportable operating segment to be deductible for tax purposes over a period of 15 years.

During the year ended December 31, 2010, the Company expensed approximately $0.3 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Cinch’s results of operations have been included in the Company’s consolidated financial statements for the periods subsequent to the Acquisition Date.  During the year ended December 31, 2010, Cinch contributed revenues of $55.1 million, and estimated net earnings of $1.2 million, to the Company since the Acquisition Date.  The unaudited pro forma information below presents the combined operating results of the Company and Cinch.  The unaudited pro forma results are presented for illustrative purposes only and include the effects of headcount reductions that were effected on the Acquisition Date.  They do not reflect the realization of any other potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred as of January 1, 2009, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2009 (dollars in thousands except per share data):

	Year Ended December 31,
	2010	2009

Revenue	$306,226	$237,723
Net earnings (loss)	14,540	(7,500)
Earnings (loss) per Class A common share - basic and diluted	1.17	(0.65)
Earnings (loss) per Class B common share - basic and diluted	1.26	(0.65)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.

Other intangible assets include patents, product information, license agreements, supply agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 1 to 16.5 years.

Return to Index

The changes in the carrying value of goodwill classified by reportable operating segment, net of accumulated amortization, for the years ended December 31, 2010 and 2009 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance, January 1, 2009	$14,334	$12,407	$-	$1,927

Goodwill allocation related to acquisition	468	468
Impairment charge	(12,875)	(12,875)	-	-
Foreign currency translation	30	-	-	30

Balance, December 31, 2009	1,957	-	-	1,957

Goodwill allocation related to acquisition	2,349	-	1,227	1,122
Impairment charge	-	-	-	-
Foreign currency translation	(42)	-	-	(42)

Balance, December 31, 2010	$4,264	$-	$1,227	$3,037

The net goodwill balances above are comprised of the following (dollars in thousands):

	Total	Asia	North America	Europe

As of December 31, 2009:
Goodwill balance, gross	$28,898	$12,875	$14,066	$1,957
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-

Goodwill, net of impairment charges	$1,957	$-	$-	$1,957

As of December 31, 2010:
Goodwill balance, gross	$31,205	$12,875	$15,293	$3,037
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-

Goodwill, net of impairment charges	$4,264	$-	$1,227	$3,037

During the third quarter of 2009, the Company conducted an interim impairment test related to its goodwill by reporting unit as a result of continued market declines.  For the interim goodwill impairment assessment performed as of August 31, 2009, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in Note 2 of the Company’s 2009 Annual Report on Form 10-K.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting unit’s operations in the future, and are therefore uncertain.  These approaches were utilized to develop a range of fair values and a weighted average of these approaches was utilized to determine the best fair value estimate within that range.

The interim impairment test related to the Company's goodwill was performed by reporting unit.  The valuation test, which heavily weights future cash flow projections, indicated that the goodwill associated with the Company’s Asia reporting unit was fully impaired and, as a result, the Company recorded an impairment charge of $12.9 million during the third quarter of 2009.  The Company’s goodwill associated with its Asia reporting unit originated from several of Bel’s prior acquisitions, primarily e-Power, APC and Lucent (which represented $8.0 million, $2.0 million and $1.5 million, respectively, of the carrying value of goodwill at the testing date).  The remaining goodwill as of December 31, 2009 had a carrying value of $2.0 million and related solely to the Company’s Europe reporting unit.  Management determined that the fair value of the remaining goodwill at December 31, 2009 exceeded its carrying value and that no additional impairment existed as of that date.

Return to Index

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach) .  At December 31, 2010, the Company’s indefinite-lived intangible assets related solely to the trademarks acquired in the Cinch acquisition in January 2010.  Management has concluded that the combined fair value of the Cinch trademarks exceeds the related carrying value at December 31, 2010 and that no impairment existed as of that date.

During the year ended December 31, 2010, the Company recorded an additional $2.3 million in goodwill in connection with the acquisition of Cinch.  The goodwill was allocated by segment as noted in the table above.  Management determined that the fair value of the goodwill at December 31, 2010 exceeded its carrying value and that no impairment existed as of that date.

The components of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents and product information	$2,724	$795	$1,929	$1,231	$764	$467
Customer relationships	4,370	1,974	2,396	1,830	1,746	84
Non-compete agreements	40	18	22	-	-	-
Trademarks	6,944	-	6,944	-	-	-

	$14,078	$2,787	$11,291	$3,061	$2,510	$551

During the year ended December 31, 2010, the Company recorded $11.4 million of various intangible assets in connection with the Cinch acquisition.  A listing of intangible assets acquired with Cinch and the related weighted-average lives of those assets is detailed in Note 2.   The Company also wrote off $0.3 million of fully amortized patents during 2010.  During the year ended December 31, 2009, the Company acquired intangible assets related to customer licensing agreements in the amount of $0.1 million with a weighted-average estimated life of 16 months at the time of acquisition.  Amortization expense was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Amortization
December 31,	Expense

2011	$430
2012	392
2013	390
2014	390
2015	390

4.	FAIR VALUE MEASUREMENTS

As of December 31, 2010 and 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a Rabbi Trust which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities, and are included as other assets in the accompanying consolidated balance sheet at December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company purchased marketable securities on the open market at a purchase price of $1.2 million.  As of December 31, 2010, the fair market value of this investment was $1.7 million and the resulting unrealized gain of $0.5 million is included net of tax in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheet.  This investment is classified as available-for-sale and is included in marketable securities in the table below.

The fair value of these investments is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 2 or Level 3, and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended December 31, 2010.

Return to Index

The following table sets forth by level, within the fair value hierarchy,  the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$5,924	$5,924	$-	$-
Marketable securities	1,706	1,706	-	-

Total	$7,630	$7,630	$-	$-

As of December 31, 2009
Available-for-sale securities:
Investments held in Rabbi Trust	$3,656	$3,656	$-	$-
Marketable securities	2	2	-	-

Total	$3,658	$3,658	$-	$-

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2010 or 2009.

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2010.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  At December 31, 2010, the Company determined that the fair value of its aggregated reporting units exceeded the respective carrying values, and concluded that no impairment of goodwill existed as of that date.  In addition, the Company determined that the fair value of its indefinite-lived intangible assets exceeded the book value at December 31, 2010 and concluded that no impairment existed as of that date.

5.	OTHER ASSETS

At December 31, 2010, the Company has obligations of $7.4 million associated with its supplemental executive retirement plan (“SERP”).  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust.  At December 31, 2010, these assets had a combined fair value of $8.4 million.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The fair market value of the COLI at December 31, 2009 was $2.7 million.  During 2010, the Company purchased an additional $1.6 million in new COLI policies and subsequently surrendered the policies within the COLI at a cash surrender value of $4.5 million.  In late 2010, the Company purchased $2.4 million in new COLI policies.   The fair market value of the COLI of $2.4 million at December 31, 2010 is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has had a significant effect on the cash surrender value of the COLI policies.  As a result, the Company recorded income to account for the increase in cash surrender value in the amount of $0.2 million and $0.4 million during the years ended December 31, 2010 and 2009, respectively.  These increases in cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2010 and 2009.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Return to Index

Other Investments

At December 31, 2010 and 2009, the Company held available-for-sale investments at a cost of $5.6 million and $3.5 million, respectively. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   These investments are classified as available for sale and the Company monitors these investments for impairment on an ongoing basis.  At December 31, 2010 and 2009, the fair market value of these investments was $5.9 million and $3.7 million, respectively.  The unrealized gain of $0.3 million and $0.2 million at December 31, 2010 and 2009, respectively, has been included in accumulated other comprehensive (loss) income.

6.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2010	2009
Raw materials	$35,157	$22,431
Work in progress	5,930	1,478
Finished goods	15,883	7,882
	$56,970	$31,791

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2010	2009
Land	$3,400	$3,237
Buildings and improvements	24,803	21,454
Machinery and equipment	67,961	55,336
Construction in progress	1,332	1,538
	97,496	81,565
Accumulated depreciation	(52,703)	(45,622)

	$44,793	$35,943

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $8.3 million, $6.3 million and $6.9 million, respectively.

During the year ended December 31, 2009, upon the resolution of various environmental matters with the State of New Jersey, the Company recognized a previously-deferred $4.6 million gain related to the 2007 sale of land in Jersey City, New Jersey.  During the year ended December 31, 2008, the Company recorded an impairment charge of $0.7 million on fixed assets in connection with the closure of the Company’s Westborough, Massachusetts facility.

Return to Index

8.           INCOME TAXES

At December 31, 2010 and 2009, the Company has approximately $3.8 million and $4.7 million, respectively, of liabilities for uncertain tax positions ($0.9 million and $1.8 million, respectively, included in income taxes payable and $2.9 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2005 in Europe.  During September 2010, the Company was notified of an Internal Revenue Service ("IRS") tax audit for the years ended December 31, 2006, 2008 and 2009.  The Company believes the audit is a result of a foreign tax credit carryback claim to the year ended December 31, 2006.  As the statute of limitations for the year 2006 has expired, any tax adjustment proposed by the IRS for the year 2006 would be limited to the amount of the carryback claim of approximately $0.3 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2010.   A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2010	2009	2008
Unrecognized tax benefit - January 1	$4,722	$7,345	$9,191
Additions based on tax positions
related to the current year	948	1,277	415
Expiration of statutes of limitations	(1,835)	(3,900)	(2,261)
Unrecognized tax benefit - December 31	$3,835	$4,722	$7,345

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $0.2 million, $0.1 million and $0.1 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.4 million and $0.6 million accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The provision (benefit) for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$221	$(5,383)	$(426)
Foreign	804	12	(107)
State	182	(18)	425
	1,207	(5,389)	(108)
Deferred:
Federal	(133)	4,229	(3,240)
State	189	302	(381)
Foreign	668	(527)	5
	724	4,004	(3,616)

	$1,931	$(1,385)	$(3,724)

Return to Index

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	$	%	$	%	$	%
Tax provision (benefit) computed at the
federal statutory rate	$5,297	34%	$(3,296)	34%	$(6,342)	34%
(Decrease) increase in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(2,377)	-15%	720	-8%	(161)	1%

Reversal of liability for uncertain tax positions - net	(887)	-6%	(2,623)	27%	(1,846)	10%

Permanent tax differences related to goodwill
impairment with no tax benefit	-	0%	4,378	-45%	4,264	-23%

Utilization of research and development and foreign
tax credits	(549)	-4%	(674)	7%	(383)	2%

State taxes, net of federal benefit	309	2%	290	-3%	368	-2%

Other, including qualified production activity credits,
SERP/COLI income, fair value of vested stock awards,
over accruals and amortization of purchase
accounting intangibles	138	1%	(180)	2%	376	-2%
Tax provision (benefit) computed at the Company's
effective tax rate	$1,931	12%	$(1,385)	14%	$(3,724)	20%

As of December 31, 2010, the Company has gross foreign income tax net operating losses (“NOL”) and capital loss carryforwards of $1.5 million  The Company has established a valuation allowance of $1.5 million against this amount.  In addition, the Company has gross state income tax NOLs, capital loss carryforwards and credit carryforwards of $7.4 million, of which the Company expects to be able to utilize $0.6 million. The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.

In connection with the Cinch acquisition, the Company acquired certain tax assets and liabilities.  Cinch Europe had NOL and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at December 31, 2010.  During the year ended December 31, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences and $0.1 million in refundable income taxes.  Cinch U.S. had a deferred tax asset in the amount of $0.1 million relating to vacation accruals, $0.1 million of net refundable income tax and a deferred tax asset related to inventory capitalization in the amount of $0.2 million at the time of the acquisition.  Of these amounts, $0.1 million of net refundable income tax remains on the consolidated balance sheet as of December 31, 2010.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which was applied to current year income tax for 2010.  The Company has received a fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At December 31, 2010, the deferred tax liability of $0.4 million remains on the consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of NOL carryforwards acquired from the Cinch acquisition will impact the consolidated statement of operations.

Return to Index

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  During the year ended December 31, 2008, the Company repatriated previously taxed foreign earnings of approximately $0.3 million.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $97.0 million at December 31, 2010.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $22.4 million under the current tax law.

On August 10, 2010, President Obama signed into law the “Education Jobs & Medicaid Assistance Act” (H.R. 1586) (the “Act”).  The Act’s international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the newly-enacted international tax provisions and determined that they do not materially affect the Company’s operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2010	2009
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
State tax credits	$519	$-
Reserves and accruals	923	917
Valuation allowance	(419)	(102)
	$1,023	$815

Deferred Tax Assets - noncurrent:
Unfunded pension liability	$635	$341
Depreciation	161	138
Amortization	526	1,076
Federal, state and foreign net operating loss
and credit carryforwards	1,060	1,893
Restructuring expenses	193	294
Other accruals	1,670	1,550
Valuation allowances	(1,044)	(776)
	$3,201	$4,516

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

At December 31, 2010 and 2009, a $20 million line of credit, which expires on June 30, 2011, was available to the Company to borrow.  The loan was collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  There have not been any borrowings under the credit agreement during 2010 or 2009 and, as a result, there was no balance outstanding as of December 31, 2010 or 2009.  At those dates, the entire $20 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  At December 31, 2010, the Company was in compliance with its debt covenants.

Return to Index

The Company's Hong Kong subsidiary had an unsecured line of credit of approximately $2 million, which was unused at December 31, 2009.  The line of credit expired during 2010 and was not renewed.

In July 2009, the Company established a standby letter of credit with the State of New Jersey as a performance guarantee related to environmental cleanup associated with the Jersey City, New Jersey property sale.  In connection with this agreement, the Company had a compensating balance of $0.3 million which has been classified as restricted cash as of December 31, 2009.  This matter was resolved during the fourth quarter of 2010.

10.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2010	2009
Sales commissions	$1,740	$1,506
Subcontracting labor	2,467	2,615
Salaries, bonuses and related benefits	7,405	1,475
Litigation reserve	8,103	-
Other	2,830	2,395
	$22,545	$7,991

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the years ended December 31, 2009 and 2010 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts) (dollars in thousands):

	Facility Lease	Termination
	Obligation	Benefit Charges	Total

Liability balance at January 1, 2009	$524	$437	$961

New charges	292	121	413
Cash payments	(152)	(558)	(710)

Liability balance at December 31, 2009	664	-	664

Cash payments	(157)	-	(157)

Liability balance at December 31, 2010	$507	$-	$507

The Company has included the current portion of $0.2 million in accrued restructuring costs in the consolidated balance sheet at December 31, 2010, and has classified the remaining $0.3 million of the liability related to the facility lease obligation as noncurrent.  During the year ended December 31, 2009, the Company recorded $0.4 million in restructuring charges, including $0.1 million of severance charges and $0.3 million related to its facility lease obligations.

Return to Index

11.           BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2010	2009	2008
Net Sales to External Customers:
North America	$111,888	$41,898	$67,380
Asia	156,635	123,764	165,164
Europe	34,016	17,091	25,806
	$302,539	$182,753	$258,350

Net Sales:
North America	$125,383	$51,189	$79,862
Asia	196,243	144,572	188,718
Europe	35,150	18,110	27,143
Less intergeographic
revenues	(54,237)	(31,118)	(37,373)
	$302,539	$182,753	$258,350

Income (Loss) from Operations:
North America	$4,181	$(205)	$(12,646)
Asia	9,357	(16,462)	1,202
Europe	1,622	(684)	695
	$15,160	$(17,351)	$(10,749)

Total Assets:
North America	$110,984	$131,078
Asia	155,414	107,546
Europe	10,774	7,322
	$277,172	$245,946

Capital Expenditures:
North America	$870	$353	$948
Asia	1,371	1,979	5,758
Europe	186	25	181
	$2,427	$2,357	$6,887

Depreciation and Amortization Expense:
North America	$3,862	$1,535	$1,787
Asia	4,513	5,087	5,484
Europe	461	156	172
	$8,836	$6,778	$7,443

Net sales from external customers are attributed to individual operating segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income (loss) from operations represents gross profit less operating expenses.

Return to Index

The following items are included in the income (loss) from operations presented above:

Litigation Charges – During the year ended December 31, 2010, the Company recorded $8.1 million of litigation charges related to the SynQor lawsuit.  This charge impacted income from operations primarily within the Company’s Asia reportable operating segment.

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

	2010	2009	2008
Net Sales by Geographic Area:

United States	$111,888	$41,898	$67,380
Macao	156,635	123,764	165,164
United Kingdom	10,747	-	-
Germany	20,027	13,959	21,280
Czech Republic	3,242	3,132	4,526
Consolidated net sales	$302,539	$182,753	$258,350

Net Sales by Major Product Line:

Magnetics	$127,664	$86,326	$118,552
Interconnect	101,059	32,447	47,407
Modules	61,092	54,323	77,285
Circuit protection	12,724	9,657	15,106
Consolidated net sales	$302,539	$182,753	$258,350

Net sales from external customers are attributed to individual countries based on the geographic source of the billing for such customer sales.

Return to Index

The following is a summary of long-lived assets by geographic area as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Long-lived Assets by Geographic Location:

United States	$30,904	$17,549
People's Republic of China (PRC)	20,999	24,199
All other foreign countries	2,794	1,094
Consolidated long-lived assets	$54,697	$42,842

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

Net Sales to Major Customers

In 2010, the Company had sales to two customers in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $74.6 million during the year ended December 31, 2010, representing 24.7% of total sales.  The Company had sales to three customers in excess of ten percent of consolidated net sales in 2009.  The combined revenue from these three customers was $71.9 million during the year ended December 31, 2009, representing 39.4% of total sales.  In 2008, there were two customers in excess of ten percent of consolidated net sales.  The combined revenue of these two customers was $62.8 million during the year ended December 31, 2008, representing 24.3% of total sales.  Sales related to these significant customers were primarily reflected in the Asia operating segment.

12.         RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(k) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants.  The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums.  The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant.  Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market.  The expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $0.7 million, $0.4 million and $0.4 million, respectively. As of December 31, 2010, the plans owned 16,297 and 208,303 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $0.3 million, $0.3 million and $0.4 million, respectively. As of December 31, 2010, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

Return to Index

The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $0.8 million, $0.9 million and $0.7 million, respectively.

Return to Index

The following provides a reconciliation of benefit obligations, the funded status of the SERP and a summary of significant assumptions (dollars in thousands):

December 31,	2010	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,622	$5,910	$4,698
Service cost	340	383	293
Interest cost	336	352	303
Benefits paid	(56)	(75)	(75)
Actuarial (gains) losses	1,108	(948)	691
Minimum pension obligation and
unfunded pension liability	$7,350	$5,622	$5,910
Funded status of plan:
Underfunded status	$(7,350)	$(5,622)
Accrued pension cost	$(7,350)	$(5,622)

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-	$-
Company contributions	56	75	75
Benefits paid	(56)	(75)	(75)
Fair value of plan assets, end of year	$-	$-	$-

Balance sheet amounts:
Minimum pension obligation and
unfunded pension liability	$7,350	$5,622

Amounts recognized in accumulated other
comprehensive income, pretax:
Prior service cost	$1,143	$1,276
Net loss (gain)	932	(176)
	$2,075	$1,100

The components of SERP expense are as follows:

Year Ended December 31,	2010	2009	2008

Service cost	$340	$383	$293
Interest cost	336	352	303
Net amortization and deferral	133	147	133
Total SERP expense	$809	$882	$729

Assumption percentages:
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The accumulated benefit obligation for the SERP was $5.8 million and $4.8 million as of December 31, 2010 and 2009, respectively.

Return to Index

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and $0.1 million, respectively.  The Company does not expect to make any contributions to the SERP in 2011.

The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2011, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2011	$-
2012	79
2013	137
2014	184
2015	239
2016 - 2020	1,804

13.  SHARE-BASED COMPENSATION

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.2 million, $1.7 million and  $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the years ended December 31, 2010,  2009 and 2008.

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

No incentive stock options were granted in 2010, 2009 or 2008.  Expected lives of options previously granted were estimated using the historical exercise behavior of employees.  Expected volatilities were based on implied volatilities from historical volatility of the Company’s stock.  The Company uses historical data to estimate employee forfeitures.  The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Return to Index

Information regarding the Company’s stock options for the year ended December 31, 2010 is as follows.  All of the stock options noted below relate to options to purchase shares of the Company’s Class B common stock.

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term	(in 000's)
Outstanding at January 1, 2010	34,000	$29.50
Exercised	-	-
Granted	-	-
Cancelled	(34,000)	29.50
Outstanding at December 31, 2010	-	-	-	-
Exercisable at December 31, 2010	-	$-	-	$ -

No stock options were exercised during the years ended December 31, 2010 and 2009.  During the year ended December 31, 2008, the Company received $0.3 million from the exercise of stock options and realized tax benefits of less than $0.1 million.  The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.2 million.  Stock compensation expense applicable to stock options was minimal during the years ended December 31, 2010, 2009 and 2008.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2010, 2009 and 2008, the Company issued 68,900, 141,300 and 56,300 class B common shares, respectively, under a restricted stock plan to various officers and employees.   In connection with these and other awards granted in prior years, the Company recorded compensation expense of $2.2 million, $1.7 million and  $1.5 million ($1.9 million, $1.2 million and $1.1 million, after tax benefit) for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the restricted stock activity under the Program as of December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
Restricted Stock		Award	Contractual
Awards	Shares	Price	Term

Outstanding at January 1, 2010	273,850	$24.96	3.6 years
Granted	68,900	21.35
Vested	(60,425)	33.21
Forfeited	(5,900)	23.01
Outstanding at December 31, 2010	276,425	$22.30	3.4 years

As of December 31, 2010, there was $4.1 million of total pretax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan; that cost is expected to be recognized over a period of 4.4 years.

The Company's policy is to issue new shares to satisfy Restricted Stock Awards and stock option exercises.  Currently the Company believes that substantially all restricted stock awards will vest.

Return to Index

14.           COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2010, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class A or Class B common stock were repurchased during the year ended December 31, 2010.

As of December 31, 2010, to the Company’s knowledge, there were two shareholders of the Company’s common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2010, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2010, to the Company’s knowledge, these shareholders owned 27.8% and 15.9%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

Throughout 2008, 2009 and 2010, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2010, 2009 and 2008, the Company declared dividends totaling $3.2 million, $3.1 million and $3.2 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

15.         COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2011	$2,956
2012	2,330
2013	1,550
2014	1,079
2015	799
Thereafter	-
$8,714

Subsequent to December 31, 2010, the Company modified and extended the terms of an existing facility lease.  This modification will result in additional rent expense of $0.2 million during 2015 and a total of $1.3 million thereafter.  Rental expense for all leases was approximately $3.4 million, $2.2 million and $2.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Return to Index

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $30.2 million and $19.9 million at December 31, 2010 and December 31, 2009, respectively.  Of the $10.3 million increase, the addition of Cinch commitments accounts for $6.5 million and the remaining $3.8 million increase relates to new purchase orders of raw materials to accommodate the increased demand for Bel’s products.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $1.7 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively.

Legal Proceedings

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company.  The Company intends to appeal the verdict and judgment.  The Company recorded an $8.1 million litigation charge during the year ended December 31, 2010 related to this case.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  Plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc.  v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  A trial date for this case has been set for March 2011.

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

As of December 31, 2010, other than as described above relating to the SynQor litigation, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.  The Company cannot predict the outcome of its unresolved legal proceedings; however, management believes that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial condition or results of operations.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Return to Index

16.           ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income as of December 31, 2010 and 2009 are summarized below (dollars in thousands)

	2010	2009

Foreign currency translation adjustment	$882	$1,789
Unrealized holding gain (loss) on available-for-sale
securities, net of taxes of $322 and $42 as of
December 31, 2010 and 2009	519	62
Unfunded SERP liability, net of taxes of $(635) and
$(341) as of December 31, 2010 and 2009	(1,440)	(759)

Accumulated other comprehensive (loss) income	$(39)	$1,092

17.         RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 27.8%.  However, as discussed in Note 14, GAMCO’s voting rights are currently suspended.

18.         UNAUTHORIZED TRANSACTIONS

In April 2009, as part of the March 31, 2009 quarter-end review, the Company's internal accounting personnel identified a questionable entry in the Company's stock option exercise records. After questioning by management, a Company employee (the "Employee") responsible for certain aspects of the Company's benefit plan administration admitted fabricating certain Company records for his own benefit in order to enable him to exercise stock options that had not been granted to him by the Company's Compensation Committee. The investigation related to this matter was completed during 2009.

During the year ended December 31, 2009, the Company recorded an unauthorized issuance of common stock charge of $0.9 million related to this theft.  This charge was offset by $0.5 million related to the fair market value of shares returned by the Employee during 2009.  In addition, the Company incurred $0.2 million in legal and professional fees related to this activity which were included within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.  During the year ended December 31, 2010, the Company received insurance proceeds related to this theft in the amount of $0.1 million.  This amount was recorded as a reduction to the corresponding expense items within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

19.         SUBSEQUENT EVENT

On February 28, 2011, the Company announced via press release that it had delivered a letter to Pulse Electronics Corporation (“Pulse Electronics”) proposing to acquire all of the outstanding shares of Pulse Electronics common stock for per share consideration of $6.00, or approximately $246 million in the aggregate.  Pulse Electronics’ Annual Report on Form 10-K for the year ended December 31, 2010 states that as of March 2, 2011, Pulse Electronics had 41,489,733 shares of common stock outstanding.  The Company’s proposal would give Pulse Electronics shareholders the ability to choose whether to receive the consideration in cash or the Company’s Class B common stock.  The Company also announced that it has nominated a slate of four highly qualified independent director nominees for election to Pulse Electronics’ Board of Directors at Pulse Electronics’ upcoming annual meeting of shareholders, which is expected to be held in May.  If elected, these director nominees will constitute a majority of Pulse Electronics’ Board of Directors.

Return to Index

20.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results (unaudited) for the years ended December 31, 2010 and 2009 are summarized as follows (in thousands, except per share data):

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010 (e)	2010 (a)

Net sales	$56,149	$77,732	$84,961	$83,697	$302,539

Cost of sales	47,053	61,676	64,795	65,661	239,185

Net earnings (loss)	32	4,695	9,944	(1,022)	13,649

Earnings (loss) per share:
Class A common share - basic and diluted	$0.00	$0.38	$0.81	$(0.09)	$1.10
Class B common share - basic and diluted	$0.00	$0.41	$0.86	$(0.09)	$1.18

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009 (d)	2009	2009 (c)	2009 (b)	2009 (a)

Net sales	$43,871	$44,934	$45,283	$48,665	$182,753

Cost of sales	38,211	40,192	41,516	41,535	161,454

Net earnings (loss)	816	(1,272)	(10,752)	2,898	(8,310)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.06	$(0.11)	$(0.90)	$0.23	$(0.71)
Class B common share - basic and diluted	$0.07	$(0.11)	$(0.94)	$0.25	$(0.72)

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)
Net earnings for the quarter ended December 31, 2009 include a gain on sale of investment of $5.4 million ($3.3 million after tax), primarily related to the sale of the investment in Power-One common stock.

(c)
The net loss for the quarter ended September 30, 2009 includes a goodwill impairment charge of $12.9 million related to the Company’s Asia operating segment and a $2.0 million ($1.2 million after tax) charge related to a licensing fee.

(d)
Net earnings for the quarter ended March 31, 2009 include a gain on the sale of property in Jersey City, New Jersey of $4.7 million ($2.9 million after tax) offset by restructuring charges associated with the closure of the Company’s Westborough, Massachusetts facility of $0.4 million ($0.3 million after tax).

(e)	The net loss for the quarter ended December 31, 2010 includes a litigation charge of $8.1 million related to the SynQor lawsuit ($8.0 million after tax).

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2010:
Allowance for doubtful accounts	$596	$35	$29	$(7)	$653
Allowance for excess and obsolete inventory	$2,767	$2,560	$(14)	$(706)	$4,607
Deferred tax assets - valuation allowances	$878	$614	$-	$(29)	$1,463

Year ended December 31, 2009:
Allowance for doubtful accounts	$660	$36	$6	$(106)	$596
Allowance for excess and obsolete inventory	$4,051	$(849)	$(26)	$(409)	$2,767
Deferred tax assets - valuation allowances	$971	$231	$-	$(324)	$878

Year ended December 31, 2008:
Allowance for doubtful accounts	$977	$(191)	$(43)	$(83)	$660
Allowance for excess and obsolete inventory	$3,266	$1,079	$(10)	$(284)	$4,051
Deferred tax assets - valuation allowances	$331	$640	$-	$-	$971

(a) Write offs

(b) Includes foreign currency translation adjustments

S-1

Return to Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2010, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2010, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

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

Return to Index

Item 10.                            Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this item.

The Registrant has adopted a code of ethics for its directors, executive officers and all other senior financial personnel.  The code of ethics, as amended from time to time,  is available on the Registrant’s website under Corporate Governance.  The Registrant will also make copies of its code of ethics available to investors upon request.  Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ  07302 Attn: Colin Dunn or should be made by telephone by calling Colin Dunn at 201-432-0463.

Item 11.                            Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	$-	565,150

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	565,150

Item 13.              Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.              Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2011 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)	Financial Statements

1. Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2010	F-3

	Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2010	F-4

	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2010	F-5

	Notes to Consolidated Financial Statements	F-7

2. Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

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

10.1†	2002 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2002 annual meeting of shareholders.

10.2
Credit and Guaranty Agreement, dated as of February 12, 2007, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007 and incorporated herein by reference.

10.3†
Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.4
Contract for Purchase and Sale of Real Estate dated July 15, 2004 between Bel Fuse Inc. and Fields Development Group Co.  Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2004.

Return to Index

10.5
First Amendment to Credit and Guaranty Agreement dated as of April 30, 2008, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.6
Second Amendment to Credit and Guaranty Agreement dated as of June 30, 2009, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.7
Stock purchase agreement by and among Safran USA, Inc., Safran UK Limited and Bel Fuse Inc., dated as of December 28, 2009.  Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.8
Third Amendment to Credit and Guaranty Agreement dated as of January 29, 2010, by and among Bel Fuse, Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of attorney (included on the signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.
       ** Submitted herewith.
       †   Management contract or compensatory plan or arrangement.

Return to Index

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEL FUSE INC.

By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

Dated: March 11, 2011

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 11, 2011
Daniel Bernstein	and Director

/s/ Howard Bernstein	Director	March 11, 2011
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 11, 2011
Robert H. Simandl

/s/ Peter Gilbert	Director	March 11, 2011
Peter Gilbert

/s/ John Tweedy	Director	March 11, 2011
John Tweedy

/s/ John Johnson	Director	March 11, 2011
John Johnson

/s/ Avi Eden	Director	March 11, 2011
Avi Eden

/s/ Colin Dunn	Vice President of Finance and Secretary	March 11, 2011
Colin Dunn

-35-