Form 10-Q
period 2011-03-31
BEL FUSE INC /NJ
filed 2011-05-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 4, 2011
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,519,543

Return to Index

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$87,650	$83,829
Marketable securities	7,069	1,706
Accounts receivable - less allowance for doubtful accounts of $644
and $653 at March 31, 2011 and December 31, 2010, respectively	44,565	53,312
Inventories	57,309	56,970
Prepaid expenses and other current assets	2,662	2,354
Refundable income taxes	1,721	4,370
Deferred income taxes	1,195	1,023
Total Current Assets	202,171	203,564

Property, plant and equipment - net	43,611	44,793
Restricted cash	-	155
Deferred income taxes	3,298	3,201
Intangible assets - net	11,263	11,291
Goodwill	4,375	4,264
Other assets	9,978	9,904
TOTAL ASSETS	$274,696	$277,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,721	$21,180
Accrued expenses	19,209	22,545
Accrued restructuring costs	161	160
Income taxes payable	1,820	1,584
Dividends payable	818	799
Total Current Liabilities	39,729	46,268

Long-term Liabilities:
Accrued restructuring costs	306	347
Liability for uncertain tax positions	3,103	2,874
Minimum pension obligation and unfunded pension liability	7,581	7,350
Total Long-term Liabilities	10,990	10,571
Total Liabilities	50,719	56,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,521,543 and 9,527,343 shares outstanding, respectively
(net of 3,218,307 treasury shares)	952	953
Additional paid-in capital	24,099	23,725
Retained earnings	197,924	195,477
Accumulated other comprehensive income (loss)	785	(39)
Total Stockholders' Equity	223,977	220,333
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,696	$277,172

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net Sales	$71,403	$56,069

Costs and expenses:
Cost of sales	57,132	47,157
Selling, general and administrative	10,057	9,189
	67,189	56,346

Income (loss) from operations	4,214	(277)

Interest income and other, net	68	122

Earnings (loss) before provision (benefit) for income taxes	4,282	(155)
Provision (benefit) for income taxes	1,038	(35)

Net earnings (loss)	$3,244	$(120)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.26	$(0.02)
Class B common share - basic and diluted	$0.28	$(0.01)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,525,785	9,464,270

Dividends paid per share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Income	Earnings	Income (Loss)	Stock	Stock	(APIC)

Balance, January 1, 2011	$220,333		$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	(130)		(130)
Cash dividends declared on Class B common stock	(667)		(667)
Termination of restricted common stock	-					(1)	1
Currency translation adjustment	598	$598		598
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $139	226	226		226
Stock-based compensation expense	373						373
Net earnings	3,244	3,244	3,244
Comprehensive income		$4,068

Balance, March 31, 2011	$223,977		$197,924	$785	$217	$952	$24,099

See notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$3,244	$(120)
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,130	1,999
Stock-based compensation	373	530
Other, net	(158)	(39)
Deferred income taxes	(406)	12
Changes in operating assets and liabilities (see below)	4,803	(4,939)
Net Cash Provided by (Used in) Operating Activities	9,986	(2,557)

Cash flows from investing activities:
Purchase of property, plant and equipment	(611)	(559)
Purchase of marketable securities	(5,111)	-
Cash transferred from restricted cash	160	-
Payment for acquisition, net of cash acquired	-	(40,424)
Net Cash Used in Investing Activities	(5,562)	(40,983)

Cash flows from financing activities:
Dividends paid to common shareholders	(778)	(774)
Net Cash Used In Financing Activities	(778)	(774)

Effect of exchange rate changes on cash	175	(93)

Net Increase (Decrease) in Cash and Cash Equivalents	3,821	(44,407)
Cash and Cash Equivalents - beginning of period	83,829	124,231
Cash and Cash Equivalents - end of period	$87,650	$79,824

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$9,063	$172
Increase in inventories	(114)	(4,471)
Increase in prepaid expenses and other current assets	(261)	(845)
Increase in other assets	-	(5)
Decrease in accounts payable	(3,530)	(278)
(Decrease) increase in accrued expenses	(3,426)	385
Cash payments of accrued restructuring costs	(40)	(39)
Increase in income taxes payable	3,111	142
	$4,803	$(4,939)

Supplementary information:
Cash (received) paid during the period for:
Income taxes, net of refunds received	$(1,649)	$37
Interest	-	25

Details of acquisition:
Fair value of identifiable net assets acquired	$-	$38,132
Goodwill	-	2,349
Fair value of net assets acquired	$-	$40,481

Fair value of consideration transferred	$-	$40,481
Less: Cash acquired in acquisition	-	(57)
Cash paid for acquisition, net of cash acquired	$-	$40,424
See notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2011, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2011 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2010.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively “Cinch”) from Safran S.A.  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company’s condensed consolidated results of operations for the three months ended March 31, 2010 include Cinch’s operating results from January 29, 2010 through March 31, 2010.  In accordance with the accounting guidance for business combinations, the results of operations and cash flows for the three months ended March 31, 2010 have been adjusted retrospectively to reflect measurement period adjustments as if they had been recorded on the date of acquisition.  The measurement period adjustments did not have a significant impact on our condensed consolidated statement of operations or cash flows for the three months ended March 31, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	EARNINGS (LOSS) PER SHARE

The Company utilizes the two-class method to report its earnings (loss) per share.  The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings (loss) per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (loss) have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three months ended March 31, 2011 or 2010 which would have had a dilutive effect on earnings (loss) per share.

Return to Index
The earnings (loss) and weighted-average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net earnings (loss)	$3,244	$(120)
Less Dividends:
Class A	130	130
Class B	667	664
Undistributed earnings (loss)	$2,447	$(914)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	437	(164)
Class B undistributed earnings (loss)	2,010	(750)
Total undistributed earnings (loss)	$2,447	$(914)

Net earnings (loss) allocation - basic and diluted:
Class A allocated earnings (loss)	567	(34)
Class B allocated earnings (loss)	2,677	(86)
Net earnings (loss)	$3,244	$(120)

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,525,785	9,464,270

Earnings (loss) per share:
Class A common share - basic and diluted	$0.26	$(0.02)
Class B common share - basic and diluted	$0.28	$(0.01)

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

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The addition of Cinch’s well-established lines of connector and cable products and extensive clientele has enabled Bel to broaden its customer base to include aerospace and military markets.  The acquisition of Cinch has also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors has given rise to $2.3 million of goodwill ($1.2 million allocated to the Company’s North America operating segment and $1.1 million allocated to the Company’s Europe operating segment).

During the three months ended March 31, 2010, the Company expensed $0.2 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Return to Index
Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date.  Cinch contributed revenues of $9.9 million and estimated net losses of $0.6 million to the Company for the period from the Acquisition Date through March 31, 2010.  The unaudited pro forma information presents the combined operating results of the Company and Cinch.  The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2010 (in thousands):

Three Months Ended
March 31, 2010

Revenue	$59,738
Net loss	(241)
Loss per Class A common share - basic and diluted	(0.03)
Loss per Class B common share - basic and diluted	(0.02)

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in a Rabbi Trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations and other marketable securities described below.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

During 2010, the Company purchased equity securities on the open market at a purchase price of $1.2 million.  During the three months ended March 31, 2011, the Company purchased additional equity securities on the open market at a purchase price of $0.1 million and invested $5.0 million in a mutual fund categorized as a fixed income available-for-sale marketable security.  As of March 31, 2011 and December 31, 2010, these marketable securities had a fair value of $7.1 million and $1.7 million, respectively, and gross unrealized gains of $0.8 million and $0.5 million, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of the fixed income securities is determined based on other observable inputs, and are therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 and 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (dollars in thousands).

Return to Index

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$6,038	$6,038	$-	$-
Marketable securities:
Publicly traded equity securities	2,074	2,074	-	-
Fixed income securities	4,995	-	4,995	-

Total	$13,107	$8,112	$4,995	$-

As of December 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$5,924	$5,924	$-	$-
Marketable securities:
Publicly traded equity securities	1,706	1,706	-	-

Total	$7,630	$7,630	$-	$-

The Level 2 fixed income securities noted in the table above represent the Company’s investment in a fund that consists of debt securities (bonds), primarily U.S. government securities, corporate bonds, asset-backed securities and mortgage-backed securities.  The value of the fund is determined based on quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data.

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2011.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2011 or 2010 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$37,059	$35,157
Work in progress	6,274	5,930
Finished goods	13,976	15,883
	$57,309	$56,970

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

Return to Index

	Three Months Ended
	March 31,
	2011	2010
Total segment revenues:
North America	$36,265	$24,246
Asia	42,037	34,771
Europe	9,104	6,696
Total segment revenues	87,406	65,713
Reconciling item:
Intersegment revenues	(16,003)	(9,644)
Net sales	$71,403	$56,069

Income (loss) from operations:
North America	$1,693	$(244)
Asia	1,888	133
Europe	633	(166)
	$4,214	$(277)

The following items are included in the income (loss) from operations presented above:

Acquisition of Cinch – The figures in the table above for the three months ended March 31, 2010 include sales volume and expenses of Cinch since the acquisition date of January 29, 2010.  During the three months ended March 31, 2010, Cinch contributed revenues of $8.0 million and a loss from operations of $0.5 million to the Company’s North America operating segment and revenues of $1.9 million and a loss from operations of $0.1 million to the Company’s Europe operating segment.  The figures in the table above include a full three months of Cinch revenue for 2011.  During the three months ended March 31, 2011, Cinch contributed revenues of $14.0 million and income from operations of $1.5 million to the Company’s North America operating segment and revenues of $3.0 million and income from operations of $0.3 million to the Company’s Europe operating segment.

Segment Revenues – Segment revenues are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income (loss) from operations represents net sales less operating costs and expenses.

7.            INCOME TAXES

As of March 31, 2011 and December 31, 2010, the Company has approximately $4.1 million and $3.8 million, respectively, of liabilities for uncertain tax positions ($1.0 million and $0.9 million, respectively, included in income taxes payable and $3.1 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2005 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company believes the audit is a result of various carryback claims to the years ended December 31, 2004, 2005 and 2006.  As the statute of limitations for the years 2004, 2005 and 2006 has expired, any tax adjustment proposed by the IRS for these years would be limited to the amount of the carryback claims of approximately $2.5 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2011.   A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2011.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2011 and 2010, the Company recognized $0.1 million and an immaterial amount, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.5 million and $0.4 million accrued for the payment of interest and penalties at March 31, 2011 and December 31, 2010, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

Return to Index
In connection with the Cinch acquisition, the Company acquired certain tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at March 31, 2011.  During the year ended December 31, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences and $0.1 million in refundable income taxes.  Cinch U.S. had a deferred tax asset in the amount of $0.1 million relating to vacation accruals, $0.1 million of net refundable income tax and a deferred tax asset related to inventory capitalization in the amount of $0.2 million at the time of the acquisition.  Of these amounts, $0.1 million of net refundable income tax remains on the condensed consolidated balance sheet as of March 31, 2011.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which was applied to current year income tax for 2010.  The Company has received a fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At March 31, 2011, the deferred tax liability of $0.4 million remains on the condensed consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of NOL carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

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

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Sales commissions	$1,418	$1,740
Subcontracting labor	1,810	2,467
Salaries, bonuses and related benefits	5,337	7,405
Litigation reserve	8,103	8,103
Other	2,541	2,830
	$19,209	$22,545

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the three months ended March 31, 2011 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts):

	Liability at	New	Cash Payments &	Liability at
	December 31, 2010	Charges	Other Settlements	March 31, 2011
Facility lease obligation	$507	$-	$(40)	$467

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at March 31, 2011, and has classified the remaining $0.3 million of the liability related to the facility lease obligation as noncurrent.

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended March 31, 2011 and 2010 amounted to approximately $0.1 million and $0.2 million, respectively.  As of March 31, 2011, the plans owned 16,297 and 217,828 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended March 31, 2011 and 2010 amounted to approximately $0.1 million in each period. As of March 31, 2011, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Service cost	$93	$85
Interest cost	101	84
Amortization of adjustments	37	33
Total SERP expense	$231	$202

	March 31,	December 31,
	2011	2010
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$7,581	$7,350

Amounts recognized in accumulated
other comprehensive income, pretax:
Prior service cost	$1,143	$1,143
Net gains	932	932
	$2,075	$2,075

10.           COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net earnings (loss)	$3,244	$(120)
Currency translation adjustment	598	(666)
Increase in unrealized gain on marketable
securities, net of taxes	226	87

Comprehensive income (loss)	$4,068	$(699)

Return to Index
The components of accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 are summarized below (dollars in thousands):

	March 31,	December 31,
	2011	2010

Foreign currency translation adjustment	$1,480	$882
Unrealized holding gains on available-for-sale
securities, net of taxes of $460 and $322 as of
March 31, 2011 and December 31, 2010	745	519
Unfunded SERP liability, net of taxes of ($635) as
of both March 31, 2011 and December 31, 2010	(1,440)	(1,440)

Accumulated other comprehensive income (loss)	$785	$(39)

11.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the details of Bel’s material pending lawsuits.  Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in its statement of operations for the year ended December 31, 2010.  The Company is in the process of appealing the verdict and judgment.  The Company has been advised that a portion of this amount will need to be placed in escrow in the near term.  The amount and form of escrow is not yet determined.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  After a four-day jury trial from March 14-17, 2011, the jury was unable to return a verdict and the Court declared a mistrial.  A new trial in this case has been set for June 20, 2011.

12.           RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 29.8%.

Return to Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the first quarter of 2011, 42% of the Company’s revenues were derived from Asia, 46% from North America and 12% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with customers’ engineering staffs and aligning new and existing product offerings with industry standards committees and various integrated circuit (IC) manufacturers.  Sales of the Company’s interconnect products represented approximately 38% of our total net sales for the first quarter of 2011.  The remaining revenues related to sales of the Company’s magnetic products (31%), modules products (28%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of labor where Bel’s factories are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent suppliers of wire-wound components in Asia.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Vinita, Oklahoma; and Worksop, England.

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s first quarter 2011 and/or future results include the following:

•
Cinch Acquisition – The acquisition of Cinch Connectors, Inc., Cinch Connectors de Mexico, S.A. de C.V. and Cinch Connectors Ltd. (collectively “Cinch”) in January 2010 has allowed the Company to broaden its customer base into the military, aerospace and transportation industries.  The Cinch products are included in the Company’s interconnect product group, which generally uses lower-cost materials and generates higher profit margins than Bel’s other product groups.  On a comparable basis to 2010, Cinch sales for February and March of 2011 have increased by 13.6% and the Company is anticipating steady sales growth related to Cinch products.  The Company believes the integration of the Cinch products has had, and will continue to have, a favorable impact on Bel’s sales and overall profit margin.

Return to Index
•
Revenues – With the rebound of market conditions in 2010, the Company experienced record sales during the third and fourth quarters of 2010, as Bel worked to bring its backlog of orders down to a more typical level.  As the backlog has stabilized, the peak in sales volume that occurred during the latter part of 2010 is not expected to recur during the comparable periods of 2011.

•
Pricing and Availability of Materials – While the Company has seen component pricing and availability stabilize for most of Bel’s product lines, the Company continues to experience some component shortages in its modules product line which limits Bel’s ability to deliver its DC-DC products.  In addition, the costs of certain commodities associated with our raw materials, such as gold and copper, have increased.  With regards to the situation in Japan, Bel continues to monitor the supply chain flow for all products potentially affected and thus far, has been able to locate alternative sources for any potentially impacted components.  Fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – The costs of labor, particularly in the PRC where a significant percentage of Bel’s products are manufactured, have been higher in recent years as a result of government mandates for new higher minimum wage and overtime requirements.  The PRC government increased minimum wage levels by 21% in the areas where Bel’s products are manufactured effective May 1, 2010.  While Bel has implemented price increases to its customers during 2010 to partially offset the existing increases in labor and material costs, there was an additional government mandate effective March 2011 which increased the minimum wage level by 18% at certain of Bel’s facilities in the PRC. The Company believes that this increase and any additional increases to the minimum wage levels will have a negative impact on Bel’s profit margins in future quarters.

•
Impact of Lunar New Year – Bel has been able to continue with steady production in the PRC coming out of the 2011 Lunar New Year holiday, without the hiring of a significant number of new workers, in contrast to our experience in 2010.  Recruiting and training expenses, and production inefficiencies resulting from the hiring of new workers, were maintained at reasonable levels in the first quarter of 2011.

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

•
Management of Overhead Costs – The Company will continue to monitor its overall profit margin percentage over the upcoming quarters and will work to manage overhead costs. Our future profit margins will be largely dependent upon our ability to effectively control overhead costs in those areas without adversely impacting productivity.

•
Impact of Pending Lawsuits – As further described in the Company’s Annual Report on Form 10-K and as updated in Item 1. Legal Proceedings of Part II of this quarterly report, the Company is involved in several ongoing lawsuits related to patent infringement claims.  In 2010, the Company recorded an $8.1 million litigation charge related to the SynQor case.  The Company is currently appealing this verdict; however, if the Company is unsuccessful in its appeal, sales of certain of the Company’s existing products may be adversely affected.  This would result in decreased sales volume and would have a corresponding impact on the Company’s gross profit.

•
Acquisition-Related Costs – Any future acquisitions, including the proposed acquisition of Pulse Electronics as further described in the Liquidity and Capital Resources section of this quarterly report, would give rise to additional legal and professional fees and other acquisition costs and could result in various purchase accounting adjustments.

Bel is expecting a competitive atmosphere in 2011.  As lead times have stabilized, we believe that customers will be focused on pricing rather than delivery.  Bel’s greatest challenges in 2011 will include addressing pricing issues from customers, while managing the rising costs of raw materials, particularly for components that have metals and petroleum-based plastics content, and labor.

Return to Index
Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended
	March 31,				% Increase in
	2011		2010		Sales
	$	% of total	$	% of total	from 2010

North America	$32,509	46%	$21,098	37%	54%
Asia	30,107	42%	28,513	51%	6%
Europe	8,787	12%	6,458	12%	36%
	$71,403	100%	$56,069	100%	27%

Income (loss) from operations by reportable operating segment for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Income (Loss) from Operations:
North America	$1,693	$(244)
Asia	1,888	133
Europe	633	(166)
	$4,214	$(277)

The shift in net sales among the Company’s reportable operating segments was primarily due to the Cinch acquisition, which brought in an additional $6.8 million in sales during Bel’s first quarter 2011 as compared to the first quarter of 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  See Note 6 to the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional segment discussion.

Overview of Financial Results

Bel experienced record first quarter sales in 2011 led by especially strong shipments of interconnect products, smart grid modules and DC-DC converter modules.  The first quarter of 2011 resulted in higher margins as compared to the first quarter of 2010 as higher sales contributed to an increase in production efficiency at Bel’s plants in China and a greater proportion of sales were attributable to the relatively high margin Cinch products.

Bel’s sales increased by 27.3% during the first quarter of 2011 as compared to the first quarter of 2010.  Of this increase, 18.3% relates to Bel sales growth due to a rebound in demand for legacy Bel products, primarily in modules products.  The remaining 9.0% increase was due to the inclusion of a full quarter of Cinch’s sales volume in 2011, as compared to two months of Cinch’s sales volume in the first quarter of 2010, combined with an increase in Cinch’s sales volume versus the prior year.  While sales increased 27.3% as compared to the first quarter of 2010, cost of sales only increased 21.2% compared to last year’s first quarter.  This is primarily due to lower labor costs in 2011 associated with the smoother transition out of the Lunar New Year holiday, than what was experienced in 2010 and a greater proportion of sales of the relatively high margin Cinch products.  As an offsetting factor, a shift in sales among Bel’s legacy product groups has resulted in an increase in overall material costs, as the Company manufactured a higher volume of product with higher material content.  Selling, general and administrative expenses increased by $0.9 million during the first quarter 2011 as compared to the first quarter of 2010.  This increase primarily related to the inclusion of a full quarter of Cinch personnel and office expenses in 2011 as compared to two months of expense in 2010.  Additional details related to these factors affecting the first quarter results are described in the Results of Operations section below.

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

Return to Index
Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2011	2010

Net sales	100.0%	100.0%
Cost of sales	80.0	84.1
Selling, general and administrative ("SG&A") expenses	14.1	16.4
Interest income and other, net	0.1	0.2
Earnings (loss) before provision (benefit) for income taxes	6.0	(0.3)
Provision (benefit) for income taxes	1.5	(0.1)
Net earnings (loss)	4.5	(0.2)

The following table sets forth the year over year percentage increase of certain items included in the Company's condensed consolidated statements of operations.

Increase from
Prior Period
Three Months Ended
March 31, 2011
Compared with
Three Months Ended
March 31, 2010

Net sales	27.3%
Cost of sales	21.2
SG&A expenses	9.4
Net earnings	2,803.3

Return to Index

THREE MONTHS ENDED MARCH 31, 2011 VERSUS MARCH 31, 2010

Sales

Net sales increased 27.3% from $56.1 million during the three months ended March 31, 2010 to $71.4 million during the three months ended March 31, 2011.  The Company’s net sales by major product line for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	$	% of total	$	% of total
Interconnect products	$26,970	38%	$19,826	35%
Magnetic products	21,983	31%	21,656	39%
Module products	19,931	28%	11,850	21%
Circuit protection products	2,519	3%	2,737	5%
	$71,403	100%	$56,069	100%

The portfolio of products acquired through the Cinch acquisition has enabled Bel to broaden its interconnect product offerings to address new markets such as military, aerospace and transportation.  The combination of higher Cinch sales volume during the first quarter of 2011 over the first quarter of 2010 and the inclusion of three months of Cinch sales volume in 2011 versus only two months in 2010 accounted for $6.8 million of the increase in interconnect product sales volume during the first quarter of 2011.  In addition, the Company has seen growth in its modules product line in the first quarter of 2011, primarily in its smart grid and DC-DC converter modules.  See “Trends Affecting our Business” above for additional information.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three months ended March 31, 2011 and 2010 were comprised of the following:

	Three Months Ended
	March 31,
	2011	2010
Material	48.8%	47.1%
Labor	9.3%	13.3%
Research and development	4.2%	4.6%
Other expenses	17.7%	19.1%
Total cost of sales	80.0%	84.1%

The most significant factor contributing to the decrease in cost of sales as a percentage of sales relates to the reduction in labor costs in the first quarter of 2011.  During the first quarter of 2010, Bel was faced with meeting the demand of an extremely high backlog of orders coming out of the Lunar New Year holiday, which resulted in excessive recruiting and training expenses, and the related production inefficiencies and overtime incurred to meet this demand.  This pattern did not recur in 2011.  As an offsetting factor, material costs have increased in 2011 due to a higher proportion of sales of Bel’s modules products, which have a greater percentage of material content than Bel’s other product lines.  Research and development costs increased from $2.6 million in the first quarter of 2010 to $3.0 million in the first quarter of 2011, largely due to the inclusion of a full three months of Cinch research and development expenses in 2011.  The decrease in other expenses as a percentage of sales is a function of the large increase in sales versus the prior year.

Selling, General and Administrative Expenses (“SG&A”)

While the percentage relationship of SG&A expenses to net sales decreased during the first quarter of 2011, the dollar amount of SG&A expenses was $0.9 million higher during 2011 as compared to the first quarter of 2010.  As Cinch was acquired in late January 2010, only two months of Cinch SG&A expenses have been included in Bel’s results during the first quarter of 2010 as compared to three months in 2011.  The incremental amount related to Cinch accounts for approximately $0.7 million of the increase noted above.

Return to Index
Notable variances in the overall expense include a $0.4 million increase in salaries and fringes, primarily due to the inclusion of a full quarter of Cinch SG&A expenses in 2011 versus only two months of expenses during the first quarter of 2010.  There were also salary increases that went into effect on January 1, 2011 that contributed to the higher salary and fringe expense in 2011.  In addition, the Company recorded a $0.3 million bonus accrual in the first quarter of 2011, which did not occur in the first quarter of 2010.   Office expenses were $0.2 million higher during the first quarter of 2011 as Bel absorbed all three months of Cinch office expenses in 2011 versus only two months of such expenses in 2010.  Legal and professional fees have increased by $0.2 million largely due to the patent litigation activity related to the Halo case that went to trial in March 2011.  As an offsetting factor, Bel has realized a favorable impact of $0.2 million from foreign currency exchange in the first quarter of 2011, primarily related to fluctuations in the Euro and the British Pound.  Additionally, acquisition costs were $0.2 million lower in the first quarter of 2011 versus the same period of 2010.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $1.0 million compared to a benefit of less than $0.1 million for the three months ended March 31, 2010.  The Company’s earnings before income taxes for the three months ended March 31, 2011 are approximately $4.4 million higher than the same period in 2010.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision for income taxes, was 24.2% and 22.6% for the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The increase in the effective tax rate during the three months ended March 31, 2011 is primarily attributable to increased earnings in all geographic segments along with an increase in the liability for uncertain tax positions.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company’s available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company’s operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  During the first quarter of 2011, an amendment to the existing credit agreement was finalized whereby the amount available to borrow was increased from $20 million to $30 million.  This amendment was effective retroactively to December 2010.  There have not been any borrowings under the credit agreement during 2011 or 2010 and, as such, there was no balance outstanding as of March 31, 2011 or December 31, 2010.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of March 31, 2011.

As further described below in Item 1. Legal Proceedings, the Company has been advised that a portion of the $8.1 million litigation charge related to the SynQor patent infringement lawsuit will need to be placed into escrow in the near term.   The amount and form of escrow is not yet determined.

On January 29, 2010, the Company completed the acquisition of Cinch from Safran S.A. for approximately $39.7 million in cash plus approximately $0.8 million for the assumption of certain expenses.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

On February 28, 2011, the Company announced via press release that it had delivered a letter to Pulse Electronics Corporation (“Pulse Electronics”) proposing to acquire all of the outstanding shares of Pulse Electronics common stock for per share consideration of $6.00, or approximately $249 million in the aggregate.  Pulse Electronics’ Annual Report on Form 10-K for the year ended December 31, 2010 states that as of March 2, 2011, Pulse Electronics had 41,489,733 shares of common stock outstanding.  The Company’s proposal would give Pulse Electronics shareholders the ability to choose whether to receive the consideration in cash or the Company’s Class B common stock.  Based on the strength of Bel's balance sheet, the opportunities presented and the advice of its investment bankers, the Company believes that the necessary financing arrangements can be obtained to complete this offer on an affordable basis.  To date, the Company has not commenced a tender offer to purchase Pulse Electronics common stock and no definitive agreement relating to such proposal has been executed.

The Company also announced that it has nominated two highly-qualified independent director nominees, neither of whom has a prior affiliation with Bel, for election to Pulse Electronics’ Board of Directors at Pulse Electronics’ upcoming annual meeting of shareholders, which is expected to be held in May.  If elected, these director nominees will constitute a minority of Pulse Electronics’ Board of Directors.

Return to Index
Cash Flows

During the three months ended March 31, 2011, the Company’s cash and cash equivalents increased by $3.8 million. This resulted primarily from $10.0 million provided by operating activities, offset by $5.1 million used to purchase marketable securities, $0.6 million paid for the purchase of property, plant and equipment and $0.8 million for payments of dividends.  During the three months ended March 31, 2011, the Company had cash provided by operating activities of $10.0 million as compared to cash used in operating activities of $2.6 million for the three months ended March 31, 2010.  During the first quarter of 2011, accounts receivable decreased by $9.1 million due to a $12.3 million reduction in sales during the first quarter of 2011 as compared to fourth quarter 2010 sales.  In addition, the Company experienced a $4.5 increase in inventory levels during the first quarter of 2010 related to heightened demand for products, which did not recur in 2011.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 50.7% and 50.1% of the Company’s total assets at March 31, 2011 and December 31, 2010, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 5.1 to 1 and 4.4 to 1 at March 31, 2011 and December 31, 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the first quarter of 2011.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     Other Information

Item 1.                   Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the details of Bel’s material pending lawsuits.  Updates to pending lawsuits since the Company’s Form 10-K filing are described below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in its statement of operations for the year ended December 31, 2010.  The Company is in the process of appealing the verdict and judgment.  The Company has been advised that a portion of this amount will need to be placed in escrow in the near term.  The amount and form of escrow is not yet determined.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  After a four-day jury trial from March 14-17, 2011, the jury was unable to return a verdict and the Court declared a mistrial.  A new trial in this case has been set for June 20, 2011.

Return to Index
Item 6. Exhibits

(a) Exhibits:

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.
** Submitted herewith.

Return to Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
May 6, 2011
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary

Return to Index

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