Form 10-Q
period 2011-06-30
BEL FUSE INC /NJ
filed 2011-08-08
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Yes [X]	No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2011
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,645,643

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of June 30, 2011
		and December 31, 2010 (unaudited)	2

		Condensed Consolidated Statements of Operations for the Three and Six
		Months Ended June 30, 2011 and 2010 (unaudited)	3

		Condensed Consolidated Statement of Stockholders' Equity for
		the Six Months Ended June 30, 2011 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 2011 and 2010 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 15

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	16 - 22

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	22

	Item 4.	Controls and Procedures	23

Part II		Other Information

	Item 1.	Legal Proceedings	23

	Item 6.	Exhibits	24

	Signatures		25

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$93,513	$83,829
Marketable securities	6,152	1,706
Accounts receivable - less allowance for doubtful accounts of $784
and $653 at June 30, 2011 and December 31, 2010, respectively	49,441	53,312
Inventories	56,269	56,970
Prepaid expenses and other current assets	4,886	2,354
Refundable income taxes	1,598	4,370
Deferred income taxes	1,351	1,023
Total Current Assets	213,210	203,564

Property, plant and equipment - net	42,365	44,793
Restricted cash	-	155
Deferred income taxes	3,410	3,201
Intangible assets - net	11,158	11,291
Goodwill	4,427	4,264
Other assets	9,853	9,904
TOTAL ASSETS	$284,423	$277,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,036	$21,180
Accrued expenses	25,484	22,545
Accrued restructuring costs	160	160
Income taxes payable	1,680	1,584
Dividends payable	836	799
Total Current Liabilities	50,196	46,268

Long-term Liabilities:
Accrued restructuring costs	265	347
Liability for uncertain tax positions	3,179	2,874
Minimum pension obligation and unfunded pension liability	7,812	7,350
Total Long-term Liabilities	11,256	10,571
Total Liabilities	61,452	56,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,645,643 and 9,527,343 shares outstanding, respectively
(net of 3,218,307 treasury shares)	965	953
Additional paid-in capital	24,530	23,725
Retained earnings	196,553	195,477
Accumulated other comprehensive income (loss)	706	(39)
Total Stockholders' Equity	222,971	220,333
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,423	$277,172

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales	$79,173	$77,732	$150,576	$133,801

Costs and expenses:
Cost of sales	65,368	61,570	122,500	108,727
Selling, general and administrative	10,421	10,291	20,478	19,480
Litigation charges	3,224	-	3,224	-
	79,013	71,861	146,202	128,207

Income from operations	160	5,871	4,374	5,594

Gain on sale of investment	119	-	119	-
Interest income and other, net	93	116	161	238

Earnings before provision for income taxes	372	5,987	4,654	5,832
Provision for income taxes	946	1,197	1,984	1,162

Net (loss) earnings	$(574)	$4,790	$2,670	$4,670

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.39	$0.21	$0.37
Class B common share - basic and diluted	$(0.05)	$0.42	$0.23	$0.41

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,582,610	9,495,824	9,554,354	9,480,134

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Income	Earnings	Income (Loss)	Stock	Stock	(APIC)

Balance, January 1, 2011	$220,333		$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	(261)		(261)
Cash dividends declared on Class B common stock	(1,333)		(1,333)
Issuance of restricted common stock	-					13	(13)
Termination of restricted common stock	-					(1)	1
Currency translation adjustment	938	$938		938
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($71)	(119)	(119)		(119)
Reclassification adjustment for gains included
in net earnings, net of taxes of ($45)	(74)	(74)		(74)
Stock-based compensation expense	817						817
Net earnings	2,670	2,670	2,670
Comprehensive income		$3,415

Balance, June 30, 2011	$222,971		$196,553	$706	$217	$965	$24,530

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$2,670	$4,670
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,277	4,195
Stock-based compensation	817	1,154
Realized gain on sale of investment	(119)	-
Other, net	291	560
Deferred income taxes	(509)	268
Changes in operating assets and liabilities (see below)	9,447	(14,585)
Net Cash Provided by (Used in) Operating Activities	16,874	(3,738)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,383)	(1,092)
Purchase of marketable securities	(5,111)	-
Cash transferred from restricted cash	162	-
Purchase of company-owned life insurance	-	(1,571)
Payment for acquisition, net of cash acquired	-	(40,424)
Proceeds from sale of marketable securities	433	-
Proceeds from sale of property, plant and equipment	18	6
Net Cash Used in Investing Activities	(5,881)	(43,081)

Cash flows from financing activities:
Dividends paid to common shareholders	(1,556)	(1,548)
Net Cash Used In Financing Activities	(1,556)	(1,548)

Effect of exchange rate changes on cash	247	(209)

Net Increase (Decrease) in Cash and Cash Equivalents	9,684	(48,576)
Cash and Cash Equivalents - beginning of period	83,829	124,231
Cash and Cash Equivalents - end of period	$93,513	$75,655

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	$4,292	$(9,107)
Decrease (increase) in inventories	980	(11,138)
Increase in prepaid expenses and other current assets	(2,474)	(814)
(Increase) decrease in other assets	(4)	36
Increase in accounts payable	762	3,403
Increase in accrued expenses	2,805	2,469
Cash payments of accrued restructuring costs	(81)	(78)
Increase in income taxes payable	3,167	644
	$9,447	$(14,585)

Supplementary information:
Cash (received) paid during the period for:
Income taxes, net of refunds received	$(745)	$346
Interest	-	14

Details of acquisition:
Fair value of identifiable net assets acquired	$-	$38,132
Goodwill	-	2,349
Fair value of net assets acquired	$-	$40,481

Fair value of consideration transferred	$-	$40,481
Less: Cash acquired in acquisition	-	(57)
Cash paid for acquisition, net of cash acquired	$-	$40,424
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2011, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2011 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2010.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively “Cinch”) from Safran S.A.  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company’s condensed consolidated results of operations for the six months ended June 30, 2010 include Cinch’s operating results from January 29, 2010 through June 30, 2010.  In accordance with the accounting guidance for business combinations, the results of operations and cash flows for the three and six months ended June 30, 2010 have been adjusted retrospectively to reflect measurement period adjustments as if they had been recorded on the date of acquisition.  The measurement period adjustments did not have a significant impact on our condensed consolidated statement of operations or cash flows for the three or six months ended June 30, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011.  A recent accounting pronouncement that will impact future periods is as follows:

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive statements beginning in the first quarter of 2012.

2.	(LOSS) EARNINGS PER SHARE

The Company utilizes the two-class method to report its (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings has been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three or six months ended June 30, 2011 or 2010 which would have had a dilutive effect on (loss) earnings per share.

The (loss) earnings and weighted-average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net (loss) earnings	$(574)	$4,790	$2,670	$4,670
Less Dividends:
Class A	131	131	261	261
Class B	666	667	1,333	1,331
Undistributed (loss) earnings	$(1,371)	$3,992	$1,076	$3,078

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	(244)	715	192	552
Class B undistributed (loss) earnings	(1,127)	3,277	884	2,526
Total undistributed (loss) earnings	$(1,371)	$3,992	$1,076	$3,078

Net (loss) earnings allocation - basic and diluted:
Class A allocated (loss) earnings	(113)	846	453	813
Class B allocated (loss) earnings	(461)	3,944	2,217	3,857
Net (loss) earnings	$(574)	$4,790	$2,670	$4,670

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,582,610	9,495,824	9,554,354	9,480,134

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.39	$0.21	$0.37
Class B common share - basic and diluted	$(0.05)	$0.42	$0.23	$0.41

3.           ACQUISITION

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.  The Company has made an election under IRC Section 338(h)10 to step-up the tax basis of the Cinch assets (held by the Cinch U.S., Cinch Mexico and Cinch U.K. entities) acquired to fair value.  The elections made under Section 338(h)10 only affect U.S. income taxes (not those of the foreign countries where non-U.S. Cinch entities are incorporated).

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

During the three and six months ended June 30, 2010, the Company expensed $0 and $0.2 million, respectively, of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date.  Cinch contributed revenues of $24.7 million and estimated net earnings of $0.1 million to the Company for the period from the Acquisition Date through June 30, 2010.  The unaudited pro forma information presents the combined operating results of the Company and Cinch.  The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2010 (in thousands):

Six Months Ended
June 30, 2010

Revenue	$137,470
Net earnings	4,549
Earnings per Class A common share - basic and diluted	0.36
Earnings per Class B common share - basic and diluted	0.40

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in a Rabbi Trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations and other marketable securities described below.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010.

During 2010, the Company purchased equity securities at a purchase price of $1.2 million.  During the six months ended June 30, 2011, the Company purchased additional marketable equity securities at a purchase price of $0.1 million and invested $5.0 million in a mutual fund categorized as a fixed income available-for-sale marketable security.  As of June 30, 2011 and December 31, 2010, these marketable securities had a fair value of $6.2 million and $1.7 million, respectively, and gross unrealized gains of $0.1 million and $0.5 million, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of the fixed income securities is determined based on other observable inputs, and are therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,973	$5,973	$-	$-
Marketable securities:
Publicly-traded equity securities	1,148	1,148	-	-
Fixed income securities	5,004	-	5,004	-

Total	$12,125	$7,121	$5,004	$-

As of December 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$5,924	$5,924	$-	$-
Marketable securities:
Publicly-traded equity securities	1,706	1,706	-	-

Total	$7,630	$7,630	$-	$-

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

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2011 or December 31, 2010.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2011 or 2010 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$35,060	$35,157
Work in progress	7,082	5,930
Finished goods	14,127	15,883
	$56,269	$56,970

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total segment revenues:
North America	$39,088	$31,531	$75,353	$55,777
Asia	48,100	49,950	90,137	84,721
Europe	9,061	10,273	18,165	16,969
Total segment revenues	96,249	91,754	183,655	157,467
Reconciling item:
Intersegment revenues	(17,076)	(14,022)	(33,079)	(23,666)
Net sales	$79,173	$77,732	$150,576	$133,801

Income (loss) from operations:
North America	$2,584	$1,342	$4,276	$1,098
Asia	(3,017)	4,110	(1,129)	4,243
Europe	593	419	1,227	253
	$160	$5,871	$4,374	$5,594

The following items are included in the income (loss) from operations presented above:

Litigation Charges – During the second quarter of 2011, the Company recorded $3.2 million of litigation charges related to ongoing lawsuits, as further described in Note 11.  These charges primarily impacted the Company’s Asia operating segment.

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

7.            INCOME TAXES

As of June 30, 2011 and December 31, 2010, the Company has approximately $4.2 million and $3.8 million, respectively, of liabilities for uncertain tax positions ($1.0 million and $0.9 million, respectively, included in income taxes payable and $3.2 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2011.   A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability is scheduled to expire on September 15, 2011.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2011 and 2010, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.6 million and $0.4 million accrued for the payment of interest and penalties at June 30, 2011 and December 31, 2010, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

In connection with the Cinch acquisition, the Company acquired certain tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at June 30, 2011.  During the year ended December 31, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences and $0.1 million in refundable income taxes.  Cinch U.S. had a deferred tax asset in the amount of $0.1 million relating to vacation accruals, $0.1 million of net refundable income tax and a deferred tax asset related to inventory capitalization in the amount of $0.2 million at the time of the acquisition.  Of these amounts, $0.1 million of net refundable income tax remains on the condensed consolidated balance sheet as of June 30, 2011.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which was applied to current year income tax for 2010.  The Company has received a fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At June 30, 2011, a deferred tax liability of $0.3 million remains on the condensed consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of NOL carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

The Company has made an election under IRC Section 338(h)10 to step-up the tax basis of the Cinch assets (held by the Cinch U.S., Cinch Mexico and Cinch U.K. entities) acquired to fair value.  The elections made under Section 338(h)10 only affect U.S. income taxes (not those of the foreign countries where non-U.S. Cinch entities are incorporated).

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

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Sales commissions	$1,470	$1,740
Subcontracting labor	2,178	2,467
Salaries, bonuses and related benefits	5,742	7,405
Litigation reserve	13,246	8,103
Other	2,848	2,830
	$25,484	$22,545

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the six months ended June 30, 2011 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts):

	Liability at	New	Cash Payments &	Liability at
	December 31, 2010	Charges	Other Settlements	June 30, 2011
Facility lease obligation	$507	$-	$(82)	$425

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at June 30, 2011, and has classified the remaining $0.2 million of the liability related to the facility lease obligation as noncurrent.

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended June 30, 2011 and 2010 amounted to approximately $0.1 million in each period.  The expense for the six months ended June 30, 2011 and 2010 amounted to approximately $0.3 million in each period.  As of June 30, 2011, the plans owned 15,926 and 227,760 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended June 30, 2011 and 2010 amounted to approximately $0.1 million in each period and the expense for the six months ended June 30, 2011 and 2010 amounted to approximately $0.1 million in each period. As of June 30, 2011, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$93	$85	$186	$170
Interest cost	101	84	202	168
Amortization of adjustments	37	33	74	66
Total SERP expense	$231	$202	$462	$404

	June 30,	December 31,
	2011	2010
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$7,812	$7,350

Amounts recognized in accumulated
other comprehensive income, pretax:
Prior service cost	$1,143	$1,143
Net gains	932	932
	$2,075	$2,075

10.           COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three and six months ended June 30, 2011 and 2010 consists of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) earnings	$(574)	$4,790	$2,670	$4,670
Currency translation adjustment	340	(790)	938	(1,455)
Reclassification adjustment for gains
included in net (loss) earnings, net of taxes	(74)		(74)
(Decrease) increase in unrealized gain on
marketable securities, net of taxes	(345)	(46)	(119)	40

Comprehensive (loss) income	$(653)	$3,954	$3,415	$3,255

The components of accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 are summarized below (dollars in thousands):

	June 30,	December 31,
	2011	2010

Foreign currency translation adjustment	$1,820	$882
Unrealized holding gains on available-for-sale
securities, net of taxes of $205 and $322 as of
June 30, 2011 and December 31, 2010	326	519
Unfunded SERP liability, net of taxes of ($635) as
of both June 30, 2011 and December 31, 2010	(1,440)	(1,440)

Accumulated other comprehensive income (loss)	$706	$(39)

11.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the details of Bel’s material pending lawsuits.  Updates to pending litigation since the Company’s Form 10-K filing are described below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers.  The additional expense to Bel of $0.6 million was recorded as a litigation charge in the statements of operations during the three and six months ended June 30, 2011.  The Company is in the process of appealing the verdict and judgment.  The Company has been advised that the full amount of the damage awards will need to be placed in escrow upon filing of the notice of appeal.  The form of escrow is not yet determined.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This is included as a litigation charge in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2011.  Bel has also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby Halo has agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income has been included in net sales in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

12.           RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 30.5%.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the six months ended June 30, 2011, 43% of the Company’s revenues were derived from Asia, 45% from North America and 12% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with customers’ engineering staffs and aligning new and existing product offerings with industry standards committees and various integrated circuit (IC) manufacturers.  Sales of the Company’s interconnect products represented approximately 37% of our total net sales for the six months ended June 30, 2011.  The remaining revenues related to sales of the Company’s modules products (31%), magnetic products (28%) and circuit protection products (4%).

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s six months ended June 30, 2011 and/or future results include the following:

•
Cinch Acquisition – The acquisition of Cinch Connectors, Inc., Cinch Connectors de Mexico, S.A. de C.V. and Cinch Connectors Ltd. (collectively, “Cinch”) in January 2010 has allowed the Company to broaden its customer base into the military, aerospace and transportation industries.  The Cinch products are included in the Company’s interconnect product group, which generally uses lower-cost materials and generates higher profit margins than Bel’s other product groups.  On a comparable basis to 2010, Cinch sales for January through June of 2011 have increased by 9.5% and the Company is anticipating steady sales growth related to Cinch products.  The Company believes the integration of the Cinch products has had, and will continue to have, a favorable impact on Bel’s sales and overall profit margin.

•
Revenues – With the rebound of market conditions in 2010, the Company experienced record sales during the third and fourth quarters of 2010, as Bel worked to bring its backlog of orders down to a more typical level.  As the backlog has stabilized, the peak in sales volume that occurred during the latter part of 2010 is not expected to recur during the comparable periods of 2011.

•
Product Mix – Overall sales growth from the second quarter of 2010 to 2011 was not significant ($1.4 million). The Company’s sales within its modules product line increased by $11.9 million and interconnect sales increased by $1.9 million, offsetting a decrease in sales of magnetic products of $12.0 million during the second quarter of 2011 as compared to 2010.  Modules products have a higher material and lower added-value content than the Company’s other product lines, which results in lower profit margins on this product line.  The shift in product mix has been and is expected to continue to be the primary contributing factor in a lower overall profit margin percentage in 2011.

•
Pricing and Availability of Materials – While the Company has seen component pricing and availability stabilize for most of Bel’s product lines, the Company continues to experience some component shortages in its modules product line which limits Bel’s ability to deliver its DC-DC products.  In addition, the costs of certain commodities associated with our raw materials, such as gold and copper, have increased.  The Company continues to monitor the supply chain flow for all products potentially affected by the tsunami in Japan and, thus far, Bel has been able to locate alternative sources for any potentially impacted components.  Fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

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

•
Impact of Lunar New Year – Bel has been able to continue with steady production in the PRC coming out of the 2011 Lunar New Year holiday, without the hiring of a significant number of new workers, in contrast to our experience in 2010.  Recruiting and training expenses, and production inefficiencies resulting from the hiring of new workers, were maintained at reasonable levels during the six months ended June 30, 2011.

•
Management of Overhead Costs – The Company will continue to monitor its overall profit margin percentage over the upcoming quarters and will work to manage overhead costs. Our future profit margins will be dependent in part upon our ability to effectively control overhead costs without adversely impacting productivity.

•
Impact of Pending Lawsuits – As further described in the Company’s Annual Report on Form 10-K and as updated in Item 1. Legal Proceedings of Part II of this quarterly report, the Company is involved in several ongoing lawsuits related to patent infringement claims.  During the second quarter of 2011, the Company recorded a $2.6 million litigation charge related to the Halo lawsuit and a $0.6 million litigation charge related to the SynQor lawsuit (an $8.1 million charge was previously recorded in the fourth quarter of 2010 related to the SynQor lawsuit).  The Company is currently appealing the verdict in the SynQor case; however, if the Company is unsuccessful in its appeal, sales of certain of the Company’s existing products may be adversely affected.  This would result in decreased sales volume and would have a corresponding impact on the Company’s gross profit.

•	Acquisition-Related Costs – Bel’s continuing strategy to actively consider potential acquisitions could give rise to significant legal and professional costs in future periods.

Bel is expecting a competitive atmosphere for the remainder of 2011.  As lead times have stabilized, we believe that customers will again be focused on pricing rather than delivery.  Bel continues to address pricing issues from customers, while managing the rising costs of raw materials and assembly labor.  In addition, the Company is working to manage its fixed and indirect costs in light of the recent shift in product mix.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
North America	$35,422	45%	$27,393	35%	$67,931	45%	$48,491	36%
Asia	35,070	44%	40,348	52%	65,176	43%	68,861	52%
Europe	8,681	11%	9,991	13%	17,469	12%	16,449	12%
	$79,173	100%	$77,732	100%	$150,576	100%	$133,801	100%

Income (loss) from operations by reportable operating segment for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (Loss) from Operations:
North America	$2,584	$1,342	$4,276	$1,098
Asia	(3,017)	4,110	(1,129)	4,243
Europe	593	419	1,227	253
	$160	$5,871	$4,374	$5,594

The shift in net sales among the Company’s reportable operating segments during the first half of 2011 was primarily due an $11.7 million increase in sales of a product line within the modules product group which is manufactured in China but sold to third parties in North America.  In addition, the Cinch acquisition brought in an additional $8.8 million in sales during Bel’s first half of 2011 as compared to the first half of 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  The Company recorded $3.2 million in litigation charges during the second quarter of 2011, which primarily impacted the Company’s Asia operating segment.  See Note 6 to the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional segment discussion.

Overview of Financial Results

Strong shipments of modules and interconnect products drove record revenue for the second quarter and first half of 2011.  Bel’s growing modules product business, which typically has higher material content thus resulting in lower average profit margins, reduced the second quarter gross margin percentage.  In addition, there has been ongoing cost pressure due to mandated wage increases in China, as well as price increases on certain components.  There were also developments in two of the Company’s lawsuits during the second quarter of 2011, resulting in litigation charges of $3.2 million during the quarter.

Bel’s sales increased by 1.9% during the second quarter of 2011 as compared to the second quarter of 2010, while cost of sales increased 6.2% compared to last year’s second quarter.  This is primarily due and a shift in product mix, as the Company manufactured a higher volume of product with higher material content.  As an offsetting factor, labor costs were lower in 2011 associated with the smoother transition out of the Lunar New Year holiday than what was experienced in 2010. Selling, general and administrative expenses increased by $0.1 million during the second quarter 2011 as compared to the second quarter of 2010.  Additional details related to these factors affecting the second quarter results are described in the Results of Operations section below.

During the six months ended June 30, 2011, the Company experienced a 12.5% increase in sales as compared to the first half of 2010.  Of this increase, 6.6% relates to the inclusion of a full six months of Cinch’s sales volume in 2011, as compared to five months of Cinch’s sales volume in the first half of 2010, combined with an increase in Cinch’s sales volume versus the prior year.  The remaining 5.9% increase related to Bel sales growth due to a rebound in demand for legacy Bel products, primarily in modules products.  Cost of sales increased by 12.7% during the first half of 2011 compared to 2010 due to the same factors described above.  Selling, general and administrative expenses increased by $1.0 million during the first half of 2011 as compared to the first half of 2010, primarily due to the inclusion of a full six months of Cinch’s expenses in 2011, as compared to five months of Cinch’s expenses in the first half of 2010, as well as increased legal costs associated with the Halo and SynQor lawsuits.  Additional details related to these factors affecting the six-month results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011. A recent accounting pronouncement that will impact future periods is as follows:

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 in the first quarter of 2012.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.6	79.2	81.4	81.3
Selling, general and administrative ("SG&A") expenses	13.2	13.2	13.6	14.6
Litigation charges	4.1	-	2.1	-
Gain on sale of investment	0.2	-	0.1	-
Interest income and other, net	0.1	0.1	0.1	0.2
Earnings before provision for income taxes	0.5	7.7	3.1	4.4
Provision for income taxes	1.2	1.5	1.3	0.9
Net (loss) earnings	(0.7)	6.2	1.8	3.5

The following table sets forth the year over year percentage increase (decrease) of certain items included in the Company's condensed consolidated statements of operations.

	Increase (Decrease) from	Increase (Decrease) from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Net sales	1.9%	12.5%
Cost of sales	6.2	12.7
SG&A expenses	1.3	5.1
Net (loss) earnings	(112.0)	(42.8)

Sales

Net sales increased 1.9% from $77.7 million during the three months ended June 30, 2010 to $79.2 million during the three months ended June 30, 2011.  Net sales increased 12.5% from $133.8 million during the six months ended June 30, 2010 to $150.6 million during the six months ended June 30, 2011.  The Company’s net sales by major product line for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Interconnect products	$28,830	36%	$26,963	35%	$55,800	37%	$46,789	35%
Module products	26,475	34%	14,616	19%	46,406	31%	26,465	20%
Magnetic products	20,691	26%	32,697	42%	42,674	28%	54,354	41%
Circuit protection products	3,177	4%	3,456	4%	5,696	4%	6,193	4%
	$79,173	100%	$77,732	100%	$150,576	100%	$133,801	100%

The Company has seen a significant shift in product mix during the first half of 2011, primarily due to growth in Bel’s modules product line in the first half of 2011, specifically in its smart grid and DC-DC converter modules.  The acquisition of Cinch in early 2010 has also contributed to the shift in product mix, as shipments of Cinch’s interconnect products continued to be strong in the first six months of 2011.   The Company has experienced a significant decrease in sales of its magnetic products due to a reduction in customer demand for these products in 2011.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and six months ended June 30, 2011 and 2010 were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Material costs	51.4%	43.7%	50.2%	45.1%
Labor costs	10.5%	14.5%	9.9%	14.0%
Research and development expenses	3.7%	3.4%	3.9%	3.9%
Other expenses	17.0%	17.6%	17.4%	18.3%
Total cost of sales	82.6%	79.32%	81.4%	81.3%

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to an increase in material costs.  There was a significant increase in module sales in 2011 as noted in the table above.  This product line has a greater percentage of material content and lower gross margins than Bel’s other product lines.  In addition, there were some increases in material costs due to higher prices for commodities such as gold and copper that are included in many of the components and materials that Bel purchases. The increase in material costs was partially offset by a reduction in labor costs in 2011.  During the first half of 2010, Bel was faced with meeting the demand of an extremely high backlog of orders coming out of the Lunar New Year holiday, which resulted in excessive recruiting and training expenses, and the related production inefficiencies and overtime incurred to meet this demand.  This pattern did not recur in 2011.  Thus, increases in mandated minimum wage and overtime rates were more than offset by the efficiency improvements described above. The decrease in other expenses as a percentage of sales is a function of the increase in sales versus the prior year.

Included in cost of sales are research and development (“R&D”) expenses of $2.9 million and $2.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $5.9 million and $5.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.   Approximately half of the increase for the six-month period was due to the inclusion of a full six months of Cinch research and development expenses in 2011 versus only five months in 2010, while the development of the aforementioned new product line within the modules group and investment in other new product development contributed to the remainder of the increase.

Selling, General and Administrative Expenses (“SG&A”)

While the percentage relationship of SG&A expenses to net sales was flat during the second quarter of 2011, the dollar amount of SG&A expenses was $0.1 million higher during the three months ended June 30, 2011 as compared to the same period of 2010.  Notable variances in the overall expense include an increase in legal fees of $0.4 million related to the Halo and SynQor lawsuits, $0.2 million of costs associated with the Pulse proxy initiative, and a small increase in salaries and fringes partially due to salary increases that went into effect on January 1, 2011.  These increased costs were offset in part by a $0.6 million reduction in incentive compensation expense and a $0.1 million reduction in sales commissions. Sales commission did not increase in line with the increase in sales revenue because certain products with lower commission rates accounted for the increase in revenue.

With regard to the first half of 2011, the dollar amount of SG&A expenses was $1.0 million higher during the six months ended June 30, 2011 as compared to the same period of 2010. Approximately 60% of the increase for the six-month period was due to the inclusion of a full six months of Cinch expenses in 2011 versus only five months in 2010.   Notable variances in the remainder of the overall expense include an increase in legal fees of $0.6 million related to the Halo and SynQor lawsuits and a small increase in salaries and fringes partially due to salary increases that went into effect on January 1, 2011, offset in part by a $0.3 million reduction in incentive compensation expense.

Litigation Charges

During the three and six months ended June 30, 2011, the Company recorded a $2.6 million litigation charge related to its lawsuit with Halo and an additional litigation charge of $0.6 million related to the SynQor lawsuit, as further described below in Item 1. Legal Proceedings.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2011 was $0.9 million compared to $1.2 million for the three months ended June 30, 2010.  The Company’s earnings before income taxes for the three months ended June 30, 2011 are approximately $5.6 million lower than the same period in 2010.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 254.3% and 20.0% for the three months ended June 30, 2011 and June 30, 2010, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The increase in the effective tax rate during the three months ended June 30, 2011 is primarily due to a substantial increase compared to the quarter ended June 30, 2010 in the proportion of global pretax earnings attributable to the North America segment, which has the highest tax rates, and the litigation losses in the second quarter of 2011, described above, which principally impacted the Asia segment and resulted in minimal  tax benefit.

The provision for income taxes for the six months ended June 30, 2011 and 2010 was $2.0 million and $1.2 million, respectively.  The Company's earnings before income taxes for the six months ended June 30, 2011 are approximately $1.2 million lower than the same period in 2010.  The Company’s effective tax rate was 42.6% and 19.9% for the six months ended June 30, 2011 and June 30, 2010, respectively.   The increase in the effective tax rate during the six months ended June 30, 2011 is primarily attributable to the same factors as described above in the three-month analysis.

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

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  During early 2011, an amendment to the existing credit agreement was finalized whereby the amount available to borrow was increased from $20 million to $30 million.  This amendment was effective retroactively to December 2010.  There have not been any borrowings under the credit agreement during 2011 or 2010 and, as such, there was no balance outstanding as of June 30, 2011 or December 31, 2010.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of June 30, 2011.

As further described below in Item 1. Legal Proceedings, the Company has been advised that the full accrual related to the SynQor case (approximately $11.0 million) will need to be placed in escrow upon filing of the notice of appeal.  The form of escrow is not yet determined.

On January 29, 2010, the Company completed the acquisition of Cinch from Safran S.A. for approximately $39.7 million in cash plus approximately $0.8 million for the assumption of certain expenses.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

On February 28, 2011, the Company announced that it had delivered a letter to Pulse Electronics Corporation (“Pulse Electronics”) proposing to acquire all of the outstanding shares of Pulse Electronics common stock for per share consideration of $6.00, or approximately $249 million in the aggregate.  The Company recorded $0.2 million and $0.3 million, respectively, of expense related to the offer during the three and six months ended June 30, 2011.  Bel began divesting its ownership of Pulse shares during the second quarter of 2011 and has recorded a related gain of $0.1 million related to the sale of Pulse shares.  As of June 30, 2011, the Company still owns 258,928 shares of Pulse common stock.

Cash Flows

During the six months ended June 30, 2011, the Company’s cash and cash equivalents increased by $9.7 million. This resulted primarily from $16.9 million provided by operating activities, $0.4 million of proceeds from the sale of marketable securities and $0.2 million transferred from restricted cash, offset by $5.1 million used to purchase marketable securities, $1.4 million paid for the purchase of property, plant and equipment and $1.6 million for payments of dividends.  During the six months ended June 30, 2011, the Company had cash provided by operating activities of $16.9 million as compared to cash used in operating activities of $3.7 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, accounts receivable decreased by $4.3 million due to a $4.5 million reduction in sales during the second quarter of 2011 as compared to fourth quarter 2010 sales.  In addition, the Company experienced an $11.1 million increase in inventory levels during the first half of 2010 related to heightened demand for products, which did not recur in 2011.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 52.4% and 50.1% of the Company’s total assets at June 30, 2011 and December 31, 2010, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.2 to 1 and 4.4 to 1 at June 30, 2011 and December 31, 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the six months ended June 30, 2011.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of market risks.

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

PART II.     Other Information

Item 1.                   Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the details of Bel’s material pending lawsuits.  Updates to pending litigation since the Company’s Form 10-K filing are described below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a judgment was entered on December 29, 2010.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers.  The additional expense to Bel of $0.6 million was recorded as a litigation charge in the statements of operations during the three and six months ended June 30, 2011.  The Company is in the process of appealing the verdict and judgment.  The Company has been advised that the full amount of the damage awards will need to be placed in escrow upon filing of the notice of appeal.  The form of escrow is not yet determined.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This is included as a litigation charge in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2011.  Bel has also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claims that Halo has infringed a patent covering certain integrated connector modules made by Halo.  The Company is seeking an unspecified amount of damages plus interest, costs and attorney fees.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby Halo has agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income has been included in net sales in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

Item 6. Exhibits

(a) Exhibits:

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.DEF***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith
** Submitted herewith.
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
August 8, 2011
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

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document