Form 10-Q
period 2011-09-30
BEL FUSE INC /NJ
filed 2011-11-04
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2011
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,639,443

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	1

		Condensed Consolidated Balance Sheets as of September 30, 2011
		and December 31, 2010 (unaudited)	2

		Condensed Consolidated Statements of Operations for the Three and Nine
		Months Ended September 30, 2011 and 2010 (unaudited)	3

		Condensed Consolidated Statement of Stockholders' Equity for
		the Nine Months Ended September 30, 2011 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2011 and 2010 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 15

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	16 - 22

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	23

	Item 4.	Controls and Procedures	23

Part II		Other Information

	Item 1.	Legal Proceedings	23

	Item 6.	Exhibits	25

	Signatures		26

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$96,503	$83,829
Marketable securities	5,745	1,706
Accounts receivable - less allowance for doubtful accounts of $789
and $653 at September 30, 2011 and December 31, 2010, respectively	45,891	53,312
Inventories	54,158	56,970
Prepaid expenses and other current assets	4,635	2,354
Refundable income taxes	2,211	4,370
Deferred income taxes	1,552	1,023
Total Current Assets	210,695	203,564

Property, plant and equipment - net	41,042	44,793
Restricted cash	-	155
Deferred income taxes	2,746	3,201
Intangible assets - net	11,001	11,291
Goodwill	4,297	4,264
Other assets	9,337	9,904
TOTAL ASSETS	$279,118	$277,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,740	$21,180
Accrued expenses	23,823	22,545
Accrued restructuring costs	160	160
Income taxes payable	632	1,584
Dividends payable	856	799
Total Current Liabilities	44,211	46,268

Long-term Liabilities:
Accrued restructuring costs	224	347
Liability for uncertain tax positions	4,053	2,874
Minimum pension obligation and unfunded pension liability	8,043	7,350
Total Long-term Liabilities	12,320	10,571
Total Liabilities	56,531	56,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,641,443 and 9,527,343 shares outstanding, respectively
(net of 3,218,307 treasury shares)	965	953
Additional paid-in capital	24,902	23,725
Retained earnings	196,765	195,477
Accumulated other comprehensive loss	(262)	(39)
Total Stockholders' Equity	222,587	220,333
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,118	$277,172

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales	$75,903	$85,041	$226,479	$218,842

Costs and expenses:
Cost of sales	63,865	64,797	186,365	173,524
Selling, general and administrative	9,856	11,181	30,327	30,642
Litigation charges	247	-	3,471	-
(Gain) loss on sale of property, plant and equipment	(3)	(388)	4	(369)
	73,965	75,590	220,167	203,797

Income from operations	1,938	9,451	6,312	15,045

Gain on sale of investment	-	-	119	-
Interest income and other, net	120	87	281	325

Earnings before provision for (benefit from) income taxes	2,058	9,538	6,712	15,370
Provision for (benefit from) income taxes	1,046	(463)	3,030	699

Net earnings	$1,012	$10,001	$3,682	$14,671

Earnings per share:
Class A common share - basic and diluted	$0.08	$0.82	$0.29	$1.19
Class B common share - basic and diluted	$0.09	$0.86	$0.32	$1.27

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,643,641	9,528,303	9,584,444	9,496,367

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
				Accumulated			Additional
				Other	Class A	Class B	Paid-In
		Comprehensive	Retained	Comprehensive	Common	Common	Capital
	Total	Income	Earnings	Loss	Stock	Stock	(APIC)

Balance, January 1, 2011	$220,333		$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	(391)		(391)
Cash dividends declared on Class B common stock	(2,003)		(2,003)
Issuance of restricted common stock	-					13	(13)
Termination of restricted common stock	-					(1)	1
Currency translation adjustment	350	$350		350
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($305)	(499)	(499)		(499)
Reclassification adjustment for gains included
in net earnings, net of taxes of ($45)	(74)	(74)		(74)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(86)						(86)
Stock-based compensation expense	1,275						1,275
Net earnings	3,682	3,682	3,682
Comprehensive income		$3,459

Balance, September 30, 2011	$222,587		$196,765	$(262)	$217	$965	$24,902

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$3,682	$14,671
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	6,448	6,486
Stock-based compensation	1,275	1,774
Realized gain on sale of investment	(119)	-
Loss (gain) on sale of property, plant and equipment	4	(369)
Other, net	886	220
Deferred income taxes	180	601
Changes in operating assets and liabilities (see below)	9,365	(24,663)
Net Cash Provided by (Used in) Operating Activities	21,721	(1,280)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,196)	(1,536)
Purchase of marketable securities	(5,128)	(1,191)
Cash transferred from restricted cash	162	-
Purchase of company-owned life insurance	-	(1,571)
Payment for acquisition, net of cash acquired	-	(40,424)
Proceeds from sale of marketable securities	433	-
Proceeds from sale of property, plant and equipment	10	586
Net Cash Used in Investing Activities	(6,719)	(44,136)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,336)	(2,324)
Net Cash Used In Financing Activities	(2,336)	(2,324)

Effect of exchange rate changes on cash	8	(17)

Net Increase (Decrease) in Cash and Cash Equivalents	12,674	(47,757)
Cash and Cash Equivalents - beginning of period	83,829	124,231
Cash and Cash Equivalents - end of period	$96,503	$76,474

(Continued)
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010

Changes in operating assets and liabilities consist of:
Decrease (increase) in accounts receivable	$7,568	$(13,930)
Decrease (increase) in inventories	2,924	(17,901)
Increase in prepaid expenses and other current assets	(2,275)	(681)
Decrease in other assets	1	10
(Decrease) increase in accounts payable	(2,442)	3,660
Increase in accrued expenses	1,330	5,515
Cash payments of accrued restructuring costs	(123)	(119)
Increase (decrease) in income taxes payable	2,382	(1,217)
	$9,365	$(24,663)

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$490	$1,375
Interest	-	14

Details of acquisition:
Fair value of identifiable net assets acquired	$-	$38,132
Goodwill	-	2,349
Fair value of net assets acquired	$-	$40,481

Fair value of consideration transferred	$-	$40,481
Less: Cash acquired in acquisition	-	(57)
Cash paid for acquisition, net of cash acquired	$-	$40,424
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2011, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2011 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2010.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively “Cinch”) from Safran S.A.  Accordingly, as of January 29, 2010, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company’s condensed consolidated results of operations for the nine months ended September 30, 2010 include Cinch’s operating results from January 29, 2010 through September 30, 2010.  In accordance with the accounting guidance for business combinations, the results of operations and cash flows for the three and nine months ended September 30, 2010 have been adjusted retrospectively to reflect measurement period adjustments as if they had been recorded on the date of acquisition.  The measurement period adjustments did not have a significant impact on our condensed consolidated statement of operations or cash flows for the three or nine months ended September 30, 2010.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011.  Recent accounting pronouncements that will impact future periods are as follows:

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings has been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three or nine months ended September 30, 2011 or 2010 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net earnings	$1,012	$10,001	$3,682	$14,671
Less Dividends:
Class A	130	130	391	391
Class B	670	667	2,003	1,998
Undistributed earnings	$212	$9,204	$1,288	$12,282

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$37	$1,644	$229	$2,199
Class B undistributed earnings	175	7,560	1,059	10,083
Total undistributed earnings	$212	$9,204	$1,288	$12,282

Net earnings allocation - basic and diluted:
Class A allocated earnings	$167	$1,774	$620	$2,590
Class B allocated earnings	845	8,227	3,062	12,081
Net earnings	$1,012	$10,001	$3,682	$14,671

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,643,641	9,528,303	9,584,444	9,496,367

Earnings per share:
Class A common share - basic and diluted	$0.08	$0.82	$0.29	$1.19
Class B common share - basic and diluted	$0.09	$0.86	$0.32	$1.27

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

During the three and nine months ended September 30, 2010, the Company expensed $0 and $0.3 million, respectively, of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date.  Cinch contributed revenues of $40.3 million and estimated net earnings of $1.9 million to the Company for the period from the Acquisition Date through September 30, 2010.  The unaudited pro forma information presents the combined operating results of the Company and Cinch.  The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2010 (in thousands):

Nine Months Ended
September 30, 2010

Revenue	$222,511
Net earnings	14,550
Earnings per Class A common share - basic and diluted	1.18
Earnings per Class B common share - basic and diluted	1.26

4.   FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

During 2010, the Company purchased equity securities at a purchase price of $1.2 million.  During the nine months ended September 30, 2011, the Company purchased additional marketable equity securities at a purchase price of $0.1 million and invested $5.0 million in a mutual fund categorized as a fixed income available-for-sale marketable security.  As of September 30, 2011 and December 31, 2010, these marketable securities had a combined fair value of $5.7 million and $1.7 million, respectively, and gross unrealized (losses) gains of ($0.3) million and $0.5 million, respectively.  Such unrealized (losses) gains are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of the fixed income securities is determined based on other observable inputs, and are therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,777	$5,777	$-	$-
Marketable securities:
Publicly-traded equity securities	741	741	-	-
Fixed income securities	5,004	-	5,004	-

Total	$11,522	$6,518	$5,004	$-

As of December 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$5,924	$5,924	$-	$-
Marketable securities:
Publicly-traded equity securities	1,706	1,706	-	-

Total	$7,630	$7,630	$-	$-

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

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2011 or December 31, 2010.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2011 or 2010 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$32,180	$35,157
Work in progress	6,943	5,930
Finished goods	15,035	15,883
	$54,158	$56,970

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total segment sales:
North America	$37,842	$34,214	$113,195	$89,991
Asia	46,501	55,660	136,638	140,381
Europe	8,577	9,591	26,742	26,560
Total segment sales	92,920	99,465	276,575	256,932
Reconciling item:
Intersegment sales	(17,017)	(14,424)	(50,096)	(38,090)
Net sales	$75,903	$85,041	$226,479	$218,842

Income (loss) from operations:
North America	$1,785	$925	$6,061	$2,023
Asia	(143)	7,691	(1,272)	11,935
Europe	296	835	1,523	1,087
	$1,938	$9,451	$6,312	$15,045

The following items are included in the income (loss) from operations presented above:

Litigation Charges – During the three and nine months ended September 30, 2011, the Company recorded $0.2 million and $3.5 million, respectively, of litigation charges related to ongoing lawsuits, as further described in Note 11.  These charges primarily impacted the Company’s Asia operating segment.

Cinch Acquisition – Sales for the nine months ended September 30, 2010 include Cinch results after January 29, 2010.  Cinch’s January 2011 revenue accounted for $5.5 million of the increase in Bel’s total net sales for the first nine months of 2011.  Cinch sales relate primarily to the North America operating segment and to a lesser extent in the Europe operating segment.

Segment Sales – Segment sales are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income (loss) from operations represents net sales less operating costs and expenses.

7.            INCOME TAXES

As of September 30, 2011 and December 31, 2010, the Company has approximately $4.1 million and $3.8 million, respectively, of liabilities for uncertain tax positions ($0 and $0.9 million, respectively, included in income taxes payable and $4.1 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if reversed, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements.  At September 30, 2011, a total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability, which was scheduled to expire on September 15, 2011, was extended until the conclusion of the IRS audit discussed above.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2011 and 2010, the Company recognized $0.2 million and $0.1 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.6 million and $0.4 million accrued for the payment of interest and penalties at September 30, 2011 and December 31, 2010, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

In connection with the Cinch acquisition, the Company acquired certain tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at September 30, 2011.  During the year ended December 31, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences and $0.1 million in refundable income taxes.  At the time of the acquisition, Cinch U.S. had a deferred tax asset in the amount of $0.1 million relating to vacation accruals.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which was applied to current year income tax for 2010.  The Company has received a fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At September 30, 2011, a deferred tax liability of $0.3 million remains on the condensed consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of NOL carryforwards acquired from the Cinch acquisition will impact the condensed consolidated statement of operations.

The Company has made an election under IRC Section 338(h)(10) to step-up the tax basis of the Cinch U.S. assets and IRC Section 338(g) to step-up the tax basis of assets for the Cinch Mexico and Cinch U.K. entities acquired to fair value.  The elections made under Section 338(h)(10) and Section 338(g) only affect U.S. income taxes (not those of the foreign countries where non-U.S. Cinch entities are incorporated).

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

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Sales commissions	$1,461	$1,740
Subcontracting labor	2,213	2,467
Salaries, bonuses and related benefits	5,687	7,405
Litigation reserve	11,346	8,103
Other	3,116	2,830
	$23,823	$22,545

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the nine months ended September 30, 2011 are as follows (these charges are associated with the 2008 closure of the Company’s facility in Westborough, Massachusetts):

	Liability at	New	Cash Payments &	Liability at
	December 31, 2010	Charges	Other Settlements	September 30, 2011
Facility lease obligation	$507	$-	$(123)	$384

The Company has included the current portion of $0.2 million in accrued restructuring costs in the condensed consolidated balance sheet at September 30, 2011, and has classified the remaining $0.2 million of the liability related to the facility lease obligation as noncurrent.

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which consists of profit sharing, contributory stock ownership and individual voluntary savings to provide non-defined retirement benefits for plan participants.  The expense for the three months ended September 30, 2011 and 2010 amounted to approximately $0.3 million and $0.2 million, respectively.  The expense for the nine months ended September 30, 2011 and 2010 amounted to approximately $0.7 million and $0.4 million, respectively.  As of September 30, 2011, the plans owned 15,926 and 238,599 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended September 30, 2011 and 2010 amounted to approximately $0.1 million in each period and the expense for the nine months ended September 30, 2011 and 2010 amounted to approximately $0.2 million in each period. As of September 30, 2011, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$93	$85	$279	$255
Interest cost	101	84	303	252
Amortization of adjustments	37	33	111	99
Total SERP expense	$231	$202	$693	$606

	September 30,	December 31,
	2011	2010
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$8,043	$7,350

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,143	$1,143
Net gains	932	932
	$2,075	$2,075

10.           COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 consists of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$1,012	$10,001	$3,682	$14,671
Currency translation adjustment	(588)	1,072	350	(383)
Reclassification adjustment for gains
included in net earnings, net of taxes	-	-	(74)	-
(Decrease) increase in unrealized gain on
marketable securities, net of taxes	(380)	195	(499)	236

Comprehensive income	$44	$11,268	$3,459	$14,524

The components of accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010 are summarized below (dollars in thousands):

	September 30,	December 31,
	2011	2010

Currency translation adjustment	$1,232	$882
Unrealized holding (losses) gains on available-for-sale
securities, net of taxes of ($29) and $322 as of
September 30, 2011 and December 31, 2010	(54)	519
Unfunded SERP liability, net of taxes of ($635) as
of both September 30, 2011 and December 31, 2010	(1,440)	(1,440)

Accumulated other comprehensive loss	$(262)	$(39)

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

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company is in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case is on appeal to the Federal Circuit.

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-injunction damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period starting January 24, 2011.  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-injunction damages related to this case.  As a result, the Company does not anticipate that its consolidated statement of operations will be materially impacted by any potential post-injunction damages.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This is included as a litigation charge in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.  Bel has also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claimed that Halo infringed a patent covering certain integrated connector modules made by Halo.  The Company was seeking an unspecified amount of damages plus interest, costs and attorney fees.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby Halo has agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income has been included in net sales in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

12.           RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 31.6%.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the nine months ended September 30, 2011, 44% of the Company’s revenues were derived from Asia, 45% from North America and 11% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 37% of our total net sales for the nine months ended September 30, 2011.  The remaining revenues related to sales of the Company’s module products (31%), magnetic products (29%) and circuit protection products (3%).

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s nine months ended September 30, 2011 and/or future results include the following:

•
Revenues – With the rebound of market conditions in 2010, the Company experienced record sales during the third and fourth quarters of 2010, as Bel worked to bring its backlog of orders down to a more typical level.  As the backlog has stabilized, the surge in sales volume that occurred during the latter part of 2010 did not continue into 2011 and is not expected to recur during the fourth quarter of 2011.

•
Product Mix – Sales of the Company’s module products increased from 18% of total sales during the third quarter of 2010 to 31% of total sales during the third quarter of 2011.  Module products have a higher material and lower added-value content than the Company’s other product lines.  As a result, these products will not have as high a margin as Bel's other products.  The Company anticipates that its module product line will continue to grow and will make an increased contribution to the Company's revenue and profits in future periods.

•
Pricing and Availability of Materials – While the Company has seen component pricing and availability stabilize for most of Bel’s product lines, the Company continues to experience some component shortages in its module product line which limits Bel’s ability to deliver its DC-DC products.  Although there has recently been some moderation in commodity prices, higher costs for commodities including gold, copper, and petroleum-based plastics continue to keep manufacturing costs high in comparison to the prior year.  Fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.  The Company is currently monitoring the supply chain flow for all products potentially affected by recent floods in Thailand and is in the process of locating alternative sources for any potentially impacted components.

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

•
Management of Overhead Costs – The Company has continued to monitor its overall profit margin percentage over the past several quarters and is currently realigning its organization to reduce overhead and other costs.  The Company expects to publicly announce its plan, including the anticipated costs and savings associated with it, as part of its fourth quarter earnings report. Future profit margins will be dependent in part upon Bel’s ability to effectively control overhead costs without adversely impacting productivity.

•
Impact of Pending Lawsuits – As further described in the Company’s Annual Report on Form 10-K and as updated in Item 1. Legal Proceedings of Part II of this quarterly report, the Company is involved in several ongoing lawsuits related to patent infringement claims.  A $2.6 million litigation charge related to the Halo lawsuit and a $0.6 million litigation charge related to the SynQor lawsuit were recorded during the second quarter of 2011.  During the third quarter of 2011, the Company recorded $0.2 million in costs and interest related to the SynQor lawsuit. The Company is currently appealing the verdict in the SynQor case; however, if the Company is unsuccessful in its appeal, sales of certain of the Company’s existing products may be adversely affected.  This would result in decreased sales volume and would have a corresponding impact on the Company’s gross profit.

•	Acquisition-Related Costs – Bel’s continuing strategy to actively consider potential acquisitions could give rise to significant legal and professional costs in future periods.

Bel is expecting business conditions to remain challenging into 2012.  The Company anticipates very modest growth overall in 2012, with continued pricing pressures from its customers.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
North America	$34,298	45%	$30,522	36%	$102,229	45%	$79,014	36%
Asia	33,308	44%	45,251	53%	98,484	44%	114,112	52%
Europe	8,297	11%	9,268	11%	25,766	11%	25,716	12%
	$75,903	100%	$85,041	100%	$226,479	100%	$218,842	100%

Net sales and income (loss) from operations by reportable operating segment for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total segment sales:
North America	$37,842	$34,214	$113,195	$89,991
Asia	46,501	55,660	136,638	140,381
Europe	8,577	9,591	26,742	26,560
Total segment sales	92,920	99,465	276,575	256,932
Reconciling item:
Intersegment sales	(17,017)	(14,424)	(50,096)	(38,090)
Net sales	$75,903	$85,041	$226,479	$218,842

Income (loss) from operations:
North America	$1,785	$925	$6,061	$2,023
Asia	(143)	7,691	(1,272)	11,935
Europe	296	835	1,523	1,087
	$1,938	$9,451	$6,312	$15,045

The significant shift in the proportion of net sales between the Company’s Asia and North America reportable operating segments during the nine months ended September 30, 2011 was primarily due to a $17.4 million increase in sales of a product line within the module product group which is manufactured in China but sold to third parties in North America, and a $26.6 million decrease in sales of magnetic products, which primarily impacted the Company’s Asia segment.  In addition, the Cinch acquisition brought in an additional $5.5 million in sales during the nine months ended September 30, 2011 as compared to the same period of 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  The Company recorded $0.2 million and $3.5 million in litigation charges during the three and nine months ended September 30, 2011, respectively, which primarily impacted the Company’s Asia operating segment.  See Note 6 to the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional segment discussion.

Overview of Financial Results

An increase of more than 50% in shipments of module products was more than offset by decreases in sales of Bel’s other product lines during the third quarter of 2011.  Because the module product line typically has higher material content than Bel’s other product lines, this shift in the mix of products sold reduced the third quarter gross margin percentage.  As a result of this and other factors, Bel’s sales decreased by $9.1 million or 10.7% during the third quarter of 2011 as compared to the third quarter of 2010, while cost of sales only decreased by 1.4% compared to last year’s third quarter.  The reduction in gross margin was partially offset by a $1.3 million reduction in selling, general and administrative expense.   Net earnings were $1.0 million for the third quarter of 2011.   Additional details related to these factors affecting the third quarter results are described in the Results of Operations section below.

During the nine months ended September 30, 2011, the Company experienced a $7.6 million (or 3.5%) increase in sales as compared to the same period of 2010, while cost of sales increased by 7.4% for the same period.  Of the increase in sales, $5.5 million related to the additional month of Cinch sales in 2011 as compared to only eight months in 2010.  The remaining increase related to the increase in sales of module products described above, largely offset by a decrease in sales within the magnetic group, which includes Bel’s MagJack products.  The first nine months of 2011 were impacted by lower margins resulting from the shift in product mix and $3.5 million of litigation charges, partially offset by reduced labor costs due to a smoother transition out of the Lunar New Year in 2011 as compared to 2010.  The Company reported net income of $3.7 million for the nine months ended September 30, 2011.  Additional details related to these factors affecting the nine-month results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011. Recent accounting pronouncements that will impact future periods are as follows:

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
Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.1	76.2	82.3	79.3
Selling, general and administrative ("SG&A") expenses	13.0	13.1	13.4	14.0
Litigation charges	0.3	-	1.5	-
Gain on sale of property, plant and equipment	-	0.5	-	0.2
Gain on sale of investment	-	-	0.1	-
Interest income and other, net	0.2	0.1	0.1	0.1
Earnings before provision (benefit) for income taxes	2.7	11.2	3.0	7.0
Provision (benefit) for income taxes	1.4	(0.5)	1.3	0.3
Net earnings	1.3	11.8	1.6	6.7

The following table sets forth the year over year percentage increase (decrease) of certain items included in the Company's condensed consolidated statements of operations.

	Decrease from	Increase (Decrease) from
	Prior Period	Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Net sales	(10.7)%	3.5%
Cost of sales	(1.4)	7.4
SG&A expenses	(11.9)	(1.0)
Net earnings	(89.9)	(74.9)

Sales

Net sales decreased 10.7% from $85.0 million during the three months ended September 30, 2010 to $75.9 million during the three months ended September 30, 2011.  Net sales increased 3.5% from $218.8 million during the nine months ended September 30, 2010 to $226.5 million during the nine months ended September 30, 2011.  The Company’s net sales by major product line for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Interconnect products	$27,204	36%	$27,804	33%	$83,004	37%	$74,593	34%
Module products	23,186	31%	15,434	18%	69,592	31%	41,900	19%
Magnetic products	23,024	30%	37,963	45%	65,698	29%	92,317	42%
Circuit protection products	2,489	3%	3,840	4%	8,185	3%	10,032	5%
	$75,903	100%	$85,041	100%	$226,479	100%	$218,842	100%

The Company has seen a significant shift in product mix during the nine months ended September 30, 2011, primarily due to growth in Bel’s module product line in 2011, specifically in its smart grid and DC-DC converter modules, combined with a significant decrease in sales of its magnetic products due to a reduction in customer demand for these products in 2011.  The acquisition of Cinch in early 2010 has also contributed to the shift in product mix, as shipments of Cinch’s interconnect products continued to be strong in the first nine months of 2011.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and nine months ended September 30, 2011 and 2010 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Material costs	51.9%	42.0%	50.7%	43.9%
Labor costs	11.0%	14.3%	10.3%	14.1%
Research and development expenses	3.9%	3.1%	3.9%	3.6%
Other expenses	17.3%	16.8%	17.4%	17.7%
Total cost of sales	84.1%	76.2%	82.3%	79.3%

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to an increase in material costs resulting from the shift in product mix from magnetic to module products noted above.  The module product line has a greater percentage of material content and lower gross margins than Bel’s other product lines.  In addition, there were some increases in material costs due to higher prices for commodities, such as gold and copper, that are included in many of the components and materials that Bel purchases. The increase in material costs was partially offset by a reduction in labor costs in 2011.  During the first half of 2010, Bel was faced with meeting the demand of an extremely high backlog of orders coming out of the Lunar New Year holiday, which resulted in excessive recruiting and training expenses, and the related production inefficiencies and overtime incurred to meet this demand.  This pattern did not recur in 2011.  Thus, increases in mandated minimum wage and overtime rates were more than offset by the efficiency improvements described above. The reduction in labor costs as a percentage of sales in the third quarter of 2011 as compared to the third quarter of 2010 primarily resulted from the shift in product mix, as products within the Company’s module product line are less labor intensive than those in the Company’s magnetic product line. The variance in other expenses as a percentage of sales is a function of the variances in sales versus the prior year.

Included in cost of sales are research and development expenses of $2.9 million and $2.6 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $8.9 million and $7.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively.   Approximately $0.3 million of the increase for the nine-month period was due to the inclusion of a full nine months of Cinch research and development expenses in 2011 versus only eight months in 2010, while the development of the aforementioned new product line within the module group and investment in other new product development contributed to the remainder of the increase.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $1.3 million lower during the three months ended September 30, 2011 as compared to the same period of 2010.  Notable variances in the overall expense include a $1.4 million reduction in incentive compensation expense and a $0.4 million reduction in sales commissions, partially offset by $0.3 million of unfavorable fluctuations in foreign exchange rates related to the Euro and the British Pound, $0.3 million of unfavorable changes in the cash surrender value of corporate-owned life insurance policies and an increase in 401(k) expense of $0.2 million.

With regard to the nine-month period, the dollar amount of SG&A expenses was $0.3 million lower during the nine months ended September 30, 2011 as compared to the same period of 2010. Notable variances include a $1.7 million reduction in incentive compensation expense and a decrease in sales commissions of $0.4 million. Sales commissions did not increase in line with the increase in sales revenue because certain products with lower commission rates accounted for the increase in revenue.  These reductions in SG&A were partially offset by $0.6 million higher legal fees in 2011 primarily related to the Halo and SynQor lawsuits and an increase in 401(k) expense of $0.3 million.  The inclusion of a full nine months of Cinch expenses in 2011 versus only eight months in 2010 contributed an additional $0.8 million of SG&A expenses.

Litigation Charges

During the nine months ended September 30, 2011, the Company recorded a $2.6 million litigation charge related to its lawsuit with Halo and an additional litigation charge of $0.8 million related to the SynQor lawsuit, as further described below in Part II, Item 1. Legal Proceedings.  Of the amount related to the SynQor lawsuit, $0.2 million was recorded during the third quarter of 2011.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2011 was $1.0 million compared to a benefit from income taxes of $0.5 million for the three months ended September 30, 2010.  The Company’s earnings before income taxes for the three months ended September 30, 2011 are approximately $7.5 million lower than the same period in 2010.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings before provision (benefit) for income taxes, was 50.8% and (4.9)% for the three months ended September 30, 2011 and September 30, 2010, respectively.  The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The increase in the effective tax rate during the three months ended September 30, 2011 compared to the third quarter of 2010 is primarily caused by an increase in pretax profit in North America and Europe segments, where tax rates are higher, and a pretax loss with no tax benefit in Asia.  In addition, the tax benefit in 2010 was due, in part, to the expiration of certain statutes of limitations which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million, partially offset by an increase in the liability for uncertain tax positions in the amount of $0.6 million during the quarter ended September 30, 2010.

The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $3.0 million and $0.7 million, respectively.  The Company's earnings before income taxes for the nine months ended September 30, 2011 are approximately $8.7 million lower than the same period in 2010.  The Company’s effective tax rate was 45.1% and 4.5% for the nine months ended September 30, 2011 and September 30, 2010, respectively.   The increase in the effective tax rate during the nine months ended September 30, 2011 is primarily attributable to an increase in pretax earnings in the nine months ended September 30, 2011 related to the North America and Europe segments, which have the highest tax rates, and the litigation losses in 2011, described above, which principally impacted the Asia segment and resulted in no tax benefit.  The prior year effective tax rate was also reduced by the reversal of a liability for uncertain tax positions described above, and a large proportion of global earnings in 2010 attributable to the Asia segment, which has the lowest tax rates of the Company’s three geographical segments.

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

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  During early 2011, an amendment to the existing credit agreement was finalized whereby the amount available to borrow was increased from $20 million to $30 million.  This amendment was effective retroactively to December 2010.  There have not been any borrowings under the credit agreement during 2011 or 2010 and, as such, there was no balance outstanding as of September 30, 2011 or December 31, 2010.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of September 30, 2011.

As further described below in Item 1. Legal Proceedings, the Company posted a $13.0 million supersedeas bond in November 2011.

On January 29, 2010, the Company completed the acquisition of Cinch from Safran S.A. for approximately $39.7 million in cash plus approximately $0.8 million for the assumption of certain expenses.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and has manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England.

On February 28, 2011, the Company announced that it had delivered a letter to Pulse Electronics Corporation (“Pulse Electronics”) proposing to acquire all of the outstanding shares of Pulse Electronics common stock for per share consideration of $6.00, or approximately $249 million in the aggregate.  The Company recorded $0.3 million of expense related to the offer during the nine months ended September 30, 2011.  Bel began divesting its ownership of Pulse shares during the second quarter of 2011 and has recorded a related gain of $0.1 million.  As of September 30, 2011, the Company still owns 258,928 shares of Pulse common stock.

Cash Flows

During the nine months ended September 30, 2011, the Company’s cash and cash equivalents increased by $12.7 million. This resulted primarily from $21.7 million provided by operating activities, $0.4 million of proceeds from the sale of marketable securities and $0.2 million transferred from restricted cash, offset by $5.1 million used to purchase marketable securities, $2.2 million paid for the purchase of property, plant and equipment and $2.3 million for payments of dividends.  During the nine months ended September 30, 2011, the Company had cash provided by operating activities of $21.7 million as compared to cash used in operating activities of $1.3 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, accounts receivable decreased by $7.6 million due to a $7.8 million reduction in sales during the third quarter of 2011 as compared to fourth quarter 2010 sales.  In addition, the Company experienced a $17.9 million increase in inventory levels during the nine months ended September 30, 2010 related to heightened demand for products, which did not recur in 2011.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 53.1% and 50.1% of the Company’s total assets at September 30, 2011 and December 31, 2010, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.8 to 1 and 4.4 to 1 at September 30, 2011 and December 31, 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the nine months ended September 30, 2011.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of market risks.

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

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company is in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case is on appeal to the Federal Circuit.

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-injunction damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period starting January 24, 2011.  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-injunction damages related to this case.  As a result, the Company does not anticipate that its consolidated statement of operations will be materially impacted by any potential post-injunction damages.

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This is included as a litigation charge in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.  Bel has also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claimed that Halo infringed a patent covering certain integrated connector modules made by Halo.  The Company was seeking an unspecified amount of damages plus interest, costs and attorney fees.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby Halo agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income has been included in net sales in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

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

*   Filed herewith.
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
November 4, 2011
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary

EXHIBIT INDEX

Exhibit 31.1* - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* - Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1** - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2** - Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*** – XBRL Instance Document

Exhibit 101.SCH*** – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*** – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*** – XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*** – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*** – XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.
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