Form 10-K
period 2011-12-31
BEL FUSE INC /NJ
filed 2012-03-12
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) was $239 million.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2012
Class A Common Stock	2,174,912
Class B Common Stock	9,633,643

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference into Part III.

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

Product Groups

The Company has set forth below a description of its product groups as of December 31, 2011.

Magnetics
•	MagJack® integrated connector modules
•	Power transformers
•	Discrete components

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

Return to Index

Power transformer products include standard and custom designs produced by the Company’s Signal Transformer subsidiary. Manufactured for use in alarm, security, motion control, elevator, medical products and many other industries, Signal’s designs are available in PC mount, chassis mount, surface mount and toroidal construction. These devices are designed to comply with international safety standards governing transformers including UL, CSA, IEC, TUV, and VDE.

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

Circuit Protection
•	Miniature, subminiature and micro fuses – cartridge, surface mount and through hole designs
•	PTC devices – surface mount and radial through hole designs

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

Interconnect

Stewart Interconnect Products:
•	Passive jacks
•	Plugs
•	Cable assemblies

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

Return to Index

Cinch Interconnect Products (acquired in January 2010)
•	I/O Interconnect – Circular Connectors, Micro D Connectors
•	Compression Board to Board, Device to Board Interconnect
•	High speed cables
•	Enclosures
•	Custom cable assemblies

Cinch is a supplier of reliable, high quality standard products for use in a variety of industries. Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products for strategic accounts within its focus markets. Those focus markets are the transportation market for which a number of leading edge products have been, and continue to be, developed, and the telecommunications market to which Cinch supplies various standard products as well as a number of new, higher speed devices consistent with the rapidly changing needs in this industry.

Cinch is also a major supplier of products to the military/aerospace market with significant presence in the commercial aircraft industry, as well as in the munitions, missile, and satellite communications sectors.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Applications
Magnetics
MagJack® Integrated Connectors	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus, home networking, and cable modem applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.
Discrete Components	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to another DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers, and peripherals.
Integrated Modules	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
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

Return to Index

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

Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base.  Furthermore, acquisitions continue to be a key element in the Company’s growth strategy. As part of the Company’s acquisition strategy, it may, from time to time, purchase equity positions in companies that are potential merger candidates.  The Company frequently evaluates possible merger candidates that would provide an expanded product and technology base that will allow the Company to further penetrate its strategic customers and/or an opportunity to reduce overall operating expense as a percentage of revenue.  Bel also looks at whether the merger candidates are positioned to take advantage of the Company's lower cost offshore manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2011, the Company had a sales and support staff of 88 persons that supported a network of 98 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Return to Index

For information regarding customer concentrations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition.”

Research and Development (“R&D”)

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

R&D costs are expensed as incurred and are included in cost of sales. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2011, 2010 and 2009 amounted to $12.0 million, $11.4 million and $7.8 million, respectively.

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

Associates

As of December 31, 2011, the Company had 3,451 full-time associates. At that date, the Company employed 1,153 people at its North American facilities, 2,173 people at its Asian facilities and 125 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the People’s Republic of China (PRC), Worksop, England and Reynosa, Mexico are represented by unions. At December 31, 2011, 25 of our workers in the New York facility were covered by a collective bargaining agreement which expires on March 31, 2012.  The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's estimated value of the backlog of orders as of February 29, 2012 was approximately $83.4 million as compared with a backlog of $100.4 million as of February 28, 2011.  Management expects that virtually all of the Company's backlog as of February 29, 2012 will be shipped by December 31, 2012. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Return to Index

Intellectual Property

The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from May 20, 2012 to August 7, 2029.

The Company utilizes registered trademarks in the U.S., Europe and Asia to identify various products that it manufactures.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Available Information

The Company maintains a website at www.belfuse.com where it makes available the proxy statements, press releases and reports on Form 4, 8-K, 10-K and 10-Q that it and its insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to the Company’s financial and product news. The Company also provides notification of and access to voice and Internet broadcasts of its quarterly and annual results.  The Company’s website also includes investor presentations and corporate governance materials.

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

b)       Any drop in demand or increase in supply of our products could cause a dramatic drop in our average sales prices which in turn could result in a decrease in our gross margins.  A shift in product mix could also have a favorable or unfavorable impact on our gross margins, depending upon the underlying raw material content and labor requirements of the associated products.

Return to Index

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

In China, we are challenged to match availability of workers and maintain leadtimes in line with customer demand for certain of our products, which has been highly volatile in recent years.  This volatility can materially adversely affect Bel’s results.

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand can add volatility to the costs incurred by the Company for labor in the PRC.  In 2011, we experienced a softening in customer demand for certain of our products, which resulted in underutilized capacity and lower gross margins, as our fixed costs had a lower absorption rate.  Conversely, any future significant increase in customer demand would result in the hiring and training of new workers and related inefficiencies.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. On January 29, 2010, the Company acquired Cinch as previously described in the Acquisitions section of this Form 10-K.  If we are unable to achieve our expectations with respect to the Cinch acquisition or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the acquisition of Cinch, we recorded $2.3 million of goodwill and $11.4 million of other intangible assets.  If our acquisitions fail to perform up to our expectations, or if the value of goodwill or other intangible assets decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of assets.

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

We have operations in six countries around the world outside the United States, and approximately 61% of our revenues during 2011 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest, medical epidemic and natural disasters.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Return to Index

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries in which we operate.  The decoupling of the Chinese Renminbi from the U.S. dollar has increased, and will continue to increase financial risk.  With the acquisition of Cinch, the Company has additional exposure to foreign currency risks associated with the British Pound and Mexican Peso as the Company now has a larger labor force in Great Britain and Mexico.

Other risks inherent in doing business internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country.  For information regarding risks associated with our presence in Asia, see "Item 2 - Properties" of this Annual Report on Form 10-K.

While we have benefited from favorable tax treatment in many of the countries where we operate, this situation could change if laws or rules in the United States or those foreign jurisdictions change, incentives are changed or revoked, or we are unable to renew current incentives.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2011, we had two customers with sales in excess of 10% of our consolidated revenue. One such customer, located in Asia, represented 11.4% of our revenue and the other, located in North America, represented 10.9% of our revenue. We believe that the loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  We have experienced significant concentrations in prior years. See Note 11 of the notes to the Company’s consolidated financial statements.

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facilities in New York, the United Kingdom and Mexico are represented by labor unions and all factory workers in the PRC are represented by government-sponsored unions.

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

Customer requirements and new regulations may increase our expenses and impact the availability of certain raw materials, which could adversely affect our revenue and operating profits.

The products we manufacture utilize materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries.

Return to Index

We have begun the process of determining the country of origin of certain metals that we purchase from our suppliers, as required by the Dodd-Frank Act. The supply chain due diligence and verification of sources may require several years to complete based on the current availability of smelter origin information and the number of vendors.  We have begun to obtain and review the information from our suppliers. We may not be able to complete the process in the timeframe required because of the complexity of our supply chain.

Other governmental social responsibility regulations also may impact our suppliers, manufacturing operations and operating profits.

The need to find alternative sources for certain raw materials or products because of customer requirements and regulations may impact our ability to secure adequate supplies of raw materials, lead to supply shortages, or adversely impact the prices at which we can procure compliant goods.

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

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  The market price of our common stock may rise and fall in response to a variety of other factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	market or economic conditions specific to particular geographical areas in which we operate;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry

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

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.   In connection with patent infringement lawsuits discussed in Item 3. Legal Proceedings, the Company incurred expenses of $3.5 million and $8.1 million related to lawsuit settlements in 2011 and 2010, respectively.  In 2009,  the Company paid a lump sum licensing fee of $2.1 million in exchange for a licensing agreement covering past and future sales of the Company’s MagJack® integrated connector modules (ICMs).

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 29, 2012, to the Company’s knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 29, 2012, to the Company's knowledge, these shareholders owned 31.6% and 14.5%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of Common Stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 29, 2012, Daniel Bernstein, the Company's chief executive officer, beneficially owned 161,902 Class A common shares (or 13.8%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 251,132 Class A common shares (or 21.4%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (which includes Daniel Bernstein, but does not include the Estate of Elliot Bernstein) beneficially owned 309,790 Class A common shares (or 26.3%) of the outstanding Class A common shares whose voting rights were not suspended.

Item 1B.                      Unresolved Staff Comments

Not applicable.

Return to Index

Item 2.                      Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 94,000 square feet in 12 facilities and owns properties of 45,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.

The Company also operated 12 manufacturing facilities in 6 countries as of December 31, 2011.  Approximately 36% of the 1.3 million square feet the Company occupies is owned while the remainder is leased.    See Note 15 of the notes to consolidated financial statements for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2011.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Zhongshan, People's Republic of China	385,000	Leased	70%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Pingguo, People's Republic of China	149,000	Leased	66%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	39,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Worksop, England (a)	52,000	Leased	28%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Vinita, Oklahoma	87,000	Owned	53%

	1,150,000

(a) Approximately 58% of the Worksop facility is designated for manufacturing use, but 30% is currently idle

Of the space described above, 201,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 154,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 41% of its identifiable assets are located in Asia.

Item 3.     Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption “Legal Proceedings” in Note 15. “Commitments and Contingencies” included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 4.     Mine Safety Disclosures

Not applicable.

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

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2011
First Quarter	$28.35	$22.16	$26.77	$18.83
Second Quarter	24.54	20.51	22.45	18.33
Third Quarter	24.04	15.37	22.18	13.76
Fourth Quarter	22.36	15.48	19.97	13.40

Year Ended December 31, 2010
First Quarter	$21.80	$14.64	$24.04	$17.37
Second Quarter	22.25	15.50	25.15	16.35
Third Quarter	23.36	16.45	24.03	16.27
Fourth Quarter	27.88	20.46	25.52	20.11

(b)           Holders

As of February 29, 2012, there were 67 registered shareholders of the Company's Class A Common Stock and 172 registered shareholders of the Company’s Class B Common Stock.  As of February 29, 2012, the Company estimates that there were 671 beneficial shareholders of the Company’s Class A Common Stock and 1,884 beneficial shareholders of  the Company’s Class B Common Stock. At February 29, 2012, to the Company’s knowledge, there were two shareholders of the Company’s Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 46% of the Company’s outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)           Dividends

Throughout 2009, 2010 and 2011, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2011, 2010 and 2009, the Company declared dividends totaling $3.2 million, $3.2 million and $3.1 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On February 1, 2012, the Company paid a dividend to all shareholders of record at January 15, 2012 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  The Company currently anticipates paying dividends quarterly in the future.

(d)	Issuer Purchases of Equity Securities

From 2000 through December 31, 2011, the Company has purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million and has purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million.  No shares of Class A or Class B common stock were repurchased during the year ended December 31, 2011.

Return to Index

Item 6.    Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2011 and 2010 and the selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

For information regarding the Company’s acquisitions of Cinch in 2010 and Bel Pingguo in 2009, see “Business – Acquisitions.”

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Net sales	$295,121	$302,539	$182,753	$258,350	$259,137
Cost of sales (e)	244,749	239,185	161,454	217,079	203,007
Selling, general and administrative expenses (f)	39,284	40,443	30,055	36,093	36,117
Impairment of assets (a) (c)	-	-	12,875	14,805	-
Litigation charges (g)	3,471	8,103	-	-	-
Restructuring charges (b)	314	-	413	1,122	-
Gain on sale of property, plant and equipment (h)	(93)	(352)	(4,693)	-	(5,499)
Gain (loss/impairment charge) on investments (d)	119	-	7,129	(10,358)	2,146
Interest income and other, net	357	420	527	2,454	4,046
Earnings (loss) before provision (benefit)
for income taxes	7,872	15,580	(9,695)	(18,653)	31,704
Income tax provision (benefit)	4,108	1,931	(1,385)	(3,724)	5,368
Net earnings (loss)	3,764	13,649	(8,310)	(14,929)	26,336

Earnings (loss) per share:
Class A common share - basic and diluted	0.28	1.10	(0.71)	(1.25)	2.11
Class B common share - basic	0.33	1.18	(0.72)	(1.28)	2.25
Class B common share - diluted	0.33	1.18	(0.72)	(1.28)	2.24

Cash dividends declared per share:
Class A common share	0.24	0.24	0.24	0.24	0.20
Class B common share	0.28	0.28	0.28	0.28	0.24

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands of dollars, except percentages)
Selected Balance Sheet Data and Ratios:

Working capital	$165,264	$157,296	$167,833	$163,985	$173,171
Total assets	276,911	277,172	245,946	261,784	293,860
Stockholders' equity	221,080	220,333	208,932	217,773	244,527
Return on average total assets (i)	1.35%	5.22%	-3.32%	-5.17%	9.34%
Return on average stockholders' equity (i)	1.69%	6.37%	-3.88%	-6.23%	11.30%

Return to Index

(a)
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

(b)
During 2011, the Company recorded $0.3 million of restructuring costs associated with the realignment of its Cinch UK operations.  In 2009, the Company incurred $0.4 million of restructuring costs related primarily to the Westborough, Massachusetts facility lease obligation, as the Company ceased its manufacturing operations at that facility in 2008.  Also in connection with this closure, the Company incurred severance costs of $0.6 million and lease termination costs of $0.5 million during 2008.

(c)
During 2008, the Company incurred fixed asset impairments of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.  This charge is included in Impairment of Assets in the Company’s consolidated statement of operations for the year ended December 31, 2008.

(d)
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

(e)	During 2009, the Company incurred a $2.0 million licensing fee in connection with the settlement of the Murata lawsuit.

(f)
During 2009, the Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.  During 2010, the Company incurred an additional $0.3 million of acquisition costs related to Cinch.

(g)
During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. Both of these lawsuits are further described in Note 15 to the accompanying consolidated financial statements.

(h)
During 2009, the Company realized a $4.6 million gain from the sale of property in Jersey City, New Jersey.  During 2007, the Company realized gains from the sale of property, plant and equipment in Hong Kong and Macao in the amount of $5.5 million.

(i)
Returns on average total assets and stockholders’ equity are computed for each year by dividing net earnings (loss) for such year by the average balances of total assets or stockholders’ equity, as applicable, on the last day of each quarter during such year and on the last day of the immediately preceding year.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2011, 46% of the Company’s revenues were derived from North America, 43% from Asia and 11% from its Europe operating segment.  The Company’s revenues are primarily driven by working closely with customers’ engineering staffs and aligning new and existing product offerings with industry standards committees.  Sales of the Company’s interconnect products represented approximately 36% of our total net sales for 2011.  The remaining 2011 revenues related to sales of the Company’s modules products (31%), magnetic products (30%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of the materials that it uses, the cost of labor where Bel’s factories are located, and its ability to efficiently manage overhead costs.  As material and labor costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Bel generally enters into processing arrangements with several independent suppliers of wire wound components in Asia.  Costs are recorded as incurred for all products manufactured, whether at third-party facilities or at the Company's own manufacturing facilities.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company manufactures products at its manufacturing facilities in the People’s Republic of China (PRC); Glen Rock, Pennsylvania; Inwood, New York; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Vinita, Oklahoma; and Worksop, England.

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2011 and/or future results include the following:

•
Product Mix – Sales of the Company’s module products increased from 20% of total sales during 2010 to 31% of total sales during 2011.  Module products have a higher material and lower added-value content than the Bel’s other product lines.  As a result, these products will not have as high a margin as Bel’s other products. The Company also experienced a significant reduction in sales of its MagJack product during 2011, which is a higher-margin product.  Bel has begun to focus its product development efforts on non-commodity products.  This major effort will be in the modular product line in both power and integrated modules and Mil-AeroSpace products included in our interconnect product line.

•
Pricing and Availability of Materials – The Company has seen component pricing and availability stabilize for most of its product lines.  Although there has recently been some moderation in commodity prices, higher costs for commodities including gold, copper, and petroleum-based plastics continue to keep manufacturing costs high in comparison to the prior year.  Fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – The costs of labor, particularly in the PRC where a significant percentage of Bel’s products are manufactured, have been higher in recent years as a result of government mandates for new higher minimum wage and overtime requirements.  The PRC government increased minimum wage levels by 21% in the areas where Bel’s products are manufactured effective May 1, 2010.  While the Company implemented price increases to its customers during 2010 to partially offset the existing increases in labor and material costs, there was an additional government mandate effective March 2011 which increased the minimum wage level by 18% at certain of Bel’s facilities in the PRC. Increases in the minimum wage are expected to impact additional Bel facilities in the PRC in 2012. The Company believes that this increase and any additional increases to the minimum wage levels will have a negative impact on Bel’s profit margins in future quarters.

Return to Index

•
Management of Overhead Costs – The Company has continued to monitor its overall profit margin percentage over the past several quarters and is currently realigning the organization to reduce overhead and other costs.  During the fourth quarter of 2011, the Company incurred $0.3 million of restructuring costs related to the realignment of its Cinch UK operations.  The Company expects to finalize and implement additional streamlining steps during 2012 to take advantage of a variety of operational efficiencies.  It is currently anticipated that the costs associated with these steps will be approximately $5.4 million, and will primarily impact the first three quarters of 2012.  These streamlining efforts are expected to result in annual savings of $4.4 million once they are fully implemented.  This expectation is a Forward-Looking Statement.  Anticipated results may be impacted by a variety of factors, including the timing of implementation steps, the absence of unexpected difficulties in transitioning to new operating processes and the acceptance of the streamlining efforts by the individuals most directly affected.

•
Impact of Pending Lawsuits – The Company recorded $3.5 million in litigation charges during 2011 related to the Halo and SynQor lawsuits, as further described in Note 15. “Contingencies and Commitments” of Item 8. of this Annual Report on Form 10-K.  Bel is currently appealing the verdict in the SynQor case; however, if the Company is unsuccessful in its appeal, sales of certain of Bel’s existing products may be materially adversely affected.  This would result in decreased sales volume and would have a corresponding impact on Bel’s gross profit.

•	Acquisition-Related Costs – The Company’s continuing strategy to actively consider potential acquisitions could give rise to significant legal and professional fees in future periods.

The Company is expecting business conditions to remain challenging into 2012.  The Company anticipates very modest growth overall in 2012, with continued pricing pressures from its customers.

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2011		2010		2009
North America	$134,804	46%	$111,888	37%	$41,898	23%
Asia	126,941	43%	156,635	52%	123,764	68%
Europe	33,376	11%	34,016	11%	17,091	9%
	$295,121	100%	$302,539	100%	$182,753	100%

Net sales and income (loss) from operations by operating segment for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):
	2011	2010	2009
Total segment sales:
North America	$149,114	$125,383	$51,189
Asia	177,815	196,243	144,572
Europe	34,597	35,150	18,110
Total segment sales	361,526	356,776	213,871
Reconciling item:
Intersegment sales	(66,405)	(54,237)	(31,118)
Net sales	$295,121	$302,539	$182,753
Income (loss) from operations:
North America	$9,026	$4,181	$(205)
Asia	(3,480)	9,357	(16,462)
Europe	1,850	1,622	(684)
	$7,396	$15,160	$(17,351)

Return to Index

The significant shift in the proportion of net sales between the Company’s Asia and North America reportable operating segments during 2011 was primarily due to a $20.0 million increase in sales of a product line within the module product group which is manufactured in China but sold to a customer in North America, and a $40.6 million decrease in sales of magnetic products, which primarily impacted the Company’s Asia segment.  In addition, Cinch sales increased by $10.8 million during 2011 as compared to 2010, primarily in the North America operating segment and to a lesser extent in the Europe operating segment.  In 2010, there was an increase in revenue volume across all operating segments, as well as a shift in the percentage of total net sales among the Company’s reportable operating segments primarily due to the Cinch acquisition. During the year ended December 31, 2010, the Cinch acquisition contributed sales to external customers of $44.3 million and income from operations of $3.6 million to the Company’s North America operating segment and sales to external customers of $10.7 million and income from operations of $1.0 million to the Company’s Europe operating segment.  In addition to the corresponding impact from the shift in sales, income (loss) from operations was also impacted by $3.5 million and $8.1 million of litigation charges recorded in 2011 and 2010, respectively, which primarily impacted Asia’s income from operations.  In 2009, the Company recorded a goodwill impairment charge of $12.9 million in its Asia operating segment.

See Note 11 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K for additional segment disclosures.

Our 2011 Results

During 2011, a decrease in sales within the magnetic product line, which includes Bel’s MagJack products, more than offset a $29.4 million increase in shipments of module products.  Because the module product line typically has higher material content than Bel’s other product lines, this shift in the mix of products sold reduced the gross margin percentage for 2011.  As a result of this, Bel’s sales decreased by 2.5% during 2011 as compared to 2010, while cost of sales increased by 2.3% compared to 2010.  The 2011 financial results were also impacted by $3.5 million of litigation charges, partially offset by reduced labor costs due to a smoother transition out of the Lunar New Year in 2011 as compared to 2010.  The Company reported net income of $3.8 million for the year ended December 31, 2011.  Additional details related to these factors affecting Bel’s 2011 results are described in the Results of Operations section below.

Results of Operations

           The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	82.9	79.1	88.3
Selling, general and administrative expenses	13.3	13.4	16.4
Impairment of assets	-	-	7.0
Litigation charges	1.2	2.7	-
Restructuring charges	0.1	-	0.2
Gain on sale of property, plant and equipment	-	0.1	2.6
Realized gain on sale of investments	-	-	3.9
Interest income and other, net	0.1	0.1	0.3
Earnings (loss) before provision (benefit) for income taxes	2.7	5.1	(5.3)
Income tax provision (benefit)	1.4	0.6	(0.8)
Net earnings (loss)	1.3	4.5	(4.5)

Return to Index

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2011 compared	2010 compared
	with 2010	with 2009

Net sales	(2.5)%	65.5%
Cost of sales	2.3	48.1
Selling, general and administrative expenses	(2.9)	34.6
Net earnings/loss	(72.4)	264.2

Sales

The Company experienced significant offsetting fluctuations in sales among its product groups in 2011, which resulted in a 2.5% decrease in net sales as compared to 2010.  Net sales increased by 65.5% during 2010 as compared to 2009.  The increase in sales during 2010 related primarily to improved market conditions, which resulted in an increase in legacy-Bel revenue of $64.7 million.  The remaining increase for 2010 related to the addition of Cinch revenue of $55.1 million.

The Company’s net sales by major product line as a percentage of consolidated net sales for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended
	December 31,
	2011		2010		2009
Interconnect	$107,346	36%	$101,059	33%	$32,447	18%
Modules	90,475	31%	61,092	20%	54,323	30%
Magnetics	87,104	30%	127,664	43%	86,326	47%
Circuit protection	10,196	3%	12,724	4%	9,657	5%
	$295,121	100%	$302,539	100%	$182,753	100%

Sales related to the Cinch acquisition, which are included in the interconnect product group above, have shown steady growth in 2011.  The most significant shift in product mix relates to a $40.6 million decrease in sales of the Company’s magnetic products partially offset by $29.4 million increase in sales of modules products.  The Company anticipates future growth to be primarily within Bel’s modular and interconnect product lines.

The Company continues to have limited visibility as to future customer requirements and as such, the Company cannot predict with any degree of certainty sales revenues for 2012.  The Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes.  Product demand and sales volume will affect how we price our products.  Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation.  In general, as products become mature, average selling prices decrease.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the years ended December 31, 2011, 2010 and 2009 were comprised of the following:

	Year Ended
	December 31,
	2011	2010	2009
Material	50.4%	44.7%	55.3%
Labor	10.9%	13.9%	11.5%
Research and development	4.1%	3.8%	4.3%
Other expenses	17.5%	16.7%	17.2%
Total cost of sales	82.9%	79.1%	88.3%

Return to Index

2011 as Compared to 2010

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to an increase in material costs resulting from the shift in product mix from magnetic to module product groups noted above.  The module product group has a greater percentage of material content thus lower gross margins than Bel’s other product groups.  There were some increases in material costs due to higher prices for commodities, such as gold and copper, that are included in many of the components and materials that Bel purchases. The labor costs in 2011 reflected a smoother transition out of the Lunar New Year holiday in PRC than that experienced in 2010.  During the first half of 2010, Bel was faced with meeting the demand of an extremely high backlog of orders coming out of the Lunar New Year holiday, which resulted in excessive recruiting and training expenses, and the related production inefficiencies and overtime incurred to meet this demand.  While the workforce was more stabilized in 2011, labor costs were impacted by increases in mandated minimum wage and overtime rates. The variance in other expenses primarily relates to a $1.2 million increase in overhead costs in 2011 as compared to 2010.  Approximately $0.4 million of this increase is due to the inclusion of a full year of Cinch activity in 2011 versus only eleven months in 2010.  The remainder of the increase relates to higher operating costs at manufacturing facilities in Zhongshan, PRC and Reynosa, Mexico.

Included in cost of sales are R&D expenses of $12.0 million and $11.4 million for the years ended December 31, 2011 and 2010, respectively.   Approximately $0.3 million of the increase in 2011 was due to the inclusion of a full year of Cinch R&D expenses versus only eleven months in 2010, while the development of the aforementioned new product line within the module group and investment in other new product development contributed to the remainder of the increase.

2010 as Compared to 2009

The decrease in material costs as a percentage of consolidated net sales in 2010 resulted primarily from a shift in product mix.  The Company’s module products have a higher material content as compared to the Company’s interconnect products.  As shown in the table above, the Company’s net sales of module products decreased from 30% of net sales  in 2009 to 20% in 2010, while net sales of interconnect products increased from 18% of net sales in 2009 to 33% in 2010.  Labor costs as a percentage of consolidated net sales increased during 2010 as a result of training expenses, production inefficiencies and additional overtime charges associated with the hiring of over 4,000 new production workers over the past year, which was necessary to accommodate the increase in demand for Bel’s products.  In addition, labor costs for the second half of 2010 included the 21% increase in the minimum wage levels in the PRC, as discussed in “Trends Affecting our Business” above.  The Company also sold a higher proportion of its magnetic and interconnect products, primarily due to the addition of Cinch products, during 2010 as compared to 2009, and these product lines have a higher assembly labor requirement.  While R&D expenses decreased as a percentage of sales, the dollar amount increased to $11.4 million in 2010 from $7.8 million in 2009.  The increase in R&D expenses related to the inclusion of Cinch’s R&D expenses since its acquisition in January 2010 as well as higher legacy-Bel R&D expenses related to power products and ICMs.  Other expenses in 2009 included a $2.1 million license fee related to the Murata patent infringement claim, which did not recur in 2010.

Selling, General and Administrative Expenses (“SG&A”)

A summary of variances within SG&A expense is as follows (dollars in thousands):

	(Favorable) Unfavorable Variances in SG&A
	Year Ended
	December 31,	Year Ended
	2011 vs. 2010	December 31, 2010 vs. 2009
	Consolidated	Consolidated	Legacy-Bel	Cinch
Sales commissions	$(466)	$1,892	$1,060	$832
Salaries and fringes	770	2,755	(809)	3,564
Incentive compensation	(2,070)	2,528	2,263	265
Fraud-related costs	121	(594)	(594)	-
Acquisition-related costs	(138)	(205)	(260)	55
Travel expenses	(112)	873	539	334
Office expenses	378	1,642	100	1,542
Other legal and professional fees	354	716	475	241
Severance charges	(109)	(191)	(372)	181
Fair value of COLI investments
(SG&A portion only)	208	160	160	-
Foreign exchange	(96)	58	(76)	134
Other	1	754	(244)	998
	$(1,159)	$10,388	$2,242	$8,146

Return to Index

2011 as Compared to 2010

SG&A expense in 2011 was relatively flat compared to 2010 in both overall dollar amount and as a percentage of sales; however, there were fluctuations among SG&A expense categories that largely offset each other.  The 2011 expense reflects a reduction in sales commissions due to a higher proportion of non-commissioned sales in 2011 and a smaller bonus accrual based upon financial results in 2011, partially offset by wage increases effective January 1, 2011, increased legal costs associated with the Halo and SynQor lawsuit activity and an additional month of Cinch’s salaries and office expenses as compared to 2010.

2010 as Compared to 2009

As Cinch SG&A expenses have been included in Bel’s results only since the Acquisition Date, 100% of such Cinch expenses are included in the variances above.  The variances in the “Legacy-Bel” column above show an increase in sales commissions due to an increase in Bel sales as compared to the comparable periods of 2009, a bonus accrual based upon financial results in 2010, acquisition-related costs associated with the acquisition of Cinch, and increased legal fees related to patent litigation, offset by a reduction in salaries and fringes due to headcount reductions.

Litigation Charges

During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. Both of these lawsuits are further described in Note 15 to the accompanying consolidated financial statements.

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

Restructuring Charges

The Company recorded $0.3 million of restructuring charges in 2011 related to the realignment of its Cinch UK operations.  These charges were primarily associated with severance costs.  In connection with the termination of its manufacturing operations at the Company's DC-DC manufacturing facility in Westborough, the Company incurred restructuring charges of $0.4 million in 2009, primarily related to the facility lease obligation.

Gain on Sale of Property, Plant and Equipment

The Company recorded net gains of $0.1 million during the year ended December 31, 2011, primarily related to a $0.2 million gain on insurance proceeds associated with snow damage to the manufacturing facility in Vinita, Oklahoma.  This gain was partially offset by losses recorded in connection with the disposal of various equipment.  During the year ended December 31, 2010, the Company recognized net gains of $0.4 million primarily related to the sale of a property in Hong Kong.  During the year ended December 31, 2009, the Company recognized a previously deferred gain from the sale of property in Jersey City, New Jersey in the amount of $4.6 million.

Realized Gain on Sale of Investments

During the year ended December 31, 2011, the Company realized a $0.1 million gain on the partial sale of its investment in Pulse Electronics Corporation (“Pulse”) common stock.  During the year ended December 31, 2009, the Company sold its remaining investments in Power-One Inc. (“Power-One”) common stock and Toko Inc. (“Toko”) common stock.  These sales resulted in an aggregate net gain for financial reporting purposes of $6.9 million which was recorded during 2009.  The Company also realized $0.2 million in gains associated with redemptions of its investment in the Columbia Strategic Cash Portfolio (“Columbia Portfolio”) during the year ended December 31, 2009.

Return to Index

Provision (Benefit) for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision for income taxes for the year ended December 31, 2011 was $4.1 million compared to $1.9 million for the year ended December 31, 2010.  The Company’s earnings before income taxes for the year ended December 31, 2011 are approximately $7.7 million lower than in 2010.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 52.2% and 12.4% for the years ended December 31, 2011 and 2010, respectively.   The increase in the effective tax rate during the year ended December 31, 2011 compared to 2010 is primarily caused by an increase in pretax profit in North America and Europe segments, where tax rates are higher, and a pretax loss with no tax benefit in Asia.  In addition, the tax provision for income taxes in 2010 was lower, in part, due to the expiration of certain statutes of limitations which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million, partially offset by an increase in the liability for uncertain tax positions in the amount of $1.0 million which arose during the year ended December 31, 2010.  During 2011, the Company paid or accrued $3.1 million in net litigation costs which resulted in a negligible tax benefit. During 2010, the Company accrued an $8.1 million liability in connection with a lawsuit, discussed above, which resulted in a tax benefit of $0.1 million.

The provision for income taxes for the year ended December 31, 2010 was $1.9 million compared to a tax benefit of $1.4 million for the year ended December 31, 2009.  The Company earned a profit before income taxes for the year ended December 31, 2010 versus a loss for the year ended December 31, 2009 which resulted in $25.3 million higher earnings before income taxes during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision (benefit) from income taxes, was 12.4% and (14.3)% for the years ended December 31, 2010 and December 31, 2009, respectively.  The increase in the effective tax rate during the year ended December 31, 2010 as compared to the year ended December 31, 2009 is principally attributable to higher earnings before taxes in all geographic segments during the year ended December 31, 2010 as compared to losses (or very modest earnings) in all geographic segments during 2009.  During the year ended December 31, 2010, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $1.8 million.  This was offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.0 million which arose during the year ended December 31, 2010.  During 2010, the Company accrued an $8.1 million liability in connection with a lawsuit, discussed above, which resulted in a tax benefit of $0.1 million.  During the year ended December 31, 2009, certain statutes of limitations expired which resulted in a reversal of a previously recognized liability for uncertain tax positions in the amount of $3.9 million offset, in part, by an increase in the liability for uncertain tax positions in the amount of $1.3 million, which arose during the year ended December 31,2009.  Additionally, the Company settled a lawsuit during the year ended December 31, 2009 which resulted in a tax benefit of $0.8 million.  These tax benefits were partially offset by the tax effect of a gain on the sale of property in North America during the year ended December 31, 2009.

The Company has the majority of its products manufactured on the mainland of the PRC, and Bel is not subject to corporate income tax on manufacturing services provided by third parties in the PRC.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5 percent on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle all of the Company’s sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $93.4 million at December 31, 2011.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $21.2 million under the current tax law.  The Company repatriated $0.5 million during 2011.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.2 million, $0.2 million and $0.1 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.7 million and $0.4 million accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

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

Return to Index

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements.  At December 31, 2011, a total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability, which was scheduled to expire on September 15, 2011, was extended until September 2013.

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

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on the Company's profitability was not material.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company's foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 4.7% in 2011 as compared to 2010.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, British Pounds, Czech Korunas, and U.S. Dollars, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.2 million for the year ended December 31, 2010, which were charged to expense.  Realized and unrealized currency losses during the years ended December 31, 2011 and 2009 were not material.  Translation of subsidiaries’ foreign currency financial statements into U.S. Dollars resulted in translation losses of $0.2 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively, which are included in accumulated other comprehensive loss.  Translation gains during the year ended December 31, 2009 were not material.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends, combined with its existing capital base and the Company's available lines of credit, will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital, future expansion of the Company's operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may result in the loss of domestic and foreign credit facilities and preclude the Company from obtaining debt or equity financing in the capital markets on affordable terms or otherwise.

At December 31, 2011 and 2010, $40.2 million and $32.9 million, respectively, of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management’s intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company’s U.S. operations.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

The Company has a $30 million line of credit, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement and as such, there was no balance outstanding as of December 31, 2011 and December 31, 2010.  At each of those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of December 31, 2011.

For information regarding further commitments under the Company’s operating leases, see Note 15 of the notes to the Company’s consolidated financial statements.

On February 28, 2011, the Company announced that it had delivered a letter to Pulse proposing to acquire all of the outstanding shares of Pulse common stock for per share consideration of $6.00, or approximately $249 million in the aggregate.  The Company recorded $0.3 million of expense related to the offer during 2011.  Bel began divesting its ownership of Pulse shares during the second quarter of 2011 and recorded a related gain of $0.1 million.  As of December 31, 2011, the Company still owns 258,928 shares of Pulse common stock.

Return to Index

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of £1.7 million (approximately $2.7 million).  GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components.   GigaCom Interconnect will become part of Bel’s Cinch Connector business.  Management believes that GigaCom’s offering of expanded beam fiber optic products, which are replacing traditional copper-based components due to their superior performance, reliability and lighter weight, will enhance Cinch’s position within the growing aerospace and military markets.

Cash Flows

During the year ended December 31, 2011, the Company's cash and cash equivalents increased by $4.4 million. This resulted primarily from $30.3 million provided by operating activities, $0.4 million of proceeds from the sale of marketable securities and $0.4 million of proceeds from the disposal of property, plant and equipment, offset by $12.8 million transferred to restricted cash related to the SynQor lawsuit, $5.1 million used to purchase marketable securities, $2.9 million paid for the purchase of property, plant and equipment and $3.2 million for payments of dividends.  During the year ended December 31, 2011, cash provided by operating activities was $30.3 million as compared to $7.6 million for the year ended December 31, 2010.  Accounts receivable decreased by $14.2 million in 2011 due to a $15.1 million reduction in sales during the fourth quarter of 2011 as compared to the fourth quarter of 2010.  In addition, the Company experienced a $17.6 million increase in inventory levels during 2010 related to heightened demand for products, which did not recur in 2011.

During the year ended December 31, 2010, the Company's cash and cash equivalents decreased by $40.4 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $2.4 million for the purchase of property, plant and equipment, $6.2 million for the purchase of marketable securities and $3.2 million for payments of dividends, offset by $7.6 million provided by operating activities, $3.4 million in net proceeds from the surrender of company-owned life insurance policies, and $0.6 million of proceeds from the sale of property, plant and equipment.  During the year ended December 31, 2010, cash provided by operating activities was $7.6 million as compared to $29.2 million for year ended December 31, 2009.  This $21.6 million reduction in operating cash flow related primarily to the significant fluctuations in accounts receivable and inventory levels in both 2009 and 2010, commensurate with fluctuating customer demand and the related manufacturing and sales volumes.  In early 2009, customer demand for Bel’s products was down, which resulted in decreased accounts receivable and inventory levels during 2009 followed by a reversal of this trend during the latter part of 2009 and into 2010.

During the year ended December 31, 2009, the Company's cash and cash equivalents increased by $49.3 million from $75.0 million at December 31, 2008 to $124.2 million at December 31, 2009, reflecting approximately $29.2 million provided by operating activities. This resulted primarily from a reduction in 2009 sales volume and the associated decrease in purchases of raw materials and overall reduction in manufacturing of finished products which led to a $11.3 million decrease in accounts receivable and a $14.8 million decrease in inventory on hand as compared to those balances at December 31, 2008.  Other factors contributing to the overall increase in cash and cash equivalents at December 31, 2009 included $20.6 million of proceeds from the sale of marketable securities, $5.3 million from the final redemptions of the Columbia Portfolio, $1.5 million of proceeds from the surrender of company-owned life insurance policies and $2.6 million of proceeds from the sale of property, plant and equipment, primarily from the $2.3 million release of final escrow related to the sale of the Jersey City property, offset, in part, by $2.4 million for the purchase of property, plant and equipment, $0.1 million for the repurchase of the Company’s common stock, $3.5 million for the purchase of marketable securities, $0.4 million in payment for an acquisition, $0.1 million for the purchase of a license agreement and $3.1 million for payments of dividends.  The remaining reduction in cash and cash equivalent relates to $0.3 million which was reclassified to restricted cash as of December 31, 2009.

Cash and cash equivalents, marketable securities, short-term investments and accounts receivable comprised approximately 48.0% and 50.1% of the Company's total assets at December 31, 2011 and December 31, 2010, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.9 to 1 and 4.4 to 1 at December 31, 2011 and December 31, 2010, respectively.

Accounts receivable, net of allowances, were $39.1 million at December 31, 2011, as compared with $53.3 million at December 31, 2010.  The decrease in accounts receivable is primarily due to an 18.0% decrease in fourth quarter sales for 2011 as compared to the fourth quarter of 2010 in addition to a decrease in the Company’s days sales outstanding (DSO) from 57 days at December 31, 2010 to 51 days at December 31, 2011.  Marketable securities increased by $4.0 million as a result of the purchase of new marketable securities during 2011.  Inventories were $53.4 million at December 31, 2011, as compared with $57.0 million at December 31, 2010.

Contractual Obligations

The following table sets forth at December 31, 2011 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes $4.1 million of unrecognized tax benefits as of December 31, 2011, as the Company is unable to make reasonably reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

Return to Index
	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,679	$1,679	$-	$-	$-
Operating leases	8,293	2,847	2,765	1,524	1,157
Raw material purchase obligations	25,187	24,970	217	-	-

Total	$35,159	$29,496	$2,982	$1,524	$1,157

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2011, $9.3 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2011 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $10.5 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

Critical Accounting Policies and Other Matters

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments.  Estimates are used when accounting for amounts recorded in connection with mergers and acquisitions, including determination of the fair value of assets and liabilities.  Additionally, estimates are used in determining such items as current fair values of goodwill and other intangible assets, as well as provisions related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The following accounting policies require accounting estimates that have the potential for significantly impacting Bel’s financial statements.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. As of December 31, 2011 and 2010, the Company had reserves for excess or obsolete inventory of $4.8 million and $4.6 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

At December 31, 2011, the Company’s goodwill consisted of $1.2 million related to its North America reporting unit and $2.9 million related to its Europe reporting unit.   Management has concluded that the fair value of the North America and Europe reporting units exceeds the associated carrying values at December 31, 2011 and that no impairment exists as of that date.  While both reporting units passed the first step of the goodwill impairment test as of December 31, 2011, the fair value of the Company’s Europe reporting unit was determined to be only $0.9 million in excess of its carrying value of $15.1 million.   There can be no assurances that goodwill impairments will not occur in the future.  The valuation model utilizes assumptions which represent management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2011, the Company’s indefinite-lived intangible assets related solely to the trademarks acquired in the Cinch acquisition in January 2010.  Management has concluded that the combined fair value of the Cinch trademarks exceeds the related carrying value at December 31, 2011 and that no impairment existed as of that date.

Long-Lived Assets and Other Intangible Assets

Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2011, 2010 or 2009.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.  Significant judgment is required in determining the worldwide provisions for income taxes.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such asset.  In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy not to recognize tax benefits arising from uncertain tax positions that may not be realized in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.  The accounting literature requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.  Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results.

As of December 31, 2011, the Company had gross foreign income tax net operating and capital losses (“NOL”) of $2.3 million. The Company has established a valuation allowance of $0.4 million against the deferred tax asset related to this amount.  In addition, the Company has gross state income tax NOL’s, capital loss carryforwards, and credit carryforwards totaling $3.5 million.  The Company has established a valuation allowance of $0.8 million against the deferred tax asset related to this amount.  The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.  If our assumptions change and we determine we will be able to realize these amounts, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2011 will be recognized as a reduction of income tax expense.

Return to Index

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective products or in instances where the product does not meet the Company’s quality specifications.  If these conditions exist, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer.  Distributors generally have the right to return up to 5% of their purchases over the previous three to six months and are obligated to purchase an amount at least equal to the return.  If the Company terminates a relationship with a distributor, the Company is obligated to accept as a return all of the distributor’s inventory from the Company.  The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified.  If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns.

The Company has a significant amount of sales with certain customers.  During the year ended December 31, 2011, the Company had two customers with sales in excess of 10% of Bel’s consolidated revenue. Management believes that the individual loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  During the year ended December 31, 2011, the Company had sales of $33.6 million and $32.0 million, representing 11.4% and 10.9% of Bel’s consolidated revenue, to Hon Hai Precision Industry Company Ltd. in the Asia operating segment and Ambient Corporation in the North America operating segment, respectively.

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

New Financial Accounting Standards

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1. “Description of Business and Summary of Significant Accounting Policies” included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Return to Index

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments — The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  See Note 1 to the Company’s consolidated financial statements.

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

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 12, 2012

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$88,241	$83,829
Marketable securities	5,731	1,706
Accounts receivable - less allowance for doubtful accounts
of $771 and $653 at December 31, 2011 and 2010, respectively	39,107	53,312
Inventories	53,361	56,970
Restricted cash, current	12,991	-
Prepaid expenses and other current assets	4,092	2,354
Refundable income taxes	2,871	4,370
Deferred income taxes	1,295	1,023
Total Current Assets	207,689	203,564

Property, plant and equipment - net	39,414	44,793
Restricted cash, noncurrent	-	155
Deferred income taxes	2,814	3,201
Intangible assets - net	10,877	11,291
Goodwill	4,163	4,264
Other assets	11,954	9,904
TOTAL ASSETS	$276,911	$277,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,459	$21,180
Accrued expenses	22,936	22,545
Accrued restructuring costs	-	160
Income taxes payable	224	1,584
Dividends payable	806	799
Total Current Liabilities	42,425	46,268

Long-term Liabilities:
Accrued restructuring costs	-	347
Liability for uncertain tax positions	4,132	2,874
Minimum pension obligation and unfunded pension liability	9,274	7,350
Total Long-term Liabilities	13,406	10,571
Total Liabilities	55,831	56,839

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,635,643 and 9,527,343 shares outstanding, respectively
(net of 3,218,307 treasury shares)	964	953
Additional paid-in capital	25,420	23,725
Retained earnings	196,029	195,477
Accumulated other comprehensive loss	(1,550)	(39)
Total Stockholders' Equity	221,080	220,333
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,911	$277,172

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Net Sales	$295,121	$302,539	$182,753

Costs and expenses:
Cost of sales	244,749	239,185	161,454
Selling, general and administrative	39,284	40,443	30,055
Litigation charges	3,471	8,103	-
Restructuring charges	314	-	413
Impairment of assets	-	-	12,875
Gain on disposal/sale of property, plant and equipment	(93)	(352)	(4,693)
	287,725	287,379	200,104

Income (loss) from operations	7,396	15,160	(17,351)
Gain on sale of investments	119	-	7,129
Interest income and other, net	357	420	527

Earnings (loss) before provision (benefit) for income taxes	7,872	15,580	(9,695)
Income tax provision (benefit)	4,108	1,931	(1,385)

Net earnings (loss)	$3,764	$13,649	$(8,310)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.28	$1.10	$(0.71)
Class B common share - basic and diluted	$0.33	$1.18	$(0.72)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,175,322
Class B common share - basic and diluted	9,597,661	9,504,261	9,363,199

Dividends paid per share:
Class A common share	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
		Comprehensive		Other	Class A	Class B	Additional
		(Loss)	Retained	Comprehensive	Common	Common	Paid-In
	Total	Income	Earnings	Income (Loss)	Stock	Stock	Capital

Balance, January 1, 2009	$217,773		$196,467	$188	$218	$937	$19,963

Cash dividends declared on Class A common stock	(521)		(521)
Cash dividends declared on Class B common stock	(2,622)		(2,622)
Issuance of restricted common stock	-					14	(14)
Termination of restricted common stock	-					(2)	2
Repurchase/retirement of Class A common stock	(92)				(1)		(91)
Foreign currency translation adjustment	43	$43		43
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $2,648	4,321	4,321		4,321
Reclassification adjustment of unrealized holding
gains included in net loss, net of taxes of ($2,629)	(4,289)	(4,289)		(4,289)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(287)						(287)
Unauthorized issuance of common stock	812						812
Return of unauthorized shares of common stock	(456)					(3)	(453)
Stock-based compensation expense	1,731						1,731
Change in unfunded SERP liability, net of taxes of $264	829	829		829
Net loss	(8,310)	(8,310)	(8,310)
Comprehensive loss		$(7,406)

Balance, December 31, 2009	$208,932		$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	$(522)		$(522)
Cash dividends declared on Class B common stock	(2,664)		(2,664)
Issuance of restricted common stock	-					$7	$(7)
Foreign currency translation adjustment	(907)	$(907)		$(907)
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $280	457	457		457
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(131)						(131)
Stock-based compensation expense	2,200						2,200
Change in unfunded SERP liability, net of taxes of ($294)	(681)	(681)		(681)
Net earnings	13,649	13,649	13,649
Comprehensive income		$12,518

Balance, December 31, 2010	$220,333		$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	$(522)		$(522)
Cash dividends declared on Class B common stock	(2,690)		(2,690)
Issuance of restricted common stock	-					$13	$(13)
Termination of restricted common stock	-					(2)	2
Foreign currency translation adjustment	(236)	$(236)		$(236)
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($310)	(507)	(507)		(507)
Reclassification adjustment for unrealized holding
gains included in net earnings, net of taxes of ($45)	(74)	(74)		(74)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(3)						(3)
Stock-based compensation expense	1,709						1,709
Change in unfunded SERP liability, net of taxes of ($306)	(694)	(694)		(694)
Net earnings	3,764	3,764	3,764
Comprehensive income		$2,253

Balance, December 31, 2011	$221,080		$196,029	$(1,550)	$217	$964	$25,420

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$3,764	$13,649	$(8,310)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,667	8,836	6,778
Stock-based compensation	1,709	2,200	1,731
Gain on disposal/sale of property, plant and equipment	(93)	(352)	(4,693)
Realized gain on sale of investments	(119)	-	(7,129)
Impairment of assets	-	-	12,875
Other, net	1,114	715	807
Deferred income taxes	683	725	4,004
Changes in operating assets and liabilities (see below)	14,542	(18,136)	23,095
Net Cash Provided by Operating Activities	30,267	7,637	29,158

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,928)	(2,427)	(2,357)
Purchase of marketable securities	(5,135)	(6,190)	(3,545)
(Purchase of) proceeds from surrender of
company-owned life insurance, net	(2,406)	3,428	1,518
Cash transferred (to) from restricted cash	(12,830)	250	(250)
Payment for acquisition, net of cash acquired	-	(40,424)	(454)
Purchase of intangible asset	-	-	(99)
Proceeds from sale of marketable securities	433	-	20,592
Proceeds from disposal/sale of property, plant and equipment	386	606	2,639
Redemption of investment	-	-	5,286
Net Cash (Used In) Provided by Investing Activities	(22,480)	(44,757)	23,330

Cash flows from financing activities:
Dividends paid to common shareholders	(3,205)	(3,181)	(3,137)
Purchase and retirement of Class A common stock	-	-	(92)
Net Cash Used In Financing Activities	(3,205)	(3,181)	(3,229)

Effect of exchange rate changes on cash	(170)	(101)	17

Net Increase (Decrease) in Cash and Cash Equivalents	4,412	(40,402)	49,276

Cash and Cash Equivalents - beginning of year	83,829	124,231	74,955

Cash and Cash Equivalents - end of year	$88,241	$83,829	$124,231

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Changes in operating assets and liabilities consist of:

Decrease (increase) in accounts receivable	$14,172	$(12,164)	$11,297
Decrease (increase) in inventories	3,561	(17,648)	14,763
Increase in prepaid expenses and other current assets	(1,746)	(833)	(92)
(Increase) decrease in other assets	(140)	(13)	76
(Decrease) increase in accounts payable	(2,683)	1,716	2,905
Increase (decrease) in income taxes payable	1,384	(1,157)	(3,510)
Decrease in accrued restructuring costs	(507)	(157)	(297)
Increase (decrease) in accrued expenses	501	12,120	(2,047)
	$14,542	$(18,136)	$23,095

Supplementary information:

Cash paid during the year for:
Income taxes, net of refunds received	$1,947	$2,172	$(1,909)
Interest	$-	$15	$2

Details of acquisition (see Note 3):
Fair value of identifiable net assets acquired	$-	$38,132	$25
Goodwill	-	2,349	468
Fair value of net assets acquired	$-	$40,481	$493

Fair value of consideration transferred	$-	$40,481	$493
Less: Cash acquired in acquisition	-	(57)	-
Amount held back on acquisition payment	-	-	(39)
Cash paid for acquisition, net of cash acquired	$-	$40,424	$454

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries (“Bel” or the “Company”) design, manufacture and sell electronic components and modules used in the networking, telecommunication, high-speed data transmission, commercial aerospace, military, transportation and consumer electronic industries around the world.  The Company manages its operations geographically through its three reportable operating segments: North America, Asia and Europe.   On January 29, 2010, the Company completed its acquisition of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  The results of Cinch’s business have been included in the Company’s financial statements only for periods subsequent to the completion of the acquisition.  Therefore, the Company’s financial results for 2010 do not reflect a full year of Cinch operations.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, Supplemental Executive Retirement Plan (“SERP”) expense, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CASH EQUIVALENTS - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2011 and 2010, the Company had an allowance for doubtful accounts of $0.8 million and $0.7 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive loss.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  The fair values of marketable securities are based on quoted market prices.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.  During the years ended December 31, 2011 and 2009, the Company recorded net realized gains on sales of investments in the amount of $0.1 million and $7.1 million, respectively.

BUSINESS COMBINATIONS – The Company accounts for business combinations by recognizing the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature.  Acquisition-related costs, including restructuring costs,  are recognized separately from the acquisition and will generally be expensed as incurred.

EFFECTS OF FOREIGN CURRENCY - The Company's European entities, whose functional currencies are Euros, British Pounds, Czech Korunas, and U.S. Dollars, enter into transactions which include sales denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Settlement of such transactions resulted in net realized and unrealized currency exchange losses of $0.2 million for the year ended December 31, 2010, which were charged to expense.  Realized and unrealized currency losses during the years ended December 31, 2011 and 2009 were not material.  The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation losses of $0.2 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively, which are included in accumulated other comprehensive loss.  Translation gains during the year ended December 31, 2009 were not material.

Return to Index

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

For certain customers, the Company provides consigned inventory, either at the customer’s facility or at a third-party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.

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

Return to Index

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

Return to Index

The earnings (loss) and weighted average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	2011	2010	2009
Numerator:
Net earnings (loss)	$3,764	$13,649	$(8,310)
Less Dividends declared:
Class A	522	522	521
Class B	2,690	2,664	2,622
Undistributed earnings (loss)	$552	$10,463	$(11,453)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$98	$1,872	$(2,075)
Class B undistributed earnings (loss)	454	8,591	(9,378)
Total undistributed earnings (loss)	$552	$10,463	$(11,453)

Net earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$620	$2,394	$(1,554)
Class B undistributed earnings (loss)	3,144	11,255	(6,756)
Net earnings (loss)	$3,764	$13,649	$(8,310)

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,174,912	2,174,912	2,175,322
Class B - basic and diluted	9,597,661	9,504,261	9,363,199

Earnings (loss) per share:
Class A - basic and diluted	$0.28	$1.10	$(0.71)
Class B - basic and diluted	$0.33	$1.18	$(0.72)

During the years ended December 31, 2010 and 2009, a weighted average of 14,718 and 42,249 outstanding stock options, respectively, were not included in the foregoing computations for Class B common shares as their effect would be antidilutive.  There were no stock options outstanding during the year ended December 31, 2011.

RESEARCH AND DEVELOPMENT - The Company’s engineering groups are strategically located around the world to facilitate communication with and access to customers’ engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.  Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2011, 2010 and 2009 amounted to $12.0 million, $11.4 million and $7.8 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.  The increase in 2010 and 2011 primarily relates to the inclusion of Cinch’s research and development expenses as well as higher legacy-Bel research and development expenses related to power products and ICMs.

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

Return to Index

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

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”)

ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   This ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will implement the provisions of ASU No. 2011-04 effective January 1, 2012. The Company does not expect the adoption of the provisions of this ASU to have a material effect on its consolidated financial position, results of operations or cash flows nor is it expected to materially modify or expand the Company’s financial statement footnote disclosures.

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

Return to Index

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

During the years ended December 31, 2010 and  2009, the Company expensed $0.3 million and $0.6 million, respectively, of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Cinch’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date.  Cinch contributed revenues of $55.1 million and estimated net earnings of $1.2 million to the Company for the period from the Acquisition Date through December 31, 2010.  The unaudited pro forma information presents the combined operating results of the Company and Cinch.  The following unaudited pro forma consolidated results of operations assume that the acquisition of Cinch was completed as of January 1, 2009 (in thousands):

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

Return to Index

The changes in the carrying value of goodwill classified by reportable operating segment for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance at January 1, 2010:
Goodwill, gross	$28,898	$12,875	$14,066	$1,957
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	1,957	-	-	1,957

Goodwill allocation related to acquisition	2,349	-	1,227	1,122
Foreign currency translation	(42)	-	-	(42)

Balance at December 31, 2010:
Goodwill, gross	31,205	12,875	15,293	3,037
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	4,264	-	1,227	3,037

Foreign currency translation	(101)	-	-	(101)

Balance at December 31, 2011:
Goodwill, gross	31,104	12,875	15,293	2,936
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	$4,163	$-	$1,227	$2,936

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

During the year ended December 31, 2010, the Company recorded $2.3 million of additional goodwill in connection with the acquisition of Cinch.  The goodwill was allocated by segment as noted in the table above.  Management determined that the fair value of the goodwill at December 31, 2011 exceeded its carrying value and that no impairment existed as of that date.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach) .  At December 31, 2011, the Company’s indefinite-lived intangible assets related solely to the trademarks acquired in the Cinch acquisition in January 2010.  Management has concluded that the combined fair value of the Cinch trademarks exceeds the related carrying value at December 31, 2011 and that no impairment existed as of that date.

The components of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents and product information	$2,719	$1,029	$1,690	$2,724	$795	$1,929
Customer relationships	2,541	301	2,240	4,370	1,974	2,396
Non-compete agreements	40	38	2	40	18	22
Trademarks	6,945	-	6,945	6,944	-	6,944

	$12,245	$1,368	$10,877	$14,078	$2,787	$11,291

Return to Index

During the year ended December 31, 2010, the Company recorded $11.4 million of various intangible assets in connection with the Cinch acquisition.  A listing of intangible assets acquired with Cinch and the related weighted-average lives of those assets is detailed in Note 2 of the Company’s 2010 Annual Report on Form 10-K.  The Company also wrote off $1.8 million of fully amortized customer relationships during 2011 and $0.3 million of fully amortized patents during 2010.  Amortization expense was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Estimated
December 31,	Amortization Expense

2012	$379
2013	377
2014	377
2015	377
2016	377

4.	FAIR VALUE MEASUREMENTS

As of December 31, 2011 and 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted primarily of the Company’s investments in a rabbi trust which are intended to fund the Company’s SERP obligations.  These are categorized as available-for-sale securities, and are included as other assets in the accompanying consolidated balance sheet at December 31, 2011 and 2010.

During 2010, the Company purchased marketable equity securities at a purchase price of $1.2 million.  During 2011, the Company purchased additional marketable equity securities at a purchase price of $0.1 million and invested $5.0 million in a mutual fund categorized as a fixed income available-for-sale marketable security.  As of December 31, 2011 and December 31, 2010, these marketable securities had a combined fair value of $5.7 million and $1.7 million, respectively, and gross unrealized (losses) gains of ($0.3) million and $0.5 million, respectively.  Such unrealized (losses) gains are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of the fixed income securities is determined based on other observable inputs, and are therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2011 and 2010.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,786	$5,786	$-	$-
Marketable securities:
Publicly-traded equity securities	727	727	-	-
Fixed income securities	5,004	-	5,004	-
Total	$11,517	$6,513	$5,004	$-

As of December 31, 2010
Available-for-sale securities:
Investments held in Rabbi Trust	$5,924	$5,924	$-	$-
Marketable securities:
Publicly-traded equity securities	1,706	1,706	-	-
Total	$7,630	$7,630	$-	$-

Return to Index

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

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2011 or 2010.

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2011.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  At December 31, 2011, the Company determined that the fair value of its aggregated reporting units exceeded the respective carrying values, and concluded that no impairment of goodwill existed as of that date.  In addition, the Company determined that the fair value of its indefinite-lived intangible assets exceeded the book value at December 31, 2011 and concluded that no impairment existed as of that date.

5.	OTHER ASSETS

At December 31, 2011, the Company has obligations of $9.3 million associated with its supplemental executive retirement plan (“SERP”).  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2011, these assets had a combined fair value of $10.5 million.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  During 2011, the Company purchased $2.4 million of additional COLI policies.  The fair market value of the COLI of $4.7 million and $2.4 million at December 31, 2011 and 2010, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has had a significant effect on the cash surrender value of the COLI policies.  As a result, the Company recorded (expense) income to account for the (decrease) increase in cash surrender value in the amount of $(0.1) million and $0.2 million during the years ended December 31, 2011 and 2010, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011 and 2010.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2011 and 2010, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $5.6 million. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2011 and 2010, the fair market value of these investments was $5.8 million and $5.9 million, respectively.  The gross unrealized gain of $0.2 million and $0.3 million at December 31, 2011 and 2010, respectively, has been included, net of tax, in accumulated other comprehensive loss.

Return to Index

6.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2011	2010
Raw materials	$27,975	$35,157
Work in progress	7,025	5,930
Finished goods	18,361	15,883
	$53,361	$56,970

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2011	2010
Land	$3,396	$3,400
Buildings and improvements	24,844	24,803
Machinery and equipment	67,823	67,961
Construction in progress	1,487	1,332
	97,550	97,496
Accumulated depreciation	(58,136)	(52,703)
	$39,414	$44,793

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $8.0 million, $8.3 million and $6.3 million, respectively.

During the year ended December 31, 2009, upon the resolution of various environmental matters with the State of New Jersey, the Company recognized a previously-deferred $4.6 million gain related to the 2007 sale of land in Jersey City, New Jersey.

8.           INCOME TAXES

At December 31, 2011 and 2010, the Company has approximately $4.1 million and $3.8 million, respectively, of liabilities for uncertain tax positions ($0 and $0.9 million, respectively, included in income taxes payable and $4.1 million and $2.9 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2005 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company believes the audit is a result of various carryback claims to the years ended December 31, 2004, 2005 and 2006.  As the statute of limitations for the years 2004, 2005 and 2006 has expired, any tax adjustment proposed by the IRS for these years would be limited to the amount of the carryback claims of approximately $2.5 million.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements.  At December 31, 2011, a total of $1.0 million of previously recorded liabilities for uncertain tax positions relates to the 2007 tax year.  The statute of limitations related to this liability, which was scheduled to expire on September 15, 2011, was extended until September 2013.

Return to Index

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (dollars in thousands):

	2011	2010	2009
Liability for uncertain tax positions - January 1	$3,835	$4,722	$7,345
Additions based on tax positions
related to the current year	297	948	1,277
Expiration of statutes of limitations	-	(1,835)	(3,900)
Liability for uncertain tax positions - December 31	$4,132	$3,835	$4,722

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.2 million, $0.2 million and $0.1 million, respectively, of such interest and penalties in the consolidated statements of operations.  The Company has approximately $0.7 million and $0.4 million accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The Company’s total earnings (loss) before provision (benefit) for income taxes included earnings from domestic operations of $9.6 million, $3.6 million and $6.8 million for 2011, 2010 and 2009, respectively, and earnings (loss) from foreign operations of ($1.7) million, $12.0 million and ($16.5) million for 2011, 2010 and 2009, respectively.

The provision (benefit) for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$2,585	$221	$(5,383)
Foreign	478	804	12
State	362	182	(18)
	3,425	1,207	(5,389)
Deferred:
Federal	599	(133)	4,229
State	102	189	302
Foreign	(18)	668	(527)
	683	724	4,004

	$4,108	$1,931	$(1,385)

Return to Index

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Tax provision (benefit) computed at the
federal statutory rate	$2,676	34%	$5,297	34%	$(3,296)	34%
Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	1,526	20%	(2,377)	-15%	720	-8%

Increase in (reversal of) liability for uncertain
tax positions - net	297	4%	(887)	-6%	(2,623)	27%

Permanent tax differences related to goodwill
impairment with no tax benefit	-	0%	-	0%	4,378	-45%

Utilization of research and development and foreign
tax credits	(762)	-10%	(549)	-4%	(674)	7%

State taxes, net of federal benefit	341	4%	309	2%	290	-3%

Other, including qualified production activity credits,
SERP/COLI income, fair value of vested stock awards,
overaccruals and amortization of purchase
accounting intangibles	30	0%	138	1%	(180)	2%
Tax provision (benefit) computed at the Company's
effective tax rate	$4,108	52%	$1,931	12%	$(1,385)	14%

As of December 31, 2011, the Company has gross foreign income tax net operating losses (“NOL”) and capital loss carryforwards of $2.3 million  The Company has established a valuation allowance of $0.4 million against the deferred tax asset related to this amount.  In addition, the Company has gross state income tax NOLs, capital loss carryforwards and credit carryforwards of $3.5 million. The Company has established a valuation allowance of $0.8 million against the deferred tax asset related to this amount.  The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.

In connection with the Cinch acquisition, the Company acquired certain tax assets and liabilities.  Cinch Europe had net operating loss and capital loss carryforwards in the amounts of $0.6 million and $0.2 million, respectively, as of the acquisition date.  The related tax benefits were $0.2 million and $0.1 million, respectively.  The capital loss carryforward was acquired with a valuation allowance, which the Company maintained at December 31, 2011.  During the year ended December 31, 2010, the entire $0.6 million net operating loss was utilized.  Additionally, Cinch Europe had a deferred tax liability in the amount of $0.1 million for various timing differences and $0.1 million in refundable income taxes.  At the time of the acquisition, Cinch U.S. had a deferred tax asset in the amount of $0.1 million relating to vacation accruals.  Cinch Mexico was acquired with a refundable income tax in the amount of $0.1 million, which was applied to current year income tax for 2010.  The Company has received a fair market value report of property, plant and equipment, and intangibles related to Cinch Europe and Cinch Mexico which resulted in the establishment of deferred tax liabilities at the date of acquisition in the amounts of $0.4 million and an immaterial amount, respectively. At December 31, 2011, a deferred tax liability of $0.3 million remains on the consolidated balance sheet.  None of the reversals of the deferred tax asset or deferred tax liabilities or use of NOL carryforwards acquired from the Cinch acquisition will impact the consolidated statement of operations.

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

Return to Index

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $93.4 million at December 31, 2011.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $21.2 million under the current tax law.  The Company repatriated $0.5 million during 2011.

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

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2011	2010
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
State tax credits	$766	$519
Reserves and accruals	1,195	923
Valuation allowance	(666)	(419)
	$1,295	$1,023

Deferred Tax Assets - noncurrent:
Unfunded pension liability	$941	$635
Depreciation	(369)	161
Amortization	243	526
Federal, state and foreign net operating loss
and credit carryforwards	566	1,060
Restructuring expenses	-	193
Other accruals	1,999	1,670
Valuation allowances	(566)	(1,044)
	$2,814	$3,201

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle all of the Company’s sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the People’s Republic of China (“PRC”).  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.

9.	DEBT

At December 31, 2011 and 2010, a $30 million line of credit, which expires on June 30, 2014, was available to the Company to borrow.  During early 2011, an amendment to the prior credit agreement was finalized whereby the amount available to borrow was increased from $20 million to $30 million.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  There have not been any borrowings under the credit agreement during 2011 or 2010 and, as a result, there was no balance outstanding as of December 31, 2011 or 2010.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  At December 31, 2011, the Company was in compliance with its debt covenants.

Return to Index

10.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010
Sales commissions	$1,291	$1,740
Subcontracting labor	2,343	2,467
Salaries, bonuses and related benefits	5,315	7,405
Litigation reserve	11,549	8,103
Other	2,438	2,830
	$22,936	$22,545

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the years ended December 31, 2010 and 2011 are as follows (dollars in thousands):

	Facility Lease	Termination
	Obligation	Benefit Charges	Total

Liability balance at January 1, 2010	$664	$-	$664

Cash payments	(157)	-	(157)

Liability balance at December 31, 2010	507	-	507

New charges	-	343	343
Cash payments	(478)	(343)	(821)
Other settlement of liability	(29)	-	(29)

Liability balance at December 31, 2011	$-	$-	$-

During the year ended December 31, 2011, the Company recorded $0.3 million in restructuring charges related primarily to severance costs associated with the reorganization of Cinch operations in the UK.  The Company also settled its remaining lease obligation related to the Westborough, Massachusetts facility during 2011, which resulted in an immaterial gain.  During the year ended December 31, 2009, the Company recorded $0.4 million in restructuring charges related to the 2008 closure of the Westborough, Massachusetts facility, including $0.1 million of severance charges and $0.3 million related to its facility lease obligations

Return to Index

11.           BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2011	2010	2009
Net Sales to External Customers:
North America	$134,804	$111,888	$41,898
Asia	126,941	156,635	123,764
Europe	33,376	34,016	17,091
	$295,121	$302,539	$182,753

Net Sales:
North America	$149,114	$125,383	$51,189
Asia	177,815	196,243	144,572
Europe	34,597	35,150	18,110
Less intergeographic
revenues	(66,405)	(54,237)	(31,118)
	$295,121	$302,539	$182,753

Income (Loss) from Operations:
North America	$9,026	$4,181	$(205)
Asia	(3,480)	9,357	(16,462)
Europe	1,850	1,622	(684)
	$7,396	$15,160	$(17,351)

Total Assets:
North America	$115,552	$110,984
Asia	148,950	155,414
Europe	12,409	10,774
	$276,911	$277,172

Capital Expenditures:
North America	$1,121	$870	$353
Asia	1,733	1,371	1,979
Europe	74	186	25
	$2,928	$2,427	$2,357

Depreciation and Amortization Expense:
North America	$4,046	$3,862	$1,535
Asia	4,137	4,513	5,087
Europe	484	461	156
	$8,667	$8,836	$6,778

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

The following items are included in the income (loss) from operations presented above:

Litigation Charges – During the year ended December 31, 2011, the Company recorded $3.5 million of litigation charges related to the SynQor and Halo lawsuits.  During the year ended December 31, 2010, the Company recorded $8.1 million of litigation charges related to the SynQor lawsuit.  These charges impacted income from operations primarily within the Company’s Asia reportable operating segment.

Return to Index

Impairment of Assets – During the third quarter of 2009, the Company conducted an interim valuation test related to the Company’s goodwill by operating segment.  As a result of the reduction in fair value of the Asia operating segment, the Company recorded charges of $12.9 million related to the impairment of goodwill of its Asia operating segment during 2009.

Restructuring Charges – The Company incurred restructuring costs of $0.3 million during 2011 related to severance costs associated with the reorganization of its Cinch operations in the UK.  In connection with the closure of its Westborough, Massachusetts facility, the Company incurred $0.4 million of restructuring costs in 2009 related primarily to the facility lease obligation.

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

	2011	2010	2009
Net Sales by Geographic Area:

United States	$134,804	$111,888	$41,898
Macao	126,941	156,635	123,764
Germany	17,937	20,027	13,959
United Kingdom	11,927	10,747	-
Czech Republic	3,512	3,242	3,132
Consolidated net sales	$295,121	$302,539	$182,753

Net Sales by Major Product Line:

Interconnect	$107,346	$101,059	$32,447
Modules	90,475	61,092	54,323
Magnetics	87,104	127,664	86,326
Circuit protection	10,196	12,724	9,657
Consolidated net sales	$295,121	$302,539	$182,753

Net sales from external customers are attributed to individual countries based on the geographic source of the billing for such customer sales.

The following is a summary of long-lived assets by geographic area as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Long-lived Assets by Geographic Location:

United States	$30,204	$30,904
People's Republic of China (PRC)	18,611	20,999
All other foreign countries	2,553	2,794
Consolidated long-lived assets	$51,368	$54,697

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

Return to Index

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 41% of its identifiable assets are located in Asia.

Net Sales to Major Customers

In 2011, there were two customers with sales in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $65.7 million during the year ended December 31, 2011, representing 22.3% of total sales.  In 2010, the Company had sales to two customers in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $74.6 million during the year ended December 31, 2010, representing 24.7% of total sales.  The Company had sales to three customers in excess of ten percent of consolidated net sales in 2009.  The combined revenue from these three customers was $71.9 million during the year ended December 31, 2009, representing 39.4% of total sales.  Sales related to these significant customers were primarily reflected in the North America and Asia operating segments during 2011 and 2010, and in the Asia operating segment in 2009.

12.         RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic profit sharing plan and a contributory stock ownership and savings 401(k) plan, which combines stock ownership and individual voluntary savings provisions to provide retirement benefits for plan participants.  The plan provides for participants to voluntarily contribute a portion of their compensation, subject to certain legal maximums.  The Company will match, based on a sliding scale, up to $350 for the first $600 contributed by each participant.  Matching contributions plus additional discretionary contributions are made with Company stock purchased in the open market.  The expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $0.9 million, $0.7 million and $0.4 million, respectively. As of December 31, 2011, the plans owned 15,920 and 243,547 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.  The Company amended its 401(k) plan effective January 1, 2012.  Under the new plan design, the Company will match 100% of the first 1% of employee deferrals and 50% of the next 5% of employee deferrals.  Matching contributions will be made in cash beginning in 2012.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $0.3 million in each year. As of December 31, 2011, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest 5 consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and 5 years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following 4 years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $0.9 million, $0.8 million and $0.9 million, respectively.

Return to Index

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Service Cost	$371	$340	$383
Interest Cost	404	336	352
Net amortization	149	133	147
Net periodic benefit cost	$924	$809	$882

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010
Fair value of plan assets, January 1	$-	$-
Company contributions	-	56
Benefits paid	-	(56)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	7,350	5,622
Service cost	371	340
Interest cost	404	336
Benefits paid	-	(56)
Actuarial losses	1,149	1,108
Benefit obligation, December 31	$9,274	$7,350
Funded status, December 31	$(9,274)	$(7,350)

The Company has recorded the related liability of $9.3 million and $7.4 million as a long-term liability in its consolidated balance sheets at December 31, 2011 and 2010, respectively.  The accumulated benefit obligation for the SERP was $7.5 million and $5.8 million as of December 31, 2011 and 2010, respectively.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined fair value of $10.5 million and $8.4 million at December 31, 2011 and 2010, respectively.  See Note 5 for additional information on these investments.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million and $0.1 million, respectively.  The Company does not expect to make any contributions to the SERP in 2012.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2012, as the plan has no assets.

Return to Index

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2012	$-
2013	136
2014	179
2015	234
2016	234
2017 - 2021	2,157

The following gross amounts are recognized in accumulated other comprehensive loss, net of tax (dollars in thousands):

	2011	2010
Prior service cost	$1,010	$1,143
Net loss	2,065	932
	$3,075	$2,075

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2011	2010	2009
Net periodic benefit cost
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Benefit obligation
Discount rate	4.50%	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

13.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2002 Equity Compensation Plan, which expires in April 2012, provided for the issuance of 2.4 million common shares, 456,850 shares of which remained available for future issuance as of December 31, 2011.  In 2011, the 2011 Equity Compensation Plan was approved by Bel shareholders and provides for the issuance of 1.4 million shares of the Company’s Class B common stock.  At December 31, 2011, the full 1.4 million shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $1.7 million, $2.2 million and  $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the years ended December 31, 2011,  2010 and 2009.  At December 31, 2011 and 2010, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2011, 2010 and 2009, the Company issued 128,300, 68,900 and 141,300 Class B common shares, respectively, under a restricted stock plan to various officers and employees.

Return to Index

A summary of the restricted stock activity under the Program as of December 31, 2011 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2011	276,425	$22.30	3.4 years
Granted	128,300	18.80
Vested	(63,200)	24.58
Forfeited	(20,000)	21.91
Outstanding at December 31, 2011	321,525	$20.48	3.3 years

As of December 31, 2011, there was $4.3 million of total pretax unrecognized compensation cost included within additional paid-in-capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.4 years.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

14.         COMMON STOCK

During 2000, the Board of Directors of the Company authorized the purchase of up to ten percent of the Company’s outstanding common shares. As of December 31, 2011, the Company had purchased and retired 23,600 Class B common shares at a cost of approximately $0.8 million and had purchased and retired 527,817 Class A common shares at a cost of approximately $16.8 million.  No shares of Class A or Class B common stock were repurchased during the years ended December 31, 2011, 2010 or 2009.

As of December 31, 2011, to the Company’s knowledge, there were two shareholders of the Company’s common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2011, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2011, to the Company’s knowledge, these shareholders owned 31.6% and 14.5%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

Throughout 2009, 2010 and 2011, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2011, 2010 and 2009, the Company declared dividends totaling $3.2 million, $3.2 million and $3.1 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

Return to Index

15.         COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2012	$2,847
2013	1,577
2014	1,188
2015	1,140
2016	384
Thereafter	1,157
$8,293

Rental expense for all leases was approximately $3.3 million, $3.4 million and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $25.2 million and $30.2 million at December 31, 2011 and December 31, 2010, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $1.7 million and $1.7 million at December 31, 2011 and December 31, 2010, respectively.

Legal Proceedings

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company is in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case is on appeal to the Federal Circuit.  The amount of the bond is reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2011.

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

Return to Index

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This is included as a litigation charge in the accompanying consolidated statement of operations for the year ended December 31, 2011.  Bel also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claimed that Halo infringed a patent covering certain integrated connector modules made by Halo.  The Company was seeking an unspecified amount of damages plus interest, costs and attorney fees.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby Halo agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income has been included in net sales in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010 are summarized below (dollars in thousands)

	2011	2010

Foreign currency translation adjustment	$646	$882
Unrealized holding (loss) gain on available-for-sale
securities, net of taxes of ($33) and $322 as of
December 31, 2011 and 2010	(62)	519
Unfunded SERP liability, net of taxes of $(941) and
$(635) as of December 31, 2011 and 2010	(2,134)	(1,440)

Accumulated other comprehensive loss	$(1,550)	$(39)

17.         RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 31.6%.  However, as discussed in Note 14, GAMCO’s voting rights are currently suspended.

Return to Index

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

19.          SUBSEQUENT EVENT

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of £1.7 million (approximately $2.7 million).  GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components.   GigaCom Interconnect will become part of Bel’s Cinch Connector business.  Management believes that GigaCom’s offering of expanded beam fiber optic products, which are replacing traditional copper-based components due to their superior performance, reliability and lighter weight, will enhance Cinch’s position within the growing aerospace and military markets.   All other disclosure requirements related to this acquisition are impracticable as of the filing date of this Form 10-K, given its proximity to the closing date.

20.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results (unaudited) for the years ended December 31, 2011 and 2010 are summarized as follows (in thousands, except per share data):

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2011	2011 (b)	2011	2011	2011 (a)

Net sales	$71,403	$79,173	$75,903	$68,642	$295,121

Cost of sales	57,132	65,368	63,865	58,384	244,749

Net earnings (loss)	3,244	(574)	1,012	82	3,764

Earnings (loss) per share:
Class A common share - basic and diluted	$0.26	$(0.05)	$0.08	$0.00	$0.28
Class B common share - basic and diluted	$0.28	$(0.05)	$0.09	$0.01	$0.33

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010 (c)	2010 (c)	2010 (c)	2010 (b)	2010 (a)

Net sales	$56,069	$77,732	$85,041	$83,697	$302,539

Cost of sales	47,157	61,570	64,797	65,661	239,185

Net earnings (loss)	(120)	4,790	10,001	(1,022)	13,649

Earnings (loss) per share:
Class A common share - basic and diluted	$(0.02)	$0.39	$0.82	$(0.09)	$1.10
Class B common share - basic and diluted	$(0.01)	$0.42	$0.86	$(0.09)	$1.18

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)
The net loss for the quarter ended June 30, 2011 includes $2.8 million of net litigation charges related to the SynQor and Halo lawsuits ($2.6 million after tax).  The net loss for the quarter ended December 31, 2010 includes a litigation charge of $8.1 million related to the SynQor lawsuit ($8.0 million after tax).

(c)
Amounts have been restated to reflect adjustments previously reported during the measurement period related to the Cinch acquisition as if all such adjustments had been recognized on the date of acquisition.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2011:
Allowance for doubtful accounts	$653	$125	$12	$(19)	$771
Allowance for excess and obsolete inventory	$4,607	$1,042	$(3)	$(870)	$4,776
Deferred tax assets - valuation allowances	$1,463	$146	$-	$(377)	$1,232

Year ended December 31, 2010:
Allowance for doubtful accounts	$596	$35	$29	$(7)	$653
Allowance for excess and obsolete inventory	$2,767	$2,560	$(14)	$(706)	$4,607
Deferred tax assets - valuation allowances	$878	$614	$-	$(29)	$1,463

Year ended December 31, 2009:
Allowance for doubtful accounts	$660	$36	$6	$(106)	$596
Allowance for excess and obsolete inventory	$4,051	$(849)	$(26)	$(409)	$2,767
Deferred tax assets - valuation allowances	$971	$231	$-	$(324)	$878

(a) Write offs

(b) Includes foreign currency translation adjustments

S-1

Return to Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2011, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2011, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

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

Return to Index

Item 10.      Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.      Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2002 Equity Compensation Plan (expires April 4, 2012)	-	$-	456,850
2011 Equity Compensation Plan	-	-	1,400,000
	-	-	1,856,850

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	1,856,850

Item 13.              Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.              Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)	Financial Statements

1. Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for Each of the Three
	Years in the Period Ended December 31, 2011	F-3

Consolidated Statements of Stockholders' Equity for Each of the
	Three Years in the Period Ended December 31, 2011	F-4

Consolidated Statements of Cash Flows for Each of the
	Three Years in the Period Ended December 31, 2011	F-5

	Notes to Consolidated Financial Statements	F-7

2. Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

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

10.2
Credit and Guaranty Agreement, dated as of February 12, 2007, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007 and incorporated herein by reference.

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

10.5
First Amendment to Credit and Guaranty Agreement dated as of April 30, 2008, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

Return to Index

10.6
Second Amendment to Credit and Guaranty Agreement dated as of June 30, 2009, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.7
Stock purchase agreement by and among Safran USA, Inc., Safran UK Limited and Bel Fuse Inc., dated as of December 28, 2009.  Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.8
Third Amendment to Credit and Guaranty Agreement dated as of January 29, 2010, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.9*
Fourth Amendment to Credit and Guaranty Agreement dated as of September 27, 2010, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

10.10*
Fifth Amendment to Credit and Guaranty Agreement dated as of February 16, 2011, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

10.11†	2011 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of attorney (included on the signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

Return to Index

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

Dated: March 12, 2012

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 12, 2012
Daniel Bernstein	and Director

/s/ Howard Bernstein	Director	March 12, 2012
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 12, 2012
Robert H. Simandl

/s/ Peter Gilbert	Director	March 12, 2012
Peter Gilbert

/s/ John Tweedy	Director	March 12, 2012
John Tweedy

/s/ John Johnson	Director	March 12, 2012
John Johnson

/s/ Avi Eden	Director	March 12, 2012
Avi Eden

/s/ Mark Segall	Director	March 12, 2012
Mark Segall

/s/ Colin Dunn	Vice President of Finance and Secretary	March 12, 2012
Colin Dunn