Form 10-Q
period 2012-03-31
BEL FUSE INC /NJ
filed 2012-05-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2012
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,627,693

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	1

		Condensed Consolidated Balance Sheets as of March 31, 2012
		and December 31, 2011 (unaudited)	2

		Condensed Consolidated Statements of Operations for the Three
		Months Ended March 31, 2012 and 2011 (unaudited)	3

		Condensed Consolidated Statements of Comprehensive Income for
		the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2012 and 2011 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 13

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	14 - 19

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	20

	Item 4.	Controls and Procedures	20

Part II		Other Information

	Item 1.	Legal Proceedings	20

	Item 6.	Exhibits	21

	Signatures		22

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$86,255	$88,241
Marketable securities	5,673	5,731
Accounts receivable - less allowance for doubtful accounts of $739
and $771 at March 31, 2012 and December 31, 2011, respectively	37,487	39,107
Inventories	56,855	53,361
Restricted cash, current	12,992	12,991
Prepaid expenses and other current assets	4,829	4,092
Refundable income taxes	1,619	2,871
Deferred income taxes	1,607	1,295
Total Current Assets	207,317	207,689

Property, plant and equipment - net	38,634	39,414
Deferred income taxes	3,288	2,814
Intangible assets - net	10,848	10,877
Goodwill	6,903	4,163
Other assets	12,346	11,954
TOTAL ASSETS	$279,336	$276,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,261	$18,459
Accrued expenses	22,344	22,936
Income taxes payable	356	224
Dividends payable	828	806
Total Current Liabilities	43,789	42,425

Long-term Liabilities:
Liability for uncertain tax positions	3,977	4,132
Minimum pension obligation and unfunded pension liability	9,488	9,274
Total Long-term Liabilities	13,465	13,406
Total Liabilities	57,254	55,831

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,627,693 and 9,635,643 shares outstanding, respectively
(net of 3,218,307 treasury shares)	963	964
Additional paid-in capital	25,871	25,420
Retained earnings	196,100	196,029
Accumulated other comprehensive loss	(1,069)	(1,550)
Total Stockholders' Equity	222,082	221,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,336	$276,911

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Sales	$65,561	$71,403

Costs and expenses:
Cost of sales	55,132	57,132
Selling, general and administrative	8,789	10,057
Restructuring charge	137	-
Loss on disposal of property, plant and equipment	69	-
	64,127	67,189

Income from operations	1,434	4,214

Interest income and other, net	76	68

Earnings before provision for income taxes	1,510	4,282
Provision for income taxes	634	1,038

Net earnings	$876	$3,244

Earnings per share:
Class A common share - basic and diluted	$0.07	$0.26
Class B common share - basic and diluted	$0.08	$0.28

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,631,805	9,525,785

Dividends paid per share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net earnings	$876	$3,244

Other comprehensive income:
Currency translation adjustment	415	598
Unrealized holding gains on marketable securities arising
during the period, net of taxes of $13 and $139, respectively	26	226
Change in unfunded SERP liability, net of taxes of $18	40	-
Other comprehensive income	481	824

Comprehensive income	$1,357	$4,068

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$876	$3,244
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	2,105	2,130
Stock-based compensation	450	373
Loss on disposal of property, plant and equipment	69	-
Other, net	(280)	(158)
Deferred income taxes	(809)	(406)
Changes in operating assets and liabilities (see page 6)	54	4,803
Net Cash Provided by Operating Activities	2,465	9,986

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,130)	(611)
Purchase of marketable securities	(7)	(5,111)
Payment for acquisition	(2,687)	-
Proceeds from disposal of property, plant and equipment	2	-
Cash transferred from restricted cash	-	160
Net Cash Used in Investing Activities	(3,822)	(5,562)

Cash flows from financing activities:
Dividends paid to common shareholders	(782)	(778)
Net Cash Used In Financing Activities	(782)	(778)

Effect of exchange rate changes on cash	153	175

Net (Decrease) Increase in Cash and Cash Equivalents	(1,986)	3,821
Cash and Cash Equivalents - beginning of period	88,241	83,829
Cash and Cash Equivalents - end of period	$86,255	$87,650

(Continued)
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$1,831	$9,063
Increase in inventories	(3,280)	(114)
Increase in prepaid expenses and other current assets	(695)	(261)
Decrease in other assets	(10)	-
Increase (decrease) in accounts payable	1,740	(3,530)
Decrease in accrued expenses	(763)	(3,426)
Cash payments of accrued restructuring costs	-	(40)
Increase in income taxes payable	1,231	3,111
	$54	$4,803

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$235	$(1,649)
Interest	-	-

Details of acquisition:
Fair value of identifiable net assets acquired	$157	$-
Goodwill	2,577	-
Fair value of net assets acquired	$2,734	$-

Fair value of consideration transferred	$2,734	$-
Deferred consideration	(47)	-
Cash paid for acquisition	$2,687	$-
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2012, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2012 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012.  Recent accounting pronouncements adopted during the first quarter of 2012 are as follows:

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”)

ASU No. 2011-04 clarified some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changed some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   This ASU also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company implemented the provisions of ASU No. 2011-04 effective January 1, 2012.   The adoption of the provisions of this ASU did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows nor did it materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU required retrospective application, and was effective for the Company on January 1, 2012.  The Company implemented the provisions of ASU No. 2011-05 during the first quarter of 2012 by presenting herein the components of net income and other comprehensive income in two separate but consecutive financial statements.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updated existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU became effective during the Company’s first quarter of 2012. The adoption of this standard did not have any impact on the Company’s results of operations or financial condition.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings has been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three months ended March 31, 2012 or 2011 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2012	2011

Numerator:
Net earnings	$876	$3,244
Less Dividends:
Class A	130	130
Class B	675	667
Undistributed earnings	$71	$2,447

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$13	$437
Class B undistributed earnings	58	2,010
Total undistributed earnings	$71	$2,447

Net earnings allocation - basic and diluted:
Class A allocated earnings	$143	$567
Class B allocated earnings	733	2,677
Net earnings	$876	$3,244

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,631,805	9,525,785

Earnings per share:
Class A common share - basic and diluted	$0.07	$0.26
Class B common share - basic and diluted	$0.08	$0.28

3.           ACQUISITION

On March 9, 2012 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of £1.7 million (approximately $2.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products, which are replacing traditional copper-based components due to their superior performance, reliability and lighter weight, will enhance Cinch’s position within the growing aerospace and military markets.

GigaCom Interconnect’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date, and were not material.

During the three months ended March 31, 2012, the Company incurred less than $0.1 million of acquisition-related costs relating to GigaCom Interconnect.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012.

While the initial accounting related to this business combination is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired (in thousands):

Consideration

Cash	$2,687
Deferred consideration	47
Fair value of total consideration transferred	$2,734

Recognized amounts of identifiable assets
acquired and liabilities assumed:

Accounts receivable	$47
Inventory	79
Other current assets	22
Property, plant and equipment	33
Accrued expenses and other current liabilities	(24)
Total identifiable net assets	$157

Goodwill	$2,577	(a)

(a) The amount of goodwill is provisional as of the filing date, as appraisals related to intangible assets are still underway. As the final amount of goodwill has not yet been determined or allocated by country, the Company is unable to determine at this time the portion of goodwill, if any, that will be deductible for tax purposes.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had marketable securities with a combined fair value of $5.7 million at each date, and gross unrealized losses of $0.4 million and $0.3 million, respectively.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The fair value of the fixed income securities is determined based on other observable inputs, and is therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2012 and 2011.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Available-for-sale securities:
Investments held in Rabbi Trust	$5,890	$5,890	$-	$-
Marketable securities:
Publicly-traded equity securities	652	652	-	-
Fixed income securities	5,021	-	5,021	-

Total	$11,563	$6,542	$5,021	$-

As of December 31, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,786	$5,786	$-	$-
Marketable securities:
Publicly-traded equity securities	727	727	-	-
Fixed income securities	5,004	-	5,004	-

Total	$11,517	$6,513	$5,004	$-

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

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2012 or December 31, 2011.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2012 or 2011 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$31,992	$27,975
Work in progress	7,710	7,025
Finished goods	17,153	18,361
	$56,855	$53,361

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total segment sales:
North America	$36,525	$36,265
Asia	34,847	42,037
Europe	7,990	9,104
Total segment sales	79,362	87,406
Reconciling item:
Intersegment sales	(13,801)	(16,003)
Net sales	$65,561	$71,403

Income (loss) from operations:
North America	$2,310	$1,693
Asia	(1,562)	1,888
Europe	686	633
	$1,434	$4,214

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

7.            INCOME TAXES

As of March 31, 2012 and December 31, 2011, the Company has approximately $4.0 million and $4.1 million, respectively, of liabilities for uncertain tax positions which, if reversed, would reduce the Company’s effective tax rate.  These amounts are included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008 and for state examinations before 2006.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2004 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for less than $0.2 million, exclusive of interest expense.  The tax issues related to the $0.2 million tax were included in the liability for uncertain tax positions and were reversed during the quarter ended March 31, 2012.  This resulted in a reduction to the tax provision in the condensed consolidated statement of operations.  Additionally, the Company’s wholly-owned subsidiary in Germany has been notified by the tax authorities of a tax audit for the tax years 2008 through 2010.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2012.  A total of $1.2 million of previously recorded liabilities for uncertain tax positions relates to the 2007 and 2008 tax years in the amounts of $0.9 million and $0.3 million, respectively.  The statute of limitations related to these liabilities, which was scheduled to expire on September 15, 2011 and September 15, 2012, respectively, have been extended under the settlement with the IRS until September 2013.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2012 and 2011, the Company recognized no interest and penalties and $0.1 million of interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.7 million accrued for the payment of interest and penalties at March 31, 2012 and December 31, 2011, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

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

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Sales commissions	$1,136	$1,291
Subcontracting labor	2,591	2,343
Salaries, bonuses and related benefits	4,854	5,315
Litigation reserve	11,549	11,549
Other	2,214	2,438
	$22,344	$22,936

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which allows individual voluntary savings to provide non-defined retirement benefits for plan participants, and also provides an employer match based upon employee deferrals.  The Company amended its 401(k) plan effective January 1, 2012 whereby the Company will match 100% of the first 1% of employee deferrals and 50% of the next 5% of employee deferrals.  Matching contributions will be made in cash beginning in 2012.  The expense for the three months ended March 31, 2012 and 2011 amounted to approximately $0.1 million in each period.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of March 31, 2012, the plan owned 15,397 and 233,536 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended March 31, 2012 and 2011 amounted to approximately $0.1 million in each period. As of March 31, 2012, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service cost	$109	$93
Interest cost	104	101
Amortization of adjustments	58	37
Total SERP expense	$271	$231

	March 31,	December 31,
	2012	2011
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$9,488	$9,274

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$977	$1,010
Net gains	2,040	2,065
	$3,017	$3,075

10.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 are summarized below (dollars in thousands):

	March 31,	December 31,
	2012	2011

Currency translation adjustment	$1,061	$646
Unrealized holding losses on available-for-sale
securities, net of taxes of ($20) and ($33) as of
March 31, 2012 and December 31, 2011	(36)	(62)
Unfunded SERP liability, net of taxes of $923 and $941 as
of March 31, 2012 and December 31, 2011	(2,094)	(2,134)

Accumulated other comprehensive loss	$(1,069)	$(1,550)

11.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for the details of all of Bel’s material pending lawsuits.  Legal developments subsequent to the filing of the Company’s Annual Report on Form 10-K are below.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2012.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  The Company has made a demand for a jury trial.

12.           RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 31.6%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the three months ended March 31, 2012, 51% of the Company’s revenues were derived from North America, 37% from Asia and 12% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 42% of our total net sales for the three months ended March 31, 2012.  The remaining revenues related to sales of the Company’s magnetic products (29%), module products (25%) and circuit protection products (4%).

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s three months ended March 31, 2012 and/or future results include the following:

•
Revenues – The Company has seen solid performance by Cinch in the first quarter of 2012, driven by strength in its commercial aerospace business in the U.S. and its military business in Europe.  With the recent acquisition of GigaCom Interconnect AB (“GigaCom Interconnect”), the Company is looking to utilize the acquired technology and engineering team to enhance Cinch’s product offerings to our existing mil-aero customer base.  Products manufactured within our Signal Transformer subsidiary also saw steady growth during the first quarter of 2012 as compared to the same period of 2011.  Conversely, the Company’s traditional connector, magnetic and circuit protection businesses continued to be affected by lower sales volumes versus 2011.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix has a corresponding impact on the Company’s gross margin percentage.  The products associated with Cinch generally have higher gross margin percentages, and the increase in sales volume of these products during the first quarter had a favorable impact on the Company’s gross margin percentage for the first quarter of 2012 in the Company’s North America and Europe operating segments as compared to the first quarter of 2011.  While an increase in Cinch sales has a favorable impact on the Company’s gross margin percentage, this is offset by the higher tax rates associated with Cinch sales and results in a less significant impact on the Company’s net earnings.  Margins in Bel’s traditional connector, magnetic and circuit protection businesses continued to be affected by lower volume and higher material and labor costs during the first quarter of 2012, as discussed below.

•
Pricing and Availability of Materials – While the Company has seen component pricing and availability stabilize for most of its product lines, costs for commodities including gold, copper, and petroleum-based plastics remain high in comparison to the prior year.  Fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Due to several factors, labor costs in the first quarter of 2012 increased significantly both in dollar amount and as a percentage of sales, in spite of decreased sales in comparison to the same period in 2011.  Wage rates in the PRC, which are mandated by the government in terms of higher minimum wage and overtime requirements, have been steadily increasing.  Furthermore, fluctuation in the exchange rate related to the Chinese Renminbi has been further increasing the cost of labor in terms of U.S. dollars.  Finally, there was an influx of orders late in the first quarter of 2012 for several products, including labor-intensive ICM’s, which resulted in recruiting, training and overtime costs, in addition to the relative inefficiency of the new workers.

•
Management of Overhead Costs – The Company began implementing its plan to take advantage of opportunities to effect operational efficiencies, and recorded expenses related to these initiatives of $0.3 million during the first quarter of 2012.  It is anticipated that additional streamlining steps will be implemented over the next three quarters.  It is currently estimated that the pre-tax costs associated with these steps will be approximately $4.5 million, and are expected to result in annual savings of approximately $4.2 million once the plan is fully implemented.

•
Impact of Pending Lawsuits – As further described in the Company’s 2011 Annual Report on Form 10-K, the Company is currently appealing the verdict in the SynQor case.  The Company has ceased the manufacturing of products that were subject to SynQor’s claim.

•	Acquisition-Related Costs – Bel’s continuing strategy to actively consider potential acquisitions could give rise to significant legal and professional costs in future periods.

•
Effective Tax Rate – As sales of the Company’s Cinch and transformer products have increased in recent quarters, and particularly in the first quarter of 2012, the proportion of the Company’s income from operations related to its North America operating segment has increased.  As the U.S. has the highest tax rates of the jurisdictions in which the Company operates, the increased earnings in the U.S. resulted in higher tax expense.  The Company has also seen a downward shift in sales associated with its Asia operations, and in the first quarter of 2012, its Asia operating segment incurred a loss from operations.  The Company’s effective tax rate is lowest in Asia, and in periods where income is not generated, we are unable to benefit from the lower tax rates.

Bel is expecting business conditions to remain challenging throughout 2012.  With the restricted labor supply in the PRC, the Company is focusing its manufacturing workforce on the production of the Company’s higher-margin products, in an effort to keep lead times related to those products as short as possible.  Future net earnings will be largely dependent upon the mix of products sold and the geographic operating segment in which earnings are generated.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012		2011
North America	$33,437	51%	$32,509	46%
Asia	24,477	37%	30,107	42%
Europe	7,647	12%	8,787	12%
	$65,561	100%	$71,403	100%

Net sales and income (loss) from operations by reportable operating segment for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total segment sales:
North America	$36,525	$36,265
Asia	34,847	42,037
Europe	7,990	9,104
Total segment sales	79,362	87,406
Reconciling item:
Intersegment sales	(13,801)	(16,003)
Net sales	$65,561	$71,403

Income (loss) from operations:
North America	$2,310	$1,693
Asia	(1,562)	1,888
Europe	686	633
	$1,434	$4,214

North America sales stayed strong in the first quarter of 2012, primarily due to the sale of Cinch products in the aerospace industry.  As Cinch products typically generate higher gross profit margins than the Company’s other product lines, the increase in Cinch sales had a favorable impact on income from operations in the North America segment.  The Company experienced reduced sales volume from its Asia operations, primarily due to the volatility in labor surrounding the Lunar New Year holiday.  While demand for products manufactured in Asia increased in the first quarter, we had to expand our workforce in the PRC to accommodate the increase in demand, which pushed out lead times for our products.  The delay in our ability to manufacture and ship products at full capacity during the first quarter of 2012 contributed to a loss from operations in the Company’s Asia segment.

Overview of Financial Results

Sales for the first quarter of 2012 decreased by 8.2% to $65.6 million from $71.4 million for the first quarter of 2011.  Bel’s first quarter operating profit of $1.4 million was a sequential improvement compared to the $1.1 million reported for the fourth quarter of 2011, but was below the $4.2 million reported for last year’s first quarter.  Margins in our traditional connector, magnetic and circuit protection businesses continued to be affected by lower volume and higher material and labor costs, while pricing to customers has not kept pace.  Selling, general and administrative expense was $1.3 million lower in the first quarter of 2012 as compared to the same period of 2011, primarily due to reduced legal costs.   Net earnings were $0.9 million for the first quarter of 2012 as compared to $3.2 million for the first quarter of 2011.   Additional details related to these factors affecting the first quarter results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1. “Basis of Presentation and Accounting Policies” included in Part I, Item 1. “Financial Statements (unaudited).”

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2012	2011

Net sales	100.0%	100.0%
Cost of sales	84.1	80.0
Selling, general and administrative ("SG&A") expenses	13.4	14.1
Restructuring charge	0.2	-
Loss on disposal of property, plant and equipment	0.1	-
Interest income and other, net	0.1	0.1
Earnings before provision for income taxes	2.3	6.0
Provision for income taxes	1.0	1.5
Net earnings	1.3	4.5

The following table sets forth the year over year percentage decrease of certain items included in the Company’s condensed consolidated statements of operations.

Decrease from
Prior Period
Three Months Ended
March 31, 2012
Compared with
Three Months Ended
March 31, 2011

Net sales	(8.2)%
Cost of sales	(3.5)
SG&A expenses	(12.6)
Net earnings	(73.0)

Sales

Net sales decreased 8.2% from $71.4 million during the three months ended March 31, 2011 to $65.6 million during the three months ended March 31, 2012.  The Company’s net sales by major product line for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012		2011
Interconnect products	$27,241	42%	$26,970	38%
Magnetic products	19,200	29%	21,983	31%
Module products	16,715	25%	19,931	28%
Circuit protection products	2,405	4%	2,519	3%
	$65,561	100%	$71,403	100%

Bel’s interconnect product line had a strong first quarter of 2012, led by growth in Cinch’s commercial aerospace business in North America and its military business in Europe.  The reduction in sales of magnetic products, which include Bel’s MagJack and other integrated connector module (ICM) products, related to labor shortages in the PRC following the Lunar New Year holiday.  Backlog for Bel’s magnetics product group increased by approximately $8.6 million by the end of the first quarter of 2012 from $17.8 million at December 31, 2011.  The Company has been working to expand its workforce in the PRC to accommodate the increased demand for magnetic products, though the labor supply in the PRC continues to be tight, and average lead times for these products have been extended by several weeks.   Module sales were down in the first quarter of 2012 compared to the same period last year, due to a decrease in customer demand for these products during the quarter.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three Months Ended
	March 31,
	2012	2011
Material costs	45.5%	48.8%
Labor costs	13.8%	9.3%
Research and development expenses	4.9%	4.2%
Other expenses	19.9%	17.7%
Total cost of sales	84.1%	80.0%

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to higher labor costs in Asia during 2012, as discussed in “Trends Affecting our Business” above.  The increase in other expenses noted in the table above primarily relates to higher overhead costs at the Wing Ming and Pingguo factories in the PRC and Cinch’s factories in Vinita, Oklahoma and Reynosa, Mexico.  These increases in cost of sales as a percentage of sales were partially offset by a reduction in material costs as a percentage of sales.  As the Company’s module product line has high material content, the reduction in module sales during the first quarter of 2012 resulted in a lower percentage of material costs as compared to the first quarter of 2011.

Included in cost of sales are research and development (R&D) expenses of $3.2 million and $3.0 million for the three-month periods ended March 31, 2012 and 2011, respectively.  During the first quarter of 2012, the Company relocated its European R&D headquarters for integrated electronic modules to a new high-technology center in Maidstone, England.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $1.3 million lower during the three months ended March 31, 2012 as compared to the same period of 2011.  The decrease primarily related to a $0.5 million reduction in legal and professional fees in the first quarter of 2012.  There was heightened legal activity in the first quarter of 2011 due to the SynQor and Halo lawsuits.  As these lawsuits were largely resolved by the end of 2011, associated legal costs were significantly lower in the first quarter of 2012.  Other notable variances in overall SG&A expense include a $0.2 million reduction in incentive compensation expense, a $0.1 million decrease in commissions as a result of lower sales, and a $0.2 million increase in the cash surrender value of the Company’s COLI (corporate-owned life insurance) policies.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision for income taxes for the three months ended March 31, 2012 was $0.6 million compared to $1.0 million for the three months ended March 31, 2011.  The Company’s earnings before income taxes for the three months ended March 31, 2012 are approximately $2.8 million lower than the same period in 2011.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 42.0% and 24.2% for the three-month periods ended March 31, 2012 and 2011, respectively.   The increase in the effective tax rate during the three months ended March 31, 2012 compared to the first quarter of 2011 is primarily attributed to an increase in pretax profit in the North America segment, where the tax rates are the highest among the jurisdictions in which the Company operates, and a pretax loss with no tax benefit in Asia.  This was offset, in part, by the reversal of the liability for uncertain tax positions related to the IRS audit discussed previously.

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

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as such, there was no balance outstanding as of March 31, 2012 or December 31, 2011.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of March 31, 2012.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect with a cash payment of £1.7 million (approximately $2.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch business. Management believes that GigaCom’s offering of expanded beam fiber optic products, which are replacing traditional copper-based components due to their superior performance, reliability and lighter weight, will enhance Cinch’s position within the growing aerospace and military markets.

Cash Flows

During the three months ended March 31, 2012, the Company’s cash and cash equivalents decreased by $2.0 million. This resulted primarily from a $2.7 million payment for the acquisition of GigaCom, $1.1 million paid for the purchase of property, plant and equipment and $0.8 million for payments of dividends, offset by $2.5 million provided by operating activities.  As compared to the three months ended March 31, 2011, cash provided by operating activities decreased by $7.5 million.  During the three months ended March 31, 2012, accounts receivable decreased by $1.8 million due to a $3.1 million reduction in sales during the first quarter of 2012 as compared to fourth quarter 2011 sales.  In addition, the Company experienced a $3.3 million increase in inventory levels during the three months ended March 31, 2012 related to heightened demand for certain products.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 51.0% and 48.0% of the Company’s total assets at March 31, 2012 and December 31, 2011, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.7 to 1 and 4.9 to 1 at March 31, 2012 and December 31, 2011, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the three months ended March 31, 2012.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of market risks.

Item 4.   Controls and Procedures

Disclosure controls and procedures:  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting:  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     Other Information

Item 1.                   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 11. “Legal Proceedings” included in Part I, Item 1. “Financial Statements (unaudited).”

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
May 7, 2012
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