Form 10-Q
period 2012-06-30
BEL FUSE INC /NJ
filed 2012-08-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2012
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,725,543

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$81,829	$88,241
Marketable securities	5,534	5,731
Accounts receivable - less allowance for doubtful accounts of $698
and $771 at June 30, 2012 and December 31, 2011, respectively	43,539	39,107
Inventories	57,564	53,361
Restricted cash, current	12,992	12,991
Prepaid expenses and other current assets	5,191	4,092
Refundable income taxes	1,382	2,871
Deferred income taxes	1,520	1,295
Total Current Assets	209,551	207,689

Property, plant and equipment - net	37,656	39,414
Deferred income taxes	3,358	2,814
Intangible assets - net	10,712	10,877
Goodwill	6,604	4,163
Other assets	12,265	11,954
TOTAL ASSETS	$280,146	$276,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,721	$18,459
Accrued expenses	23,151	22,936
Income taxes payable	181	224
Dividends payable	857	806
Total Current Liabilities	43,910	42,425

Long-term Liabilities:
Liability for uncertain tax positions	3,977	4,132
Minimum pension obligation and unfunded pension liability	9,702	9,274
Total Long-term Liabilities	13,679	13,406
Total Liabilities	57,589	55,831

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,725,543 and 9,635,643 shares outstanding, respectively
(net of 3,218,307 treasury shares)	973	964
Additional paid-in capital	26,214	25,420
Retained earnings	196,752	196,029
Accumulated other comprehensive loss	(1,599)	(1,550)
Total Stockholders' Equity	222,557	221,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,146	$276,911

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Sales	$73,222	$79,173	$138,783	$150,576

Costs and expenses:
Cost of sales	61,051	65,368	116,183	122,500
Selling, general and administrative	9,496	10,421	18,285	20,478
Restructuring charge	245	-	382	-
Litigation charges	26	3,224	26	3,224
Loss on disposal of property, plant and equipment	41	-	110	-
	70,859	79,013	134,986	146,202

Income from operations	2,363	160	3,797	4,374

Impairment of investment	(478)	-	(478)	-
Gain on sale of investment	-	119	-	119
Interest income and other, net	77	93	153	161

Earnings before provision for income taxes	1,962	372	3,472	4,654
Provision for income taxes	499	946	1,133	1,984

Net earnings (loss)	$1,463	$(574)	$2,339	$2,670

Earnings (loss) per share:
Class A common share - basic and diluted	$0.11	$(0.05)	$0.18	$0.21
Class B common share - basic and diluted	$0.13	$(0.05)	$0.20	$0.23

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,677,141	9,582,610	9,654,473	9,554,354

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings (loss)	$1,463	$(574)	$2,339	$2,670

Other comprehensive (loss) income:
Currency translation adjustment	(749)	340	(334)	938
Reclassification adjustment for write-down of marketable securities
included in net earnings, net of tax of $181	296	-	296	-
Reclassification adjustment for gain on sale of marketable securities
included in net earnings (loss), net of tax of ($45)	-	(74)	-	(74)
Unrealized holding gains on marketable securities arising during the
period, net of taxes of ($72), ($210), ($59) and ($71), respectively	(117)	(345)	(91)	(119)
Change in unfunded SERP liability, net of taxes of $18 and $35, respectively	40	-	80	-
Other comprehensive (loss) income	(530)	(79)	(49)	745

Comprehensive income (loss)	$933	$(653)	$2,290	$3,415

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$2,339	$2,670
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	4,235	4,277
Stock-based compensation	897	817
Loss on disposal of property, plant and equipment	110	-
Impairment of investment	478	-
Gain on sale of investment	-	(119)
Other, net	449	291
Deferred income taxes	(1,021)	(509)
Changes in operating assets and liabilities (see page 6)	(7,258)	9,447
Net Cash Provided by Operating Activities	229	16,874

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,296)	(1,383)
Purchase of marketable securities	(12)	(5,111)
Payment for business acquisition	(2,695)	-
Proceeds from disposal of property, plant and equipment	5	18
Proceeds from sale of marketable securities	-	433
Cash transferred from restricted cash	-	162
Net Cash Used in Investing Activities	(4,998)	(5,881)

Cash flows from financing activities:
Dividends paid to common shareholders	(1,565)	(1,556)
Net Cash Used In Financing Activities	(1,565)	(1,556)

Effect of exchange rate changes on cash	(78)	247

Net (Decrease) Increase in Cash and Cash Equivalents	(6,412)	9,684
Cash and Cash Equivalents - beginning of period	88,241	83,829
Cash and Cash Equivalents - end of period	$81,829	$93,513

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2012	2011

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(4,446)	$4,292
(Increase) decrease in inventories	(4,152)	980
Increase in prepaid expenses and other current assets	(1,081)	(2,474)
Increase in other assets	(171)	(4)
Increase in accounts payable	1,257	762
Increase in accrued expenses	135	2,805
Cash payments of accrued restructuring costs	-	(81)
Increase in income taxes payable	1,200	3,167
	$(7,258)	$9,447

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$864	$(745)
Interest	-	-

Details of acquisition:
Fair value of identifiable net assets acquired	$157	$-
Goodwill	2,577	-
Fair value of net assets acquired	$2,734	$-

Fair value of consideration transferred	$2,734	$-
Deferred consideration	(39)	-
Cash paid for acquisition	$2,695	$-
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2012, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2012 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012, except as noted below.  Recent accounting pronouncements adopted during the first half of 2012 are as follows:

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”)

ASU No. 2011-04 clarified some existing concepts, eliminated wording differences between accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changed some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   ASU No. 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company implemented the provisions of ASU No. 2011-04 effective January 1, 2012.   The adoption of the provisions of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, nor did it materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in ASU No. 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 required retrospective application, and was effective for the Company on January 1, 2012.  The Company implemented the provisions of ASU No. 2011-05 during the first quarter of 2012 by presenting herein the components of net income and other comprehensive income in two separate but consecutive financial statements.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updated existing guidance regarding testing of goodwill for impairment. ASU No. 2011-08 gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 became effective during the Company’s first quarter of 2012. The adoption of this standard did not have any impact on the Company’s results of operations or financial condition.

Return to Index
2.	EARNINGS (LOSS) PER SHARE

The Company utilizes the two-class method to report its earnings (loss) per share.  The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings (loss) per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (loss) has been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share, for each class of common stock, is computed by dividing net earnings (loss) by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three or six months ended June 30, 2012 or 2011 which would have had a dilutive effect on earnings (loss) per share.

The earnings (loss) and weighted-average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net earnings (loss)	$1,463	$(574)	$2,339	$2,670
Less Dividends:
Class A	131	131	261	261
Class B	680	666	1,355	1,333
Undistributed earnings (loss)	$652	$(1,371)	$723	$1,076

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$115	$(244)	$128	$192
Class B undistributed earnings (loss)	537	(1,127)	595	884
Total undistributed earnings (loss)	$652	$(1,371)	$723	$1,076

Net earnings (loss) allocation - basic and diluted:
Class A allocated earnings (loss)	$246	$(113)	$389	$453
Class B allocated earnings (loss)	1,217	(461)	1,950	2,217
Net earnings (loss)	$1,463	$(574)	$2,339	$2,670

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,677,141	9,582,610	9,654,473	9,554,354

Earnings (loss) per share:
Class A common share - basic and diluted	$0.11	$(0.05)	$0.18	$0.21
Class B common share - basic and diluted	$0.13	$(0.05)	$0.20	$0.23

3.           ACQUISITION

On March 9, 2012 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of £1.7 million (approximately $2.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

GigaCom Interconnect’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Acquisition Date, and were not material.

Return to Index
During the three and six months ended June 30, 2012, the Company incurred less than $0.1 million and $0.1 million, respectively, of acquisition-related costs relating to GigaCom Interconnect.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012.

While the initial accounting related to this business combination is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired (in thousands):

		Measurement
		Period	March 9, 2012
	March 9, 2012	Adjustments	(As adjusted)
Accounts receivable	$47	$-	$47
Inventories	79	-	79
Other current assets	22	-	22
Property, plant and equipment	33	-	33
Intangible assets	-	-	-
Total identifiable assets	181	-	181

Accrued expenses and other current liabilities	(24)	-	(24)
Total liabilities assumed	(24)	-	(24)
Net identifiable assets acquired	157	-	157
Goodwill	2,577	-	2,577
Net assets acquired	$2,734	$-	$2,734

Cash paid	$2,687	8	$2,695
Deferred consideration	47	(8)	39
Fair value of consideration transferred	$2,734	$-	$2,734

The Company has identified intangible assets, specifically a trademark and technology, which are currently in the process of being valued.  The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the Acquisition Date.

The Company is also still in the process of determining the allocation of the goodwill by reporting operating segment.  This allocation will be based on those reportable operating segments expected to benefit from the acquisition of GigaCom.  This determination will primarily be based on the projected future revenue generation associated with GigaCom’s EBOSA® technology within each of the Company’s reportable operating segments.  The Company is uncertain at this time how much of the goodwill, if any, will be deductible for tax purposes.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  These are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, the Company’s investments in the Rabbi Trust had a fair value of $5.8 million at each date and gross unrealized gains of $0.3 million and $0.2 million, respectively, which are included, net of tax, in accumulated other comprehensive loss.

Return to Index
As of June 30, 2012 and December 31, 2011, the Company had marketable securities with a combined fair value of $5.5 million and $5.7 million, respectively, and gross unrealized losses of less than $0.1 million and $0.3 million, respectively.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  At June 30, 2012, the Company determined that its investment in Pulse Electronics common stock was other-than-temporarily impaired and recorded a related impairment charge of $0.5 million during the three months ended June 30, 2012. The carrying value of this investment was reduced to its fair value of $0.5 million at June 30, 2012.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1 in the table below.  The fair value of the fixed income securities is determined based on other observable inputs, and is therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2012 and 2011.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Available-for-sale securities:
Investments held in Rabbi Trust	$5,845	$5,845	$-	$-
Marketable securities:
Publicly-traded equity securities	510	510	-	-
Fixed income securities	5,024	-	5,024	-

Total	$11,379	$6,355	$5,024	$-

As of December 31, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,786	$5,786	$-	$-
Marketable securities:
Publicly-traded equity securities	727	727	-	-
Fixed income securities	5,004	-	5,004	-

Total	$11,517	$6,513	$5,004	$-

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

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2012 or December 31, 2011.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2012 or 2011 that would warrant interim impairment testing.

Return to Index
5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$31,529	$27,975
Work in progress	7,692	7,025
Finished goods	18,343	18,361
	$57,564	$53,361

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total segment sales:
North America	$35,455	$39,088	$71,980	$75,353
Asia	43,795	48,100	78,642	90,137
Europe	7,227	9,061	15,217	18,165
Total segment sales	86,477	96,249	165,839	183,655
Reconciling item:
Intersegment sales	(13,255)	(17,076)	(27,056)	(33,079)
Net sales	$73,222	$79,173	$138,783	$150,576

Income (loss) from operations:
North America	$1,953	$2,584	$4,263	$4,276
Asia	523	(3,017)	(1,039)	(1,129)
Europe	(113)	593	573	1,227
	$2,363	$160	$3,797	$4,374

The following items are included in the income (loss) from operations presented above:

Restructuring Charges – During the three and six months ended June 30, 2012, the Company recorded $0.2 million and $0.4 million, respectively, of restructuring charges.  These charges related to severance and equipment transportation costs associated with the Company’s 2012 restructuring program, and were incurred by the Company’s North America operating segment.

Litigation Charges – During the second quarter of 2011, the Company recorded $3.2 million of litigation charges related to the Halo and SynQor lawsuits.  These charges primarily impacted the Company’s Asia operating segment.

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

Return to Index
7.            INCOME TAXES

As of June 30, 2012 and December 31, 2011, the Company has approximately $4.0 million and $4.1 million, respectively, of liabilities for uncertain tax positions which, if reversed, would reduce the Company’s effective tax rate.  These amounts are included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008 and for state examinations before 2006.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2004 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of less than $0.2 million, exclusive of interest expense.  The tax issues related to the $0.2 million tax were included in the liability for uncertain tax positions and were reversed during the quarter ended March 31, 2012.  This resulted in a reduction to the tax provision in the condensed consolidated statement of operations.  Additionally, the Company’s wholly-owned subsidiary in Germany has been notified by the German tax authorities of a tax audit for the tax years 2008 through 2010.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2012.  A total of $1.2 million of previously recorded liabilities for uncertain tax positions relates to the 2007 and 2008 tax years in the amounts of $0.9 million and $0.3 million, respectively.  The statute of limitations related to these liabilities, which was scheduled to expire on September 15, 2011 and September 15, 2012, respectively, has been extended under the settlement with the IRS until September 2013.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2012 and 2011, the Company recognized no interest and penalties and $0.1 million of interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.7 million accrued for the payment of interest and penalties at June 30, 2012 and December 31, 2011, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

In connection with the GigaCom acquisition, the Company has not completed a preliminary fair market value report of property, plant and equipment and intangibles.  At June 30, 2012 there were no deferred tax amounts reported on the condensed consolidated balance sheet.

The Company has made an election under IRC Section 338(g) to step up the tax basis of assets acquired from GigaCom to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where GigaCom is incorporated).

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

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011
Sales commissions	$1,203	$1,291
Subcontracting labor	2,602	2,343
Salaries, bonuses and related benefits	5,359	5,315
Litigation reserve	11,550	11,549
Other	2,437	2,438
	$23,151	$22,936

Return to Index
9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which allows individual voluntary savings to provide non-defined retirement benefits for plan participants, and also provides an employer match based upon employee deferrals.  The Company amended its 401(k) plan effective January 1, 2012 whereby the Company will match 100% of the first 1% of employee deferrals and 50% of the next 5% of employee deferrals.  Matching contributions will be made in cash beginning in 2012.  The expense for the three months ended June 30, 2012 and 2011 amounted to approximately $0.1 million in each period.  The expense for the six months ended June 30, 2012 and 2011 amounted to approximately $0.3 million in each period.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of June 30, 2012, the plan owned 15,376 and 228,795 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended June 30, 2012 and 2011 amounted to approximately $0.1 million in each period. The expense for the six months ended June 30, 2012 and 2011 amounted to approximately $0.1 million in each period. As of June 30, 2012, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$109	$93	$218	$186
Interest cost	104	101	208	202
Amortization of adjustments	58	37	116	74
Total SERP expense	$271	$231	$542	$462

	June 30,	December 31,
	2012	2011
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$9,702	$9,274

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$944	$1,010
Net gains	2,016	2,065
	$2,960	$3,075

10.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2012 and December 31, 2011 are summarized below (dollars in thousands):
	June 30,	December 31,
	2012	2011

Currency translation adjustment	$312	$646
Unrealized holding gains (losses) on available-for-sale
securities, net of taxes of $89 and ($33) as of
June 30, 2012 and December 31, 2011	143	(62)
Unfunded SERP liability, net of taxes of ($906) and ($941) as
of June 30, 2012 and December 31, 2011	(2,054)	(2,134)

Accumulated other comprehensive loss	$(1,599)	$(1,550)

Return to Index

11.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for the details of all of Bel’s material lawsuits pending as of the filing of the Company’s Annual Report on Form 10-K.  Legal developments subsequent to the filing of the Company’s Annual Report on Form 10-K are set forth below.

As further described in the Company’s 2011 Annual Report on Form 10-K, the Company is currently appealing the verdict in the SynQor case.  By the end of 2011, the Company had ceased the manufacturing of products that were subject to SynQor’s claim and there were no sales of such products during the six months ended June 30, 2012.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2012.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  The Company has made a demand for a jury trial.

12.           RELATED PARTY TRANSACTIONS

As of June 30, 2012, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 31.6%.

13.           SUBSEQUENT EVENTS

On July 12, 2012, as part of the Company’s 2012 Restructuring Program (as described in Item 2 of this Quarterly Report), Bel announced that it will close its Cinch North American manufacturing facility in Vinita, Oklahoma by year end, and move the operation to a new facility in McAllen, Texas.  The new facility is just across the Mexican border from Bel’s existing Reynosa factory, where some of the processing for many of the Vinita parts is currently performed. Management believes that having the facilities closer together will lower transportation and logistics costs, as well as reduce lead times for customers. In May 2012, the Company entered into a new facility lease in McAllen, Texas in conjunction with this transition.  The Company’s overall commitment under the terms of the lease is approximately $1.9 million, and will be incurred over the term of the lease, which is expected to commence in September 2012 and is due to expire in March 2023.

On July 25, 2012, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $10 million of the Company’s outstanding Class B common shares in open market, privately negotiated or block transactions at the discretion of Bel’s management.

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment of £8.8 million (approximately $13.9 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco will become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product. Given the proximity of the closing date of the Fibreco transaction to the filing date of this Quarterly Report on Form 10-Q, the Company has not yet had the opportunity to complete the purchase price allocation and other related disclosure requirements.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the six months ended June 30, 2012, 47% of the Company’s revenues were derived from North America, 43% from Asia and 10% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 39% of our total net sales for the six months ended June 30, 2012.  The remaining revenues related to sales of the Company’s magnetic products (32%), module products (25%) and circuit protection products (4%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Vinita, Oklahoma; and Worksop, England.  In July 2012, the Company announced that it plans to close its Vinita, Oklahoma manufacturing facility by the end of 2012 and will be moving a portion of the Vinita operations to a new manufacturing facility in McAllen, Texas.

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

Return to Index
Trends Affecting our Business

The Company believes the key factors affecting Bel’s six months ended June 30, 2012 and/or future results include the following:

•
Revenues – Sales for the six months ended June 30, 2012 were down by 7.8% from the same period of 2011.  The decline in sales related primarily to the Company’s module product line, where sales were $11.1 million lower in the first six months of 2012 versus the same period of 2011.  This decline in sales was partially offset by increased revenues generated by the Company’s magnetic product line, primarily related to Bel’s ICM products, and Cinch Connector’s commercial aerospace business within the Company’s interconnect product line.  The Company's recent acquisitions, Fibreco Ltd. ("Fibreco") and GigaCom Interconnect AB ("GigaCom"), have become part of Bel's Cinch Connectors business.  Management believes the combination of Fibreco's broad range of expanded beam fiber-based connector and cable products and GigaCom's expanded beam EBOSA technology will enhance Cinch’s product offerings to its existing mil-aero customer base.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the first half of 2012, the Company experienced a favorable shift in the mix of products sold, which partially mitigated the effects of higher labor and material costs during the period.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of its product lines, though lead times on electrical components have recently been extended.  With regard to commodities, while the Company has started to see some price decreases related to precious metals during the second quarter of 2012, costs for commodities including gold, copper, and petroleum-based plastics remain high in comparison to the prior year.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.  Due to their relatively high material content, margins in the Company’s module product line were most dramatically affected by the continued high cost of materials as well as lower sales volume during the first half of 2012.

•
Labor Costs – Labor costs in the first half of 2012 increased significantly both in dollar amount and as a percentage of sales, in spite of decreased sales in comparison to the same period in 2011.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements and have been steadily increasing.  Furthermore, fluctuation in the exchange rate related to the Chinese Renminbi has been further increasing the cost of labor in terms of U.S. dollars.  Finally, there has been an influx of orders in 2012 for several products, including labor-intensive ICM’s, which resulted in recruiting, training and overtime costs, in addition to the relative inefficiency of the new workers hired after the Lunar New Year holiday.  Because of the relatively high labor content in ICM products, margins in Bel’s magnetic product line were particularly impacted by higher labor costs during the first half of 2012.

•
2012 Restructuring Program – The Company began implementing its plan to take advantage of opportunities to effect operational efficiencies, and recorded expenses related to these actions of $0.4 million during the six months ended June 30, 2012.  On July 12, 2012, the Company announced that it would close its Cinch manufacturing facility in Vinita, Oklahoma and move the operations to McAllen, Texas.  For the initiatives specifically identified to date, it is currently estimated that additional pre-tax costs associated with the 2012 Restructuring Program will be approximately $4.1 million, and annual savings of approximately $4.2 million are expected from these initiatives once fully implemented.  Management is still in the process of evaluating certain aspects of its 2012 Restructuring Program, and additional costs and the associated savings, particularly in Asia, will be added to these current estimates as new streamlining steps are identified.

•
Impact of Pending Lawsuits – As further described in the Company’s 2011 Annual Report on Form 10-K, the Company is currently appealing the verdict in the SynQor case.  By the end of 2011, the Company had ceased the manufacturing of products that were subject to SynQor’s claim and there were no sales of such products during the six months ended June 30, 2012.

•	Acquisition-Related Costs – Bel’s continuing strategy to actively consider potential acquisitions could give rise to significant legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The Company’s effective tax rate was lower during the first half of 2012 as compared to the same period of 2011, due to lower pretax earnings in the North America and European segments offset, in part, by the reversal of the liability for uncertain tax positions related to the IRS audit discussed below. The higher effective rate in 2011 was primarily due to litigation charges and other factors which resulted in losses in Asia with minimal income tax benefit.

Bel’s operating profit has increased in each of the last two consecutive quarters, despite continued pressure on margins.  The Company’s focus for the remainder of 2012 will be on improving overall sales volume and profitability, with the implementation of the restructuring program and through a series of acquisitions, as further discussed below.

Return to Index
Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
North America	$32,059	44%	$35,422	45%	$65,496	47%	$67,931	45%
Asia	34,412	47%	35,070	44%	58,889	43%	65,176	43%
Europe	6,751	9%	8,681	11%	14,398	10%	17,469	12%
	$73,222	100%	$79,173	100%	$138,783	100%	$150,576	100%

Net sales and income (loss) from operations by reportable operating segment for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total segment sales:
North America	$35,455	$39,088	$71,980	$75,353
Asia	43,795	48,100	78,642	90,137
Europe	7,227	9,061	15,217	18,165
Total segment sales	86,477	96,249	165,839	183,655
Reconciling item:
Intersegment sales	(13,255)	(17,076)	(27,056)	(33,079)
Net sales	$73,222	$79,173	$138,783	$150,576

Income (loss) from operations:
North America	$1,953	$2,584	$4,263	$4,276
Asia	523	(3,017)	(1,039)	(1,129)
Europe	(113)	593	573	1,227
	$2,363	$160	$3,797	$4,374

Sales volumes were down across all operating segments in both the second quarter and first half of 2012 as compared to the same periods of 2011. The decrease in sales in North America primarily related to reduced demand in 2012 for Bel’s module products which are manufactured in China.  Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  The Company also experienced reduced sales volume of ICM and DC-DC products in Asia in the first quarter of 2012, partially due to a labor shortage.  Customer demand rebounded late in the first quarter, especially for labor-intensive ICM products.  The Company made progress in expanding its workforce in the PRC during the second quarter of 2012 to accommodate a higher volume of manufacturing, resulting in increased sales and income from operations in Asia in the second quarter, as compared to the first quarter 2012 results.

Overview of Financial Results

Sales for the second quarter of 2012 decreased by 7.5% to $73.2 million from $79.2 million for the second quarter of 2011.  Bel’s operating profit for the three months ended June 30, 2012 was $2.4 million, an improvement compared to both the $1.4 million reported for the first quarter of 2012, and the $0.2 million reported for last year’s second quarter.  Selling, general and administrative expense was $0.9 million lower in the second quarter of 2012 as compared to the same period of 2011, primarily due to reduced legal costs.   Other factors impacting the second quarter results included $0.2 million of restructuring charges and a $0.5 million impairment charge on one of the Company’s investments.  Net earnings were $1.5 million for the second quarter of 2012 as compared to a net loss of $0.6 million for the second quarter of 2011.   Additional details related to these factors affecting the second quarter results are described in the Results of Operations section below.

Return to Index
Sales for the first six months of 2012 decreased by 7.8% to $138.8 million from $150.6 million for the first six months of 2011.  Bel’s operating profit for the six months ended June 30, 2012 was $3.8 million as compared to $4.4 million reported for last year’s first half.  Selling, general and administrative expense was $2.2 million lower in the first half of 2012 as compared to the same period of 2011, primarily due to reduced legal costs.  Other factors impacting the six-month results included $0.4 million of restructuring charges and a $0.5 million impairment charge on one of the Company’s investments.   Net earnings were $2.3 million for the first half of 2012 as compared to $2.7 million for the first half of 2011.   Additional details related to these factors affecting the results for the six months ending June 30, 2012 are described in the Results of Operations section below.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	82.6	83.7	81.4
Selling, general and administrative ("SG&A") expense	13.0	13.2	13.2	13.6
Restructuring charge	0.3	-	0.3	-
Litigation charges	-	4.1	-	2.1
Loss on disposal of property, plant and equipment	0.1	-	0.1	-
Impairment of investment	(0.7)	-	(0.3)	-
Gain on sale of investment	-	0.2	-	0.1
Interest income and other, net	0.1	0.1	0.1	0.1
Earnings before provision for income taxes	2.7	0.5	2.5	3.1
Provision for income taxes	0.7	1.2	0.8	1.3
Net earnings (loss)	2.0	(0.7)	1.7	1.8

Return to Index
The following table sets forth the year over year percentage decrease of certain items included in the Company’s condensed consolidated statements of operations.

	Decrease from	Decrease from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Net sales	(7.5)%	(7.8)%
Cost of sales	(6.6)	(5.2)
SG&A expense	(8.9)	(10.7)
Net earnings (loss)	354.9	(12.4)

Sales

Net sales decreased 7.5% from $79.2 million during the three months ended June 30, 2011 to $73.2 million during the three months ended June 30, 2012.  Net sales decreased 7.8% from $150.6 million during the six months ended June 30, 2011 to $138.8 million during the six months ended June 30, 2012.  The Company’s net sales by major product line for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Interconnect products	$27,368	37%	$28,830	36%	$54,609	39%	$55,800	37%
Magnetic products	24,558	34%	20,691	26%	43,757	32%	42,674	28%
Module products	18,608	25%	26,475	34%	35,324	25%	46,406	31%
Circuit protection products	2,688	4%	3,177	4%	5,093	4%	5,696	4%
	$73,222	100%	$79,173	100%	$138,783	100%	$150,576	100%

Revenue in Bel’s interconnect product line in the first half of 2012 was essentially flat with the prior year, as growth in Cinch’s commercial aerospace business in North America and its military business in Europe was more than offset by decreases in passive connectors.  Sales of magnetic products, which include Bel’s MagJack and other integrated connector module (ICM) products, rebounded in the second quarter of 2012 and finished the first half of 2012 slightly ahead of the same period last year.  Demand for these products increased following the Lunar New Year holiday, at a time when Bel was experiencing labor shortages.  While the Company has made progress in expanding its workforce in the PRC to accommodate the increased demand for magnetic products, there continue to be some labor shortages.  Backlog for Bel’s magnetics product group increased by approximately $11.9 million by the end of the second quarter of 2012 from $17.8 million at December 31, 2011.    Module sales were down in the first half of 2012 compared to the same period last year, due to a decrease in customer demand during 2012.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and six months ended June 30, 2012 and 2011 was comprised of the following:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Material costs	45.6%	51.4%	45.6%	50.2%
Labor costs	15.4%	10.5%	14.6%	9.9%
Research and development expenses	4.2%	3.7%	4.5%	3.9%
Other expenses	18.2%	17.0%	19.0%	17.4%
Total cost of sales	83.4%	82.6%	83.7%	81.4%

Return to Index

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to higher labor costs in Asia during 2012, as discussed in “Trends Affecting our Business” above.  The increase in other expenses noted in the table above primarily relates to higher overhead costs at certain of the manufacturing facilities.  At the PRC factories, increases in subcontracting expenses, rent and utilities contributed to higher overhead costs.  Cinch’s factory in Vinita, Oklahoma experienced higher overhead costs related to repairs and maintenance, utilities and training. These increases in cost of sales as a percentage of sales were partially offset by a reduction in material costs as a percentage of sales.  As the Company’s module product line has high material content, the reduction in module sales during the first half of 2012 resulted in a lower percentage of material costs as compared to the first half of 2011.

Included in cost of sales are research and development (R&D) expenses of $3.1 million and $2.9 million for the three-month periods ended June 30, 2012 and 2011, respectively and $6.3 million and $5.9 million for the six-month periods ended June 30, 2012 and 2011, respectively.  The majority of the increase relates to the inclusion of GigaCom R&D expenses, which have been included in Bel’s results since its acquisition in March 2012.  The Company also incurred expenses during the first quarter of 2012 related to the relocation of Bel’s European R&D headquarters for integrated modules to a new high-technology center in Maidstone, England.

Selling, General and Administrative Expense (“SG&A”)

The dollar amount of SG&A expense was $0.9 million lower during the three months ended June 30, 2012 as compared to the same period of 2011.  The decrease primarily related to a $0.7 million reduction in legal and professional fees in the second quarter of 2012.  There was heightened legal activity in the second quarter of 2011 due to the SynQor and Halo lawsuits.  As these lawsuits were largely resolved by the end of 2011, associated legal costs were significantly lower in 2012.  Other variances in overall SG&A expense include a $0.1 million reduction in bad debt expense and a $0.1 million decrease in acquisition-related costs.

For the six months ended June 30, 2012, the dollar amount of SG&A expense was $2.2 million lower as compared to the same period of 2011.  The decrease primarily related to a $1.3 million reduction in legal and professional fees in the first half of 2012, as discussed above.  Other variances in overall SG&A expense include a $0.2 million reduction in bad debt expense, a $0.2 million decrease in commissions as a result of lower sales, a $0.2 million decrease in acquisition-related costs and a $0.1 million increase in the cash surrender value of the Company’s COLI (corporate-owned life insurance) policies.

Litigation Charges

During the three and six months ended June 30, 2011, the Company recorded a $2.6 million litigation charge related to its lawsuit with Halo and an additional litigation charge of $0.6 million related to the SynQor lawsuit, as further described in Item 3, “Legal Proceedings” in the Company’s 2011 Annual Report on Form 10-K.

Restructuring Charge

The Company recorded restructuring charges of $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively.  See “2012 Restructuring Program” below for further discussion.

Impairment of Investment

During the three and six months ended June 30, 2012, the Company recorded an other-than-temporary impairment charge of $0.5 million related to its remaining investment in Pulse Electronics (“Pulse”) common stock.

Gain on Sale of Investment

During the three and six months ended June 30, 2011, the Company recorded a $0.1 million gain on the sale of a portion of its investment in Pulse common stock.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision for income taxes for the three months ended June 30, 2012 was $0.5 million compared to $0.9 million for the three months ended June 30, 2011.  The Company’s earnings before income taxes for the three months ended June 30, 2012 were approximately $1.6 million higher than the same period in 2011.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 25.4% and 254.3% for the three-month periods ended June 30, 2012 and 2011, respectively.   The decrease in the effective tax rate during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is primarily attributable to lower pretax profit in the North America segment, a pretax loss in the European segment compared to a pretax profit in the second quarter of 2011 and a profit in the Asia segment compared to a loss in the second quarter of 2011, which was principally attributable to litigation charges in the second quarter of 2011 with minimal tax benefit.

Return to Index
The provision for income taxes for the six months ended June 30, 2012 and 2011 was $1.1 million and $2.0 million, respectively.  The Company's earnings before income taxes for the six months ended June 30, 2012 were approximately $1.2 million lower than the same period in 2011.  The Company’s effective tax rate was 32.6% and 42.6% for the six months ended June 30, 2012 and June 30, 2011, respectively.   The decrease in the effective tax rate during the six months ended June 30, 2012 is primarily attributable to lower pretax earnings in the North America and European segments. This was offset, in part, by the reversal of a portion of the liability for uncertain tax positions related to the IRS audit discussed in Note 7. “Income Taxes” included in Part I, Item 1. “Financial Statements (unaudited)”. Additionally, the Asia segment incurred litigation charges in the second quarter of 2011 with minimal tax benefit.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company’s available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions (as discussed below) requiring substantial capital, future expansion of the Company’s operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

At June 30, 2012 and December 31, 2011, $32.6 million and $40.2 million, respectively, of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management’s intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company’s U.S. operations.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as such, there was no balance outstanding as of June 30, 2012 or December 31, 2011.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  The Company is in compliance with its debt covenants as of June 30, 2012.

2012 Restructuring Program

During 2012, the Company identified a series of initiatives aimed at streamlining operations, reducing overhead costs, and improving Bel’s overall profitability (the “Program”).  In relation to the restructuring steps identified to date, the Company anticipates the total costs associated with the overall Program to be approximately $4.6 million, with anticipated annualized savings of $4.2 million once the Program is fully implemented.  Management is still in the process of evaluating certain areas and additional initiatives as well as the related estimated costs and savings will be added to the Program as they are identified.  The Company has recorded $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively, related to the Program.  The anticipated amount of annualized savings from the Program represents a Forward-Looking Statement.

On July 12, 2012, as part of the Program, Bel announced that it will close its Cinch North American manufacturing facility in Vinita, Oklahoma by year end, and move the operation to a new facility in McAllen, Texas.  The new facility is just across the Mexican border from Bel’s existing Reynosa factory, where some of the processes for many of the Vinita parts are currently performed. Management believes that having the facilities closer together will lower transportation and logistics costs, as well as reduce lead times for customers. In May 2012, the Company entered into a new facility lease in McAllen, Texas in conjunction with this transition.  The Company’s overall commitment under the terms of the lease is approximately $1.9 million, and will be incurred over the term of the lease, which is expected to commence in September 2012 and is due to expire in March 2023.  The estimated costs associated with the transition out of Vinita, Oklahoma account for $4.3 million of the total costs noted above and include estimated severance costs related to the 120+ people currently employed at the Vinita facility, as well as transportation costs and, depending upon the manner of disposition of assets in Vinita which has not yet been determined, impairment charges of up to $1.1 million related to property, plant and equipment at the Vinita facility.  Management anticipates annualized savings of $3.3 million related to the Vinita portion of the Program.

Actual savings from the Program in general and the relocation from Vinita could materially differ from the amounts that the Company has projected, due principally to uncertainties associated with modifying existing approaches to operations.

Return to Index

Acquisitions

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

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment of £8.8 million (approximately $13.9 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco will become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product.

The Company is actively pursuing additional acquisition candidates, including an acquisition larger in size than the recent acquisitions discussed above.

Stock Buyback Program

In July 2012, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $10 million of the Company’s outstanding Class B common shares in open market, privately negotiated or block transactions at the discretion of Bel’s management.

Cash Flows

During the six months ended June 30, 2012, the Company’s cash and cash equivalents decreased by $6.4 million. This resulted primarily from a $2.7 million payment for the acquisition of GigaCom, $2.3 million paid for the purchase of property, plant and equipment and $1.6 million for payments of dividends, offset by $0.2 million provided by operating activities.  As compared to the six months ended June 30, 2011, cash provided by operating activities decreased by $16.6 million.  During the six months ended June 30, 2012, accounts receivable increased by $4.4 million due to a $4.6 million increase in sales during the second quarter of 2012 as compared to fourth quarter 2011 sales.  This compares to a decrease in accounts receivable of $4.3 million during the first half of 2011, accounting for $8.7 million of the reduction in cash provided by operations during the first half of 2012 as compared to 2011. In addition, the Company experienced a $4.2 million increase in inventory levels during the six months ended June 30, 2012 related to heightened demand for certain products, as compared to decrease in inventory of $1.0 million during the six months ended June 30, 2011.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 46.7% and 48.0% of the Company’s total assets at June 30, 2012 and December 31, 2011, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.8 to 1 and 4.9 to 1 at June 30, 2012 and December 31, 2011, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company’s foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 3.5% in the first six months of 2012 as compared to the same period of 2011.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of market risks.

Return to Index

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
August 6, 2012
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