Form 10-Q
period 2012-09-30
BEL FUSE INC /NJ
filed 2012-11-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2012
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,518,216

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$69,525	$88,241
Marketable securities	5,248	5,731
Accounts receivable - less allowance for doubtful accounts of $672
and $771 at September 30, 2012 and December 31, 2011, respectively	46,537	39,107
Inventories	56,265	53,361
Restricted cash, current	12,993	12,991
Prepaid expenses and other current assets	4,869	4,092
Refundable income taxes	1,653	2,871
Deferred income taxes	2,136	1,295
Total Current Assets	199,226	207,689

Property, plant and equipment - net	37,237	39,414
Deferred income taxes	3,083	2,814
Intangible assets - net	10,727	10,877
Goodwill	22,279	4,163
Other assets	12,503	11,954
TOTAL ASSETS	$285,055	$276,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,522	$18,459
Accrued expenses	25,955	22,936
Accrued restructuring costs	1,159	-
Notes payable	169	-
Income taxes payable	900	224
Dividends payable	883	806
Total Current Liabilities	49,588	42,425

Long-term Liabilities:
Liability for uncertain tax positions	2,113	4,132
Minimum pension obligation and unfunded pension liability	9,915	9,274
Other long-term liabilities	220	-
Total Long-term Liabilities	12,248	13,406
Total Liabilities	61,836	55,831

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,653,552 and 9,635,643 shares outstanding, respectively
(net of 3,218,307 treasury shares)	965	964
Additional paid-in capital	24,915	25,420
Retained earnings	198,541	196,029
Accumulated other comprehensive loss	(1,419)	(1,550)
Total Stockholders' Equity	223,219	221,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,055	$276,911

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Sales	$76,059	$75,903	$214,842	$226,479

Costs and expenses:
Cost of sales	63,404	63,865	179,587	186,365
Selling, general and administrative	9,851	9,856	28,136	30,327
Restructuring charge	1,778	-	2,160	-
Litigation charges	-	247	26	3,471
Loss on disposal of property, plant and equipment	1	(3)	111	4
	75,034	73,965	210,020	220,167

Income from operations	1,025	1,938	4,822	6,312

Impairment of investment	(297)	-	(775)	-
Gain on sale of investment	-	-	-	119
Interest income and other, net	63	120	216	281

Earnings before provision for income taxes	791	2,058	4,263	6,712
(Benefit) provision for income taxes	(1,809)	1,046	(676)	3,030

Net earnings	$2,600	$1,012	$4,939	$3,682

Earnings per share:
Class A common share - basic and diluted	$0.20	$0.08	$0.38	$0.29
Class B common share - basic and diluted	$0.22	$0.09	$0.42	$0.32

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,697,097	9,643,641	9,668,785	9,584,444

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net earnings	$2,600	$1,012	$4,939	$3,682

Other comprehensive income (loss):
Currency translation adjustment	51	(588)	(283)	350
Reclassification adjustment for write-down of marketable securities
included in net earnings, net of tax of $113 and $295, respectively	185	-	481	-
Reclassification adjustment for gain on sale of marketable securities
included in net earnings, net of tax of $45	-	-	-	(74)
Unrealized holding losses on marketable securities arising during the
period, net of taxes of ($59), ($234), ($118) and ($305), respectively	(95)	(380)	(187)	(499)
Change in unfunded SERP liability, net of taxes of $18 and $53, respectively	40	-	120	-
Other comprehensive income (loss)	181	(968)	131	(223)

Comprehensive income	$2,781	$44	$5,070	$3,459

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$4,939	$3,682
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	6,457	6,448
Stock-based compensation	1,294	1,275
Loss on disposal of property, plant and equipment	111	4
Impairment of investment	775	-
Gain on sale of investment	-	(119)
Other, net	(275)	886
Deferred income taxes	(1,501)	180
Changes in operating assets and liabilities (see page 6)	(4,002)	9,365
Net Cash Provided by Operating Activities	7,798	21,721

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,374)	(2,196)
Purchase of marketable securities	(19)	(5,128)
Payments for business acquisitions, net of cash acquired	(19,187)	-
Proceeds from sale of property, plant and equipment	36	10
Proceeds from sale of marketable securities	-	433
Cash transferred from restricted cash	-	162
Net Cash Used in Investing Activities	(22,544)	(6,719)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,350)	(2,336)
Repayment of notes payable	(48)	-
Purchase and retirement of Class B common stock	(1,705)	-
Net Cash Used In Financing Activities	(4,103)	(2,336)

Effect of exchange rate changes on cash	133	8

Net (Decrease) Increase in Cash and Cash Equivalents	(18,716)	12,674
Cash and Cash Equivalents - beginning of period	88,241	83,829
Cash and Cash Equivalents - end of period	$69,525	$96,503

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011

Changes in operating assets and liabilities consist of:
(Increase) decrease in accounts receivable	$(3,562)	$7,568
(Increase) decrease in inventories	(1,718)	2,924
Increase in prepaid expenses and other current assets	(668)	(2,275)
(Increase) decrease in other assets	(189)	1
Increase (decrease) in accounts payable	288	(2,442)
Increase in accrued expenses	1,174	1,330
Increase (decrease) in accrued restructuring costs	1,159	(123)
(Decrease) increase in income taxes payable	(486)	2,382
	$(4,002)	$9,365

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,234	$490
Interest	2	-

Details of acquisitions:
Fair value of identifiable net assets acquired	$4,220	$-
Goodwill	17,965	-
Fair value of net assets acquired	$22,185	$-

Fair value of consideration transferred	$22,185	$-
Less: Cash acquired in acquisitions	(2,991)	-
Deferred consideration	(7)	-
Cash paid for acquisitions, net of cash acquired	$19,187	$-
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2012, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2012 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2011.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB.  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd.  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2012 include the operating results of the acquired companies from their respective acquisition date through September 30, 2012.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the nine months ended September 30, 2012, except as noted below.  Recent accounting pronouncements adopted during 2012 are as follows:

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

Return to Index
Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid on Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings has been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period.  There were no potential common shares outstanding during the three or nine months ended September 30, 2012 or 2011 which would have had a dilutive effect on earnings per share.

Return to Index
The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Numerator:
Net earnings	$2,600	$1,012	$4,939	$3,682
Less Dividends:
Class A	130	130	391	391
Class B	681	670	2,036	2,003
Undistributed earnings	$1,789	$212	$2,512	$1,288

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$315	$37	$443	$229
Class B undistributed earnings	1,474	175	2,069	1,059
Total undistributed earnings	$1,789	$212	$2,512	$1,288

Net earnings allocation - basic and diluted:
Class A allocated earnings	$445	$167	$834	$620
Class B allocated earnings	2,155	845	4,105	3,062
Net earnings	$2,600	$1,012	$4,939	$3,682

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,697,097	9,643,641	9,668,785	9,584,444

Earnings per share:
Class A common share - basic and diluted	$0.20	$0.08	$0.38	$0.29
Class B common share - basic and diluted	$0.22	$0.09	$0.42	$0.32

3.	ACQUISITIONS

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of approximately $2.7 million (£1.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment, net of $2.7 million of cash acquired, of approximately $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco will become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively “Powerbox Italy”), with a cash payment, net of $0.2 million of cash acquired, of approximately $2.8 million in addition to a working capital adjustment of $0.2 million.  The working capital adjustment was finalized and paid in November 2012 and will be recorded as a measurement period adjustment in the fourth quarter of 2012.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense equal to the grant date fair value of these restricted shares of $0.6 million will be recorded ratably through September 2014.  Powerbox Italy, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  The acquisition of Powerbox Italy will allow Bel to expand its portfolio of power product offerings to include AC-DC products and will also establish a European design center located close to several of Bel’s existing customers.

Return to Index
The acquisitions of GigaCom Interconnect, Fibreco and Powerbox Italy may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  During the three and nine months ended September 30, 2012, the Company incurred $0.6 million and $0.6 million, respectively, of acquisition-related costs relating to the 2012 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

While the initial accounting related to the 2012 Acquisitions is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s estimated acquisition date fair values of the combined consideration transferred and identifiable net assets acquired in these transactions (in thousands):

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As adjusted)
Cash and cash equivalents	$2,991	$-	$2,991
Accounts receivable	3,750	-	3,750
Inventories	1,061	-	1,061
Other current assets	90	-	90
Property, plant and equipment	502	-	502
Intangible assets	30	-	30
Total identifiable assets	8,424	-	8,424

Accounts payable	(1,702)	-	(1,702)
Accrued expenses	(1,736)	-	(1,736)
Notes payable	(216)	-	(216)
Income taxes payable	(264)	-	(264)
Deferred income tax liability, current	(70)	-	(70)
Other long-term liabilities	(216)	-	(216)
Total liabilities assumed	(4,204)	-	(4,204)
Net identifiable assets acquired	4,220	-	4,220
Goodwill	17,965	-	17,965
Net assets acquired	$22,185	$-	$22,185

Cash paid	$22,138	40	$22,178
Deferred consideration	47	(40)	7
Fair value of consideration transferred	$22,185	$-	$22,185

The Company has identified intangible assets, including but not limited to trademarks, patents, non-compete agreements, customer lists and unpatented technology, as well as tangible property including inventory and property, plant and equipment, which are currently in the process of being valued.  The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.

The Company is also still in the process of determining the allocation of the goodwill by reportable operating segment.  This allocation will be based on those reportable operating segments expected to benefit from the 2012 Acquisitions.  The Company is uncertain at this time how much of the goodwill, if any, will be deductible for tax purposes.

The results of operations of the 2012 Acquired Companies have been included in the Company’s condensed consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three and nine months ended September 30, 2012, the 2012 Acquisitions contributed revenues of $0.9 million and $1.0 million, respectively, and estimated net earnings of $0.1 million and $0.1 million, respectively, to the Company since their respective acquisition dates.  The unaudited pro forma information below presents the combined operating results of the Company and the 2012 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2012 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2012 Acquisitions had occurred as of January 1, 2011, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

Return to Index
The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2012 Acquired Companies was completed as of January 1, 2011 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$77,497	$77,846	$222,161	$232,707
Net earnings	2,814	1,213	6,296	4,457
Earnings per Class A common share - basic and diluted	0.22	0.09	0.49	0.35
Earnings per Class B common share - basic and diluted	0.24	0.10	0.54	0.39

4.	RESTRUCTURING ACTIVITIES

On July 12, 2012, as part of the Company’s 2012 Restructuring Program (as described in Item 2 of this Quarterly Report), Bel announced that it will close its Cinch North American manufacturing facility in Vinita, Oklahoma by year end, and move the operation to a new facility in McAllen, Texas.  The new facility is just across the Mexican border from Bel’s existing Reynosa factory, where some of the processing for many of the Vinita parts is currently performed. Management believes that having the facilities closer together will lower transportation and logistics costs and improve service for customers by reducing manufacturing cycle times.  The Company began to accrue termination benefits related to the Vinita, Oklahoma employees during the third quarter of 2012, as noted in the table below.

In May 2012, the Company entered into a new facility lease in McAllen, Texas in conjunction with this transition.  The Company’s overall commitment under the terms of the lease is approximately $1.9 million, and will be incurred over the term of the lease, which commenced in September 2012 and is due to expire in March 2023.

The Company also implemented certain overhead cost reductions in Asia during the third quarter of 2012 as part of the Restructuring Program.  The Asia portion of the program was completed during the third quarter of 2012.  Termination benefits paid in connection with the Asia portion are included as cash payments in the table below.

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2012 are as follows:

	Liability at	New	Cash Payments &	Liability at
	December 31, 2011	Charges	Other Settlements	September 30, 2012
Termination benefits	$-	$2,001	$(842)	$1,159
Transportation of equipment	-	97	(97)	-
Set-up costs	-	38	(38)	-
Other restructuring costs	-	24	(24)	-
Total	$-	$2,160	$(1,001)	$1,159

The remaining accrued restructuring costs at September 30, 2012 consist solely of termination benefits associated with the Vinita, Oklahoma employees.  As it is anticipated that these benefits will be paid in the fourth quarter of 2012, the Company has classified the $1.2 million of accrued restructuring costs as a current liability in the condensed consolidated balance sheet at September 30, 2012.

5.	FAIR VALUE MEASUREMENTS

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

Return to Index
Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a Rabbi Trust, which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the Rabbi Trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2012 and December 31, 2011.  As of September 30, 2012 and December 31, 2011, the securities held in the Rabbi Trust had a fair value of $6.0 million and $5.8 million, respectively, and gross unrealized gains of $0.4 million and $0.2 million, respectively, which are included, net of tax, in accumulated other comprehensive loss.

As of September 30, 2012 and December 31, 2011, the Company had marketable securities with a combined fair value of $5.2 million and $5.7 million, respectively, and gross unrealized losses of less than $0.1 million and $0.3 million, respectively.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  At June 30, 2012, the Company had determined that its investment in Pulse Electronics common stock was other-than-temporarily impaired and recorded a related impairment charge of $0.5 million during the second quarter of 2012.  At September 30, 2012, the Company determined that its investment in Pulse was further impaired and the Company recorded an additional impairment charge of $0.3 million during the third quarter of 2012. The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1 in the table below.  The fair value of the fixed income securities is determined based on other observable inputs, and is therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2012 and 2011.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
Available-for-sale securities:
Investments held in Rabbi Trust	$5,983	$5,983	$-	$-
Marketable securities:
Publicly-traded equity securities	214	214	-	-
Fixed income securities	5,034	-	5,034	-

Total	$11,231	$6,197	$5,034	$-

As of December 31, 2011
Available-for-sale securities:
Investments held in Rabbi Trust	$5,786	$5,786	$-	$-
Marketable securities:
Publicly-traded equity securities	727	727	-	-
Fixed income securities	5,004	-	5,004	-

Total	$11,517	$6,513	$5,004	$-

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

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2012 or December 31, 2011.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2012 or 2011 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$28,159	$27,975
Work in progress	8,271	7,025
Finished goods	19,835	18,361
	$56,265	$53,361

7.	BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total segment sales:
North America	$34,370	$37,842	$106,349	$113,195
Asia	47,238	46,501	125,881	136,638
Europe	8,983	8,577	24,200	26,742
Total segment sales	90,591	92,920	256,430	276,575
Reconciling item:
Intersegment sales	(14,532)	(17,017)	(41,588)	(50,096)
Net sales	$76,059	$75,903	$214,842	$226,479

Income from operations:
North America	$(189)	$1,785	$4,074	$6,061
Asia	1,046	(143)	7	(1,272)
Europe	168	296	741	1,523
	$1,025	$1,938	$4,822	$6,312

The following items are included in the income from operations presented above:

Recent Acquisitions – During the three and nine months ended September 30, 2012, the 2012 Acquired Companies contributed combined revenues of $0.9 million and $1.0 million, respectively, and estimated income from operations of $0.1 million and $0.1 million, respectively, to the Company’s Europe operating segment since their respective acquisition dates.

Return to Index
Restructuring Charges – During the three and nine months ended September 30, 2012, the Company recorded $1.8 million and $2.2 million, respectively, of restructuring charges.  These charges related to severance and equipment transportation costs associated with the Company’s 2012 restructuring program.  During the three and nine months ended September 30, 2012, $0.6 million of severance costs were incurred by the Company’s Asia operating segment.  The remaining restructuring charges were incurred by the Company’s North America operating segment.

Litigation Charges – During the three and nine months ended September 30, 2011, the Company recorded $0.2 million and $3.5 million, respectively, of litigation charges related to the Halo and SynQor lawsuits.  These charges primarily impacted the Company’s Asia operating segment.

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

8.	INCOME TAXES

As of September 30, 2012 and December 31, 2011, the Company has approximately $2.7 million and $4.1 million, respectively, of liabilities for uncertain tax positions ($0.6 million and $0, respectively, included in income taxes payable and $2.1 million and $4.1 million, respectively, included in liability for uncertain tax positions) which, if reversed, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2004 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of $0.1 million, net of interest income paid by the IRS to the Company.  The tax issues related to the $0.1 million tax were included in the liability for uncertain tax positions and were reversed during the quarter ended March 31, 2012.  This resulted in a reduction of the tax provision in the condensed consolidated statement of operations.  Additionally, the Company’s wholly-owned subsidiary in Germany was subject to a tax audit for the tax years 2008 through 2010.  This audit has been completed and resulted in no additional tax assessment.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2012.  A total of $0.6 million of previously recorded liabilities for uncertain tax positions relates principally to the 2007 tax year.  The statute of limitations related to these liabilities is scheduled to expire September 15, 2013.  Additionally, a total of $2.5 million of previously recorded liabilities for uncertain tax positions, interest, and penalties relating to the 2007 through 2009 tax years were reversed during the quarter ended September 30, 2012, as these years have been settled with the IRS and are no longer under audit.  This has been offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during the quarter ended September 30, 2012.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2012 and 2011, the Company reversed $0.4 million of previously recorded interest and penalties and recognized $0.2 million of interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.3 million and $0.7 million accrued for the payment of interest and penalties at September 30, 2012 and December 31, 2011, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

In connection with the 2012 Acquisitions, the Company has not completed a preliminary fair market value report of property, plant and equipment and intangibles.  The Company acquired a deferred tax liability in the amount of $0.1 million.  At September 30, 2012, there were no additional deferred tax amounts reported on the condensed consolidated balance sheet as the fair market value report has not been completed.

The Company intends to make an election under Internal Revenue Code (“IRC”) Section 338(g) to step up the tax basis of assets acquired from GigaCom, Fibreco and Powerbox to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where GigaCom, Fibreco and Powerbox are incorporated).

Return to Index
On August 10, 2010, President Obama signed into law the “Education Jobs & Medicaid Assistance Act” (H.R. 1586) (the “Act”).  The Act’s international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the international tax provisions and determined that they do not materially affect the Company’s operating results or financial condition.
The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Sales commissions	$1,411	$1,291
Subcontracting labor	2,376	2,343
Salaries, bonuses and related benefits	6,337	5,315
Litigation reserve	11,549	11,549
Other	4,282	2,438
	$25,955	$22,936

10.	DEBT

At September 30, 2012 and December 31, 2011, a $30 million line of credit, which expires on June 30, 2014, was available to the Company to borrow.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as a result, there was no balance outstanding as of September 30, 2012 or December 31, 2011.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of September 30, 2012.  In the event the Company seeks borrowings under this credit agreement, a waiver would need to be obtained from the lender.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains a domestic 401(k) plan, which allows individual voluntary savings to provide non-defined retirement benefits for plan participants, and also provides an employer match based upon employee deferrals.  The Company amended its 401(k) plan effective January 1, 2012 whereby the Company will match 100% of the first 1% of employee deferrals and 50% of the next 5% of employee deferrals.  Matching contributions will be made in cash beginning in 2012.  The expense for the three months ended September 30, 2012 and 2011 amounted to approximately $0.1 million and $0.3 million, respectively.  The expense for the nine months ended September 30, 2012 and 2011 amounted to approximately $0.4 million and $0.7 million, respectively.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of September 30, 2012, the plan owned 15,366 and 225,445 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia have a non-defined retirement fund covering substantially all of their Hong Kong-based full-time employees.  The expense for the three months ended September 30, 2012 and 2011 amounted to approximately $0.1 million in each period. The expense for the nine months ended September 30, 2012 and 2011 amounted to approximately $0.2 million in each period. As of September 30, 2012, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

Return to Index
The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$109	$93	$327	$279
Interest cost	104	101	312	303
Amortization of adjustments	58	37	174	111
Total SERP expense	$271	$231	$813	$693

	September 30,	December 31,
	2012	2011
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$9,915	$9,274

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$911	$1,010
Net gains	1,991	2,065
	$2,902	$3,075

12.	COMMON STOCK

On July 25, 2012, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $10 million of the Company’s outstanding Class B common shares in open market, privately negotiated or block transactions at the discretion of Bel’s management.  As of September 30, 2012, the Company had purchased and retired 89,991 Class B common shares at a cost of $1.7 million.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2012 and December 31, 2011 are summarized below (dollars in thousands):

	September 30,	December 31,
	2012	2011

Currency translation adjustment	$363	$646
Unrealized holding gains (losses) on available-for-sale
securities, net of taxes of $144 and ($33) as of
September 30, 2012 and December 31, 2011	232	(62)
Unfunded SERP liability, net of taxes of ($888) and ($941) as
of September 30, 2012 and December 31, 2011	(2,014)	(2,134)

Accumulated other comprehensive loss	$(1,419)	$(1,550)

14.	LEGAL PROCEEDINGS

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

As further described in the Company’s 2011 Annual Report on Form 10-K, the Company is currently appealing the verdict in the SynQor case.  By the end of 2011, the Company had ceased the manufacturing of products that were subject to SynQor’s claim and there were no sales of such products during the nine months ended September 30, 2012. The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor case on October 2, 2012. The parties expect a ruling by the CAFC by the end of the year.

Return to Index
The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2012.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.

The Company, through its subsidiary Cinch Connectors Inc., is a defendant in an asbestos lawsuit captioned Richard G. Becker vs. Adience Inc., et al. The lawsuit was filed in the Circuit Court for the County of Wayne in the State of Michigan. The complaint was amended to include Cinch Connectors Inc. and other defendants on August 13, 2012. The Company filed its answer to the complaint on October 19, 2012.

15.	RELATED PARTY TRANSACTIONS

As of September 30, 2012, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of approximately 31.6% of the Company’s outstanding Class A stock.  This amount is included within cash and cash equivalents in the accompanying condensed consolidated balance sheet at September 30, 2012.

16.	SUBSEQUENT EVENT

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s corporate headquarters in Jersey City, New Jersey and its manufacturing operations in Inwood, New York.  The Company is still in the early stages of assessing the financial and operational impacts of the storm and is, therefore, unable to estimate its full financial and operational impact.  The Company would be responsible for a deductible of up to $0.5 million before any possible insurance recovery related to these damages.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the nine months ended September 30, 2012, 45% of the Company’s revenues were derived from North America, 44% from Asia and 11% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 39% of our total net sales for the nine months ended September 30, 2012.  The remaining revenues related to sales of the Company’s magnetic products (34%), module products (24%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix has an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Vinita, Oklahoma; Worksop, England and Great Dunmow, England.  In July 2012, the Company announced that it plans to close its Vinita, Oklahoma manufacturing facility by the end of 2012 and will be moving a portion of the Vinita operations to a new manufacturing facility in McAllen, Texas.

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

Return to Index

Trends Affecting our Business

The Company believes the key factors affecting Bel’s three and nine months ended September 30, 2012 and/or future results include the following:

•
2012 Acquisitions – During the third quarter of 2012, the Company completed two acquisitions.  U.K.-based Fibreco Ltd. (“Fibreco”) has joined GigaCom Interconnect AB (“GigaCom”), which Bel acquired in March 2012, as part of the Company’s Cinch Connectors business.  Fibreco’s fiber optic-based products complement Cinch’s copper-based products, increasing Cinch’s reach into the aerospace, military and industrial markets, while providing Fibreco with access to well-established sales channels it had not previously explored.  The Company’s most recent acquisition of Powerbox Italia S.r.L. (“Powerbox”) will add established AC-DC products to Bel’s existing power portfolio, bringing additional product offerings to Bel’s key power customers.  Since their respective dates of acquisition, the 2012 Acquired Companies contributed revenues of $0.9 million and $1.0 million during the three and nine months ended September 30, 2012, respectively.

•
Revenues – Sales for the nine months ended September 30, 2012 were down by 5.1% from the same period of 2011.  The decline in sales related primarily to the Company’s module product line, where sales were $18.9 million lower in the nine months ended September 30, 2012 versus the same period of 2011 reflecting a change in the ordering pattern of two major customers.  This decline in sales was partially offset by increased revenues generated by Bel’s MagJack products, which are integrated connector modules within the Company’s magnetic product line (“MagJacks”), and Cinch Connector’s commercial aerospace business within the Company’s interconnect product line.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the first nine months of 2012, the Company experienced a favorable shift in the mix of products sold, which partially mitigated the effects of higher labor and material costs during the period.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of the Company’s product lines, though lead times on electrical components have recently been extended.  With regard to commodities, while the Company started to experience some price decreases related to precious metals through the middle of the third quarter of 2012, costs for commodities including gold, copper, and petroleum-based plastics remain high in comparison to the prior year.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.  Due to their relatively high material content, margins in the Company’s module product line were most dramatically affected by the continued high cost of materials as well as lower sales volume during the first nine months of 2012.

•
Labor Costs – Labor costs in the first nine months of 2012 increased significantly both in dollar amount and as a percentage of sales, in spite of decreased sales in comparison to the same period in 2011.  Approximately one-third of Bel’s total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements and have been steadily increasing.  Furthermore, fluctuation in the exchange rate related to the Chinese Renminbi has been further increasing the cost of labor in terms of U.S. dollars.  Finally, there has been a shift in product mix such that Bel’s labor-intensive MagJacks represented a larger proportion of the Company’s total sales during the first nine months of 2012 than during the same period of 2011.  The increased demand for these products early in 2012 resulted in recruiting, training and overtime costs, in addition to the relative inefficiency of the new workers hired after the Lunar New Year holiday.  Because of the relatively high labor content in MagJacks, margins in Bel’s magnetic product line were particularly impacted by higher labor costs during 2012.

•
2012 Restructuring Program – The Company began implementing its plan to effect operational efficiencies, and recorded expenses related to these actions of $2.2 million during the nine months ended September 30, 2012.  On July 12, 2012, the Company announced that it would close its Cinch manufacturing facility in Vinita, Oklahoma and move the operations to McAllen, Texas.  The Company also identified and implemented further cost cutting initiatives in Asia during the third quarter of 2012.  It is currently estimated that additional pre-tax costs associated with the 2012 Restructuring Program will be approximately $2.9 million, and annual savings of approximately $5.5 million are expected from these initiatives once fully implemented.

•
Impact of Pending Lawsuits – As further described in the Company’s 2011 Annual Report on Form 10-K, the Company is currently appealing the verdict in the SynQor case.   By the end of 2011, the Company had ceased the manufacturing of products that were subject to SynQor’s claim and there were no sales of such products during the nine months ended September 30, 2012.

Return to Index
•
Acquisition-Related Costs – During the first nine months of 2012, Bel completed its acquisitions of GigaCom, Fibreco and Powerbox.  These acquisitions, along with other potential acquisition candidates, gave rise to acquisition-related costs of $0.7 million and $0.8 million during the three and nine months ended September 30, 2012, respectively.  Bel’s continuing strategy to actively consider potential acquisitions could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The Company’s effective tax rate was significantly lower during the first nine months of 2012 as compared to the same period of 2011, primarily due to the net reversal of liabilities for uncertain tax positions and lower pretax earnings in the North America and European segments. The higher effective rate in 2011 was primarily due to litigation charges and other factors which resulted in losses in Asia with minimal income tax benefit.

With the completion of three acquisitions so far this year, and another potential acquisition representing annual sales in excess of $60 million currently under consideration by the Company, management is optimistic that the opportunities created by these acquisitions will fuel the growth of our existing product groups in future periods.  Bel also made significant progress on its Restructuring Program during the third quarter with the goal of being complete by year-end.  Management believes that Bel is well positioned for the future as a result of these active measures. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in its Annual Report on Form 10-K for the year ended December 31, 2011 and other public statements made by the Company.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
North America	$31,370	41%	$34,298	45%	$96,866	45%	$102,229	45%
Asia	36,074	48%	33,308	44%	94,963	44%	98,484	44%
Europe	8,615	11%	8,297	11%	23,013	11%	25,766	11%
	$76,059	100%	$75,903	100%	$214,842	100%	$226,479	100%

Net sales and income from operations by reportable operating segment for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total segment sales:
North America	$34,370	$37,842	$106,349	$113,195
Asia	47,238	46,501	125,881	136,638
Europe	8,983	8,577	24,200	26,742
Total segment sales	90,591	92,920	256,430	276,575
Reconciling item:
Intersegment sales	(14,532)	(17,017)	(41,588)	(50,096)
Net sales	$76,059	$75,903	$214,842	$226,479

Income (loss) from operations:
North America	$(189)	$1,785	$4,074	$6,061
Asia	1,046	(143)	7	(1,272)
Europe	168	296	741	1,523
	$1,025	$1,938	$4,822	$6,312

Return to Index

While sales volumes were down across all operating segments in the nine-month period ended September 30, 2012 as compared to the same period of 2011, sales rebounded in the third quarter of 2012 in the Company’s Asia and Europe operating segments as compared to the third quarter of 2011. The improvement in Asia sales was led by an increase of more than 45% in MagJack sales during the third quarter of 2012 as compared to the same period of 2011.  The Company’s recent acquisitions of Fibreco and Powerbox contributed a combined $0.9 million in sales to the Company’s Europe operating segment during the third quarter of 2012.  The decrease in sales in North America primarily related to reduced demand in 2012 for Bel’s module products which are manufactured in China.  Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.

Overview of Financial Results

Sales for the third quarter of 2012 increased slightly to $76.1 million as compared to $75.9 million for the third quarter of 2011.  Bel’s operating profit for the three months ended September 30, 2012 was $1.0 million, a reduction of $0.9 million from the operating profit reported for the third quarter of 2011.  Selling, general and administrative expense in the third quarter of 2012 was consistent with the comparable period of 2011.  Factors impacting the third quarter results included $1.8 million of restructuring charges, $0.7 million of acquisition-related costs and an impairment charge of $0.3 million related to an investment, offset by an income tax benefit of $1.8 million, which included $1.3 million related to the settlement of the IRS audit and expiration of certain statutes of limitations.  Net earnings were $2.6 million for the third quarter of 2012 as compared to $1.0 million for the third quarter of 2011.   Additional details related to these factors affecting the third quarter results are described in the Results of Operations section below.

Sales for the nine months ended September 30, 2012 decreased by 5.1% to $214.8 million from $226.5 million for the first nine months of 2011.  Bel’s operating profit for the nine months ended September 30, 2012 was $4.8 million as compared to $6.3 million reported for the same period of 2011.  Selling, general and administrative expense was $2.2 million lower in the first nine months of 2012 as compared to the same period of 2011, primarily due to reduced legal costs.  Other factors impacting the nine-month results included $2.2 million of restructuring charges and a $0.8 million impairment charge on one of the Company’s investments, offset by a tax benefit of $0.7 million for reasons discussed above.   Net earnings were $4.9 million for the nine months ended September 30, 2012 as compared to $3.7 million for the same period of 2011.   Additional details related to these factors affecting the results for the nine months ending September 30, 2012 are described in the Results of Operations section below.

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

Return to Index
	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	84.1	83.6	82.3
Selling, general and administrative ("SG&A") expense	13.0	13.0	13.1	13.4
Restructuring charge	2.3	-	1.0	1.5
Litigation charges	-	0.3	-	-
Loss on disposal of property, plant and equipment	-	-	0.1	-
Impairment of investment	(0.4)	-	(0.4)	-
Gain on sale of investment	-	-	-	0.1
Interest income and other, net	0.1	0.2	0.1	0.1
Earnings before (benefit) provision for income taxes	1.0	2.7	2.0	3.0
(Benefit) provision for income taxes	(2.4)	1.4	(0.3)	1.3
Net earnings	3.4	1.3	2.3	1.6

The following table sets forth the year over year percentage decrease of certain items included in the Company’s condensed consolidated statements of operations.

	Increase (Decrease)	Increase (Decrease)
	from Prior Period	from Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Net sales	0.2%	(5.1)%
Cost of sales	(0.7)	(3.6)
SG&A expense	(0.1)	(7.2)
Net earnings	156.9	34.1

Sales

Net sales increased slightly to $76.1 million during the three months ended September 30, 2012 as compared to $75.9 million during the same period of 2011.  Net sales decreased 5.1% from $226.5 million during the nine months ended September 30, 2011 to $214.8 million during the nine months ended September 30, 2012.  The Company’s net sales by major product line for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Interconnect products	$28,424	38%	$27,204	36%	$83,033	39%	$83,004	37%
Magnetic products	29,799	39%	23,024	30%	73,557	34%	65,698	29%
Module products	15,367	20%	23,186	31%	50,690	24%	69,592	31%
Circuit protection products	2,469	3%	2,489	3%	7,562	3%	8,185	3%
	$76,059	100%	$75,903	100%	$214,842	100%	$226,479	100%

Revenue in Bel’s interconnect product line in the first nine months of 2012 was essentially flat with the prior year, as growth in Cinch’s commercial aerospace business in North America in addition to new sales volume from Fibreco was fully offset by decreases in passive connectors.  Sales of magnetic products, which include Bel’s MagJacks, have been steadily increasing since the 2012 Lunar New Year holiday.  Backlog for Bel’s magnetics product group increased by approximately $6.0 million by the end of the third quarter of 2012 from $17.8 million at December 31, 2011.    Module sales were down in the first nine months of 2012 compared to the same period last year due to a change in the ordering pattern of two major customers.

Return to Index
Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and nine months ended September 30, 2012 and 2011 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Material costs	46.7%	51.9%	46.0%	50.7%
Labor costs	15.3%	11.0%	14.9%	10.3%
Research and development expenses	3.7%	3.9%	4.3%	3.9%
Other expenses	17.7%	17.3%	18.4%	17.4%
Total cost of sales	83.4%	84.1%	83.6%	82.3%

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to higher labor costs in Asia during 2012, as discussed in “Trends Affecting our Business” above.  The increase in other expenses noted in the table above primarily relates to reorganization costs at certain of the manufacturing facilities, offset by savings associated with cost reduction measures in Asia during the third quarter of 2012.  These increases in cost of sales as a percentage of sales were partially offset by a reduction in material costs as a percentage of sales.  As the Company’s module product line has high material content, the reduction in module sales during 2012 resulted in a lower percentage of material costs as compared to 2011.

Included in cost of sales are research and development (“R&D”) expenses of $2.8 million and $2.9 million for the three-month periods ended September 30, 2012 and 2011, respectively and $9.1 million and $8.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  The majority of the increase relates to the inclusion of GigaCom and Fibreco R&D expenses, which have been included in Bel’s results since their respective acquisitions.  The Company also incurred expenses during the first quarter of 2012 related to the relocation of Bel’s European R&D headquarters for integrated modules to a new high-technology center in Maidstone, England.

Selling, General and Administrative Expense (“SG&A”)

While SG&A expense for the three months ended September 30, 2012 was flat compared to the same period of 2011, there were some notable offsetting variances.  The Company incurred an increase of $0.7 million in acquisition-related costs and a $0.5 million increase in incentive compensation during 2012, offset by favorable fluctuations in foreign exchange rates of $0.8 million, a $0.3 million increase in the cash surrender value of the Company’s COLI (corporate-owned life insurance) policies and a $0.1 million reduction in legal fees as compared to 2011.

For the nine months ended September 30, 2012, the dollar amount of SG&A expense was $2.2 million lower as compared to the same period of 2011.  The decrease primarily related to a $1.4 million reduction in legal and professional fees in the first nine months of 2012. There was heightened legal activity in 2011 due to the SynQor and Halo lawsuits.  As these lawsuits were largely resolved by the end of 2011, associated legal costs were significantly lower in 2012.  Other variances in overall SG&A expense include favorable fluctuations in foreign exchange rates of $0.8 million, a $0.4 million increase in the cash surrender value of the Company’s COLI policies and a $0.3 million reduction in bad debt expense, offset by a $0.5 million increase in acquisition-related costs.

Litigation Charges

During the nine months ended September 30, 2011, the Company recorded a $2.6 million litigation charge related to its lawsuit with Halo and an additional litigation charge of $0.8 million related to the SynQor lawsuit, as further described in Item 3, “Legal Proceedings” in the Company’s 2011 Annual Report on Form 10-K.  Of the amount related to the SynQor lawsuit, $0.2 million was recorded during the third quarter of 2011.

Restructuring Charge

The Company recorded restructuring charges of $1.8 million and $2.2 million during the three and nine months ended September 30, 2012, respectively.  See “2012 Restructuring Program” below for further discussion.

Impairment of Investment

During the three and nine months ended September 30, 2012, the Company recorded an other-than-temporary impairment charge of $0.3 million and $0.8 million, respectively, related to its remaining investment in Pulse Electronics (“Pulse”) common stock.

Return to Index
Gain on Sale of Investment

During the nine months ended September 30, 2011, the Company recorded a $0.1 million gain on the sale of a portion of its investment in Pulse common stock.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The (benefit) provision for income taxes for the three months ended September 30, 2012 was ($1.8) million compared to $1.0 million for the three months ended September 30, 2011.  The Company’s earnings before income taxes for the three months ended September 30, 2012 were approximately $1.3 million lower than the same period in 2011.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was (228.7%) and 50.8% for the three-month periods ended September 30, 2012 and 2011, respectively.   The decrease in the effective tax rate during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is primarily attributable to the net reversal of liabilities for uncertain tax positions during the quarter September 30, 2012 compared to no reversal of liabilities for uncertain tax positions during the quarter ended September 30, 2011, as the Company was being audited by the IRS during that period.  Additionally, the majority of pretax income for the quarter ended September 30, 2012 was earned in the Asia segment, with minimal tax effect compared to a loss during the quarter ended September 30, 2011, along with a loss in the U.S. segment due to restructuring expenses compared to a profit during the quarter September 30, 2011,

The (benefit) provision for income taxes for the nine months ended September 30, 2012 and 2011 was ($0.7) million and $3.0 million, respectively.  The Company's earnings before income taxes for the nine months ended September 30, 2012 were approximately $2.4 million lower than the same period in 2011.  The Company’s effective tax rate was (15.9%) and 45.1% for the nine months ended September 30, 2012 and September 30, 2011, respectively.   The decrease in the effective tax rate during the nine months ended September 30, 2012 is primarily attributable to the net reversal of liabilities for uncertain tax positions described above and lower pretax income in the U.S. segment and Europe segment during the nine months ended September 30, 2012 compared to the same period in 2011 offset, in part, by higher pretax income in the Asia segment for the nine months ended September 30, 2012 compared to the same period in 2011, as the Asia segment incurred litigation charges in the second quarter of 2011 with minimal tax benefit.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions both through cash flows from operating activities and borrowings, as well as through the issuance of Bel Fuse Inc. common stock.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company’s available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions (as discussed below) requiring substantial capital, future expansion of the Company’s operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

At September 30, 2012 and December 31, 2011, $43.4 million and $40.2 million, respectively, of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management’s intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company’s U.S. operations.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as a result, there was no balance outstanding as of September 30, 2012 or December 31, 2011.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of September 30, 2012.  In the event the Company seeks borrowings under this credit agreement, a waiver would need to be obtained from the lender.

Return to Index
2012 Restructuring Program

During 2012, the Company identified a series of initiatives aimed at streamlining operations, reducing overhead costs, and improving Bel’s overall profitability (the “Program”).  In relation to the restructuring steps identified to date, the Company anticipates the total costs associated with the overall Program to be approximately $5.1 million, with anticipated annualized savings of $5.5 million once the Program is fully implemented.  The Company has recorded $1.8 million and $2.2 million during the three and nine months ended September 30, 2012, respectively, related to the Program.  The anticipated amount of annualized savings from the Program represents a Forward-Looking Statement.

On July 12, 2012, as part of the Program, Bel announced that it will close its Cinch North American manufacturing facility in Vinita, Oklahoma by year end, and move the operation to a new facility in McAllen, Texas.  The new facility is just across the Mexican border from Bel’s existing Reynosa factory, where some of the processes for many of the Vinita parts are currently performed. Management believes that having the facilities closer together will lower transportation and logistics costs and improve service for customers by reducing manufacturing cycle times. In May 2012, the Company entered into a new facility lease in McAllen, Texas in conjunction with this transition.  The Company’s overall commitment under the terms of the lease is approximately $1.9 million, and will be incurred over the term of the lease, which commenced in September 2012 and is due to expire in March 2023.  The estimated costs associated with the transition out of Vinita, Oklahoma account for $4.2 million of the total costs noted above and include estimated severance costs related to the 140+ people currently employed at the Vinita facility, as well as transportation costs and, depending upon the manner of disposition of assets in Vinita which has not yet been determined, impairment charges of up to $1.0 million related to property, plant and equipment at the Vinita facility.  Management anticipates annualized savings of $3.3 million related to the Vinita portion of the Program.

During the third quarter of 2012, the Company identified and implemented additional streamlining measures in its Asia operations, resulting in headcount reductions of approximately 100 associates.  The Asia portion of the Program resulted in severance costs of $0.6 million, which were recorded during the third quarter of 2012, and is expected to result in annualized savings of $1.3 million.

Actual savings from the Program in general and the relocation from Vinita could materially differ from the amounts that the Company has projected, due principally to uncertainties associated with modifying existing approaches to operations.

Acquisitions

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of approximately $2.7 million (£1.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment, net of $2.7 million of cash acquired, of approximately $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco will become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively “Powerbox Italy”), with a cash payment, net of $0.2 million of cash acquired, of approximately $2.8 million in addition to a working capital adjustment of $0.2 million.  The working capital adjustment was finalized and paid in November 2012 and will be recorded as a measurement period adjustment in the fourth quarter of 2012.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense equal to the grant date fair value of these restricted shares of $0.6 million will be recorded ratably through September 2014.  Powerbox Italy, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  The acquisition of Powerbox Italy will allow Bel to expand its portfolio of power product offerings to include AC-DC products.  This will also establish a European design center located close to several of Bel’s existing customers.

The Company is actively pursuing additional acquisition candidates, including an acquisition representing in excess of $60 million in annual revenue currently under consideration by management.

Return to Index

Stock Buyback Program

In July 2012, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $10 million of the Company’s outstanding Class B common shares in open market, privately negotiated or block transactions at the discretion of Bel’s management.   During the third quarter of 2012, the Company repurchased and retired 89,991 shares of its Class B common stock at an aggregate cost of $1.7 million.

Impact of Hurricane Sandy

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s corporate headquarters in Jersey City, New Jersey and its manufacturing operations in Inwood, New York.  The Company is still in the early stages of assessing the financial and operational impacts of the storm and is, therefore, unable to estimate its full financial and operational impact.  The Company would be responsible for a deductible of up to $0.5 million before any possible insurance recovery related to these damages.

Cash Flows

During the nine months ended September 30, 2012, the Company’s cash and cash equivalents decreased by $18.7 million. This resulted primarily from a $13.7 million payment for the acquisition of Fibreco, a $2.8 million payment for the acquisition of Powerbox, a $2.7 million payment for the acquisition of GigaCom, $3.4 million paid for the purchase of property, plant and equipment, $2.4 million for payments of dividends and $1.7 million for the repurchase of 89,991 shares of the Company’s Class B common stock, offset by $7.8 million provided by operating activities.  As compared to the nine months ended September 30, 2011, cash provided by operating activities decreased by $13.9 million.  During the nine months ended September 30, 2012, accounts receivable increased by $3.6 million due to a $7.4 million increase in sales during the third quarter of 2012 as compared to fourth quarter 2011 sales.  This compares to a decrease in accounts receivable of $7.6 million during the first nine months of 2011, accounting for $11.1 million of the reduction in cash provided by operations during the first nine months of 2012 as compared to 2011. In addition, the Company experienced a $1.7 million increase in inventory levels during the nine months ended September 30, 2012 related to heightened demand for certain products, as compared to a decrease in inventory of $2.9 million during the nine months ended September 30, 2011.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 42.6% and 48.0% of the Company’s total assets at September 30, 2012 and December 31, 2011, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.0 to 1 and 4.9 to 1 at September 30, 2012 and December 31, 2011, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company’s foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 2.8% in the nine months ended September 30, 2012 as compared to the same period of 2011.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of market risks.

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

Return to Index

PART II.     Other Information

Item 1.                   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 14. “Legal Proceedings” included in Part I, Item 1. “Financial Statements (unaudited).”

Item 1A.  Risk Factors

The Company’s risk factors are noted in Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2011.  Updates to the Company’s risk factors through September 30, 2012 are as follows:

We may be unable to complete and successfully implement our 2012 Restructuring Program.

During the third quarter of 2012, the Company initiated its 2012 Restructuring Program, which management anticipates will be completed by the end of 2012 and will result in annual savings of $5.5 million annually once the plan is fully implemented.  This Program includes the planned closure of our Vinita, Oklahoma manufacturing facility and transition of a portion of those operations to a new facility in McAllen, Texas, in addition to other cost savings initiatives.  The failure to successfully implement the 2012 Restructuring Program, including completing the transition out of Vinita, Oklahoma and other cost savings initiatives in the timeframe anticipated, could materially adversely impact our financial condition, results of operations and cash flows.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. During the nine months ended September 30, 2012, the Company completed the 2012 Acquisitions, as previously described in Note 3 “Acquisitions” of Part I. Item 1. “Financial Statements (Unaudited)” of this Form 10-Q.  If we are unable to achieve our expectations with respect to the 2012 Acquisitions or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2012 Acquisitions, we recorded $18.0 million of preliminary goodwill.  If our acquisitions fail to perform up to our expectations, or if the value of goodwill or other intangible assets that may be identified decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of assets.

If we were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or financed in part through bank borrowings or the issuance of public or private debt or equity or the Company’s common stock. The acquisition of the 2012 Acquired Companies was funded with cash on hand and through the issuance of shares of the Company’s Class B common stock.  If we borrow money to finance future acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants.  Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and we may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over our existing common stock.

Return to Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company’s purchase of shares of its Class B Common Stock during each calendar month in the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2012	-	$-	-	554,631
August 1 - August 31, 2012	36,399	18.78	36,399	478,263
September 1 - September 30, 2012	53,592	19.06	53,592	444,075

Total	89,991	$18.94	89,991	444,075

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company is authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 89,991 shares of the Company’s Class B common stock during the three months ended September 30, 2012.

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
November 9, 2012
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