Form 10-K
period 2012-12-31
BEL FUSE INC /NJ
filed 2013-03-12
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was $193.7million.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2013
Class A Common Stock	2,174,912
Class B Common Stock	9,192,777

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into Part III.

Return to Index

FORWARD LOOKING INFORMATION

The terms “Company”, “Bel”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

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

PART I

Item 1.   Business

General

Bel Fuse Inc. designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products, as further described below.  These products are designed to protect, regulate, connect, isolate or manage the flow of power and data among products primarily used in the networking, telecommunications, computing, military, aerospace, transportation and broadcasting industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.   On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L (“Powerbox”).  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.

With over 60 years in operation, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development.  By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, which are geographic in nature. Bel’s principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates other facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 12 of the notes to consolidated financial statements.

Product Groups

The Company has set forth below a description of its product groups as of December 31, 2012.

Magnetics
•	MagJack® integrated connector modules
•	Power transformers
•	Discrete components

Return to Index
The Company’s MagJack® products integrate RJ45 and/or USB connectors with discrete magnetic components to provide a more robust part that allows customers to substantially reduce board space and inventory requirements. MagJack® provides the signal conditioning, electromagnetic interference suppression and signal isolation for networking, telecommunications, and broadband applications. These connectors are designed for network speeds from 10/100Base-T to 10GBase-T and include options for Power over Ethernet (PoE) capability.

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

Bel’s Power conversion products include AC-DC power supplies, DC-DC converters and battery charging solutions. The DC-DC product offering consists of standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices or provide regulated mid bus voltages. The need for converting one DC voltage to another is growing rapidly as developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. The DC-DC converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as computers and peripherals.  Opportunities for the DC-DC products also extend into industrial applications. The AC-DC product offering includes a range of products from sub 100W to 5kW and are used as front-end power supplies for broadcast equipment, data communication, data storage and data processing systems.  The AC-DC product also extends into industrial applications and LED lighting solutions.

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

Circuit Protection
•	Miniature fuses – cartridge and through hole designs
•	Surface Mount PTC resettable fuses and subminiature fuses
•	Radial PTC resettable fuses and micro through hole fuses

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

Interconnect

Stewart Interconnect Products:
•	Passive jacks
•	Modular Plugs
•	Ethernet and custom cable assemblies

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

Cinch Interconnect Products
•	I/O Interconnect – Circular Connectors, Micro D Connectors
•	Fiber Optic Connectors and Cable Assemblies – Harsh Environment Expanded Beam
•	Compression Board to Board, Device to Board Interconnect
•	Custom Modular Enclosures
•	Custom cable assemblies

Cinch is a supplier of reliable, high quality standard products for use in a variety of industries. Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products for strategic accounts within its focus markets. Those focus markets are the commercial aerospace, military communications, industrial / oil and gas and transportation markets for which a number of leading edge products have been, and continue to be, developed, and the telecommunications market to which Cinch supplies various standard products as well as a number of new, higher speed devices consistent with the rapidly changing needs in this industry. The Company’s recent acquisitions of Fibreco Ltd. and GigaCom Interconnect AB  position Cinch to provide a broad range of expanded beam fiber optic products to its existing focus markets as well as providing access to new markets such as broadcast communications and undersea exploration.

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Applications
Magnetics
MagJack®	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.
Discrete Components	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to another DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers, and peripherals.
Power Supply Modules (AC-DC Power Supplies)	Converts energy provided by power company to a format that is used by the electronic devices inside equipment.	Broadcast equipment, data communication, data storage and data processing systems.
Integrated Modules	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
Broadband, home networking, set top boxes, HDTV, and telecom equipment supporting ISDN, T1/E1 and DSL technologies. Also integrated in smart meters and appliances in support of developing Smart Grid technology.

Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts, and consumer electronics.

Return to Index
Surface mount PTC devices and subminiature fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phone chargers, consumer electronics, power supplies, and set top boxes. Also automotive electronics and Ethernet PoE / PoE+ applications.
Radial PTC devices and micro fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phones, mobile computers, IC and battery protection, power supplies, and telecom line cards.
Interconnect
Stewart Interconnect Products:
Passive Jacks	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Plugs	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Structured Category 5e, 6, 6a, and 7a cable systems (premise wiring).
Cinch Interconnect Products:
Compression Interface Connectors-CIN::APSE	High density and speed board to board parallel interface	ATE, RADAR, airborne countermeasures, satellites, avionics and high speed computer applications
Fiber Optic Connectors –EBOSA and Fibreco	Expanded beam fiber optic connectors with Active Alignment technology.	Oil & Gas well monitoring and exploration, broadcast, communications, RADAR
I/O Connectors- Omega, Dura-Con, and SHS	Highly Reliable and Rugged I/O Connectors	Commercial Aerospace, Avionics, smart munitions, communications, navigations and various industrial equipment
Enclosures- ModICE®	Environmentally sealed (IP67 and IP69K) enclosures	Electronic controllers for Truck, Agriculture, Construction and various Industrial equipment
Custom Cable Assemblies-FQIS	Fuel Quantity Indicating Systems	Commercial Aerospace

Return to Index
Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base and continue to be a key element in the Company’s growth strategy. The Company may, from time to time, purchase equity positions in companies that are potential merger candidates.  The Company frequently evaluates possible merger candidates that would provide an expanded product and technology base that will allow the Company to expand the breadth of its product offerings to its strategic customers and/or provide an opportunity to reduce overall operating expense as a percentage of revenue.  Bel also considers whether the merger candidates are positioned to take advantage of the Company's lower cost offshore manufacturing facilities; and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and had manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England at the time of its acquisition.

Cinch manufactures a broad range of interconnect products for customers in the military and aerospace, high-performance computing, telecom/datacom, and transportation markets.  The addition of Cinch’s well-established lines of connector and cable products and extensive clientele enabled Bel to broaden its customer base to include aerospace and military markets.  The acquisition of Cinch also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors gave rise to goodwill in the amount of $2.3 million related to this acquisition.  See Note 2 to the consolidated financial statements for further details on this acquisition.  During 2012, the Company undertook a restructuring of Cinch’s manufacturing operations in North America.  See Note 3 to the consolidated financial statements for further details on this restructuring.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”) with a cash payment of $2.7 million (£1.7 million). GigaCom, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

Return to Index
On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco has become part of Bel’s interconnect product group under the Cinch Connectors business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively “Powerbox”), with a cash payment, net of $0.2 million of cash acquired, of $3.0 million.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense equal to the grant date fair value of these restricted shares of $0.6 million will be recorded ratably through September 2014.  Powerbox, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  Management believes that the acquisition of Powerbox will allow Bel to expand its portfolio of power product offerings to include AC-DC products and will also establish a European design center located close to several of Bel’s existing customers.

On November 28, 2012, the Company entered into a Stock and Asset Purchase Agreement with Tyco Electronics Corporation pursuant to which the Company has agreed to acquire the Transpower magnetics business of TE Connectivity ("TE") from Tyco Electronics Corporation for approximately $22.4 million in cash. Included in the Company's purchase of the Transpower magnetics business are the integrated connector module ("ICM") family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications and discrete magnetics. Bel will also receive a license to produce ICM products using TE's planar embedded magnetics technology.  This acquisition is expected to close at the end of the first quarter of 2013.

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2012, the Company had a sales and support staff of 88 persons that supported a network of 98 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

R&D costs are expensed as incurred and are included in cost of sales. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2012, 2011 and 2010 amounted to $12.4 million, $12.0 million and $11.4 million, respectively.

Return to Index
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

Associates

As of December 31, 2012, the Company had 4,166 full-time associates, an increase of 715 full-time associates from December 31, 2011. At December 31, 2012, the Company employed 1,241 people at its North American facilities, 2,758 people at its Asian facilities and 167 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the People’s Republic of China (PRC), Worksop, England and Reynosa, Mexico are represented by unions. At December 31, 2012, 25 of our workers in the New York facility were covered by a collective bargaining agreement which expires on March 31, 2015.  The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's estimated value of the backlog of orders as of February 28, 2013 was approximately $80.4 million as compared with a backlog of $83.4 million as of February 29, 2012.  Management expects that substantially all of the Company's backlog as of February 28, 2013 will be shipped by December 31, 2013. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report- "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from September 13, 2013 to June 29, 2030.

Return to Index
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

We do business in a highly competitive industry.

Our business is largely in a highly competitive worldwide industry, with relatively low barriers to competitive entry. We compete principally on the basis of product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. The industry in which we operate has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than Bel, have significant financial resources and technological capabilities.

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

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, as well as overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC. In 2011, we experienced a softening in customer demand for certain of our products, which resulted in underutilized capacity and lower gross margins, as our fixed costs had a lower absorption rate.  After the 2012 Lunar New Year holiday, there was an increase in customer demand which resulted in the hiring and training of new workers and related inefficiencies.

Return to Index
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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. During 2012, the Company completed three acquisitions (the “2012 Acquisitions”), as previously described in the Acquisitions section of this Form 10-K.  If we are unable to achieve our expectations with respect to the 2012 Acquisitions or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2012 Acquisitions, we have preliminarily recorded $9.7 million of goodwill and $10.4 million of other intangible assets.  If our acquisitions fail to perform up to our expectations, or if the value of goodwill or other intangible assets decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of these assets.

If we were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or financed in part through bank borrowings or the issuance of public or private debt or equity. The acquisition of the 2012 Acquired Companies was funded with cash on hand and shares of the Company’s Class B common stock.  We expect to fund our pending acquisition of the Transpower magnetics business of TE for approximately $22.4 million in cash from existing cash resources.  If we borrow money to finance future acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants.  Under our existing credit facility, we are required to obtain our lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and we may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over our existing common stock.

We are exposed to weaknesses in international markets and other risks inherent in foreign trade.

We have operations in nine countries around the world outside the United States, and approximately 64% of our revenues during 2012 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest, medical epidemic and natural disasters.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar linked currencies, recent world financial instability may cause additional foreign currency risks in the countries in which we operate.  The decoupling of the Chinese Renminbi from the U.S. dollar has increased, and will continue to increase financial risk.  With the acquisition of Cinch, the Company has additional exposure to foreign currency risks associated with the British Pound and Mexican Peso as the Company now has a larger labor force in Great Britain and Mexico.  The 2012 Acquisitions increased our exposure in Great Britain, the Eurozone and Sweden.

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

Return to Index
The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2012, sales to two customers each exceeded 10% of our consolidated revenue. One such customer  (Hon Hai Precision Industry Company Ltd.) represented 14.4% of our revenue and the other (Flextronics International Ltd.) represented 10.2% of our revenue. We believe that the loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  We have experienced significant concentrations in prior years. See Note 12 of the notes to the Company’s consolidated financial statements.

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

We have begun the process of determining the country of origin of certain metals that we purchase from our suppliers, as required by the Dodd-Frank Act. Under regulations promulgated pursuant to that Act, we will be required to submit a report regarding our usage of conflict minerals in 2014.  The supply chain due diligence and verification of sources may require several years to complete based on the current availability of smelter origin information and the number of vendors.  We have begun to obtain and review the information from our suppliers. We may not be able to complete the process in the timeframe required because of the complexity of our supply chain.

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

Return to Index
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

Return to Index
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

As part of our acquisition strategies, we may from time to time acquire equity positions in companies that could be attractive acquisition candidates or could otherwise be potential co-venturers in potential business transactions with us.  Market declines occurring subsequent to any such investment could have a negative impact on our profitability.   During 2012, the Company recorded $0.9 million in impairment charges and a realized loss on sale of its investment in Pulse Electronics common stock.

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2013, to the Company’s knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2013, to the Company's knowledge, these shareholders owned 31.6% and 13.3%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of Common Stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2013, Daniel Bernstein, the Company's chief executive officer, beneficially owned 353,204 Class A common shares (or 29.4%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 82,357 Class A common shares (or 6.9%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (which includes Daniel Bernstein, but does not include the Estate of Elliot Bernstein) beneficially owned 501,092 Class A common shares (or 41.6%) of the outstanding Class A common shares whose voting rights were not suspended.

Item 1B.                      Unresolved Staff Comments

Not applicable.

Return to Index
Item 2.                      Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 91,000 square feet in 14 facilities and owns properties of 44,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support. The Company also operated 14 manufacturing facilities in 6 countries as of December 31, 2012.  Approximately 28% of the 1.3 million square feet the Company occupies is owned while the remainder is leased.    See Note 16 of the notes to consolidated financial statements for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2012.

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Zhongshan, People's Republic of China	376,000	Leased	72%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Pingguo, People's Republic of China	151,000	Leased	66%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	39,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Worksop, England (a)	52,000	Leased	28%
Great Dunmow, England	9,000	Leased	52%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Vinita, Oklahoma	87,000	Leased	53%
McAllen, Texas	39,000	Leased	92%

	1,191,000

(a) Approximately 58% of the Worksop facility is designated for manufacturing use, but 30% is currently idle

Of the space described above, 214,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 140,000 square feet is used for dormitories, canteen and other employee related facilities in the PRC.

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

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption “Legal Proceedings” in Note 16. “Commitments and Contingencies” included in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2012
First Quarter	$22.14	$18.24	$21.00	$16.30
Second Quarter	19.54	16.01	18.83	15.12
Third Quarter	19.87	16.78	20.25	16.56
Fourth Quarter	18.08	13.70	19.65	14.20

Year Ended December 31, 2011
First Quarter	$28.35	$22.16	$26.77	$18.83
Second Quarter	24.54	20.51	22.45	18.33
Third Quarter	24.04	15.37	22.18	13.76
Fourth Quarter	22.36	15.48	19.97	13.40

(b)           Holders

As of February 28, 2013, there were 63 registered shareholders of the Company's Class A Common Stock and 194 registered shareholders of the Company’s Class B Common Stock.  As of February 28, 2013, the Company estimates that there were 664 beneficial shareholders of the Company’s Class A Common Stock and 1,808 beneficial shareholders of  the Company’s Class B Common Stock. At February 28, 2013, to the Company’s knowledge, there were two shareholders of the Company’s Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 44.9% of the Company’s outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)           Dividends

Throughout 2010, 2011 and 2012, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2012, 2011 and 2010, the Company declared dividends totaling $3.2 million, $3.2 million and $3.2 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On February 1, 2013, the Company paid a dividend to all shareholders of record at January 15, 2013 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.6 million ($0.07 per share), respectively.  The Company currently anticipates paying dividends quarterly in the future.

Return to Index
(d)	Issuer Purchases of Equity Securities

The following table sets forth certain information regarding the Company’s purchase of shares of its Class B Common Stock during each calendar month in the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1 - October 31, 2012	146,743	$17.71	236,734	343,950
November 1 - November 30, 2012	29,840	16.38	266,574	327,696
December 1 - December 31, 2012	102,149	18.12	368,723	171,682

Total	278,732	$17.72	368,723	171,682

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company is authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 368,723 shares of the Company’s Class B common stock at a total cost of $6.6 million during the year ended December 31, 2012.  The balance of this $10 million buyback program was completed in the first quarter of 2013.

Return to Index
Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2012 and 2011 and the selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and the selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

For information regarding the Company’s acquisitions, see “Business – Acquisitions.”

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Net sales	$286,594	$295,121	$302,539	$182,753	$258,350
Cost of sales (e)	240,092	244,749	239,185	161,454	217,079
Selling, general and administrative expenses (f)	39,343	39,284	40,443	30,055	36,093
Impairment of assets (a) (c)	-	-	-	12,875	14,805
Litigation charges (g)	26	3,471	8,103	-	-
Restructuring charges (b)	5,245	314	-	413	1,122
Loss (gain) on sale of property, plant and equipment (h)	183	(93)	(352)	(4,693)	-
(Loss/impairment charge) gain on investments (d)	(917)	119	-	7,129	(10,358)
Interest expense	(16)	-	-	-	-
Interest income and other, net	266	357	420	527	2,454
Earnings (loss) before provision (benefit)
for income taxes	1,038	7,872	15,580	(9,695)	(18,653)
Income tax (benefit) provision	(1,364)	4,108	1,931	(1,385)	(3,724)
Net earnings (loss)	2,402	3,764	13,649	(8,310)	(14,929)

Earnings (loss) per share:
Class A common share - basic and diluted	0.17	0.28	1.10	(0.71)	(1.25)
Class B common share - basic and diluted	0.21	0.33	1.18	(0.72)	(1.28)

Cash dividends declared per share:
Class A common share	0.24	0.24	0.24	0.24	0.24
Class B common share	0.28	0.28	0.28	0.28	0.28

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands of dollars, except percentages)
Selected Balance Sheet Data and Ratios:

Working capital	$144,748	$165,264	$157,296	$167,833	$163,985
Total assets	275,218	276,911	277,172	245,946	261,784
Stockholders' equity	215,391	221,080	220,333	208,932	217,773
Return on average total assets (i)	0.86%	1.35%	5.22%	-3.32%	-5.17%
Return on average stockholders' equity (i)	1.09%	1.69%	6.37%	-3.88%	-6.23%

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

(b)
During 2012, the Company recorded $5.2 million in connection with the 2012 Restructuring Program, as further described in Note 3 to the accompanying consolidated financial statements.  During 2011, the Company recorded $0.3 million of restructuring costs associated with the realignment of its Cinch UK operations.  In 2009, the Company incurred $0.4 million of restructuring costs related primarily to the Westborough, Massachusetts facility lease obligation, as the Company ceased its manufacturing operations at that facility in 2008.  Also in connection with this closure, the Company incurred severance costs of $0.6 million and lease termination costs of $0.5 million during 2008.

(c)
During 2008, the Company incurred fixed asset impairments of $0.7 million related to assets located at the Westborough, Massachusetts facility which ceased operations as of December 31, 2008.  This charge is included in Impairment of Assets in the Company’s consolidated statement of operations for the year ended December 31, 2008.

(d)
During 2012, the Company recorded an impairment charge of $0.8 million related to its investment in Pulse Electronics common stock, as well as a $0.1 million realized loss on the ultimate sale of the Pulse shares.  During 2011, the Company realized a gain on the sale of a portion of its investment in Pulse shares.  During 2009, the Company realized a net gain for financial reporting purposes of $7.1 million related to the sale of its investments in Toko, Inc. and Power-One, Inc and the final redemptions of its investment in the Columbia Strategic Cash Portfolio.  During 2008, the Company recorded other-than-temporary impairment charges and realized losses of $10.4 million related to its investments in Toko, Inc., Power-One, Inc. and the Columbia Strategic Cash Portfolio.

(e)	During 2009, the Company incurred a $2.0 million licensing fee in connection with the settlement of a lawsuit.

(f)
During 2012, the Company incurred $1.3 million in costs associated with the 2012 acquisitions of GigaCom, Fibreco and Powerbox, and the anticipated acquisition of the magnetics business of TE Connectivity, which is expected to close during the first quarter of 2013.  During 2009, the Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.  During 2010, the Company incurred an additional $0.3 million of acquisition costs related to Cinch.

(g)
During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. Both of these lawsuits are further described in Note 16 to the accompanying consolidated financial statements.

(h)
During 2012, the Company incurred a $0.3 million loss on disposal of property, plant and equipment due to storm damage inflicted on its Jersey City, New Jersey and Inwood, New York facilities, partially offset by a $0.2 million gain on the sale of a building in Macao.  During 2010, the Company recognized net gains of $0.4 million primarily related to the sale of a property in Hong Kong.  During 2009, the Company realized a $4.6 million gain from the sale of property in Jersey City, New Jersey.

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

Overview

Our Company

Bel is a leading producer of products that help make global connectivity a reality. The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products.  Bel’s products are primarily used in the networking, telecommunications, computing, military, aerospace and transportation industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2012, 44% of the Company’s revenues were derived from North America, 45% from Asia and 11% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 38% of our total net sales during 2012.  The remaining revenues related to sales of the Company’s magnetic products (35%), module products (23%) and circuit protection products (4%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix can have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; Vinita, Oklahoma; McAllen, Texas; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; and Worksop and Great Dunmow, England.  The Company expects to close its Vinita, Oklahoma manufacturing facility by the end of the first quarter of 2013.

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2012 and/or future results include the following:

•
2012 Acquisitions – During 2012, the Company completed three small acquisitions and initiated a fourth larger acquisition which is expected to close at the end of the first quarter of 2013.  U.K.-based Fibreco and GigaCom joined Bel as part of the Company’s Cinch Connectors business.  Fibreco’s fiber optic-based products complement Cinch’s copper-based products, increasing Cinch’s reach into the aerospace, military and industrial markets, while providing Fibreco with access to well-established sales channels it had not previously explored.  The Company’s acquisition of Powerbox added established AC-DC products to Bel’s existing power portfolio, bringing additional product offerings to Bel’s key power customers.  Since their respective dates of acquisition, the 2012 Acquired Companies contributed revenues of $3.2 million during the year ended December 31, 2012.  On November 28, 2012, the Company entered into an agreement to purchase the Transpower magnetics business of TE Connectivity for approximately $22.4 million.  The Transpower magnetics business of TE, which had 2012 sales of approximately $75 million, is expected to be accretive to Bel’s earnings beginning in the second quarter of 2013.  This statement constitutes a Forward-Looking Statement. Actual results could vary significantly from this projection based upon the timing of the closing, our ability to integrate the new entity into our business and the other risk factors that typically impact our results of operations.

•
Revenues – Sales for 2012 were down by 2.9% as compared to 2011.  The decline in sales related primarily to the Company’s module product line, where sales were $23.8 million lower in 2012 versus 2011, primarily reflecting a change in the ordering pattern of two major customers.  This decline in sales was partially offset by increased revenues generated by Bel’s MagJack® products, which are part of the Company’s magnetic product line, and Cinch Connector’s commercial aerospace business within the Company’s interconnect product line.

Return to Index
•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During 2012, the Company experienced a favorable shift in the mix of products sold, which partially mitigated the effects of reduced sales and higher labor and material costs during the period.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of the Company’s product lines, although lead times on electrical components have recently been extended.  With regard to commodities, while the Company started to experience some price decreases related to precious metals during the latter part of 2012, costs for commodities, including gold, copper, and petroleum-based plastics, remain high in comparison to the prior year.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs in 2012 increased significantly both in dollar amount and as a percentage of sales, in spite of decreased sales in comparison to 2011.  Approximately one-third of Bel’s total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements and have been steadily increasing.  In February 2013, the PRC government issued a 19% increase to the minimum wage in regions where the factories that Bel uses are located.  This increase will be effective May 1, 2013.  Furthermore, fluctuation in the exchange rate related to the Chinese Renminbi has been further increasing the cost of labor in terms of U.S. dollars.  Finally, there has been a shift in product mix such that Bel’s labor-intensive MagJack® products represented a larger proportion of the Company’s total sales during 2012 as compared to 2011.  The increased demand for these products early in 2012 resulted in recruiting, training and overtime costs, in addition to the relative inefficiency of the new workers hired after the Lunar New Year holiday.  Because of the relatively high labor content in MagJack® products, margins in Bel’s magnetic product line were particularly impacted by higher labor costs during 2012.

•
2012 Restructuring Program – The Company completed its plan to effect operational efficiencies, and recorded expenses related to these actions of $5.2 million during the year ended December 31, 2012.  The initiatives that were substantially completed in 2012 are expected to result in annual savings of approximately $5.6 million beginning in 2013. This statement constitutes a Forward-Looking Statement.  Actual results could vary significantly from this projection, primarily based upon the length of time required and actual costs incurred by the Company in achieving an efficient workforce at the newly-established McAllen, Texas manufacturing facility, in addition to other uncertainties associated with the Company modifying its approaches to operations.

•
Impact of Pending Lawsuits – As further described in Note 16 of the accompanying consolidated financial statements, the Company is currently appealing the verdict in the SynQor case.   By the end of 2011, the Company had ceased the manufacturing of products that were subject to SynQor’s claim and there were no sales of such products during 2012.

•
Acquisition-Related Costs – The 2012 Acquisitions, along with the anticipated acquisition of the Transpower magnetics business of TE in 2013, gave rise to acquisition-related costs of $1.3 million during 2012.  Bel’s continuing strategy to actively consider potential acquisitions could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during 2012 is primarily attributable to the net reversal of liabilities for uncertain tax positions and lower pretax income in the U.S. segment and a pretax loss in the Europe segment during the year ended December 31, 2012 compared to 2011.  These were offset, in part, by higher pretax income in the Asia segment for the year ended December 31, 2012 compared to 2011, as the Asia segment incurred litigation charges in 2011 with minimal tax benefit.

With the completion of the three acquisitions in 2012, and the anticipated acquisition of TE’s Transpower magnetics business by the end of the first quarter of 2013, management is optimistic that the opportunities created by these acquisitions will fuel the growth of our existing product groups in future periods.  Bel also substantially completed its Restructuring Program by the end of 2012.  Management believes that Bel is well positioned for the future as a result of these active measures. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of this Annual Report.

Return to Index
Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012		2011		2010
North America	$126,469	44%	$134,804	46%	$111,888	37%
Asia	128,319	45%	126,941	43%	156,635	52%
Europe	31,806	11%	33,376	11%	34,016	11%
	$286,594	100%	$295,121	100%	$302,539	100%

Net sales and income (loss) from operations by operating segment for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010
Total segment sales:
North America	$138,966	$149,114	$125,383
Asia	167,756	177,815	196,243
Europe	33,329	34,597	35,150
Total segment sales	340,051	361,526	356,776
Reconciling item:
Intersegment sales	(53,457)	(66,405)	(54,237)
Net sales	$286,594	$295,121	$302,539
Income (loss) from operations:
North America	$1,336	$9,026	$4,181
Asia	(42)	(3,480)	9,357
Europe	411	1,850	1,622
	$1,705	$7,396	$15,160

The decrease in sales in North America primarily related to reduced demand in 2012 for Bel’s module products which are manufactured in China.  Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  While sales were down across all operating segments in 2012 as compared to 2011, sales began to rebound in the latter half of 2012, particularly in the Company’s Asia and Europe operating segments. The improvement in Asia sales was led by a $13.0 million, or 41%, increase in MagJack® sales during the second half of 2012 as compared to the same period of 2011.  The 2012 Acquired Companies contributed a combined $3.2 million in sales to the Company’s Europe operating segment during the second half of 2012.

See Note 12 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K for additional segment disclosures.

Our 2012 Results

Sales for 2012 decreased by 2.9% to $286.6 million from $295.1 million for 2011.  Bel’s operating profit for 2012 was $1.7 million as compared to $7.4 million reported for 2011.  Primary factors impacting the 2012 results included $5.2 million of restructuring charges, $1.3 million of acquisition-related costs and a $0.9 million loss on one of the Company’s investments, offset by a tax benefit of $1.4 million for reasons discussed above.   Net earnings were $2.4 million for 2012 as compared to $3.8 million for 2011.   Additional details related to these factors affecting the 2012 results are described in the Results of Operations section below.

Return to Index
Results of Operations

The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	83.8	82.9	79.1
Selling, general and administrative expenses	13.7	13.3	13.4
Litigation charges	-	1.2	2.7
Restructuring charges	1.8	0.1	-
Loss (gain) on disposal of property, plant and equipment	0.1	-	(0.1)
Loss on investment	0.3	-	-
Interest income and other, net	0.1	0.1	0.1
Earnings before (benefit) provision for income taxes	0.4	2.7	5.1
Income tax (benefit) provision	(0.5)	1.4	0.6
Net earnings	0.8	1.3	4.5

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2012 compared	2011 compared
	with 2011	with 2010

Net sales	(2.9)%	(2.5)%
Cost of sales	(1.9)	2.3
Selling, general and administrative expenses	0.2	(2.9)
Net earnings	(36.2)	(72.4)

Sales

Net sales decreased 2.9% from $295.1 million during 2011 to $286.6 million during 2012.  The Company’s net sales by major product line for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2012		2011		2010
Interconnect	$109,245	38%	$107,346	36%	$101,059	33%
Magnetics	100,529	35%	87,104	30%	127,664	43%
Modules	66,663	23%	90,475	31%	61,092	20%
Circuit protection	10,157	4%	10,196	3%	12,724	4%
	$286,594	100%	$295,121	100%	$302,539	100%

2012 as Compared to 2011

Revenue in Bel’s interconnect product line in 2012 was essentially flat with the prior year, as growth in Cinch’s commercial aerospace business in North America in addition to new sales volume from Fibreco were fully offset by decreases in passive connectors.  Sales of magnetic products, which include Bel’s MagJack® products, increased in 2012 subsequent to the 2012 Lunar New Year holiday.  Module sales were down in 2012 compared to last year due to a change in the ordering pattern of two major customers.

Return to Index
2011 as Compared to 2010

Sales related to the Cinch acquisition, which are included in the interconnect product group above, grew in 2011.  The most significant shift in product mix relates to a $40.6 million decrease in sales of the Company’s magnetic products partially offset by $29.4 million increase in sales of modules products.

The Company continues to have limited visibility as to future customer requirements and, as such, the Company cannot predict with any degree of certainty sales revenues for 2013.  The Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes.  Product demand and sales volume will affect how we price our products.  Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience price degradation.  In general, as products become mature, average selling prices decrease.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the years ended December 31, 2012, 2011 and 2010 were comprised of the following:

	Years Ended
	December 31,
	2012	2011	2010
Material	45.9%	50.4%	44.7%
Labor	14.9%	10.9%	13.9%
Research and development	4.3%	4.1%	3.8%
Other expenses	18.7%	17.5%	16.7%
Total cost of sales	83.8%	82.9%	79.1%

2012 as Compared to 2011

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to higher labor costs in Asia during 2012, as discussed in “Trends Affecting our Business” above.  The increase in other expenses noted in the table above primarily relates to reorganization costs at certain of the manufacturing facilities, offset by savings associated with cost reduction measures in Asia during 2012.  These increases in cost of sales as a percentage of sales were partially offset by a reduction in material costs as a percentage of sales.  As the Company’s module product line has high material content, the reduction in module sales during 2012 resulted in a lower percentage of material costs as compared to 2011.

Included in cost of sales are research and development (“R&D”) expenses of $12.4 million and $12.0 million for the years ended December 31, 2012 and 2011, respectively.  The majority of the increase relates to the inclusion of GigaCom and Fibreco R&D expenses, which have been included in Bel’s results since their respective acquisitions.  The Company also incurred expenses during the first quarter of 2012 related to the relocation of Bel’s European R&D headquarters for integrated modules to a new high-technology center in Maidstone, England.

2011 as Compared to 2010

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to an increase in material costs resulting from the shift in product mix from magnetic to module product groups noted above.  The module product group has a greater percentage of material content thus lower gross margins than Bel’s other product groups.  There were some increases in material costs due to higher prices for commodities, such as gold and copper, that are included in many of the components and materials that Bel purchases. The labor costs in 2011 reflected a smoother transition out of the Lunar New Year holiday in PRC than that experienced in 2010.  During the first half of 2010, Bel was faced with meeting the demand of an extremely high backlog of orders coming out of the Lunar New Year holiday, which resulted in excessive recruiting and training expenses, and the related production inefficiencies and overtime incurred to meet this demand.  While the workforce was more stable in 2011, labor costs were impacted by increases in mandated minimum wage and overtime rates. The variance in other expenses primarily relates to a $1.2 million increase in overhead costs in 2011 as compared to 2010.  Approximately $0.4 million of this increase is due to the inclusion of a full year of Cinch activity in 2011 versus only eleven months in 2010.  The remainder of the increase relates to higher operating costs at manufacturing facilities in Zhongshan, PRC and Reynosa, Mexico.

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

Return to Index
Selling, General and Administrative Expenses (“SG&A”)

A summary of variances within SG&A expense is as follows (dollars in thousands):

	(Favorable) Unfavorable Variances in SG&A
	Year Ended	Year Ended
	December 31,	December 31,
	2012 vs. 2011	2011 vs. 2010
Sales commissions	$44	$(466)
Salaries and fringes	322	770
Incentive compensation	349	(2,070)
Acquisition-related costs	1,021	(138)
Office expenses	166	378
Other legal and professional fees	(1,026)	354
Fair value of COLI investments
(SG&A portion only)	(302)	208
Foreign exchange	(596)	(96)
Other	81	(99)
	$59	$(1,159)

2012 as Compared to 2011:

SG&A expense was essentially flat in 2012 as compared to 2011 in both overall dollar amount and as a percentage of sales; however, as noted in the table above, there were several offsetting fluctuations within SG&A.  The 2012 increases noted above for salaries and fringes, office expenses and acquisition-related costs are due to the additional staffing, offices and costs associated with the addition of the 2012 Acquired Companies.  The anticipated acquisition of the Transpower magnetics business of TE also contributed to the increased acquisition-related costs in 2012.  There was less legal activity in 2012 related to the SynQor case compared to 2011, resulting in reduced legal fees in 2012.  There were also favorable fluctuations in foreign currencies during 2012, primarily related to the British Pound.

2011 as Compared to 2010:

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

Litigation Charges

The Company did not incur material litigation charges during 2012.  During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. Both of these lawsuits are further described in Note 16 to the accompanying consolidated financial statements.

Restructuring Charges

The Company recorded restructuring charges of $5.2 million during the year ended December 31, 2012 in connection with the 2012 Restructuring Program, as further described in Note 3 of the notes to our consolidated financial statements.  Included in the restructuring charges for 2012 was a $1.0 million write-off of the building and land located in Vinita, Oklahoma, as Bel donated this property to a local university in December 2012. The Company recorded $0.3 million of restructuring charges in 2011 related to the realignment of its Cinch U.K. operations.  These charges were primarily associated with severance costs.

Return to Index
Loss (Gain) on Disposal of Property, Plant and Equipment

During the year ended December 31, 2012, the Company recorded net losses of $0.2 million related to property, plant and equipment.  This was comprised of losses of $0.4 million, primarily due to damage caused by Hurricane Sandy, offset by a $0.2 million gain recorded in connection with a sale of a building in Macao. The Company recorded net gains of $0.1 million during the year ended December 31, 2011, primarily related to a $0.2 million gain on insurance proceeds associated with snow damage to the manufacturing facility in Vinita, Oklahoma.  This gain was partially offset by losses recorded in connection with the disposal of various equipment.  During the year ended December 31, 2010, the Company recognized net gains of $0.4 million primarily related to the sale of a property in Hong Kong.

(Loss) Gain on Investment

During the year ended December 31, 2012, the Company recorded $0.8 million in other-than-temporary impairment charges and a $0.1 million loss on sale related to its investment in Pulse Electronics Corporation (“Pulse”) common stock.  During the year ended December 31, 2011, the Company realized a $0.1 million gain on the partial sale of its investment in Pulse common stock.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The (benefit) provision for income taxes for the year ended December 31, 2012 and 2011 was ($1.4) million and $4.1 million, respectively.  The Company's earnings before income taxes for the year ended December 31, 2012 were approximately $6.8 million lower than in 2011.  The Company’s effective tax rate was (131.4%) and 52.2% for the year ended December 31, 2012 and 2011, respectively.   The change in the effective tax rate during 2012 is primarily attributable to the net reversal of liabilities for uncertain tax positions and lower pretax income in the U.S. segment, principally due to restructuring charges discussed previously, and a pretax loss in the Europe segment during the year ended December 31, 2012 compared to 2011.  These were offset, in part, by higher pretax income in the Asia segment for the year ended December 31, 2012 compared to 2011, as the Asia segment incurred litigation charges in 2011 with minimal tax benefit.

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

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $93.7 million at December 31, 2012.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $20.9 million under the current tax law.  The Company repatriated $0.5 million during 2011.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2012, 2011 and 2010, the Company (reversed) recognized approximately ($0.5) million, $0.2 million and $0.2 million, respectively, in interest and penalties in the consolidated statements of operations.  The Company has approximately $0.3 million and $0.7 million accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

Return to Index
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2004 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of $0.1 million, net of interest income paid by the IRS to the Company.  Additionally, the Company’s wholly-owned subsidiary in Germany was subject to a tax audit for the tax years 2008 through 2010.  This audit has been completed and resulted in a minimal tax assessment.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2012.  A total of $0.6 million of previously recorded liabilities for uncertain tax positions relates principally to the 2007 tax year.  The statute of limitations related to these liabilities is scheduled to expire September 15, 2013.  Additionally, a total of $2.6 million of previously recorded liabilities for uncertain tax positions, interest, and penalties relating to the 2007 through 2009 tax years were reversed during 2012, as these years have been settled with the IRS and are no longer under audit.  This has been offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during the year ended December 31, 2012.

Upon its acquisition, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles. As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $1.7 million and $0.6 million, respectively for the Fibreco and GigaCom acquisitions.  At December 31, 2012, a deferred tax liability of $2.3 million remains on the consolidated balance sheet.    At December 31, 2012 the Company had no additional deferred tax amounts reported for the Powerbox acquisition as the fair market value report has not been completed.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the  acquired entities were incorporated).

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Amongst other things, ATRA extends the Research and Experimentation credit (“R&E) which expired at the end of 2011 through 2013 and 2014, respectively. Under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders are effective retroactively for 2012, the Company can only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes.  The Company will recognize these retroactive tax effects for 2012 R&E and the tax effect for 2013 R&E in the 2013 financial statements.  The impact of the ATRA on the consolidated statement of operations for the year ended December 31, 2012 resulted in a decrease in the income tax benefit of approximately $0.4 million.  There is no material effect on the Company’s financial position, liquidity or capital resources.  During the quarter ended March 31, 2013, the Company will recognize the $0.4 million R&E credit from 2012 as a reduction in the March 31, 2013 quarterly provision for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on the Company's profitability was not material.  The Company is exposed to market risk primarily from changes in foreign currency exchange rates.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company’s foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 2.4% in 2012 as compared to 2011.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, British Pounds and Czech Korunas, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Such transactions resulted in net realized and unrealized currency exchange gains of $0.6 million for the year ended December 31, 2012 and losses of $0.2 million for the year ended December 31, 2010, which were included in net earnings.  Realized and unrealized currency losses during the year ended December 31, 2011 were not material.  Translation of subsidiaries’ foreign currency financial statements into U.S. Dollars resulted in translation gains (losses) of $0.3 million, ($0.2) million and ($0.9) million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in accumulated other comprehensive loss.

Return to Index
Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions through cash flows from operating activities, borrowings, and the issuance of Bel Fuse Inc. common stock.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base and the Company’s available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions (as discussed below) requiring substantial capital, future expansion of the Company’s operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

At December 31, 2012 and 2011, $45.8 million and $40.2 million, respectively, of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management’s intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company’s U.S. operations.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as a result, there was no balance outstanding as of December 31, 2012 or December 31, 2011.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of December 31, 2012.  In the event the Company seeks borrowings under this credit agreement, a waiver would need to be obtained from the lender.

For information regarding further commitments under the Company’s operating leases, see Note 16 of the notes to the Company’s consolidated financial statements.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom with a cash payment of £1.7 million ($2.7 million).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox with a cash payment, net of $0.2 million of cash acquired, of $3.0 million.  These acquisitions were funded with cash on hand.

On November 28, 2012, the Company entered into a Stock and Asset Purchase Agreement with Tyco Electronics Corporation pursuant to which the Company has agreed to acquire the Transpower magnetics business of TE from Tyco Electronics Corporation for approximately $22.4 million in cash and the assumption of certain liabilities. This acquisition is expected to close at the end of the first quarter of 2013 and will be funded with cash on hand.

Cash Flows

During the year ended December 31, 2012, the Company’s cash and cash equivalents decreased by $17.0 million. This resulted primarily from a $13.7 million payment for the acquisition of Fibreco, a $3.0 million payment for the acquisition of Powerbox, a $2.7 million payment for the acquisition of GigaCom, $4.7 million paid for the purchase of property, plant and equipment, $3.2 million for payments of dividends and $6.6 million for the repurchase of 368,723 shares of the Company’s Class B common stock, offset by $11.6 million provided by operating activities.  As compared with 2011, cash provided by operating activities decreased by $18.7 million.  Accounts receivable increased by $0.3 million in 2012 as compared to a decrease in accounts receivable of $14.2 million during 2011, due to lower sales volume in the fourth quarter of 2011. In addition, the Company experienced a $0.3 million increase in inventory levels during 2012, as compared to a decrease in inventory of $3.6 million during 2011.

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

Return to Index
During the year ended December 31, 2010, the Company's cash and cash equivalents decreased by $40.4 million. This resulted primarily from $40.4 million paid in connection with the acquisition of Cinch, $2.4 million for the purchase of property, plant and equipment, $6.2 million for the purchase of marketable securities and $3.2 million for payments of dividends, offset by $7.6 million provided by operating activities, $3.4 million in net proceeds from the surrender of company-owned life insurance policies, and $0.6 million of proceeds from the sale of property, plant and equipment.  During the year ended December 31, 2010, cash provided by operating activities was $7.6 million.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 41.5% and 48.0% of the Company's total assets at December 31, 2012 and December 31, 2011, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 4.1 to 1 and 4.9 to 1 at December 31, 2012 and December 31, 2011, respectively.

Accounts receivable, net of allowances, were $43.1 million at December 31, 2012, as compared with $39.1 million at December 31, 2011.  Approximately $3.5 million of this increase resulted from the inclusion of the accounts receivable of the 2012 Acquired Companies. There was also a slight increase in the Company’s days sales outstanding (DSO) from 51 days at December 31, 2011 to 53 days at December 31, 2012.  Inventories were $54.9 million at December 31, 2012, as compared with $53.4 million at December 31, 2011.  Approximately $1.2 million of this increase resulted from the inclusion of the inventories of the 2012 Acquired Companies.

Contractual Obligations

The following table sets forth at December 31, 2012 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes $2.7 million of unrecognized tax benefits as of December 31, 2012, as the Company is unable to make reasonably reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$1,675	$1,675	$-	$-	$-
Operating leases	11,464	2,512	3,700	2,607	2,645
Raw material purchase obligations	18,761	18,228	533	-	-

Total	$31,900	$22,415	$4,233	$2,607	$2,645

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2012, $11.0 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2012 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $11.1 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

Return to Index
Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. As of December 31, 2012 and 2011, the Company had reserves for excess or obsolete inventory of $5.5 million and $4.8 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

The Company has historically evaluated its goodwill and other indefinite-lived intangible assets for impairment annually as of December 31 or more frequently if impairment indicators arose in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. In the fourth quarter of 2012, the Company changed the date of its annual assessment of goodwill to October 1 of each year. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment, while remaining in the fourth quarter, will create a more efficient and timely process surrounding the impairment tests and will lessen resource constraints at year-end. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1  2012.  No impairment was recognized as a result of the October 1, 2012 testing.

The Company tests goodwill for impairment using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  Reporting units with similar economic characteristics are aggregated for the goodwill impairment test.

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

At December 31, 2012, the Company’s goodwill consisted of $1.2 million related to its North America reporting unit and $13.0 million related to its Europe reporting unit.   Management has concluded that the fair value of the North America and Europe reporting units exceeds the associated carrying values at December 31, 2012 and that no impairment exists as of that date.  However, there can be no assurances that goodwill impairments will not occur in the future.  The valuation model utilizes assumptions which represent management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  In the fourth quarter of 2012, the Company changed the date of its annual assessment for other indefinite-lived intangible asset impairment from December 31 to October 1.  No impairment was recognized as a result of the October 1, 2012 testing.  At December 31, 2012, the Company’s indefinite-lived intangible assets related solely to trademarks.

Return to Index
Long-Lived Assets and Other Intangible Assets

Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  During 2012, the Company recorded a total of $1.7 million in write-downs related to property, plant and equipment.  Of this amount, $1.4 million related to the closure of the Vinita, Oklahoma facility and is classified as restructuring costs in the accompanying statement of operations, and $0.3 million related to property, plant and equipment damaged as a result of Hurricane Sandy at our Jersey City, New Jersey and Inwood, New York facilities.  No impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2011 or 2010.

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

As of December 31, 2012, the Company has gross foreign income tax net operating losses (“NOL”) of $3.4 million and capital loss carryforwards of $0.2 million.  The Company has established valuation allowances of $0.5 million and $0.1 million, respectively, against these deferred tax assets.  In addition, the Company has gross state income tax NOLs of $1.7 million, capital loss carryforwards of $2.7 million and tax credit carryforwards of $1.2 million. The Company has established  valuation allowances of $0.2 million, $0.4 million and $0.7 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.

Revenue Recognition

Revenue is recognized when the product has been delivered and title and risk of loss have passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sale price is fixed and determinable.

Historically the Company has been successful in mitigating the risks associated with its revenue.  Such risks include product warranty, creditworthiness of customers and concentration of sales among a few major customers.

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

The Company has a significant amount of sales with certain customers.  During the year ended December 31, 2012, the Company had two customers with sales in excess of 10% of Bel’s consolidated revenue. Management believes that the individual loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  During the year ended December 31, 2012, the Company had sales of $41.3 million and $29.3 million, representing 14.4% and 10.2% of Bel’s consolidated revenue, to Hon Hai Precision Industry Company Ltd. and Flextronics International Ltd., respectively. Both of these customers are in the Company’s Asia operating segment.

Return to Index
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

The Company's carrying values of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable are a reasonable approximation of their fair value.

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

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gigacom Interconnect AB, Fibreco Ltd., Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively the “2012 Acquired Companies”), which were acquired during the year ended December 31, 2012 and whose financial statements constitute 6.3% of total assets and 1.1% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of the 2012 Acquired Companies. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 12, 2013

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$71,262	$88,241
Marketable securities	2	5,731
Accounts receivable - less allowance for doubtful accounts
of $743 and $771 at December 31, 2012 and 2011, respectively	43,086	39,107
Inventories	54,924	53,361
Restricted cash, current	12,993	12,991
Prepaid expenses and other current assets	4,480	4,092
Refundable income taxes	2,955	2,871
Deferred income taxes	1,434	1,295
Total Current Assets	191,136	207,689

Property, plant and equipment - net	34,988	39,414
Deferred income taxes	1,403	2,814
Intangible assets - net	20,963	10,877
Goodwill	14,218	4,163
Other assets	12,510	11,954
TOTAL ASSETS	$275,218	$276,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,862	$18,459
Accrued expenses	25,360	22,936
Accrued restructuring costs	122	-
Notes payable	205	-
Income taxes payable	1,040	224
Dividends payable	799	806
Total Current Liabilities	46,388	42,425

Long-term Liabilities:
Liability for uncertain tax positions	2,161	4,132
Minimum pension obligation and unfunded pension liability	11,045	9,274
Other long-term liabilities	233	-
Total Long-term Liabilities	13,439	13,406
Total Liabilities	59,827	55,831

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,372,170 and 9,635,643 shares outstanding, respectively
(net of 3,218,307 treasury shares)	937	964
Additional paid-in capital	20,452	25,420
Retained earnings	195,212	196,029
Accumulated other comprehensive loss	(1,427)	(1,550)
Total Stockholders' Equity	215,391	221,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,218	$276,911

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Net sales	$286,594	$295,121	$302,539

Costs and expenses:
Cost of sales	240,092	244,749	239,185
Selling, general and administrative	39,343	39,284	40,443
Litigation charges	26	3,471	8,103
Restructuring charges	5,245	314	-
Loss (gain) on disposal/sale of property, plant and equipment	183	(93)	(352)
	284,889	287,725	287,379

Income from operations	1,705	7,396	15,160
Impairment of investment	(775)	-	-
(Loss) gain on sale of investments	(142)	119	-
Interest expense	(16)	-	-
Interest income and other, net	266	357	420

Earnings before (benefit) provision for income taxes	1,038	7,872	15,580
(Benefit) provision for income taxes	(1,364)	4,108	1,931

Net earnings	$2,402	$3,764	$13,649

Earnings per share:
Class A common share - basic and diluted	$0.17	$0.28	$1.10
Class B common share - basic and diluted	$0.21	$0.33	$1.18

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,624,578	9,597,661	9,504,261

Dividends paid per share:
Class A common share	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Net earnings	$2,402	$3,764	$13,649

Other comprehensive income (loss):
Currency translation adjustment	281	(236)	(907)
Reclassification adjustment for write-down/loss on sale of marketable
securities included in net earnings, net of tax of $348	569	-	-
Reclassification adjustment for gain on sale of marketable securities
included in net earnings, net of tax of ($45)	-	(74)	-
Unrealized holding (losses) gains on marketable securities arising during
the period, net of taxes of ($154), ($310) and $280, respectively	(251)	(507)	457
Change in unfunded SERP liability, net of taxes of ($210),
($306) and ($294), respectively	(476)	(694)	(681)
Other comprehensive income (loss)	123	(1,511)	(1,131)

Comprehensive income	$2,525	$2,253	$12,518

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	Loss	Stock	Stock	Capital

Balance, January 1, 2010	$208,932	$185,014	$1,092	$217	$946	$21,663

Cash dividends declared on Class A common stock	(522)	(522)
Cash dividends declared on Class B common stock	(2,664)	(2,664)
Issuance of restricted common stock	-				$7	$(7)
Foreign currency translation adjustment	(907)		(907)
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $280	457		457
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(131)					(131)
Stock-based compensation expense	2,200					2,200
Change in unfunded SERP liability, net of taxes of ($294)	(681)		(681)
Net earnings	13,649	13,649

Balance, December 31, 2010	$220,333	$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	$(522)	$(522)
Cash dividends declared on Class B common stock	(2,690)	(2,690)
Issuance of restricted common stock	-				$13	$(13)
Forfeiture of restricted common stock	-				(2)	2
Foreign currency translation adjustment	(236)		$(236)
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($310)	(507)		(507)
Reclassification adjustment for unrealized holding
gains included in net earnings, net of taxes of ($45)	(74)		(74)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(3)					(3)
Stock-based compensation expense	1,709					1,709
Change in unfunded SERP liability, net of taxes of ($306)	(694)		(694)
Net earnings	3,764	3,764

Balance, December 31, 2011	$221,080	$196,029	$(1,550)	$217	$964	$25,420

Cash dividends declared on Class A common stock	$(522)	$(522)
Cash dividends declared on Class B common stock	(2,697)	(2,697)
Issuance of restricted common stock	-				$13	$(13)
Forfeiture of restricted common stock	-				(3)	3
Repurchase/retirement of Class B common stock	(6,644)				(37)	(6,607)
Foreign currency translation adjustment	281		$281
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($154)	(251)		(251)
Reclassification adjustment for unrealized holding
losses included in net earnings, net of taxes of $348	569		569
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(118)					(118)
Stock-based compensation expense	1,767					1,767
Change in unfunded SERP liability, net of taxes of ($210)	(476)		(476)
Net earnings	2,402	2,402

Balance, December 31, 2012	$215,391	$195,212	$(1,427)	$217	$937	$20,452

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net earnings	$2,402	$3,764	$13,649
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	9,072	8,667	8,836
Stock-based compensation	1,767	1,709	2,200
Loss (gain) on disposal/sale of property, plant and equipment	183	(93)	(352)
Impairment/loss on disposal of assets related to restructuring	1,389	-	-
Loss (gain) on sale of investments	142	(119)	-
Impairment of investment	775	-	-
Other, net	97	1,114	715
Deferred income taxes	(1,222)	683	725
Changes in operating assets and liabilities (see below)	(2,996)	14,542	(18,136)
Net Cash Provided by Operating Activities	11,609	30,267	7,637

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,744)	(2,928)	(2,427)
Purchase of marketable securities	(24)	(5,135)	(6,190)
(Purchase of) proceeds from surrender of
company-owned life insurance, net	-	(2,406)	3,428
Cash transferred (to) from restricted cash	-	(12,830)	250
Payments for acquisitions, net of cash acquired	(19,410)	-	(40,424)
Proceeds from sale of marketable securities	5,119	433	-
Proceeds from disposal/sale of property, plant and equipment	193	386	606
Net Cash Used In Investing Activities	(18,866)	(22,480)	(44,757)

Cash flows from financing activities:
Dividends paid to common shareholders	(3,225)	(3,205)	(3,181)
Decrease in notes payable	(17)	-	-
Purchase and retirement of Class B common stock	(6,644)	-	-
Net Cash Used In Financing Activities	(9,886)	(3,205)	(3,181)
Effect of exchange rate changes on cash	164	(170)	(101)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,979)	4,412	(40,402)

Cash and Cash Equivalents - beginning of year	88,241	83,829	124,231

Cash and Cash Equivalents - end of year	$71,262	$88,241	$83,829

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Changes in operating assets and liabilities consist of:

Decrease (increase) in accounts receivable	$260	$14,172	$(12,164)
(Increase) decrease in inventories	(343)	3,561	(17,648)
Increase in prepaid expenses and other current assets	(273)	(1,746)	(833)
Increase in other assets	(230)	(140)	(13)
(Decrease) increase in accounts payable	(1,422)	(2,683)	1,716
Increase in accrued expenses	553	501	12,120
Increase in other liabilities	11	-	-
Increase (decrease) in accrued restructuring costs	122	(507)	(157)
(Decrease) increase in income taxes payable	(1,674)	1,384	(1,157)
	$(2,996)	$14,542	$(18,136)

Supplementary information:

Cash paid during the year for:
Income taxes, net of refunds received	$1,464	$1,947	$2,172
Interest	$16	$-	$15

Details of acquisition (see Note 2):
Fair value of identifiable net assets acquired	$12,677	$-	$38,132
Goodwill	9,724	-	2,349
Fair value of net assets acquired	$22,401	$-	$40,481

Fair value of consideration transferred	$22,401	$-	$40,481
Less: Cash acquired in acquisition	(2,991)	-	(57)
Cash paid for acquisition, net of cash acquired	$19,410	$-	$40,424

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries (“Bel” or the “Company”) design, manufacture and sell products used in the networking, telecommunication, high-speed data transmission, commercial aerospace, military, broadcasting, transportation and consumer electronic industries around the world.  The Company manages its operations geographically through its three reportable operating segments: North America, Asia and Europe.

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

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively, “Powerbox”). The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s consolidated results of operations for the year ended December 31, 2012 include the operating results of the 2012 Acquired Companies from their respective acquisition dates through December 31, 2012.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2012 and 2011, the Company had an allowance for doubtful accounts of $0.7 million and $0.8 million, respectively.

MARKETABLE SECURITIES - The Company generally classifies its equity securities as "available for sale" and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive loss.  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  The fair values of marketable securities are based on quoted market prices.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.  During the years ended December 31, 2012 and 2011, the Company recorded net realized (losses) gains on sales of investments in the amount of ($0.1) million and $0.1 million, respectively, and an other-than-temporary impairment charge of $0.8 million during the year ended December 31, 2012.

Return to Index
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

EFFECTS OF FOREIGN CURRENCY - The Company's European entities, whose functional currencies are Euros, British Pounds and Czech Korunas, enter into transactions which include sales denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Such transactions resulted in net realized and unrealized currency exchange gains of $0.6 million for the year ended December 31, 2012 and losses of $0.2 million for the year ended December 31, 2010, which were included in net earnings.  Realized and unrealized currency losses during the year ended December 31, 2011 were not material.  The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation gains (losses) of $0.3 million, ($0.2) million and ($0.9) million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in accumulated other comprehensive loss.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  The Company grants credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.  See Note 12 of notes to the Company’s consolidated financial statements for disclosures regarding significant customers.

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

The Company typically has a twelve-month warranty policy for workmanship defects.  As the Company has not historically had significant warranty claims, no general reserves for warranties have been established.  The Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the Company’s product specifications.  However, the Company may permit its customers to return product for other reasons.  In these instances, the Company would generally require a significant cancellation penalty payment by the customer.  The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers.  Such estimates are deducted from sales and provided for at the time revenue is recognized.

FINITE-LIVED INTANGIBLE ASSETS – Intangible assets with finite lives are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated useful life of the asset.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS – The Company has historically evaluated its goodwill and other indefinite-lived intangible assets for impairment annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”. In the fourth quarter of 2012, the Company changed the date of its annual assessment of goodwill to October 1 of each year. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment, while remaining in the fourth quarter, will create a more efficient and timely process surrounding the impairment tests and will lessen resource constraints at year-end. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1  2012.  No impairment was recognized as a result of the October 1, 2012 testing.

Return to Index
The Company tests goodwill for impairment using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  Reporting units with similar economic characteristics are aggregated for purposes of the goodwill impairment test.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of goodwill associated with each reporting unit with the carrying amount of that goodwill.  If the carrying amount of goodwill associated with a reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  See Note 4 of the consolidated financial statements.

The Company tests indefinite-lived intangible assets for impairment using the relief-from-royalty method (a form of the income approach).  In the fourth quarter of 2012, the Company changed the date of its annual assessment for other indefinite-lived intangible asset impairment from December 31 to October 1.  No impairment was recognized as a result of the October 1, 2012 testing.  See Note 4 of the consolidated financial statements.

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

INCOME TAXES - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Return to Index
The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	2012	2011	2010
Numerator:
Net earnings	$2,402	$3,764	$13,649
Less Dividends declared:
Class A	522	522	522
Class B	2,697	2,690	2,664
Undistributed (loss) earnings	$(817)	$552	$10,463

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(145)	$98	$1,872
Class B undistributed (loss) earnings	(672)	454	8,591
Total undistributed (loss) earnings	$(817)	$552	$10,463

Net earnings allocation - basic and diluted:
Class A net earnings	$377	$620	$2,394
Class B net earnings	2,025	3,144	11,255
Net earnings	$2,402	$3,764	$13,649

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,174,912	2,174,912	2,174,912
Class B - basic and diluted	9,624,578	9,597,661	9,504,261

Earnings per share:
Class A - basic and diluted	$0.17	$0.28	$1.10
Class B - basic and diluted	$0.21	$0.33	$1.18

During the year ended December 31, 2010, a weighted average of 14,718 outstanding stock options were not included in the foregoing computation for Class B common shares as their effect would be antidilutive.  There were no stock options outstanding during the years ended December 31, 2012 or 2011.

RESEARCH AND DEVELOPMENT - The Company’s engineering groups are strategically located around the world to facilitate communication with and access to customers’ engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.  Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2012, 2011 and 2010 amounted to $12.4 million, $12.0 million and $11.4 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

EVALUATION OF LONG-LIVED ASSETS – Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.  In connection with the closure of its Vinita, Oklahoma manufacturing facility, the Company recorded $1.4 million of impairment charges related to property, plant and equipment during the year ended December 31, 2012.  Of this amount, $1.0 million related to the carrying value of the building and land, which the Company donated to a local university in 2012.  The Company also recorded $0.3 million in asset write-downs related to property, plant and equipment damaged by Hurricane Sandy at its Jersey City, New Jersey and Inwood, New York facilities in 2012.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

For financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, the carrying amount approximates fair value because of the short maturities of such instruments.  See Note 5 for additional disclosures related to fair value measurements.

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

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

2.	ACQUISITIONS

2012 Acquisitions:

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom Interconnect”) with a cash payment of $2.7 million (£1.7 million). GigaCom Interconnect, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom Interconnect has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”) with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco has become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom Interconnect EBOSA® product.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively “Powerbox”), with a cash payment, net of $0.2 million of cash acquired, of $3.0 million.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense equal to the grant date fair value of these restricted shares of $0.6 million is being recorded ratably through September 2014.  Powerbox Italy, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  The acquisition of Powerbox Italy will allow Bel to expand its portfolio of power product offerings to include AC-DC products and will also establish a European design center located close to several of Bel’s existing customers.

During the year ended December 31, 2012, the Company incurred $0.8 million of acquisition-related costs relating to the 2012 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Return to Index
While the initial accounting related to the 2012 Acquisitions is not complete as of the filing date of this Form 10-K, the following table depicts the Company’s estimated acquisition date fair values of the combined consideration transferred and identifiable net assets acquired in these transactions (in thousands):

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As adjusted)
Cash and cash equivalents	$2,991	$-	$2,991
Accounts receivable	3,750	224	3,974
Inventories	1,061	(16)	1,045
Other current assets	90	-	90
Property, plant and equipment	502	248	750
Intangible assets	30	10,358	10,388
Total identifiable assets	8,424	10,814	19,238

Accounts payable	(1,702)	-	(1,702)
Accrued expenses	(1,736)	-	(1,736)
Notes payable	(216)	-	(216)
Income taxes payable	(264)	(60)	(324)
Deferred income tax liability, current	(70)	-	(70)
Deferred income tax liability, noncurrent	-	(2,297)	(2,297)
Other long-term liabilities	(216)	-	(216)
Total liabilities assumed	(4,204)	(2,357)	(6,561)
Net identifiable assets acquired	4,220	8,457	12,677
Goodwill	17,965	(8,241)	9,724
Net assets acquired	$22,185	$216	$22,401

Cash paid	$22,138	263	$22,401
Deferred consideration	47	(47)	-
Fair value of consideration transferred	$22,185	$216	$22,401

Subsequent to the respective acquisition dates of the 2012 Acquired Companies, the Company received additional information related to the Acquisition Date fair values of the net assets acquired.  These updates to the purchase price allocation are noted as measurement period adjustments in the above table.  While the purchase price allocations related to GigaCom and Fibreco are substantially complete, the allocations are currently under review and are subject to change.  The purchase price allocation related to Powerbox Italia was not yet complete as of the filing date of this Annual Report.  The Company expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition dates.

During the ongoing valuation process, the Company is utilizing the income, cost, and market approaches in determining the fair values of the assets acquired and liabilities assumed. The fair value measurements are primarily based on significant inputs that are not observable in the market. The income approach is primarily being utilized to value the intangible assets, consisting primarily of trademarks, customer relationships and technology. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, is being utilized as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Return to Index
The fair value of property, plant and equipment (as adjusted) acquired from the 2012 Acquired Companies consists solely of machinery and equipment with an acquisition-date fair value of $0.8 million and a weighted-average useful life of 5 years.

The fair value of identifiable intangible assets noted above (as adjusted) consists of the following:

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$1,264
Technology	20 years	5,464
Customer relationships	16 years	3,142
Non-compete agreements	2 years	518
Total identifiable intangible assets acquired		$10,388

The Company is also still in the process of determining the allocation of the goodwill by reportable operating segment.  This allocation will be based on those reportable operating segments expected to benefit from the 2012 Acquisitions.  The Company is uncertain at this time how much of the goodwill, if any, will be deductible for tax purposes.  For purposes of the 2012 annual goodwill impairment test, the Company has tentatively allocated all of the goodwill associated with the 2012 Acquisitions to the Company’s Europe operating segment.

The results of operations of the 2012 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the year ended December 31, 2012, the 2012 Acquisitions contributed revenues of $3.2 million and estimated net earnings of $0.2 million to the Company since their respective acquisition dates.  The unaudited pro forma information below presents the combined operating results of the Company and the 2012 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2012 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2012 Acquisitions had occurred as of January 1, 2011, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2012 Acquired Companies was completed as of January 1, 2011 (dollars in thousands except per share data):

	Year Ended December 31,
	2012	2011

Revenue	$293,948	$304,189
Net earnings	3,465	4,623
Earnings per Class A common share - basic and diluted	0.26	0.36
Earnings per Class B common share - basic and diluted	0.30	0.40

On November 28, 2012, the Company entered into a Stock and Asset Purchase Agreement with Tyco Electronics Corporation pursuant to which the Company has agreed to acquire the Transpower magnetics business of TE  from Tyco Electronics Corporation for approximately $22.4 million in cash. Included in the Company's purchase of the Transpower magnetics business are the integrated connector module ("ICM") family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications and discrete magnetics. Bel will also receive a license to produce ICM products using TE's planar embedded magnetics technology.  This acquisition is expected to close at the end of the first quarter of 2013.

2010 Acquisition of Cinch:

On January 29, 2010 (the “Acquisition Date”), the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  Bel paid $39.7 million in cash and assumed an additional $0.8 million of expenses in exchange for the net assets acquired.  The transaction was funded with cash on hand.  Cinch is headquartered in Lombard, Illinois and had manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England at the time of its acquisition.

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

During the year ended December 31, 2010, the Company expensed $0.3 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

3.	RESTRUCTURING ACTIVITIES

On July 12, 2012, as part of the Company’s 2012 Restructuring Program, Bel announced its plan to close its Cinch North American manufacturing facility in Vinita, Oklahoma by the end of 2012, and move the operation to a new facility in McAllen, Texas.  The new facility is just across the Mexican border from Bel’s existing Reynosa factory, where some of the processing for many of the Vinita parts is currently performed. Management believes that having the facilities closer together will lower transportation and logistics costs and improve service for customers by reducing manufacturing cycle times.  The Company accrued the full amount of termination benefits related to the Vinita, Oklahoma employees during 2012, as noted in the table below.  During December 2012, the Company donated the Vinita building and land to a local university, and recorded a $1.0 million loss on disposal related to this donation.  The Company also recorded a $0.4 million impairment on certain equipment at the Vinita facility.  These amounts are classified as restructuring charges in the accompanying 2012 consolidated statement of operations.

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

Activity and liability balances related to restructuring costs for the year ended December 31, 2012 are as follows:

	Liability at	New	Cash Payments and	Liability at
	December 31, 2011	Charges	Other Settlements	December 31, 2012
Termination benefits	$-	$3,227	$(3,105)	$122
Transportation of equipment	-	528	(528)	-
Set-up costs	-	71	(71)	-
Impairment/loss on disposal of
assets related to restructuring	-	1,389	(1,389)	-
Other restructuring costs	-	30	(30)	-
Total	$-	$5,245	$(5,123)	$122

The remaining $0.1 million of accrued restructuring costs at December 31, 2012 consist solely of termination benefits associated with the Vinita, Oklahoma employees, which will be paid in the first quarter of 2013; accordingly, the Company has classified the $0.1 million of accrued restructuring costs as a current liability in the consolidated balance sheet at December 31, 2012.

During the year ended December 31, 2011, the Company recorded $0.3 million in restructuring charges related primarily to severance costs associated with the reorganization of Cinch operations in the U.K.  The Company also settled its remaining lease obligation related to the Westborough, Massachusetts facility during 2011, which resulted in an immaterial gain.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.

Return to Index
Other intangible assets include patents, technology, license agreements, supply agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 1 to 20 years.

The changes in the carrying value of goodwill classified by reportable operating segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance at January 1, 2011:
Goodwill, gross	$31,205	$12,875	$15,293	$3,037
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	4,264	-	1,227	3,037

Foreign currency translation	(101)	-	-	(101)

Balance at December 31, 2011:
Goodwill, gross	31,104	12,875	15,293	2,936
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	4,163	-	1,227	2,936

Goodwill allocation related to acquisition	9,724	-	-	9,724
Foreign currency translation	331	-	-	331

Balance at December 31, 2012:
Goodwill, gross	41,159	12,875	15,293	12,991
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	$14,218	$-	$1,227	$12,991

During the year ended December 31, 2012, the Company recorded $9.7 million of additional goodwill in connection with the 2012 Acquisitions. The goodwill related to the 2012 Acquired Companies was preliminarily assigned to the Company’s Europe operating segment.  The Company completed its annual goodwill impairment test during the fourth quarter of 2012, noting no impairment.  Management determined that the fair value of the goodwill at December 31, 2012 exceeded its carrying value and that no impairment existed as of that date.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach) .  At December 31, 2012, the Company’s indefinite-lived intangible assets related to the trademarks acquired in the Cinch and Fibreco acquisitions.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2012 and that no impairment existed as of that date.

The components of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$7,822	$851	$6,971	$2,719	$1,029	$1,690
Customer relationships	5,827	554	5,273	2,541	301	2,240
Non-compete agreements	573	151	422	40	38	2
Trademarks	8,297	-	8,297	6,945	-	6,945

	$22,519	$1,556	$20,963	$12,245	$1,368	$10,877

During the year ended December 31, 2012, the Company recorded $10.4 million of various intangible assets in connection with the 2012 Acquisitions.  A listing of intangible assets acquired with the 2012 Acquired Companies and the related weighted-average lives of those assets is detailed in Note 2.  The Company also wrote off $0.5 million of fully amortized patents and license agreements during 2012, $1.8 million of fully-amortized customer relationships during 2011 and $0.3 million of fully amortized patents during 2010.  Amortization expense was $0.7 million, $0.4 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Return to Index
Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

Year Ending	Estimated
December 31,	Amortization Expense

2013	$1,095
2014	994
2015	834
2016	834
2017	831

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2012 and 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s SERP obligations, and other marketable securities described below.  The securities that are held in the rabbi trust  are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2012 and 2011.

During 2011, the Company purchased additional marketable equity securities at a purchase price of $0.1 million and invested $5.0 million in a mutual fund categorized as a fixed income available-for-sale marketable security.  During 2012, the Company sold its investment in the fixed income marketable security, as well as its investment in the publicly-traded equity security.  As of December 31, 2012 and December 31, 2011, the Company’s remaining marketable securities had a combined fair value of less than $0.1 million and $5.7 million, respectively, and gross unrealized losses of less than $0.1 million and $0.3 million, respectively.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities was determined based on quoted market prices in public markets and was categorized as Level 1.  The fair value of the fixed income securities was determined based on other observable inputs, and was therefore categorized as Level 2 in the table below.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2012 and 2011.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Available-for-sale securities:
Investments held in rabbi trust	$6,014	$6,014	$-	$-
Marketable securities	2	2	-	-
Total	$6,016	$6,016	$-	$-

As of December 31, 2011
Available-for-sale securities:
Investments held in rabbi trust	$5,786	$5,786	$-	$-
Marketable securities:
Publicly-traded equity securities	727	727	-	-
Fixed income securities	5,004	-	5,004	-
Total	$11,517	$6,513	$5,004	$-

Return to Index
The Level 2 fixed income securities noted in the table above as of December 31, 2011 represented the Company’s investment in a fund that consisted of debt securities (bonds), primarily U.S. government securities, corporate bonds, asset-backed securities and mortgage-backed securities.  The value of the fund was determined based on quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2012 or 2011.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2012.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company performed its annual impairment tests related to its goodwill and indefinite-lived intangible assets during the fourth quarter of 2012.  These valuations indicated that the fair value of the Company’s aggregated reporting units and indefinite-live intangible assets exceeded the respective carrying values as of the testing date and the Company has concluded that no impairment exists at December 31, 2012.

6.	OTHER ASSETS

At December 31, 2012 and 2011, the Company has obligations of $11.0 million and $9.3 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2012 and 2011, these assets had a combined fair value of $11.1 million and $10.5 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The fair market value of the COLI of $5.1 million and $4.7 million at December 31, 2012 and 2011, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has had a significant effect on the cash surrender value of the COLI policies.  As a result, the Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $0.3 million, $(0.1) million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2012 and 2011, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $5.6 million. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2012 and 2011, the fair market value of these investments was $6.0 million and $5.8 million, respectively.  The gross unrealized gain of $0.4 million and $0.2 million at December 31, 2012 and 2011, respectively, has been included, net of tax, in accumulated other comprehensive loss.

Return to Index
7.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2012	2011
Raw materials	$26,157	$27,975
Work in progress	8,200	7,025
Finished goods	20,567	18,361
	$54,924	$53,361

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2012	2011
Land	$3,234	$3,396
Buildings and improvements	23,579	24,844
Machinery and equipment	69,987	67,823
Construction in progress	2,340	1,487
Assets held for sale	14	-
	99,154	97,550
Accumulated depreciation	(64,166)	(58,136)
	$34,988	$39,414

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $8.1 million, $8.0 million and $8.3 million, respectively.

9.           INCOME TAXES

At December 31, 2012 and 2011, the Company has approximately $2.7 million and $4.1 million, respectively, of liabilities for uncertain tax positions ($0.6 million and $0, respectively, included in income taxes payable and $2.1 million and $4.1 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2004 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of $0.1 million, net of interest income paid by the IRS to the Company.  Additionally, the Company’s wholly-owned subsidiary in Germany was subject to a tax audit for the tax years 2008 through 2010.  This audit has been completed and resulted in a minimal tax assessment.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2012.  A total of $0.6 million of previously recorded liabilities for uncertain tax positions relates principally to the 2007 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2013.  Additionally, a total of $2.6 million of previously recorded liabilities for uncertain tax positions, interest, and penalties relating to the 2007 through 2009 tax years were reversed during 2012, as these years have been settled with the IRS and are no longer under audit.  This has been offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during 2012.

Return to Index
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (dollars in thousands):

	2012	2011	2010
Liability for uncertain tax positions - January 1	$4,132	$3,835	$4,722
Additions based on tax positions
related to the current year	1,221	297	948
Settlement/expiration of statutes of limitations	(2,642)	-	(1,835)
Liability for uncertain tax positions - December 31	$2,711	$4,132	$3,835

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2012, 2011 and 2010, the Company (reversed) recognized approximately ($0.5) million, $0.2 million and $0.2 million, respectively, of such interest and penalties in the consolidated statements of operations.  The Company has approximately $0.2 million and $0.7 million accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The Company’s total earnings (loss) before provision for income taxes included earnings from domestic operations of $0.4 million, $9.6 million and $3.6 million for 2012, 2011 and 2010, respectively, and earnings (loss) from foreign operations of $0.6 million, ($1.7) million and $12.0 million for 2012, 2011 and 2010, respectively.

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(459)	$2,585	$221
Foreign	241	478	803
State	76	362	182
	(142)	3,425	1,206
Deferred:
Federal	(807)	599	(133)
State	(58)	102	189
Foreign	(357)	(18)	669
	(1,222)	683	725

	$(1,364)	$4,108	$1,931

Return to Index
A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
Tax provision computed at the
federal statutory rate	$353	34%	$2,676	34%	$5,297	34%
Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(306)	-29%	1,526	19%	(2,377)	-15%

Increase in (reversal of) liability for uncertain
tax positions - net	(1,421)	-137%	297	4%	(887)	-6%

Utilization of research and development and foreign
tax credits	-	0%	(762)	-10%	(549)	-4%

State taxes, net of federal benefit	-	0%	341	4%	309	2%

Current year valuation allowance - U.S. segment	298	29%	-	0%	-	0%

Permanent differences applicable to U.S. operations,
including qualified production activity credits,
SERP/COLI income, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	(260)	-25%	44	1%	(73)	0%

Other	(28)	-3%	(14)	0%	211	1%
Tax (benefit) provision computed at the Company's
effective tax rate	$(1,364)	-131%	$4,108	52%	$1,931	12%

As of December 31, 2012, the Company has gross foreign income tax net operating losses (“NOL”) of $3.4 million and capital loss carryforwards of $0.2 million.  The Company has established valuation allowances of $0.5 million and $0.1 million, respectively, against these deferred tax assets.  In addition, the Company has gross state income tax NOLs of $1.7 million, capital loss carryforwards of $2.7 million and tax credit carryforwards of $1.2 million. The Company has established  valuation allowances of $0.2 million, $0.4 million and $0.7 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely and the state NOL's expire at various times during 2013 - 2029.

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amounts of $1.7 million and $0.6 million, respectively, for the Fibreco and Gigacom acquisitions.  At December 31, 2012, a deferred tax liability of $2.3 million remains on the consolidated balance sheet.  At December 31, 2012, the Company had no additional deferred tax amounts relating to the Powerbox acquisition as the fair market value report has not been completed.  The Company has made elections under IRC Section 338(g) to step-up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) only affect the U.S. income taxes (not those of the foreign countries where the acquired entities were incorporated).

Management’s intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $93.7 million at December 31, 2012.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $20.9 million under the current tax law.  The Company repatriated $0.5 million during 2011.

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Among other things, ATRA extends the Research and Experimentation credit (“R&E”), which expired at the end of 2011, through 2013 and 2014, respectively. Under ASC 740, “Income Taxes”, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders are effective retroactively for 2012, the Company can only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes.  The Company will recognize these retroactive tax effects for 2012 R&E and the tax effect for 2013 R&E in the 2013 consolidated financial statements.  The impact of the ATRA on the consolidated statement of operations for the year ended December 31, 2012 resulted in a decrease in the income tax benefit of approximately $0.4 million.  There is no material effect on the Company’s financial position, liquidity or capital resources.  During the quarter ended March 31, 2013, the Company will recognize the $0.4 million R&E credit from 2012 as a reduction in the March 31, 2013 quarterly provision for income taxes.

Return to Index
The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2012	2011
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
State tax credits	$845	$766
Reserves and accruals	1,334	1,195
Valuation allowance	(745)	(666)
	$1,434	$1,295

Deferred Tax Assets - noncurrent:
Unfunded pension liability	$1,150	$941
Depreciation	(426)	(369)
Amortization	(2,063)	243
Federal, state and foreign net operating loss
and credit carryforwards	1,114	566
Restructuring expenses	319	-
Other accruals	2,438	1,999
Valuation allowances	(1,129)	(566)
	$1,403	$2,814

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

10.	DEBT

At December 31, 2012 and 2011, a $30 million line of credit, which expires on June 30, 2014, was available to the Company to borrow.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  There have not been any borrowings under the credit agreement during 2012 or 2011 and, as a result, there was no balance outstanding as of December 31, 2012 or 2011.  At those dates, the entire $30 million line of credit was available to the Company to borrow.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of December 31, 2012.  In the event the Company seeks borrowings under this credit agreement, a waiver would need to be obtained from the lender.

Return to Index
11.     ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011
Sales commissions	$1,295	$1,291
Subcontracting labor	2,408	2,343
Salaries, bonuses and related benefits	6,023	5,315
Litigation reserve	11,549	11,549
Other	4,085	2,438
	$25,360	$22,936

12.           BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2012	2011	2010
Net Sales to External Customers:
North America	$126,469	$134,804	$111,888
Asia	128,319	126,941	156,635
Europe	31,806	33,376	34,016
	$286,594	$295,121	$302,539

Net Sales:
North America	$138,966	$149,114	$125,383
Asia	167,756	177,815	196,243
Europe	33,329	34,597	35,150
Less intergeographic
revenues	(53,457)	(66,405)	(54,237)
	$286,594	$295,121	$302,539

Income (Loss) from Operations:
North America	$1,336	$9,026	$4,181
Asia	(42)	(3,480)	9,357
Europe	411	1,850	1,622
	$1,705	$7,396	$15,160

Total Assets:
North America	$84,609	$115,552	$110,984
Asia	148,351	148,950	155,414
Europe	42,258	12,409	10,774
	$275,218	$276,911	$277,172

Capital Expenditures:
North America	$2,455	$1,121	$870
Asia	2,003	1,733	1,371
Europe	286	74	186
	$4,744	$2,928	$2,427

Depreciation and Amortization Expense:
North America	$4,081	$4,046	$3,862
Asia	4,076	4,137	4,513
Europe	915	484	461
	$9,072	$8,667	$8,836

Return to Index

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

The following items are included in the income from operations presented above:

Restructuring Charges – During the year ended December 31, 2012, the Company incurred $5.2 million in restructuring costs related to the 2012 Restructuring Program.  Of this amount, $4.5 million related to the Company’s North America operating segment, $0.6 million related to its Asia operating segment and $0.1 million related to the Company’s Europe operating segment.  The amount incurred in North America primarily related to severance costs and impairment charges on property, plant and equipment related to the closure of its Vinita, Oklahoma manufacturing facility.  During 2011, the Company incurred restructuring costs of $0.3 million related to severance costs associated with the reorganization of its Cinch operations in the U.K.

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

Loss on Disposal of Property, Plant and Equipment – During the year ended December 31, 2012, the Company recorded a $0.3 million loss on disposal of assets in its North America operating segment related to the damage caused by Hurricane Sandy at its Jersey City, New Jersey and Inwood, New York facilities.  This was partially offset by a $0.2 million pre-tax gain recorded in the Company’s Asia operating segment from the sale of a building in Macao.

Entity-Wide Information

The following is a summary of entity-wide information related to the Company’s net sales to external customers by geographic area and by major product line (dollars in thousands).

	2012	2011	2010
Net Sales by Geographic Area:

United States	$126,469	$134,804	$111,888
Macao	128,319	126,941	156,635
Germany	14,165	17,937	20,027
United Kingdom	13,203	11,927	10,747
Czech Republic	3,298	3,512	3,242
Italy	1,083	-	-
Sweden	57	-	-
Consolidated net sales	$286,594	$295,121	$302,539

Net Sales by Major Product Line:

Interconnect	$109,245	$107,346	$101,059
Magnetics	100,529	87,104	127,664
Modules	66,663	90,475	61,092
Circuit protection	10,157	10,196	12,724
Consolidated net sales	$286,594	$295,121	$302,539

Net sales from external customers are attributed to individual countries based on the geographic source of the billing for such customer sales.

Return to Index
The following is a summary of long-lived assets by geographic area as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Long-lived Assets by Geographic Location:

United States	$27,552	$30,204
People's Republic of China (PRC)	16,622	18,611
All other foreign countries	3,324	2,553
Consolidated long-lived assets	$47,498	$51,368

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

Net Sales to Major Customers

The Company had sales to two customers in excess of ten percent of consolidated net sales in 2012.  The combined revenue from these two customers was $70.6 million during the year ended December 31, 2012, representing 24.6% of total sales.  In 2011, there were two customers with sales in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $65.7 million during the year ended December 31, 2011, representing 22.3% of total sales.  In 2010, the Company had sales to two customers in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $74.6 million during the year ended December 31, 2010, representing 24.7% of total sales.  Sales related to these significant customers were primarily reflected in the North America and Asia operating segments during each of the three years discussed.

13.         RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. For plan years prior to January 1, 2012, the Company’s matching contributions were limited to $350 per participant and the Company made discretionary profit sharing contributions on behalf of eligible participants in amounts determined by the Company’s board of directors. Prior to January 1, 2012, the Company’s matching and profit sharing contributions were invested in shares of Bel Fuse Inc. Class A and Class B common stock. Effective January 1, 2012, Company matching contributions are made in cash and invested in accordance with participant’s instructions in various investment funds offered under the Employees’ Savings Plan other than Bel Fuse Inc. common stock. The expense for the years ended December 31, 2012, 2011 and 2010 amounted to $0.5 million, $0.9 million and $0.7 million, respectively. As of December 31, 2012, the plan owned 15,325 and 220,781 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $0.3 million in each year. As of December 31, 2012, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

Return to Index
The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2012, 2011 and 2010 amounted to $1.1 million, $0.9 million and $0.8 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010

Service Cost	$438	$371	$340
Interest Cost	417	404	336
Net amortization	230	149	133
Net periodic benefit cost	$1,085	$924	$809

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Fair value of plan assets, January 1	$-	$-
Company contributions	-	-
Benefits paid	-	-
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	9,274	7,350
Service cost	438	371
Interest cost	417	404
Benefits paid	-	-
Actuarial losses	916	1,149
Benefit obligation, December 31	$11,045	$9,274
Funded status, December 31	$(11,045)	$(9,274)

The Company has recorded the related liability of $11.0 million and $9.3 million as a long-term liability in its consolidated balance sheets at December 31, 2012 and 2011, respectively.  The accumulated benefit obligation for the SERP was $9.3 million and $7.5 million as of December 31, 2012 and 2011, respectively.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined fair value of $11.1 million and $10.5 million at December 31, 2012 and 2011, respectively.  See Note 6 for additional information on these investments.

Return to Index
The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.2 million and $0.1 million, respectively.  The Company does not expect to make any contributions to the SERP in 2013.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2013, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2013	$-
2014	182
2015	237
2016	237
2017	237
2018 - 2022	2,732

The following gross amounts are recognized in accumulated other comprehensive loss, net of tax (dollars in thousands):

	2012	2011
Prior service cost	$877	$1,010
Net loss	2,884	2,065
	$3,761	$3,075

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2012	2011	2010
Net periodic benefit cost
Discount rate	4.50%	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Benefit obligation
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%

14.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2002 Equity Compensation Plan, which provided for the issuance of 2.4 million shares, expired in April 2012.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company’s Class B common stock.  At December 31, 2012, 1.3 million shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $1.8 million, $1.7 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the years ended December 31, 2012, 2011 and 2010.  At December 31, 2012 and 2011, the only instruments issued and outstanding under the Program related to restricted stock awards.

Return to Index
Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2012, 2011 and 2010, the Company issued 130,000, 128,300 and 68,900 Class B common shares, respectively, under a restricted stock plan to various officers and employees.

A summary of the restricted stock activity under the Program as of December 31, 2012 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2012	321,525	$20.48	3.3 years
Granted	130,000	17.70
Vested	(74,175)	23.81
Forfeited	(24,750)	19.40
Outstanding at December 31, 2012	352,600	$18.83	3.0 years

As of December 31, 2012, there was $4.5 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.7 years.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15.         COMMON STOCK

In July 2012, the Board of Directors of the Company authorized the purchase of up to $10 million of the Company’s outstanding Class B common shares.  As of December 31, 2012, the Company had purchased and retired 368,723 Class B common shares at a cost of approximately $6.6 million.  No shares of Class A or Class B common stock were repurchased during the years ended December 31, 2011 or 2010.

As of December 31, 2012, to the Company’s knowledge, there were two shareholders of the Company’s common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2012, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2012, to the Company’s knowledge, these shareholders owned 31.6% and 13.3%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

Throughout 2010, 2011 and 2012, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During each of the years ended December 31, 2012, 2011 and 2010, the Company declared dividends totaling $3.2 million.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

Return to Index
16.         COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through March 2023.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2013	$2,512
2014	1,960
2015	1,740
2016	1,560
2017	1,047
Thereafter	2,645
$11,464

Rental expense for all leases was approximately $3.4 million, $3.3 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $18.8 million and $25.2 million at December 31, 2012 and December 31, 2011, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $1.7 million and $1.7 million at December 31, 2012 and December 31, 2011, respectively.

Legal Proceedings

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company is in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case is on appeal to the Federal Circuit.  The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor case on October 2, 2012. The parties are awaiting a ruling by the CAFC as of the filing date of this Annual Report. The amount of the bond is reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2011 and December 31, 2012.

Return to Index
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

The Company was a defendant in a lawsuit captioned Halo Electronics, Inc. (“Halo”) v. Bel Fuse Inc., Pulse Engineering, Inc. and Technitrol, Inc. brought in Nevada Federal District Court.  The plaintiff claimed that the Company had infringed its patents covering certain surface mount discrete magnetic products made by the Company.  Halo sought unspecified damages, which it claimed should be trebled.  In December 2007, this case was dismissed by the Nevada Federal District Court for lack of personal jurisdiction. Halo then re-filed this suit, with similar claims against the Company, in the Northern California Federal District Court, captioned Halo Electronics, Inc. v. Bel Fuse Inc., Elec & Eltek (USA) Corporation, Wurth Electronics Midcom, Inc., and Xfmrs, Inc.  In June 2011, a memorandum of understanding was signed by the Company and Halo with regard to this lawsuit, whereby the Company has agreed to pay Halo a royalty on past sales.  The Company recorded a $2.6 million liability related to past sales during the second quarter of 2011.  This was included as a litigation charge in the accompanying consolidated statement of operations for the year ended December 31, 2011.  Bel also agreed to take a license with respect to the Halo patents at issue in the lawsuit and pay an 8% royalty on all net worldwide sales of the above-mentioned products from June 7, 2011 through August 10, 2015.

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo Electronics, Inc. brought in the United States District Court of New Jersey during June 2007.  The Company claimed that Halo infringed a patent covering certain integrated connector modules made by Halo.  The Company was seeking an unspecified amount of damages plus interest, costs and attorney fees.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby Halo agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income was included in net sales in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

17.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2012 and 2011 are summarized below (dollars in thousands)

	2012	2011

Foreign currency translation adjustment	$927	$646
Unrealized holding (loss) gain on available-for-sale
securities, net of taxes of $161 and ($33) as of
December 31, 2012 and 2011	256	(62)
Unfunded SERP liability, net of taxes of $(1,151) and
$(941) as of December 31, 2012 and 2011	(2,610)	(2,134)

Accumulated other comprehensive loss	$(1,427)	$(1,550)

Return to Index
18.         RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 31.6%.  However, as discussed in Note 15, GAMCO’s voting rights are currently suspended.

19.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results (unaudited) for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands, except per share data):

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2012	2012	2012	2012 (c)	2012 (a)

Net sales	$65,561	$73,222	$76,059	$71,752	$286,594

Cost of sales	55,132	61,051	63,404	60,505	240,092

Net earnings (loss)	876	1,463	2,600	(2,537)	2,402

Earnings (loss) per share:
Class A common share - basic and diluted	$0.07	$0.11	$0.20	$(0.21)	$0.17
Class B common share - basic and diluted	$0.08	$0.13	$0.22	$(0.22)	$0.21

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2011	2011 (b)	2011	2011	2011 (a)

Net sales	$71,403	$79,173	$75,903	$68,642	$295,121

Cost of sales	57,132	65,368	63,865	58,384	244,749

Net earnings (loss)	3,244	(574)	1,012	82	3,764

Earnings (loss) per share:
Class A common share - basic and diluted	$0.26	$(0.05)	$0.08	$0.00	$0.28
Class B common share - basic and diluted	$0.28	$(0.05)	$0.09	$0.01	$0.33

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)	The net loss for the quarter ended June 30, 2011 includes $2.8 million of net litigation charges related to the SynQor and Halo lawsuits ($2.6 million after tax).

(c)
The net loss for the quarter ended December 31, 2012 includes $3.1 million of restructuring charges primarily related to severance charges and the writedown of assets associated with the closure of the Company’s Vinita, Oklahoma manufacturing facility.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2012:
Allowance for doubtful accounts	$771	$(123)	$109	$(14)	$743
Allowance for excess and obsolete inventory	$4,776	$1,345	$3	$(634)	$5,490
Deferred tax assets - valuation allowances	$1,232	$651	$-	$(9)	$1,874

Year ended December 31, 2011:
Allowance for doubtful accounts	$653	$125	$12	$(19)	$771
Allowance for excess and obsolete inventory	$4,607	$1,042	$(3)	$(870)	$4,776
Deferred tax assets - valuation allowances	$1,463	$146	$-	$(377)	$1,232

Year ended December 31, 2010:
Allowance for doubtful accounts	$596	$35	$29	$(7)	$653
Allowance for excess and obsolete inventory	$2,767	$2,560	$(14)	$(706)	$4,607
Deferred tax assets - valuation allowances	$878	$614	$-	$(29)	$1,463

(a) Write offs

(b) Includes foreign currency translation adjustments

S-1

Return to Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2012, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As discussed in Note 2 to the consolidated financial statements, the Company acquired the 2012 Acquired Companies during the year ended December 31, 2012.  These acquisitions, with combined assets and current year net sales at and for the year ended December 31, 2012 representing 6.3% and 1.1%, respectively, of the consolidated financial statement amounts, have been excluded from management’s assessment of internal control over financial reporting.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, excluding the 2012 Acquired Companies, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

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

Return to Index
Item 10.                            Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.                            Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	1,274,600

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	1,274,600

Item 13.              Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.              Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)	Financial Statements

1. Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for Each of the Three
	Years in the Period Ended December 31, 2012	F-3

Consolidated Statements of Comprehensive Income for Each of the Three
	Years in the Period Ended December 31, 2012	F-4

Consolidated Statements of Stockholders' Equity for Each of the
	Three Years in the Period Ended December 31, 2012	F-5

Consolidated Statements of Cash Flows for Each of the
	Three Years in the Period Ended December 31, 2012	F-6

	Notes to Consolidated Financial Statements	F-8

2. Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

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

10.4
Stock and Asset Purchase Agreement between Bel Fuse Inc. and Tyco Electronics Corporation, dated as of November 28, 2012.  Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference.

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

10.8
Fourth Amendment to Credit and Guaranty Agreement dated as of September 27, 2010, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.9
Fifth Amendment to Credit and Guaranty Agreement dated as of February 16, 2011, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.10†	2011 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

18.1*	Preferability Letter of Independent Registered Public Accounting Firm.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of attorney (included on the signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

Return to Index

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 12, 2013

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 12, 2013
Daniel Bernstein	and Director

/s/ Howard Bernstein	Director	March 12, 2013
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 12, 2013
Robert H. Simandl

/s/ Peter Gilbert	Director	March 12, 2013
Peter Gilbert

/s/ John Tweedy	Director	March 12, 2013
John Tweedy

/s/ John Johnson	Director	March 12, 2013
John Johnson

/s/ Avi Eden	Director	March 12, 2013
Avi Eden

/s/ Mark Segall	Director	March 12, 2013
Mark Segall

/s/ Colin Dunn	Vice President of Finance and Secretary	March 12, 2013
Colin Dunn