Form 10-Q
period 2013-03-31
BEL FUSE INC /NJ
filed 2013-05-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2013
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,191,177

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$53,312	$71,262
Accounts receivable - less allowance for doubtful accounts of $760
and $743 at March 31, 2013 and December 31, 2012, respectively	48,649	43,086
Inventories	60,696	54,924
Restricted cash	12,993	12,993
Prepaid expenses and other current assets	6,765	4,482
Refundable income taxes	2,988	2,955
Deferred income taxes	2,545	1,434
Total Current Assets	187,948	191,136

Property, plant and equipment - net	38,823	34,988
Deferred income taxes	3,648	1,403
Intangible assets - net	20,067	20,963
Goodwill	22,038	14,218
Other assets	12,840	12,510
TOTAL ASSETS	$285,364	$275,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,135	$18,862
Accrued expenses	34,437	25,360
Accrued restructuring costs	-	122
Notes payable	122	205
Income taxes payable	1,207	1,040
Dividends payable	799	799
Total Current Liabilities	61,700	46,388

Long-term Liabilities:
Liability for uncertain tax positions	2,168	2,161
Minimum pension obligation and unfunded pension liability	11,462	11,045
Other long-term liabilities	234	233
Total Long-term Liabilities	13,864	13,439
Total Liabilities	75,564	59,827

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,191,177 and 9,372,170 shares outstanding, respectively
(net of 3,218,307 treasury shares)	919	937
Additional paid-in capital	17,583	20,452
Retained earnings	193,897	195,212
Accumulated other comprehensive loss	(2,816)	(1,427)
Total Stockholders' Equity	209,800	215,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,364	$275,218

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net Sales	$63,028	$65,561

Costs and expenses:
Cost of sales	53,922	55,132
Selling, general and administrative	10,402	8,858
Restructuring charge	124	137
	64,448	64,127

(Loss) income from operations	(1,420)	1,434
Interest expense	(3)	-
Interest income and other, net	40	76

(Loss) earnings before (benefit) provision for income taxes	(1,383)	1,510
(Benefit) provision for income taxes	(830)	634

Net (loss) earnings	$(553)	$876

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.07
Class B common share - basic and diluted	$(0.05)	$0.08

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,221,104	9,631,805

Dividends paid per share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net (loss) earnings	$(553)	$876

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($221) and $0,
respectively	(1,413)	415
Unrealized holding gains on marketable securities arising
during the period, net of taxes of $52 and $13, respectively	85	26
Change in unfunded SERP liability, net of taxes of ($27)
and $18, respectively	(61)	40
Other comprehensive (loss) income	(1,389)	481

Comprehensive (loss) income	$(1,942)	$1,357

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(553)	$876
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	2,212	2,105
Stock-based compensation	470	450
(Gain) loss on disposal of property, plant and equipment	(7)	69
Other, net	262	(280)
Deferred income taxes	(856)	(809)
Changes in operating assets and liabilities (see page 6)	222	54
Net Cash Provided by Operating Activities	1,750	2,465

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,151)	(1,130)
Payment for acquisition, net of cash acquired (see page 6)	(14,121)	(2,687)
Purchase of marketable securities	-	(7)
Proceeds from disposal of property, plant and equipment	6	2
Net Cash Used in Investing Activities	(15,266)	(3,822)

Cash flows from financing activities:
Dividends paid to common shareholders	(762)	(782)
Decrease in notes payable	(79)	-
Purchase and retirement of Class B common stock	(3,356)	-
Net Cash Used In Financing Activities	(4,197)	(782)

Effect of exchange rate changes on cash	(237)	153

Net Decrease in Cash and Cash Equivalents	(17,950)	(1,986)
Cash and Cash Equivalents - beginning of period	71,262	88,241
Cash and Cash Equivalents - end of period	$53,312	$86,255

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$5,652	$1,831
Decrease (increase) in inventories	237	(3,280)
Increase in prepaid expenses and other current assets	(1,494)	(695)
Decrease (increase) in other assets	12	(10)
(Decrease) increase in accounts payable	(2,170)	1,740
Decrease in accrued expenses	(2,104)	(763)
Increase in other liabilities	7	-
Decrease in accrued restructuring costs	(122)	-
Increase in income taxes payable	204	1,231
	$222	$54

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$(237)	$235
Interest	3	-

Details of acquisition:
Fair value of identifiable net assets acquired	$21,430	$157
Goodwill	8,278	2,577
Fair value of net assets acquired	$29,708	$2,734

Fair value of consideration transferred	$29,708	$2,734
Less: Cash acquired in acquisition	$(8,388)	$-
Deferred consideration	(7,199)	(47)
Cash paid for acquisition	$14,121	$2,687
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2013, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2013 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2012.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively, “Powerbox”). The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited and certain other tangible and intangible assets of TE Connectivity.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the three months ended March 31, 2013 and March 31, 2012 include the operating results of the acquired companies from their respective acquisition date through the respective period end dates.  The measurement period adjustments impacting the first quarter of 2012 related solely to an immaterial amount of depreciation associated with GigaCom.  Due to the immaterial amount, the results of operations and cash flows for the three months ended March 31, 2012 have not been restated to reflect this measurement period adjustment.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three months ended March 31, 2013.  Recent accounting pronouncements adopted during the first quarter of 2013 are as follows:

Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The Company adopted ASU No. 2012-02 during the first quarter of 2013.  The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  The Company adopted ASU No. 2013-02 during the first quarter of 2013.  The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Return to Index

2.	(LOSS) EARNINGS PER SHARE

The Company utilizes the two-class method to report its (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (loss) earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (loss) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period.  Diluted (loss) earnings per common share, for each class of common stock, are computed by dividing net (loss) earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three months ended March 31, 2013 or 2012 which would have had a dilutive effect on earnings per share.

The (loss) earnings and weighted-average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2013	2012

Numerator:
Net (loss) earnings	$(553)	$876
Less Dividends:
Class A	130	130
Class B	632	675
Undistributed (loss) earnings	$(1,315)	$71

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(241)	$13
Class B undistributed (loss) earnings	(1,074)	58
Total undistributed (loss) earnings	$(1,315)	$71

Net (loss) earnings allocation - basic and diluted:
Class A allocated (loss) earnings	$(111)	$143
Class B allocated (loss) earnings	(442)	733
Net (loss) earnings	$(553)	$876

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,221,104	9,631,805

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.07
Class B common share - basic and diluted	$(0.05)	$0.08

3.           ACQUISITIONS

2013 Acquisition:

On March 29, 2013, the Company acquired 100% of the outstanding shares of Transpower Technology (HK) Limited (“Transpower”), certain intellectual property and other tangible assets related to the Transpower magnetics business of TE Connectivity (“TE”) for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. The Company has accrued $7.2 million of additional consideration payable to TE related to a working capital adjustment at March 31, 2013.  Transpower Technology (HK) Limited is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd. in the People's Republic of China.  The operations acquired are now doing business as TRP Connector (“TRP”).  The Company’s purchase of the TRP magnetics business consisted of the integrated connector module (“ICM”) family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

Return to Index
During the three months ended March 31, 2013, the Company incurred $0.3 million of acquisition-related costs associated with TRP.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.

While the initial accounting related to the TRP acquisition is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s initial estimate of the acquisition date fair values of the consideration paid or payable and identifiable net assets acquired (in thousands):

	March 29, 2013
Cash	$8,388
Accounts receivable	11,580
Inventories	6,258	(a)
Other current assets	1,953
Property, plant and equipment	4,693	(b)
Intangible assets	-	(c)
Other assets	1,151
Total identifiable assets	34,023

Accounts payable	(8,565)
Accrued expenses	(4,003)
Other current liabilities	(25)
Total liabilities assumed	(12,593)
Net identifiable assets acquired	21,430
Goodwill	8,278	(d)
Net assets acquired	$29,708

Cash paid	$22,400
Assumption of severance payment	109
Fair value of grant of license	-	(e)
Fair value of consideration transferred	22,509
Deferred consideration	7,199	(f)
Total consideration paid/payable	$29,708

(a)
The determination of fair value related to the inventory acquired was still in progress as of the date of this filing.  The amount above represents only the carrying value of the inventory on TRP’s balance sheet as of the acquisition date.

(b)
The appraisals related to machinery and equipment acquired were incomplete as of this filing date and, as such, the amount noted above represents only the carrying value of those assets as of the acquisition date.

(c)
The Company has identified certain intangible assets related to the TRP acquisition, including technology, license agreements and customer lists, which are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing.

(d)
The amount of goodwill is provisional as of the filing date, as the fair value determination of inventory acquired, and appraisals related to property, plant and equipment and various intangible assets are still underway.  As the final amount of goodwill has not yet been determined or allocated by segment, the Company is unable to determine at this time the portion of goodwill, if any, that will be deductible for tax purposes.

(e)
As part of the consideration paid or payable, the Company granted Tyco a license related to three of the Company’s patents.  The valuation related to this license grant was not complete as of the date of this filing.

(f)
Deferred consideration represents the Company’s estimate of a working capital adjustment which is payable to the seller.  Such adjustment must be agreed upon between the Company and the seller, and has not yet been finalized as of the date of this filing.

There were no operations related to TRP between the March 29, 2013 acquisition date and March 31, 2013.  As a result, TRP’s results of operations had no impact on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013.  The preliminary fair values of net assets acquired, as noted above, are included in the Company’s condensed consolidated balance sheet at March 31, 2013.  The unaudited pro forma information below presents the combined operating results of the Company and TRP.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the TRP acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the TRP acquisition had occurred as of January 1, 2012, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

Return to Index
The following unaudited pro forma consolidated results of operations assume that the acquisition of TRP was completed as of January 1, 2012.  The pro forma results noted below for the three months ended March 31, 2012 also assume the effects of the 2012 Acquisitions discussed below (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2013	2012

Revenue	$83,529	$86,410
Net earnings	2,129	2,720
Earnings per Class A common share - basic and diluted	0.18	0.22
Earnings per Class B common share - basic and diluted	0.19	0.23

2012 Acquisitions:

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom with a cash payment of $2.7 million (£1.7 million). GigaCom, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic products will enhance the Company’s position within the growing aerospace and military markets.

On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco has become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom EBOSA® product.

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

During the three months ended March 31, 2013 and 2012, the Company incurred $0.1 million and less than $0.1 million, respectively, of acquisition-related costs relating to the 2012 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012.

During the first quarter of 2013, the Company completed the purchase accounting related to its acquisitions of GigaCom and Fibreco.  While the initial accounting related to the Powerbox acquisition is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired related to the 2012 Acquisitions (in thousands):

Return to Index
		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments (a)	(As adjusted)
Cash and cash equivalents	$2,991	$-	$2,991
Accounts receivable	3,750	224	3,974
Inventories	1,061	(16)	1,045
Other current assets	90	-	90
Property, plant and equipment	502	248	750
Intangible assets	30	10,358	10,388
Total identifiable assets	8,424	10,814	19,238

Accounts payable	(1,702)	-	(1,702)
Accrued expenses	(1,736)	-	(1,736)
Notes payable	(216)	-	(216)
Income taxes payable	(264)	(60)	(324)
Deferred income tax liability, current	(70)	-	(70)
Deferred income tax liability, noncurrent	-	(2,297)	(2,297)
Other long-term liabilities	(216)	-	(216)
Total liabilities assumed	(4,204)	(2,357)	(6,561)
Net identifiable assets acquired	4,220	8,457	12,677
Goodwill	17,965	(8,241)	9,724
Net assets acquired	$22,185	$216	$22,401

Cash paid	$22,138	263	$22,401
Deferred consideration	47	(47)	-
Fair value of consideration transferred	$22,185	$216	$22,401

(a) There were no measurement period adjustments recorded during the three months ended March 31, 2013 related to the 2012 acquisitions.

The results of operations of the 2012 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three months ended March 31, 2013, the 2012 Acquisitions contributed $2.9 million of revenues and $0.8 million of net earnings to the Company.  The 2012 Acquisitions had an immaterial contribution to the Company’s revenues and net earnings during the first quarter of 2012.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2013 and December 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

Return to Index
As of March 31, 2013 and December 31, 2012, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized losses of less than $0.1 million at each date.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2013 and 2012.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2013.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013
Available-for-sale securities:
Investments held in rabbi trust	$6,150	$6,150	$-	$-
Marketable securities	3	3	-	-

Total	$6,153	$6,153	$-	$-

As of December 31, 2012
Available-for-sale securities:
Investments held in rabbi trust	$6,014	$6,014	$-	$-
Marketable securities	2	2	-	-

Total	$6,016	$6,016	$-	$-

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2013 or December 31, 2012.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2013 or 2012 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$29,482	$26,157
Work in progress	11,600	8,200
Finished goods	19,614	20,567
	$60,696	$54,924

Return to Index

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total segment sales:
North America	$29,222	$36,525
Asia	32,725	34,847
Europe	10,125	7,990
Total segment sales	72,072	79,362
Reconciling item:
Intersegment sales	(9,044)	(13,801)
Net sales	$63,028	$65,561

(Loss) income from operations:
North America	$(1,482)	$2,310
Asia	(666)	(1,562)
Europe	728	686
	$(1,420)	$1,434

The following items are included in the (loss) income from operations presented above:

Recent Acquisitions – During the three months ended March 31, 2013, the 2012 Acquired Companies contributed combined revenues of $2.9 million and estimated income from operations of $0.8 million, respectively, to the Company’s Europe operating segment.  The first of the 2012 Acquisitions occurred on March 9, 2012 with the acquisition of GigaCom and, as a result, the 2012 Acquisitions did not have a material impact on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2012.

Segment Sales – Segment sales are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. (Loss) income from operations represents net sales less operating costs and expenses.

7.            INCOME TAXES

At March 31, 2013 and December 31, 2012, the Company has approximately $2.7 million of liabilities for uncertain tax positions ($0.5 million included in income taxes payable and $2.2 million, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2013.  A total of $0.6 million of previously recorded liabilities for uncertain tax positions relates principally to the 2007 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2013.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2013 and 2012, the Company recognized an immaterial amount of interest and penalties and no interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.2 million accrued for the payment of interest and penalties at March 31, 2013 and December 31, 2012, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

Return to Index
Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various temporary differences. In connection with the 2012 Acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amounts of $1.7 million and $0.6 million, respectively, for the Fibreco and GigaCom acquisitions.  At March 31, 2013 and December 31, 2012, a combined deferred tax liability of $2.1 million and $2.2 million, respectively, remains on the condensed consolidated balance sheets. Upon completion of the acquisition of TRP, TRP had deferred tax assets of $2.2 million arising from various temporary differences, which are included in the condensed consolidated balance sheet at March 31, 2013.  At March 31, 2013, the fair market value reports have not been completed and therefore the Company had no additional deferred tax amounts relating to the Powerbox and TRP acquisitions.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step-up the tax basis of the 2012 acquisitions to fair value.  The elections made under Section 338(g) only affect the U.S. income taxes (not those of the foreign countries where the acquired entities were incorporated).

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Among other things, ATRA extends the Research and Experimentation credit (“R&E”), which expired at the end of 2011, through 2013 and 2014, respectively. Under Accounting Standards Codification (“ASC”) 740, Income Taxes, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders were effective retroactively for 2012, the Company could only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes at December 31, 2012.  During the quarter ended March 31, 2013, the Company recognized the $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012
Sales commissions	$1,224	$1,295
Subcontracting labor	1,960	2,408
Salaries, bonuses and related benefits	8,163	6,023
Litigation reserve	11,549	11,549
Consideration payable on Transpower acquisition	7,199	-
Other	4,342	4,085
	$34,437	$25,360

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended March 31, 2013 and 2012 amounted to approximately $0.1 million in each period.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of March 31, 2013, the plan owned 15,325 and 216,867 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia, other than TRP, have a retirement fund covering substantially all of their Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended March 31, 2013 and 2012 amounted to approximately $0.1 million in each period. As of March 31, 2013, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service cost	$139	$109
Interest cost	112	104
Amortization of adjustments	77	58
Total SERP expense	$328	$271

	March 31,	December 31,
	2013	2012
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,462	$11,045

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,005	$877
Net gains	2,844	2,884
	$3,849	$3,761

10.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	March 31,	December 31,
	2013	2012

Foreign currency translation adjustment	$(486)	$927
Unrealized holding losses on available-for-sale
securities, net of taxes of $213 and $161 as of
March 31, 2013 and December 31, 2012	341	256
Unfunded SERP liability, net of taxes of ($1,178) and ($1,151) as
of March 31, 2013 and December 31, 2012	(2,671)	(2,610)

Accumulated other comprehensive loss	$(2,816)	$(1,427)

Return to Index

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2013 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Losses on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability	Total

Balance at January 1, 2013	$927	$256	$(2,610)	$(1,427)
Other comprehensive loss before reclassifications	(1,413)	85	(101)	(1,429)
Amounts reclassified from accumulated other
comprehensive loss	-	-	40	40	(a)
Net current period other comprehensive loss	(1,413)	85	(61)	(1,389)

Balance at March 31, 2013	$(486)	$341	$(2,671)	$(2,816)

(a) This reclassification from accumulated other comprehensive loss relates to the amortization of prior service costs associated with the
Company's SERP plan. This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

11.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, including various claims of patent infringement.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the details of all of Bel’s material pending lawsuits.  Legal developments subsequent to the filing of the Company’s Annual Report on Form 10-K are below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company was in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case was on appeal to the Federal Circuit.  The amount of the bond was reflected as restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2012 and March 31, 2013.   The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor case on October 2, 2012 and issued its opinion on March 13, 2013.  In its opinion, the CAFC affirmed the district court’s findings and judgment on all issues up on appeal.  The Company and the other Defendants jointly filed a Petition for Rehearing En Banc with the CAFC on April 12, 2013.

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-injunction damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011.  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-injunction damages related to this case.  As a result, the Company does not anticipate that its consolidated statement of operations will be materially impacted by any potential post-injunction damages.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.

Return to Index

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

12.           RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company has $2.0 million invested in a money market fund with GAMCO Investors, Inc., a current stockholder of the Company, with holdings of its Class A stock of approximately 31.6%.

Return to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

Overview

Our Company

The Company designs, manufactures and markets a broad array of magnetics, modules, circuit protection devices and interconnect products.  Bel’s products are primarily used in the networking, telecommunications, computing, military, aerospace, transportation and broadcasting industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the three months ended March 31, 2013, 42% of the Company’s revenues were derived from North America, 42% from Asia and 16% from its Europe operating segment.  Sales of the Company’s interconnect products represented approximately 41% of its total net sales during the three months ended March 31, 2013.  The remaining revenues related to sales of the Company’s magnetic products (34%), module products (21%) and circuit protection products (4%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix can have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; and Worksop and Great Dunmow, England.  The Company ceased manufacturing at the Vinita, Oklahoma manufacturing facility during the first quarter of 2013.

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

Return to Index

Trends Affecting our Business

The Company believes the key factors affecting Bel’s three months ended March 31, 2013 and/or future results include the following:

•
Recent Acquisitions – The Company completed three small acquisitions in 2012.  Fibreco and Powerbox, both acquired in 2012, contributed a combined $2.9 million of sales and added $0.9 million of income from operations to Bel’s consolidated results for the first quarter of 2013.  On March 29, 2013, the Company completed its purchase of the Transpower magnetics business and other tangible and intangible assets of TE Connectivity (“TRP”).  The TRP business, which had 2012 sales of approximately $75 million, will contribute to Bel’s consolidated sales beginning in the second quarter of 2013 and is expected to be accretive to Bel’s results by the second half of 2013.  This statement constitutes a Forward-Looking Statement. Actual results could vary significantly from this projection based upon our ability to integrate the new entity into our business and the other risk factors that typically impact our results of operations.

•
2012 Restructuring Program – The Company substantially completed its plan to effect operational efficiencies by the end of 2012.  The Company continued its efforts in the first quarter of 2013 to bring the new manufacturing facility in McAllen, Texas up to full operating capacity, but faced some challenges in meeting customer demand.  Unanticipated costs of approximately $1.7 million related to additional overtime, scrap, a higher volume of purchased materials and expedited freight charges among other start-up costs.  While certain of the costs were one-time items contained to the first quarter, other costs, such as additional overtime, are expected to continue into the second quarter to meet customer needs.   Management believes that the overall annual savings of $5.6 million related to the Company’s restructuring initiatives will still be realized, though the savings related to the Cinch transition may not be visible until the third quarter.   This statement constitutes a Forward-Looking Statement.  Actual results could vary significantly from this projection, primarily based upon the length of time required and actual costs incurred by the Company in achieving an efficient workforce at the newly-established McAllen, Texas manufacturing facility, in addition to other uncertainties associated with the Company modifying its approaches to operations.

•
Revenues – Excluding the revenue contributions from recent acquisitions as described above, the Company’s revenues for the first quarter of 2013 decreased by $5.5 million as compared to the first quarter of 2012.  The decrease in sales was primarily due to reduced orders of module products from one customer in North America.  We believe the order volume for this customer has leveled off and we do not anticipate any increase in volume from this customer until 2014.  Revenue reductions resulting from manufacturing inefficiencies associated with the restructuring of Cinch operations described above were partially offset by increases in Bel’s magnetics and DC-DC product groups.  Bel is in the process of implementing price increases for certain products as our current pricing structure does not reflect the rising labor costs in the PRC as discussed below.  Management expects the majority of these changes to be in effect by August 1, 2013.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the first quarter of 2013, the Company experienced a favorable shift in the mix of products sold as compared to the same period of 2012, which partially mitigated the effects of reduced sales and operational inefficiencies at our Texas facility.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  With regard to commodities, the Company has experienced some price decreases related to precious metals during the latter part of 2012 and that trend has continued into the first quarter of 2013. Costs for certain commodities, including gold and copper, were lower in the first quarter of 2013 as compared to the first quarter of 2012.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs during the first quarter of 2013 were lower than the first quarter of 2012, due to additional recruiting, training and overtime incurred in the PRC following the 2012 Lunar New Year holiday, which did not recur in 2013.  However, the impact of rising labor costs on our overall profit margin continues to be a concern.  Approximately one-third of Bel’s total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements and have been steadily increasing.  In February 2013, the PRC government issued a 19% increase to the minimum wage in regions where the factories that Bel uses are located.  This increase will be effective May 1, 2013.  Fluctuation in the exchange rate related to the Chinese Renminbi has been further increasing the cost of labor in terms of U.S. dollars.  Finally, there has been a shift in product mix such that Bel’s labor-intensive MagJack® products represented a larger proportion of the Company’s total sales during the first quarter of 2013 as compared to the same period of 2012.

•
Impact of Pending Lawsuits – As further described in Note 11 to the accompanying condensed consolidated financial statements, there has been additional legal activity in 2013 related to the SynQor and Molex lawsuits.  Ongoing legal costs related to these lawsuits will impact the profit margins of future quarters.

Return to Index
•
Acquisition-Related Costs – The acquisition of TRP in 2013 and the valuations of the 2012 Acquired Companies gave rise to acquisition-related costs of $0.4 million during the first quarter of 2013.  Bel’s continuing strategy to actively consider potential acquisitions could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the first quarter of 2013 is primarily attributable to the recognition under the new tax law, ATRA, of $0.4 million in R&E credits, related to the year ended December 31, 2012, which the Company recognized during the three months ended March 31, 2013.  In addition, the Company incurred a loss in the North America segment for the three months ended March 31, 2013, compared to a pretax profit for the same period in 2012, as well as a lower pretax loss in Asia, for the three months ended March 31, 2013 compared to three months ended March 31, 2012, with no tax benefit.  Additionally, the Company reversed a portion of the liability for uncertain tax positions related to the results of the Internal Revenue Service audit which resulted in a reduction to the tax provision for the three months ended March 31, 2012.

With the completion of the three acquisitions in 2012, and the acquisition of TRP during the first quarter of 2013, management is optimistic that the opportunities created by these acquisitions will fuel the growth of our core product groups in future periods.  Bel finalized the closure of its facility in Vinita, Oklahoma by the end of the first quarter and is working to build an efficient workforce at its new manufacturing facility in McAllen, Texas.   Management believes that the difficulties experienced during the first quarter related to the transition of Cinch’s manufacturing operations will be largely resolved by the end of the second quarter and we look forward to seeing the benefits of these active measures during the second half of 2013. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013		2012
North America	$26,817	42%	$33,437	51%
Asia	26,415	42%	24,477	37%
Europe	9,796	16%	7,647	12%
	$63,028	100%	$65,561	100%

Return to Index

Net sales and (loss) income from operations by reportable operating segment for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total segment sales:
North America	$29,222	$36,525
Asia	32,725	34,847
Europe	10,125	7,990
Total segment sales	72,072	79,362
Reconciling item:
Intersegment sales	(9,044)	(13,801)
Net sales	$63,028	$65,561

(Loss) income from operations:
North America	$(1,482)	$2,310
Asia	(666)	(1,562)
Europe	728	686
	$(1,420)	$1,434

Sales in the Company’s Europe operating segment were favorably impacted by the acquisitions of Fibreco and Powerbox which occurred in the second half of 2012.  These two acquisitions contributed sales of $2.9 million and income from operations of $0.9 million during the first quarter of 2013. The decrease in sales in North America primarily related to reduced demand in 2013 for Bel’s module products which are manufactured in China. Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  North America sales during the first quarter of 2013 were also impacted by the transition of operations from Cinch’s manufacturing facility in Vinita, Oklahoma to its new manufacturing facility in McAllen, Texas.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products during the quarter.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America during the first quarter of 2013.

Overview of Financial Results

Sales for the first quarter of 2013 decreased by 3.9% to $63.0 million from $65.6 million for the first quarter of 2012.  Costs incurred related to the transition of Cinch operations to the new manufacturing facility in Texas heavily impacted our profit margin in the first quarter of 2013. Margins in our traditional connector, magnetic and circuit protection businesses continued to be affected by higher material and labor costs, while pricing to customers has not kept pace.  Selling, general and administrative expense was $1.5 million higher in the first quarter of 2013 as compared to the same period of 2012, primarily due to the inclusion of expenses from the 2012 acquisitions and higher acquisition-related costs, legal and professional fees in 2013.   These factors led to a net loss of $0.6 million for the first quarter of 2013 as compared to net earnings of $0.9 million for the first quarter of 2012.   Additional details related to these factors affecting the first quarter results are described in the Results of Operations section below.

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

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2013	2012

Net sales	100.0%	100.0%
Cost of sales	85.6	84.1
Selling, general and administrative ("SG&A") expenses	16.5	13.4
Restructuring charge	0.2	0.2
Interest income and other, net	0.1	0.1
(Loss) earnings before provision for income taxes	(2.2)	2.3
(Benefit) provision for income taxes	(1.3)	1.0
Net (loss) earnings	(0.9)	1.3

The following table sets forth the year over year percentage increase (decrease) of certain items included in the Company’s condensed consolidated statements of operations.

Increase (Decrease) from
Prior Period
Three Months Ended
March 31, 2013
Compared with
Three Months Ended
March 31, 2012

Net sales	(3.9)%
Cost of sales	(2.2)
SG&A expenses	17.4
Net loss/earnings	(163.1)

Sales

Net sales decreased 3.9% from $65.6 million during the three months ended March 31, 2012 to $63.0 million during the three months ended March 31, 2013.  The Company’s net sales by major product line for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013		2012
Interconnect products	$26,112	41%	$27,241	42%
Magnetic products	21,257	34%	19,200	29%
Module products	13,370	21%	16,715	25%
Circuit protection products	2,289	4%	2,405	4%
	$63,028	100%	$65,561	100%

The Company’s magnetic product line, which includes Bel’s MagJack and other integrated connector module (ICM) products, had a strong first quarter of 2013 as the workforce return rate after the Lunar New Year holiday in the PRC was higher than that of the prior year, resulting in more efficient operations in Asia.  Revenue in Bel’s interconnect product line in the first quarter of 2013 was down slightly from the comparable period of 2012, as the $2.0 million of Fibreco sales were more than offset by reduced shipments of Cinch products during the quarter.  Sales in the Company’s module product line continued to decline in the first quarter of 2013 due to reduced order volume of one customer, partially offset by higher sales of DC-DC and AC-DC module products.

Return to Index
Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three months ended March 31, 2013 and 2012 was comprised of the following:

	Three Months Ended
	March 31,
	2013	2012
Material costs	46.3%	45.5%
Labor costs	12.6%	13.8%
Research and development expenses	4.7%	4.9%
Other expenses	22.0%	19.9%
Total cost of sales	85.6%	84.1%

The most significant factor contributing to the increase in cost of sales as a percentage of sales primarily related to operational inefficiencies and other start-up costs at the new manufacturing facility in Texas.  The increase in material costs as a percentage of sales was primarily due to high material costs at the Texas facility resulting from third-party purchases, at premium prices, of machined parts.  In addition, high volumes of scrap, rejected materials and freight were experienced at the Cinch factory in the first quarter of 2013.  These additional material costs were partially offset by the 20% reduction in sales of module products, which have a higher material content than Bel’s other product lines.  Labor costs as a percentage of sales were lower in the first quarter of 2013 as compared to the same period of 2012, as the Company incurred excessive recruiting, training and overtime costs following the 2012 Lunar New Year holiday in Asia, which did not recur in 2013.  Other expenses contained in cost of sales were higher as a percentage of sales during the first quarter of 2013 due to the inclusion of support labor and fringe costs of the 2012 Acquired Companies, an increase in SERP and stock-based compensation expense, unfavorable fluctuations in the fair market value of the Company’s COLI policies, and duplication of indirect labor costs during the transition of Cinch operations from Vinita, Oklahoma to McAllen, Texas.  These increases in other expenses during the first quarter of 2013 were partially offset by a reduction in support labor and fringe costs at other Bel locations due to restructuring actions that took place in 2012.

Included in cost of sales are research and development (R&D) expenses of $3.0 million and $3.2 million for the three-month periods ended March 31, 2013 and 2012, respectively.  During the first quarter of 2012, the Company relocated its European R&D headquarters for integrated electronic modules to a new high-technology center in Maidstone, England.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $1.5 million higher during the three months ended March 31, 2013 as compared to the same period of 2012.  The increase primarily related to the inclusion of SG&A expenses related to the 2012 Acquired Companies, which totaled $0.6 million during the first quarter of 2013, in addition to $0.4 million of acquisition-related costs in 2013 associated with TRP and the valuations of the 2012 Acquired Companies.  Other notable variances in overall SG&A expense include a $0.2 million increase in other legal and professional fees, additional freight costs related to the Cinch transition of $0.2 million, a $0.2 million increase in the bad debt provision and losses of $0.2 million related to exchange rate fluctuations in the Euro and British Pound during the first quarter of 2013.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The (benefit) provision for income taxes for the three months ended March 31, 2013 was ($0.8) million compared to $0.6 million for the three months ended March 31, 2012.  The Company’s (loss) earnings before income taxes for the three months ended March 31, 2013 are approximately $2.9 million lower than the same period in 2012.  The Company’s effective tax rate, the income tax (benefit) provision as a percentage of earnings before provision for income taxes, was (60.6%) and 42.0% for the three-month periods ended March 31, 2013 and 2012, respectively.   The change in the effective tax rate during the three months ended March 31, 2013 compared to the first quarter of 2012 is primarily attributed to the recognition under the new tax law, ATRA, of $0.4 million in R&E credit, related to the year ended December 31, 2012, which the Company recognized during the three months ended March 31, 2013.  In addition, the Company incurred a loss in the North America segment for the three months ended March 31, 2013, compared to a pretax profit for the same period in 2012, as well as a lower pretax loss in Asia, for the three months ended March 31, 2013 compared to three months ended March 31, 2012, with no tax benefit.  Additionally, the Company reversed a portion of the liability for uncertain tax positions related to the results of the Internal Revenue Service audit which resulted in a reduction to the tax provision for the three months ended March 31, 2012.

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

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2013 or 2012 and, as a result, there was no balance outstanding as of March 31, 2013 or December 31, 2012.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company has not been in compliance with its tangible net worth debt covenant since the third quarter of 2012.  The lender has provided a waiver of this event of default.

On March 29, 2013, the Company completed its acquisition of TRP for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. The Company has also accrued $7.2 million of additional consideration payable related to a working capital adjustment at March 31, 2013.  Transpower Technology (HK) Limited is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd., located in the People's Republic of China. The Company’s purchase of the Transpower magnetics business consisted of the ICM family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications and discrete magnetics.

Cash Flows

During the three months ended March 31, 2013, the Company’s cash and cash equivalents decreased by $18.0 million. This resulted primarily from a $14.1 million net cash payment for the acquisition of TRP, $1.2 million paid for the purchase of property, plant and equipment, $0.8 million for payments of dividends and $3.4 million for the repurchase of 178,643 shares of the Company’s Class B common stock, offset by $1.8 million provided by operating activities.  As compared to the three months ended March 31, 2012, cash provided by operating activities decreased by $0.7 million.  During the three months ended March 31, 2013, accounts receivable decreased by $5.7 million due to a $8.7 million reduction in sales during the first quarter of 2013 as compared to fourth quarter 2012 sales.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 35.7% and 41.5% of the Company’s total assets at March 31, 2013 and December 31, 2012, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.0 to 1 and 4.1 to 1 at March 31, 2013 and December 31, 2012, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the three months ended March 31, 2013.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of market risks.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company’s purchase of shares of its Class B Common Stock during each calendar month in the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2013	178,643	$18.78	547,366	-
February 1 - February 28, 2013	-	-	-	-
March 1 - March 31, 2013	-	-	-	-

Total	178,643	$18.78	547,366	-

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company was authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 547,366 shares of the Company’s Class B common stock at an aggregate purchase price of $10.0 million by the end of the first quarter of 2013.  This completed the share buyback program approved by the Board in 2012.

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
May 9, 2013
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