Form 10-Q
period 2013-06-30
BEL FUSE INC /NJ
filed 2013-08-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2013
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,234,927

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$38,599	$71,262
Accounts receivable - less allowance for doubtful accounts of $1,110
and $743 at June 30, 2013 and December 31, 2012, respectively	62,167	43,086
Inventories	66,604	54,924
Restricted cash	12,993	12,993
Prepaid expenses and other current assets	6,354	4,482
Refundable income taxes	3,441	2,955
Deferred income taxes	2,827	1,437
Total Current Assets	192,985	191,139

Property, plant and equipment - net	38,268	34,988
Deferred income taxes	3,614	1,404
Intangible assets - net	19,710	20,949
Goodwill	22,231	14,218
Other assets	12,608	12,510
TOTAL ASSETS	$289,416	$275,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,934	$18,862
Accrued expenses	29,746	25,360
Accrued restructuring costs	1,191	122
Notes payable	349	205
Income taxes payable	1,193	1,040
Dividends payable	823	799
Total Current Liabilities	63,236	46,388

Long-term Liabilities:
Liability for uncertain tax positions	2,175	2,161
Minimum pension obligation and unfunded pension liability	11,713	11,045
Other long-term liabilities	258	233
Total Long-term Liabilities	14,146	13,439
Total Liabilities	77,382	59,827

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,235,727 and 9,372,170 shares outstanding, respectively
(net of 3,218,307 treasury shares)	924	937
Additional paid-in capital	17,978	20,452
Retained earnings	195,550	195,202
Accumulated other comprehensive loss	(2,635)	(1,427)
Total Stockholders' Equity	212,034	215,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,416	$275,208

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Sales	$93,981	$73,222	$157,009	$138,783

Costs and expenses:
Cost of sales	78,041	61,081	131,959	116,218
Selling, general and administrative	12,129	9,563	22,522	18,421
Restructuring charges	1,263	245	1,387	382
	91,433	70,889	155,868	135,021

Income from operations	2,548	2,333	1,141	3,762

Impairment of investment	-	(478)	-	(478)
Interest expense	(3)	-	(6)	-
Interest income and other, net	69	77	109	153

Earnings before provision (benefit) for income taxes	2,614	1,932	1,244	3,437
Provision (benefit) for income taxes	187	491	(640)	1,124

Net earnings	$2,427	$1,441	$1,884	$2,313

Earnings per share:
Class A common share - basic and diluted	$0.20	$0.11	$0.15	$0.18
Class B common share - basic and diluted	$0.22	$0.12	$0.17	$0.20

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,213,178	9,677,141	9,217,119	9,654,473

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$2,427	$1,441	$1,884	$2,313

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $5, $0,
($216) and $0, respectively	231	(749)	(1,182)	(334)
Reclassification adjustment for write-down of marketable
securities included in net earnings, net of tax of $181	-	296	-	296
Unrealized holding losses on marketable securities arising during
the period, net of taxes of ($63), ($72), ($11) and ($59), respectively	(103)	(117)	(18)	(91)
Change in unfunded SERP liability, net of taxes of $24, $18,
($4) and $35, respectively	53	40	(8)	80
Other comprehensive income (loss)	181	(530)	(1,208)	(49)

Comprehensive income	$2,608	$911	$676	$2,264

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,884	$2,313
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Depreciation and amortization	4,871	4,270
Stock-based compensation	934	897
(Gain) loss on disposal of property, plant and equipment	(13)	110
Impairment of investment	-	478
Other, net	471	449
Deferred income taxes	(958)	(1,030)
Changes in operating assets and liabilities (see page 6)	(11,050)	(7,258)
Net Cash (Used in) Provided by Operating Activities	(3,861)	229

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,088)	(2,296)
Payment for acquisition, net of cash acquired (see page 6)	(20,932)	(2,695)
Purchase of marketable securities	-	(12)
Proceeds from disposal of property, plant and equipment	13	5
Net Cash Used in Investing Activities	(24,007)	(4,998)

Cash flows from financing activities:
Dividends paid to common shareholders	(1,512)	(1,565)
Increase in notes payable	149	-
Purchase and retirement of Class B common stock	(3,356)	-
Net Cash Used In Financing Activities	(4,719)	(1,565)

Effect of exchange rate changes on cash	(76)	(78)

Net Decrease in Cash and Cash Equivalents	(32,663)	(6,412)
Cash and Cash Equivalents - beginning of period	71,262	88,241
Cash and Cash Equivalents - end of period	$38,599	$81,829

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2013	2012

Changes in operating assets and liabilities consist of:
Increase in accounts receivable	$(7,894)	$(4,446)
Increase in inventories	(4,886)	(4,152)
Increase in prepaid expenses and other current assets	(1,071)	(1,081)
Increase in other assets	(27)	(171)
Increase in accounts payable	2,487	1,257
(Decrease) increase in accrued expenses	(428)	135
Increase in other liabilities	29	-
Increase in accrued restructuring costs	1,069	-
(Decrease) increase in income taxes payable	(329)	1,200
	$(11,050)	$(7,258)

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$651	$864
Interest	6	-

Details of acquisitions:
Fair value of identifiable net assets acquired	$21,913	$157
Goodwill	8,193	2,577
Fair value of net assets acquired	$30,106	$2,734

Fair value of net assets acquired	$30,106	$2,734
Less: Cash acquired in acquisition	(8,388)	-
Deferred consideration	(786)	(39)
Cash paid for acquisitions, net of cash acquired	$20,932	$2,695
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2013, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2013 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2012.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively, “Powerbox”, now merged to form Bel Power Europe S.r.l.). The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2013 and June 30, 2012 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The accompanying condensed consolidated financial statements as of December 31, 2012 and for the three and six months ended June 30, 2012 have been restated to reflect immaterial measurement period adjustments related to the GigaCom and Fibreco acquisitions, as applicable.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the six months ended June 30, 2013.  Recent accounting pronouncements adopted during the first six months of 2013 are as follows:

Accounting Standards Update (“ASU”) No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The Company adopted ASU No. 2012-02 during the first quarter of 2013.  The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings, but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  The Company adopted ASU No. 2013-02 during the first quarter of 2013.  The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2013-11 – Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”)

ASU No. 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.   The guidance in ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operations, financial condition or cash flows.

Return to Index

2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three or six months ended June 30, 2013 or 2012 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net earnings	$2,427	$1,441	$1,884	$2,313
Less Dividends:
Class A	131	131	261	261
Class B	643	680	1,275	1,355
Undistributed earnings	$1,653	$630	$348	$697

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$303	$111	$64	$123
Class B undistributed earnings	1,350	519	284	574
Total undistributed earnings	$1,653	$630	$348	$697

Net earnings allocation - basic and diluted:
Class A allocated earnings	$434	$242	$325	$384
Class B allocated earnings	1,993	1,199	1,559	1,929
Net earnings	$2,427	$1,441	$1,884	$2,313

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,213,178	9,677,141	9,217,119	9,654,473

Earnings per share:
Class A common share - basic and diluted	$0.20	$0.11	$0.15	$0.18
Class B common share - basic and diluted	$0.22	$0.12	$0.17	$0.20

Return to Index

3.           ACQUISITIONS

2013 Acquisition:

On March 29, 2013, the Company acquired 100% of the outstanding shares of Transpower Technology (HK) Limited (“Transpower”), certain intellectual property and other tangible assets related to the Transpower magnetics business of TE Connectivity (“TE”) from Tyco Electronics Corporation (“Tyco”) for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. During the second quarter of 2013, the Company paid an additional $6.8 million in consideration to TE related to a working capital adjustment and $0.8 million remains accrued at June 30, 2013.  Transpower is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd. in the People's Republic of China.  The operations acquired are now doing business as TRP Connector (“TRP”).  The Company’s purchase of the TRP magnetics business consisted of the integrated connector module (“ICM”) family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

During the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.4 million, respectively, of acquisition-related costs associated with TRP.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013.

While the initial accounting related to the TRP acquisition is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s initial estimate of the acquisition date fair values of the consideration paid or payable and identifiable net assets acquired (in thousands):

			Measurement
			Period	March 29, 2013
	March 29, 2013		Adjustments	(As adjusted)
Cash	$8,388		$-	$8,388
Accounts receivable	11,580		(39)	11,541
Inventories	6,258	(a)	707	6,965
Other current assets	1,953		-	1,953
Property, plant and equipment	4,693	(b)	(165)	4,528
Intangible assets	-	(c)	-	-
Other assets	1,151		-	1,151
Total identifiable assets	34,023		503	34,526

Accounts payable	(8,565)		-	(8,565)
Accrued expenses	(4,003)		(21)	(4,024)
Other current liabilities	(25)		1	(24)
Total liabilities assumed	(12,593)		(20)	(12,613)
Net identifiable assets acquired	21,430		483	21,913
Goodwill	8,278	(d)	(85)	8,193
Net assets acquired	$29,708		$398	$30,106

Cash paid	$22,400		$6,920	$29,320
Assumption of severance payment	109		(109)	-
Fair value of grant of license	-	(e)	-	-
Fair value of consideration transferred	22,509		6,811	29,320
Deferred consideration	7,199	(f)	(6,413)	786
Total consideration paid/payable	$29,708		$398	$30,106

(a)
The determination of fair value related to the inventory acquired was still in progress as of the date of this filing.  The amount above represents only the carrying value of the inventory on TRP’s balance sheet as of the acquisition date.  The measurement period adjustment noted above for inventory relates to additional inventory received from TE, as well as inventory on customer consignments that was not previously accounted for.

(b)
The appraisals related to machinery and equipment acquired were incomplete as of this filing date and, as such, the amount noted above represents only the carrying value of those assets on TRP’s balance sheet as of the acquisition date.  The measurement period adjustment noted above for property, plant and equipment relates to equipment that could not be located upon a physical inventory of the assets acquired.

(c)
The Company has identified certain intangible assets related to the TRP acquisition, including technology, license agreements and customer lists, which are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing.

Return to Index
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

The results of operations of TRP have been included in the Company’s consolidated financial statements for the period subsequent to March 29, 2013.  During the three and six months ended June 30, 2013, TRP contributed $22.0 million of revenues to the Company.  As the Company’s determination and allocation of management fees and TRP-specific overhead charges is still underway, TRP’s contribution to the Company’s net earnings is not yet available.

The unaudited pro forma information below presents the combined operating results of the Company and TRP.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the TRP acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the TRP acquisition had occurred as of January 1, 2012, nor is the pro forma data intended to be a projection of results that may be obtained in the future.  The following unaudited pro forma consolidated results of operations assume that the acquisition of TRP was completed as of January 1, 2012.  The pro forma results noted below for the three and six months ended June 30, 2012 also include the effects of the 2012 Acquisitions discussed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$93,981	$95,066	$177,510	$181,461
Net earnings	2,427	4,474	4,575	7,254
Earnings per Class A common share - basic and diluted	0.20	0.36	0.38	0.58
Earnings per Class B common share - basic and diluted	0.22	0.38	0.41	0.62

2012 Acquisitions:

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom with a cash payment of $2.7 million (£1.7 million). GigaCom, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology and a participant in the development of next-generation commercial aircraft components. GigaCom has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic (“EBOSA®”) products will enhance the Company’s position within the growing aerospace and military markets.

On July 31, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Fibreco with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Fibreco has become part of Bel’s interconnect product group under the Cinch Connector business. Management believes that the addition of Fibreco’s fiber optic-based product line to Cinch’s broad range of copper-based products will increase Cinch’s presence in emerging fiber applications within the military, aerospace and industrial markets. In addition, management believes the acquisition provides access to a range of customers for the recently acquired GigaCom EBOSA® product.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox, now known as Bel Power Europe, with a cash payment, net of $0.2 million of cash acquired, of $3.0 million.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense equal to the grant date fair value of these restricted shares of $0.6 million is being recorded ratably through September 2014.  Bel Power Europe, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  The acquisition of Bel Power Europe will allow Bel to expand its portfolio of power product offerings to include AC-DC products and will also establish a European design center located close to several of Bel’s existing customers.

Acquisition-related costs relating to the 2012 Acquisitions amounted to less than $0.1 million during each of the three-month periods ended June 30, 2013 and 2012 and $0.1 million during each of the six-month periods ended June 30, 2013 and 2012.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Return to Index
During the year ended December 31, 2012, the Company completed the purchase accounting related to the GigaCom and Fibreco acquisitions.  The initial accounting related to the Bel Power Europe acquisition is not complete as of the filing date of this Form 10-Q; accordingly, the following table reflects the Company’s initial estimate of the acquisition date fair values of the consideration transferred and identifiable net assets acquired related to Bel Power Europe, together with the finalized acquisition date fair values of the consideration transferred and identifiable net assets acquired related to the GigaCom and Fibreco acquisitions (in thousands):

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As adjusted)
Cash and cash equivalents	$2,991	$-	$2,991
Accounts receivable	3,750	3	3,753
Inventories	1,061	(16)	1,045
Other current assets	90	-	90
Property, plant and equipment	502	248	750
Intangible assets	30	10,358	10,388
Total identifiable assets	8,424	10,593	19,017

Accounts payable	(1,702)	-	(1,702)
Accrued expenses	(1,736)	-	(1,736)
Notes payable	(216)	-	(216)
Income taxes payable	(264)	(60)	(324)
Deferred income tax liability, current	(70)	-	(70)
Deferred income tax liability, noncurrent	-	(2,297)	(2,297)
Other long-term liabilities	(216)	-	(216)
Total liabilities assumed	(4,204)	(2,357)	(6,561)
Net identifiable assets acquired	4,220	8,236	12,456
Goodwill	17,965	(8,020)	9,945
Net assets acquired	$22,185	$216	$22,401

Cash paid	$22,138	263	$22,401
Deferred consideration	47	(47)	-
Fair value of consideration transferred	$22,185	$216	$22,401

The results of operations of the 2012 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three and six months ended June 30, 2013, Fibreco and Bel Power Europe contributed combined revenues of $3.0 million and $5.9 million, respectively, and combined net earnings of $0.1 million and $0.8 million, respectively, to the Company’s consolidated financial results.  The acquisition of GigaCom has contributed to the Bel’s research and development efforts and has not resulted in third-party sales.  GigaCom incurred expenses, primarily related to research and development, of $0.2 million and $0.5 million during the three and six months ended June 30, 2013, respectively.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

Return to Index
As of June 30, 2013 and December 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.4 million at each of June 30, 2013 and December 31, 2012.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of June 30, 2013 and December 31, 2012, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized losses of less than $0.1 million at each date.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended June 30, 2013 and 2012.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2013.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Available-for-sale securities:
Investments held in rabbi trust	$5,984	$5,984	$-	$-
Marketable securities	3	3	-	-

Total	$5,987	$5,987	$-	$-

As of December 31, 2012
Available-for-sale securities:
Investments held in rabbi trust	$6,014	$6,014	$-	$-
Marketable securities	2	2	-	-

Total	$6,016	$6,016	$-	$-

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2013 or December 31, 2012.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2013 or 2012 that would warrant interim impairment testing.

Return to Index

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$31,164	$26,157
Work in progress	10,790	8,200
Finished goods	24,650	20,567
	$66,604	$54,924

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total segment sales:
North America	$32,301	$35,455	$61,523	$71,980
Asia	64,036	43,795	96,760	78,642
Europe	10,591	7,227	20,716	15,217
Total segment sales	106,928	86,477	178,999	165,839
Reconciling item:
Intersegment sales	(12,947)	(13,255)	(21,990)	(27,056)
Net sales	$93,981	$73,222	$157,009	$138,783

Income (loss) from operations:
North America	$(2,012)	$1,953	$(3,495)	$4,263
Asia	4,642	523	3,977	(1,039)
Europe	(82)	(143)	659	538
	$2,548	$2,333	$1,141	$3,762

The following items are included in the income (loss) from operations presented above:

Recent Acquisitions – During the three and six months ended June 30, 2013, the acquisition of TRP contributed $22.0 million in sales to the Company’s Asia operating segment in each period.  During the three and six months ended June 30, 2013, the 2012 acquisitions of Fibreco and Powerbox contributed combined revenues of $3.0 million and $5.9 million, respectively, and income from operations of $0.2 million and $1.1 million, respectively, to the Company’s Europe operating segment.  The 2012 Acquisitions did not have a material impact on the Company’s condensed consolidated statement of operations for the three or six months ended June 30, 2012.

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

Return to Index

7.            INCOME TAXES

At June 30, 2013 and December 31, 2012, the Company has approximately $2.7 million of liabilities for uncertain tax positions ($0.5 million included in income taxes payable and $2.2 million included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2013.  A total of $0.6 million of previously recorded liabilities for uncertain tax positions relates principally to the 2007 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2013.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2013 and 2012, the Company recognized an immaterial amount of interest and penalties and no interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.2 million accrued for the payment of such interest and penalties at June 30, 2013 and December 31, 2012, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various temporary differences. In connection with the 2012 Acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amounts of $1.7 million and $0.6 million, respectively, for the Fibreco and GigaCom acquisitions.  At June 30, 2013 and December 31, 2012, a combined deferred tax liability of $2.1 million and $2.2 million, respectively, remains on the condensed consolidated balance sheets. Upon completion of the acquisition of TRP, TRP had deferred tax assets of $2.2 million arising from various temporary differences, which are included in the condensed consolidated balance sheet at June 30, 2013.  It is the Company’s intention to repatriate substantially all net income from its wholly owned PRC subsidiary, DG Transpower, a Chinese Limited Company, to its indirect Hong Kong parent company Transpower Technologies (Hong Kong) Ltd. Applicable income and dividend withholding taxes have been reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013. However, U.S. deferred taxes need not be provided under current U.S. tax law.  At June 30, 2013, the fair market value reports have not been completed and therefore the Company had no additional deferred tax amounts relating to the Bel Power Europe and TRP acquisitions.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step-up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) affect only the U.S. income taxes (not those of the foreign countries where the acquired entities were incorporated).

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Among other things, ATRA extends the Research and Experimentation credit (“R&E”), which expired at the end of 2011, through 2013 and 2014, respectively. Under Accounting Standards Codification (“ASC”) 740, Income Taxes, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders were effective retroactively for 2012, the Company could only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes at December 31, 2012.  During the first quarter of 2013, the Company recognized the $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Return to Index

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Sales commissions	$1,837	$1,295
Subcontracting labor	2,818	2,408
Salaries, bonuses and related benefits	8,568	6,023
Litigation reserve	11,550	11,549
Consideration payable on Transpower acquisition	786	-
Other	4,187	4,085
	$29,746	$25,360

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the six months ended June 30, 2013 are shown in the table below (dollars in thousands). The liability at December 31, 2012 related to the final severance payments due related to the closure of the Vinita, Oklahoma manufacturing facility.  New charges noted below relate to severance costs associated with an additional reduction in workforce implemented in the second quarter of 2013.

	Liability at	New	Cash Payments and	Liability at
	December 31, 2012	Charges	Other Settlements	June 30, 2013
Severance costs	$122	$1,239	$(170)	$1,191
Transportation of equipment	-	100	(100)	-
Other restructuring charges	-	48	(48)	-
Total	$122	$1,387	$(318)	$1,191

9.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended June 30, 2013 and 2012 amounted to approximately $0.1 million in each period.  The expense for the six months ended June 30, 2013 and 2012 amounted to approximately $0.3 million in each period.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of June 30, 2013, the plan owned 14,925 and 209,892 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company’s subsidiaries in Asia, other than TRP, have a retirement fund covering substantially all of their Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended June 30, 2013 and 2012 amounted to approximately $0.1 million in each period.  The expense for the six months ended June 30, 2013 and 2012 amounted to approximately $0.1 million in each period.  As of June 30, 2013, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

Return to Index

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$139	$109	$278	$218
Interest cost	112	104	224	208
Amortization of adjustments	77	58	154	116
Total SERP expense	$328	$271	$656	$542

	June 30,	December 31,
	2013	2012
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,713	$11,045

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$968	$877
Net gains	2,804	2,884
	$3,772	$3,761

10.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	June 30,	December 31,
	2013	2012

Foreign currency translation adjustment, net of taxes of ($216)
at June 30, 2013	$(255)	$927
Unrealized holding gains on available-for-sale
securities, net of taxes of $150 and $161 as of
June 30, 2013 and December 31, 2012	238	256
Unfunded SERP liability, net of taxes of ($1,154) and ($1,151) as
of June 30, 2013 and December 31, 2012	(2,618)	(2,610)

Accumulated other comprehensive loss	$(2,635)	$(1,427)

Return to Index

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2013 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability	Total

Balance at January 1, 2013	$927	$256	$(2,610)	$(1,427)
Other comprehensive loss before reclassifications	(1,182)	(18)	(162)	(1,362)
Amounts reclassified from accumulated other
comprehensive loss	-	-	154	154	(a)
Net current period other comprehensive loss	(1,182)	(18)	(8)	(1,208)

Balance at June 30, 2013	$(255)	$238	$(2,618)	$(2,635)

(a) This reclassification from accumulated other comprehensive loss relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan. This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

11.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).  At December 31, 2012, the Company’s total future minimum lease payments for operating leases amounted to $11.5 million.  The only significant change since December 31, 2012 relates to the inclusion of TRP lease commitments.  At June 30, 2013, the additional lease commitments related to TRP amounted to $2.7 million.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2012, the Company had outstanding purchase orders related to purchase of raw materials in the aggregate amount of $18.8 million and purchase orders related to capital expenditures of $1.7 million.  The only significant change since December 31, 2012 relates to the inclusion of TRP purchase orders.  At June 30, 2013, the Company had additional purchase orders related to the purchase of raw materials of $4.5 million associated with TRP and additional purchase orders related to capital expenditures of $0.2 million associated with TRP.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company’s results of operations or financial position.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the details of all of Bel’s material pending lawsuits.  Certain developments that have arisen in legal proceedings subsequent to the filing of the Company’s Annual Report on Form 10-K are described below.

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company was in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case was on appeal to the Federal Circuit.  The amount of the bond was reflected as restricted cash in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.   The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor case on October 2, 2012 and issued its opinion on March 13, 2013.  In its opinion, the CAFC affirmed the district court’s findings and judgment on all issues up on appeal.  The Company and the other Defendants jointly filed a Petition for Rehearing En Banc with the CAFC on April 12, 2013, which was denied by the CAFC on May 14, 2013.  The Defendants are in the process of filing a joint petition for certiorari with the Supreme Court.

Return to Index
In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-injunction damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011.  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-injunction damages related to this case.  As a result, the Company does not anticipate that its consolidated statement of operations will be materially impacted by any potential post-injunction damages.  This case went to trial on July 30, 2013.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  Molex is scheduled to file its Answer to the Complaint on August 6, 2013.

12.           SUBSEQUENT EVENT

In July 2013, the Company finalized its insurance claim related to the property damage inflicted by Hurricane Sandy in October 2012.  Insurance proceeds of $0.7 million were received in July and will be reported as income in the third quarter of 2013.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the six months ended June 30, 2013, 52% of the Company’s revenues were derived from Asia, 35% from North America and 13% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 45% of its total net sales during the six months ended June 30, 2013.  The remaining revenues related to sales of the Company’s interconnect products (34%), module products (18%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix can have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; and Worksop and Great Dunmow, England.

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

Return to Index

Trends Affecting our Business

The Company believes the key factors affecting Bel’s six months ended June 30, 2013 and/or future results include the following:

•
Recent Acquisitions – On March 29, 2013, the Company completed its purchase of the Transpower magnetics business and other tangible and intangible assets of TE Connectivity (“TRP”).  The TRP business contributed $22.0 million of sales during the three and six months ended June 30, 2013.  The Company also completed three small acquisitions in 2012.  Fibreco and Powerbox, both acquired in 2012, contributed a combined $3.0 million and $5.9 million of sales during the three and six months ended June 30, 2013, respectively.

•
Restructuring Program – The Company had substantially completed its plan to effect operational efficiencies by the end of 2012.  The Company continued its efforts in the first half of 2013 to bring the new manufacturing facility in McAllen, Texas up to full operating capacity.  The Company faced certain challenges with the transition, resulting in $2.8 million of unanticipated costs during the first half of 2013, of which $1.1 million was incurred during the second quarter.   These costs included additional overtime, scrap, a higher volume of purchased materials, expedited freight charges and other costs.  During the second quarter of 2013, the Company also initiated additional restructuring actions which resulted in $1.3 million of severance and other charges in the second quarter.  The Company does not anticipate any significant costs related to restructuring programs for the foreseeable future.

•
Revenues – Excluding the revenue contributions from recent acquisitions as described above, the Company’s revenues for the first half of 2013 decreased by $9.6 million as compared to the first half of 2012.  The decrease in sales was primarily due to reduced orders of module products from one customer in North America.  The order volume related to this customer has now stabilized, but we expect to report large year-over-year decreases (2013 vs. 2012) in our module products group through the end of 2013 as a result of the lower volume in 2013.  Revenue reductions resulting from manufacturing inefficiencies associated with the restructuring of Cinch operations described above were partially offset by increases in the sales volume of Bel’s magnetic and DC-DC products.  Bel is in the process of implementing price increases for certain products as our current pricing structure does not reflect the rising labor costs in the PRC as discussed below.  Management expects the majority of these changes to be in effect by the fourth quarter of 2013.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the first half of 2013, the Company experienced a favorable shift in the mix of products sold as compared to the same period of 2012, which partially mitigated the effects of reduced sales and operational inefficiencies at our Texas facility.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  With regard to commodities, the Company has experienced some price decreases related to precious metals during the latter part of 2012 and that trend has continued into the first half of 2013. Costs for certain commodities, including gold and copper, were lower in the first half of 2013 as compared to the first half of 2012.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs as a percentage of sales during the first half of 2013 were essentially flat as compared to the first half of 2012. Following the 2012 Lunar New Year holiday, additional recruiting, training and overtime charges were incurred in the PRC; this trend did not recur in 2013.  However, rising labor costs in the PRC and the strengthening of the Chinese Renminbi continue to impact our overall profit margins.  With the addition of TRP, approximately half of Bel’s total sales are now generated from labor-intensive magnetic products, which are primarily manufactured in the PRC.  In February 2013, the PRC government issued a 19% increase to the minimum wage in regions where the factories that Bel uses are located.  This increase was effective May 1, 2013.

•
Impact of Pending Lawsuits – As further described in Note 11 to the accompanying condensed consolidated financial statements, there has been additional legal activity in 2013 related to the SynQor and Molex lawsuits.  Ongoing legal costs related to these lawsuits will impact the profit margins of future quarters.

•
Acquisition-Related Costs – The acquisition of TRP in 2013 and the valuations of the 2012 Acquired Companies gave rise to acquisition-related costs of $0.5 million during the first six months of 2013.  Bel’s continuing strategy to actively consider potential acquisitions could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the six months ended June 30, 2013 is primarily attributable to the recognition under the new tax law, ATRA, of $0.4 million in R&E credits, related to the year ended December 31, 2012, which the Company recognized during the first quarter of 2013.  In addition, the Company incurred a loss in the North America segment for the six months ended June 30, 2013, compared to a pretax profit for the same period in 2012, which was partially offset by an increase in the Asia segment pretax profit.  Additionally, the Company reversed a portion of the liability for uncertain tax positions related to the results of the Internal Revenue Service audit which resulted in a reduction to the tax provision for the six months ended June 30, 2012. It is the Company’s intention to repatriate substantially all net income from its wholly owned PRC subsidiary, DG Transpower, a Chinese Limited Company, to its indirect Hong Kong parent company Transpower Technologies (Hong Kong) Ltd. Applicable income and dividend withholding taxes have been reflected. However, U.S. deferred taxes need not be provided under current U.S. tax law.

Return to Index
With the completion of the three acquisitions in 2012, and the acquisition of TRP during the first quarter of 2013, management is optimistic that the resulting opportunities will fuel growth in our core product groups in future periods.  Management believes that the difficulties experienced during the first half of 2013 related to the transition of Cinch’s manufacturing operations were largely resolved by the end of the second quarter and we look forward to seeing the benefits of these active measures during the second half of 2013. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
North America	$28,628	30%	$32,059	44%	$55,444	35%	$65,496	47%
Asia	55,157	59%	34,412	47%	81,573	52%	58,889	43%
Europe	10,196	11%	6,751	9%	19,992	13%	14,398	10%
	$93,981	100%	$73,222	100%	$157,009	100%	$138,783	100%

Net sales and income from operations by reportable operating segment for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total segment sales:
North America	$32,301	$35,455	$61,523	$71,980
Asia	64,036	43,795	96,760	78,642
Europe	10,591	7,227	20,716	15,217
Total segment sales	106,928	86,477	178,999	165,839
Reconciling item:
Intersegment sales	(12,947)	(13,255)	(21,990)	(27,056)
Net sales	$93,981	$73,222	$157,009	$138,783

Income (loss) from operations:
North America	$(2,012)	$1,953	$(3,495)	$4,263
Asia	4,642	523	3,977	(1,039)
Europe	(82)	(143)	659	538
	$2,548	$2,333	$1,141	$3,762

The recent acquisition of TRP contributed $22.0 million in sales to the Company’s Asia operating segment during the three and six months ended June 30, 2013. Sales in the Company’s Europe operating segment were favorably impacted by the acquisitions of Fibreco and Powerbox which occurred in the second half of 2012.  These two acquisitions contributed sales of $3.0 million and $5.9 million during the three and six months ended June 30, 2013, respectively, and income from operations of $0.2 million and $1.1 million during the three and six months ended June 30, 2013. The decrease in sales in North America primarily related to reduced demand in 2013 for Bel’s module products which are manufactured in China. Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  North America sales during the first half of 2013 were also impacted by the transition of operations from Cinch’s manufacturing facility in Vinita, Oklahoma to its new manufacturing facility in McAllen, Texas.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America during the first half of 2013.

Return to Index
Overview of Financial Results

Sales for the first half of 2013 increased by 13.1% to $157.0 million from $138.8 million for the first half of 2012.  Sales were favorably impacted by the contributions made by the recent acquisitions of TRP, Powerbox and Fibreco.  Costs incurred related to the transition of Cinch operations to the new manufacturing facility in Texas heavily impacted our profit margin in the first half of 2013. Margins in our traditional connector, magnetic and circuit protection businesses continued to be affected by higher labor costs, and pricing to customers during the first half of 2013 did not yet reflect these higher costs.  Selling, general and administrative expense was $4.1 million higher in the first half of 2013 as compared to the same period of 2012, primarily due to the inclusion of expenses from the acquisition of TRP and the 2012 Acquired Companies as well as higher acquisition-related costs, legal and professional fees in 2013.   The Company also incurred $1.4 million of restructuring charges in the first half of 2013 related to additional workforce reductions.  These factors led to net earnings of $1.9 million for the first half of 2013 as compared to net earnings of $2.3 million for the first half of 2012.   Additional details related to these factors affecting the six-month results are described in the Results of Operations section below.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0	83.4	84.0	83.7
Selling, general and administrative ("SG&A") expenses	12.9	13.1	14.3	13.3
Restructuring charges	1.3	0.3	0.9	0.3
Impairment of investment	-	(0.7)	-	(0.3)
Interest income and other, net	0.1	0.1	0.1	0.1
Earnings before provision (benefit) for income taxes	2.8	2.7	0.8	2.5
Provision (benefit) for income taxes	0.2	0.7	(0.4)	0.8
Net earnings	2.6	2.0	1.2	1.7

Return to Index

The following table sets forth the year over year percentage increase (decrease) of certain items included in the Company’s condensed consolidated statements of operations.

	Increase from	Increase (Decrease) from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Net sales	28.4%	13.1%
Cost of sales	27.8	13.5
SG&A expenses	26.8	22.3
Net earnings	68.4	(18.5)

Sales

Net sales increased 28.4% from $73.2 million during the three months ended June 30, 2012 to $94.0 million during the three months ended June 30, 2013.  Net sales increased 13.1% from $138.8 million during the six months ended June 30, 2012 to $157.0 million during the six months ended June 30, 2013.  The Company’s net sales by major product line for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Magnetic products	$48,758	52%	$24,558	34%	$70,015	45%	$43,757	32%
Interconnect products	27,093	29%	27,368	37%	53,205	34%	54,609	39%
Module products	14,794	16%	18,608	25%	28,164	18%	35,324	25%
Circuit protection products	3,336	3%	2,688	4%	5,625	3%	5,093	4%
	$93,981	100%	$73,222	100%	$157,009	100%	$138,783	100%

The Company’s magnetic product line, which includes Bel’s MagJack and the newly-acquired TRP integrated connector module (ICM) products, had a strong first half of 2013.  TRP accounted for $22.0 million of the increase from 2012 in both the three- and the six-month periods noted above.  Bel’s MagJack and other ICMs increased by $1.2 million and $3.0 million during the three- and six-month periods ended June 30, 2013, respectively, as compared to the same periods of 2012.  The workforce return rate after the Lunar New Year holiday in the PRC was higher than that of the prior year, resulting in more efficient operations in Asia.  Revenue in Bel’s interconnect product line in the first half of 2013 was down slightly from the comparable period of 2012.  Fibreco contributed $2.2 million and $4.2 million to the Company’s interconnect sales during the three and six month ended June 30, 2013; however, these sales were more than offset by reduced shipments of Cinch products during those same periods.  Sales in the Company’s module product line continued to decline in the first half of 2013 due to reduced order volume of one customer, partially offset by higher sales of DC-DC and AC-DC module products.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and six months ended June 30, 2013 and 2012 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Material costs	45.6%	45.6%	45.9%	45.6%
Labor costs	15.3%	15.4%	14.2%	14.6%
Research and development expenses	4.0%	4.2%	4.3%	4.5%
Other expenses	18.1%	18.2%	19.6%	19.0%
Total cost of sales	83.0%	83.4%	84.0%	83.7%

Return to Index
While overall material costs as a percentage of sales remained relatively flat in 2013 as compared to 2012, this was the net result of two offsetting factors.  The Company experienced operational inefficiencies and other start-up costs (which are now essentially complete) at the new manufacturing facility in Texas, which resulted in high material costs at the Texas facility related to third-party purchases, at premium prices, of machined parts.  There were also high volumes of scrap, rejected materials and expedited freight costs at the Cinch factory during the first half of 2013.  These additional material costs were partially offset by the reduction in sales of module products, which have a higher material content than Bel’s other product lines.  Labor costs as a percentage of sales were lower in the first half of 2013 as compared to the same period of 2012, as the Company incurred excessive recruiting, training and overtime costs following the 2012 Lunar New Year holiday in Asia, which did not recur in 2013.  The increase in other expenses as a percentage of sales for the six months ended June 30, 2013 as compared to the same period of 2012 primarily related to  the inclusion of support labor and fringe costs of the 2012 Acquired Companies during the first six months of 2013, and duplication of indirect labor costs during the transition of Cinch operations from Vinita, Oklahoma to McAllen, Texas, primarily during the first quarter of 2013.  These increases in other expenses in 2013 were partially offset by a reduction in support labor and fringe costs at other Bel locations due to restructuring actions that took place in 2012.

Included in cost of sales are research and development (R&D) expenses of $3.8 million and $3.1 million for the three-month periods ended June 30, 2013 and 2012, respectively and $6.7 million and $6.3 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The majority of the increase relates to the inclusion of TRP R&D expenses as well as those of the 2012 Acquired Companies, which have been included in Bel’s results since their respective acquisition dates.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $2.6 million higher during the three months ended June 30, 2013 as compared to the same period of 2012.  The increase primarily related to the inclusion of SG&A expenses of TRP and the 2012 Acquired Companies, which totaled $1.6 million during the second quarter of 2013, a $0.4 million increase in legal and professional fees, additional freight charges of $0.3 million and a $0.3 million increase in incentive compensation.

For the six months ended June 30, 2013, the dollar amount of SG&A expense was $4.1 million higher as compared to the same period of 2012.  Of this increase, $2.3 million related to the inclusion of SG&A expenses of TRP and the 2012 Acquired Companies.  Other factors contributing to the increase included a $0.6 million increase in legal and professional fees, $0.5 million of higher acquisition-related costs, an increase in freight charges of $0.5 million and an increase in incentive compensation of $0.4 million, partially offset by a $0.2 million decrease in salaries and fringe cost as a result of the 2012 restructuring efforts.

Restructuring Charges

The Company recorded restructuring charges of $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively, related to the 2012 restructuring program.  During 2013, the Company implemented additional reductions in workforce, resulting in restructuring charges of $1.3 million and $1.4 million during the three and six months ended June 30, 2013, respectively.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision for income taxes for the three months ended June 30, 2013 was $0.2 million compared to $0.5 million for the three months ended June 30, 2012.  The Company’s earnings before income taxes for the three months ended June 30, 2013 are approximately $0.6 million higher than the same period in 2012.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 7.2% and 25.4% for the three-month periods ended June 30, 2013 and 2012, respectively.   The change in the effective tax rate during the three months ended June 30, 2013 compared to the second quarter of 2012 is primarily attributed to the increase in the Asia segment profitability.  This was offset in part by a loss in the North America segment for the three months ended June, 30, 2013 compared to a pretax profit for the same period in 2012.

The (benefit) provision for income taxes for the six months ended June 30, 2013 was ($0.6) million compared to $1.1 million for the six months ended June 30, 2012.  The Company’s earnings before income taxes for the six months ended June 30, 2013 are approximately $2.2 million lower than the same period in 2012.  The Company’s effective tax rate was (51.4%) and 32.6% for the six-month periods ended June 30, 2013 and 2012, respectively.   The change in the effective tax rate during the six months ended June 30, 2013 compared to the same period of 2012 is primarily attributed to the recognition under the new tax law, ATRA, of $0.4 million in R&E credit, related to the year ended December 31, 2012, which the Company recognized during the first quarter of 2013.  In addition, the Company incurred a loss in the North America segment for the six months ended June 30, 2013 compared to a pretax profit for the same period in 2012, which was partially offset by the increase in the Asia segment pretax profit.

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

The Company has an unsecured credit agreement in the amount of $30 million, which expires on June 30, 2014.  There have not been any borrowings under the credit agreement during 2013 or 2012 and, as a result, there was no balance outstanding as of June 30, 2013 or December 31, 2012.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company has not been in compliance with its tangible net worth debt covenant since the third quarter of 2012.  The lender has provided a waiver for this event of default.

On March 29, 2013, the Company completed its acquisition of TRP for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. During the second quarter of 2013, the Company paid an additional $6.8 million in consideration to TE related to a working capital adjustment and $0.8 million remains accrued at June 30, 2013.  Transpower Technology (HK) Limited is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd., located in the People's Republic of China. The Company’s purchase of the Transpower magnetics business consisted of the ICM family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications and discrete magnetics.

Cash Flows

During the six months ended June 30, 2013, the Company’s cash and cash equivalents decreased by $32.7 million. This resulted primarily from a $20.9 million net cash payment for the acquisition of TRP, $3.1 million paid for the purchase of property, plant and equipment, $1.5 million for payments of dividends, $3.4 million for the repurchase of 178,643 shares of the Company’s Class B common stock, and $3.9 million used in operating activities.  As compared to the six months ended June 30, 2012, cash provided by operating activities decreased by $4.1 million.  During the six months ended June 30, 2013, accounts receivable increased by $7.9 million primarily due to the addition of third party receivables at TRP, which replaced intercompany receivables collected from TRP’s pre-acquisition affiliates.  TRP’s third party receivables are higher than their formerly-intercompany receivables due to higher gross margin and longer payment terms on third party sales.  The longer payment terms in TRP customer contracts acquired from the seller led to an increase in overall days sales outstanding (DSO),  Management intends to bring TRP payment terms in line with those of Bel’s existing customer base during contract renewals.  Inventories increased by $4.9 million during the six months ended June 30, 2013 primarily due to the implementation of a new stocking program, whereby certain of Bel’s customers now have quicker access to commonly-ordered parts.  The level of raw materials has also increased since December 31, 2012, as the Company has been building up stocks of long-lead-time materials in order to lower lead times to customers.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.8% and 41.5% of the Company’s total assets at June 30, 2013 and December 31, 2012, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 and 4.1 to 1 at June 30, 2013 and December 31, 2012, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the six months ended June 30, 2013.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of market risks.

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

Return to Index
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company was authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 547,366 shares of the Company’s Class B common stock at an aggregate purchase price of $10.0 million by the end of the first quarter of 2013.  This completed the share buyback program approved by the Board in 2012.  There were no repurchases of Company stock during the second quarter of 2013.

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
August 7, 2013
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