Form 10-Q
period 2013-09-30
BEL FUSE INC /NJ
filed 2013-11-08
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2013
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,223,927

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$46,920	$71,262
Accounts receivable - less allowance for doubtful accounts of $968
and $743 at September 30, 2013 and December 31, 2012, respectively	68,666	42,865
Inventories	71,779	54,924
Restricted cash	12,994	12,993
Prepaid expenses and other current assets	6,884	4,482
Refundable income taxes	3,456	2,955
Deferred income taxes	2,838	1,437
Total Current Assets	213,537	190,918

Property, plant and equipment - net	40,338	35,002
Deferred income taxes	1,591	1,403
Intangible assets - net	22,700	22,191
Goodwill	27,222	13,559
Other assets	13,009	12,510
TOTAL ASSETS	$318,397	$275,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,244	$18,862
Accrued expenses	32,150	25,360
Accrued restructuring costs	-	122
Short-term borrowings under revolving credit line	12,000	-
Notes payable	532	205
Income taxes payable	2,585	1,040
Dividends payable	851	799
Total Current Liabilities	83,362	46,388

Long-term Liabilities:
Liability for uncertain tax positions	1,218	2,161
Minimum pension obligation and unfunded pension liability	11,964	11,045
Deferred income taxes	-	394
Other long-term liabilities	512	233
Total Long-term Liabilities	13,694	13,833
Total Liabilities	97,056	60,221

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,225,327 and 9,372,170 shares outstanding, respectively
(net of 3,218,307 treasury shares)	923	937
Additional paid-in capital	18,421	20,452
Retained earnings	202,556	195,183
Accumulated other comprehensive loss	(776)	(1,427)
Total Stockholders' Equity	221,341	215,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,397	$275,583

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Sales	$101,164	$76,059	$258,173	$214,842

Costs and expenses:
Cost of sales	80,730	63,472	212,699	179,690
Selling, general and administrative	12,106	9,929	34,657	28,350
Restructuring charges	-	1,778	1,387	2,160
	92,836	75,179	248,743	210,200

Income from operations	8,328	880	9,430	4,642

Gain on sale of investment	98	-	98	-
Impairment of investment	-	(297)	-	(775)
Interest expense	(67)	-	(75)	-
Interest income and other, net	82	63	189	216

Earnings before provision (benefit) for income taxes	8,441	646	9,642	4,083
Provision (benefit) for income taxes	605	(1,845)	(47)	(721)

Net earnings	$7,836	$2,491	$9,689	$4,804

Earnings per share:
Class A common share - basic and diluted	$0.65	$0.20	$0.80	$0.37
Class B common share - basic and diluted	$0.69	$0.21	$0.86	$0.41

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,228,731	9,697,097	9,221,032	9,668,785

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net earnings
	$7,836	$2,491	$9,689	$4,804
Other comprehensive income:
Currency translation adjustment, net of taxes of $212, $0,
($4) and $0, respectively	1,820	51	638	(283)
Reclassification adjustment for (gain on sale) write-down of marketable securities included in net earnings, net of tax of ($37),
$113, ($37) and $295, respectively	(61)	185	(61)	481
Unrealized holding losses on marketable securities arising during
the period, net of taxes of $28, ($59), $17 and ($118), respectively	46	(95)	28	(187)
Change in unfunded SERP liability, net of taxes of $24, $18,
$20 and $53, respectively	53	40	46	120
Other comprehensive income	1,858	181	651	131

Comprehensive income	$9,694	$2,672	$10,340	$4,935

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$9,689	$4,804
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	7,636	6,637
Stock-based compensation	1,376	1,294
Loss on disposal of property, plant and equipment	-	111
Realized gain on sale of investment	(98)	-
Impairment of investment	-	775
Other, net	356	(275)
Deferred income taxes	(223)	(1,546)
Changes in operating assets and liabilities (see page 6)	(12,675)	(4,002)
Net Cash Provided by Operating Activities	6,061	7,798

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,127)	(3,374)
Purchase of intangible asset	(1,336)
Payment for acquisitions, net of cash acquired (see page 6)	(30,931)	(19,187)
Proceeds from sale of SERP investments	2,820	-
Purchase of company-owned life insurance	(2,820)	-
Purchase of marketable securities	-	(19)
Proceeds from disposal of property, plant and equipment	-	36
Net Cash Used in Investing Activities	(37,394)	(22,544)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,264)	(2,350)
Borrowings under revolving credit line	12,000	-
Increase (decrease) in notes payable	314	(48)
Purchase and retirement of Class B common stock	(3,356)	(1,705)
Net Cash Provided by (Used In) Financing Activities	6,694	(4,103)

Effect of exchange rate changes on cash	297	133

Net Decrease in Cash and Cash Equivalents	(24,342)	(18,716)
Cash and Cash Equivalents - beginning of period	71,262	88,241
Cash and Cash Equivalents - end of period	$46,920	$69,525

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012

Changes in operating assets and liabilities consist of:
Increase in accounts receivable	$(13,015)	$(3,562)
Increase in inventories	(7,180)	(1,718)
Increase in prepaid expenses and other current assets	(1,483)	(668)
Increase in other assets	(95)	(189)
Increase in accounts payable	6,920	288
Increase in accrued expenses	2,640	1,174
Increase in other liabilities	274	-
(Decrease) increase in accrued restructuring costs	(122)	1,159
Decrease in income taxes payable	(614)	(486)
	$(12,675)	$(4,002)

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,152	$1,234
Interest	75	2

Details of acquisitions:
Fair value of identifiable net assets acquired	$25,689	$13,282
Goodwill	13,630	8,903
Fair value of net assets acquired	$39,319	$22,185

Fair value of net assets acquired	$39,319	$22,185
Less: Cash acquired in acquisition	(8,388)	(2,991)
Deferred consideration	-	(7)
Cash paid for acquisitions, net of cash acquired	$30,931	$19,187
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2013, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2013 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2012.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively, “Powerbox”, now merged to form Bel Power Europe S.r.l.). The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited (“Transpower”) and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity (“TRP”).  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation (“Array”). The acquisitions of TRP and Array may hereafter be referred to collectively as either the “2013 Acquisitions” or the “2013 Acquired Companies”.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The accompanying condensed consolidated financial statements as of December 31, 2012 and for the three and nine months ended September 30, 2012 have been restated to reflect immaterial measurement period adjustments related to the 2012 Acquisitions, as applicable.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the nine months ended September 30, 2013.  Recent accounting pronouncements adopted during the first nine months of 2013 are as follows:

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

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three or nine months ended September 30, 2013 or 2012 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net earnings	$7,836	$2,491	$9,689	$4,804
Less Dividends:
Class A	131	130	391	392
Class B	650	681	1,925	2,036
Undistributed earnings	$7,055	$1,680	$7,373	$2,376

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$1,293	$296	$1,353	$419
Class B undistributed earnings	5,762	1,384	6,020	1,957
Total undistributed earnings	$7,055	$1,680	$7,373	$2,376

Net earnings allocation - basic and diluted:
Class A allocated earnings	$1,424	$426	$1,744	$811
Class B allocated earnings	6,412	2,065	7,945	3,993
Net earnings	$7,836	$2,491	$9,689	$4,804

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,228,731	9,697,097	9,221,032	9,668,785

Earnings per share:
Class A common share - basic and diluted	$0.65	$0.20	$0.80	$0.37
Class B common share - basic and diluted	$0.69	$0.21	$0.86	$0.41

3.           ACQUISITIONS

2013 Acquisitions:

On March 29, 2013, the Company acquired 100% of the outstanding shares of Transpower Technology (HK) Limited (“Transpower”), certain intellectual property and other tangible assets related to the Transpower magnetics business of TE Connectivity (“TE”) from Tyco Electronics Corporation (“Tyco”) for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. During the second quarter of 2013, the Company paid an additional $6.8 million in consideration to TE related to a working capital adjustment and an additional net payment of $0.1 million was made in the third quarter of 2013.  Transpower is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd. in the People's Republic of China.  The operations acquired are now doing business as TRP Connector (“TRP”).  The Company’s purchase of the TRP magnetics business consisted of the integrated connector module (“ICM”) family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  The acquisition of Array expands the Company’s portfolio of connector products that can be offered to the combined customer base, and provides an opportunity to sell other products that Bel manufactures to Array's customers.

During the three and nine months ended September 30, 2013, the Company incurred $0.1 million and $0.6 million, respectively, of acquisition-related costs associated with the 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

While the initial accounting related to the acquisitions of TRP and Array is not complete as of the filing date of this Form 10-Q, the following table depicts the Company’s initial estimate of the respective acquisition date fair values of the consideration paid or payable and identifiable net assets acquired (in thousands):

	TRP				Array	2013 Acquisitions
			Measurement	March 29,		Acquisition-Date
	March 29,		Period	2013	August 20,	Fair Values
	2013		Adjustments	(As adjusted)	2013	(As adjusted)
Cash	$8,388		$-	$8,388	$-	$8,388
Accounts receivable	11,580		(39)	11,541	994	12,535
Inventories	6,258	(a)	707	6,965	2,588	9,553
Other current assets	1,953		-	1,953	83	2,036
Property, plant and equipment	4,693	(b)	(165)	4,528	2,285	6,813
Intangible assets	-	(c)	-	-	-	-
Other assets	1,151		-	1,151	84	1,235
Total identifiable assets	34,023		503	34,526	6,034	40,560

Accounts payable	(8,565)		-	(8,565)	(677)	(9,242)
Accrued expenses	(4,003)		132	(3,871)	(206)	(4,077)
Other current liabilities	(25)		(671)	(696)	(214)	(910)
Noncurrent liabilities	-		-	-	(643)	(643)
Total liabilities assumed	(12,593)		(539)	(13,132)	(1,740)	(14,229)
Net identifiable assets acquired	21,430		(36)	21,394	4,294	25,688
Goodwill	8,278	(d)	(313)	7,965	5,666	13,631
Net assets acquired	$29,708		$(349)	$29,359	$9,960	$39,319

Cash paid	$22,400		$6,959	$29,359	$9,960	$39,319
Assumption of severance payment	109		(109)	-	-	-
Fair value of grant of license	-	(e)	-	-	-	-
Fair value of consideration transferred	22,509		6,850	29,359	9,960	39,319
Deferred consideration	7,199	(f)	(7,199)	-	-	-
Total consideration paid/payable	$29,708		$(349)	$29,359	$9,960	$39,319

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

The results of operations of the 2013 Acquired Companies have been included in the Company’s consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three and nine months ended September 30, 2013, the 2013 Acquired Companies contributed $26.4 million and $48.6 million of revenue, respectively, and $4.6 million and $8.7 million of net earnings, respectively, to the Company’s consolidated financial results.  The Company is still in the process of revising its corporate overhead allocations, and the results disclosed related to the 2013 Acquisitions do not yet include such allocations.

The unaudited pro forma information below presents the combined operating results of the Company and the 2013 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2013 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2013 Acquisitions had occurred as of January 1, 2012, nor is the pro forma data intended to be a projection of results that may be obtained in the future.  The following unaudited pro forma consolidated results of operations assume that the acquisitions of the 2013 Acquired Companies were completed as of January 1, 2012.  The pro forma results noted below for the three and nine months ended September 30, 2012 also include the effects of the 2012 Acquisitions discussed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$102,056	$97,982	$283,137	$283,986
Net earnings	7,882	5,295	12,606	12,578
Earnings per Class A common share - basic and diluted	0.66	0.42	1.05	1.00
Earnings per Class B common share - basic and diluted	0.70	0.45	1.12	1.08

2012 Acquisitions:

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom with a cash payment of $2.7 million (£1.7 million). GigaCom, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology. GigaCom has become part of Bel’s Cinch Connector business. Management believes that GigaCom’s offering of expanded beam fiber optic (“EBOSA®”) products will enhance the Company’s position within the growing aerospace and military markets.

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

Acquisition-related costs relating to the 2012 Acquisitions amounted to less than $0.1 million and $0.6 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.6 million during the nine-month periods ended September 30, 2013 and 2012, respectively.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

During the year ended December 31, 2012, the Company completed the purchase accounting related to the GigaCom and Fibreco acquisitions.  During the third quarter of 2013, the Company completed the purchase accounting related to its acquisition of Bel Power Europe.  The following table reflects the finalized acquisition date fair values of the consideration transferred and identifiable net assets acquired related to the 2012 acquisitions (in thousands):

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As finalized)
Cash and cash equivalents	$2,991	$-	$2,991
Accounts receivable	3,750	3	3,753
Inventories	1,061	(16)	1,045
Other current assets	90	-	90
Property, plant and equipment	502	263	765
Intangible assets	30	11,626	11,656
Total identifiable assets	8,424	11,876	20,300

Accounts payable	(1,702)	-	(1,702)
Accrued expenses	(1,736)	-	(1,736)
Notes payable	(216)	-	(216)
Income taxes payable	(264)	(60)	(324)
Deferred income tax liability, current	(70)	-	(70)
Deferred income tax liability, noncurrent	-	(2,700)	(2,700)
Other long-term liabilities	(216)	-	(216)
Total liabilities assumed	(4,204)	(2,760)	(6,964)
Net identifiable assets acquired	4,220	9,116	13,336
Goodwill	17,965	(8,900)	9,065
Net assets acquired	$22,185	$216	$22,401

Cash paid	$22,138	263	$22,401
Deferred consideration	47	(47)	-
Fair value of consideration transferred	$22,185	$216	$22,401

The fair value of identifiable intangible assets noted above (as adjusted) consists of the following:

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$1,264
Technology	20 years	6,542
Customer relationships	16 years	3,292
Non-compete agreements	2 years	558
Total identifiable intangible assets acquired		$11,656

The results of operations of the 2012 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $1.8 million and $0.9 million, respectively, and combined net earnings of $0.1 million and less than $0.1 million, respectively, to the Company’s consolidated financial results.   During the nine-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $7.7 million and $0.9 million, respectively, and combined net earnings of $0.7 million and less than $0.1 million, respectively, to the Company’s consolidated financial results.   The acquisition of GigaCom has contributed to Bel’s research and development efforts and its technology has been incorporated into products now being sold by Fibreco.  GigaCom incurred expenses, primarily related to research and development, of $0.2 million and $0.1 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $0.7 million and $0.3 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2013 and December 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.4 million at each of September 30, 2013 and December 31, 2012.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of September 30, 2013 and December 31, 2012, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized losses of less than $0.1 million at each date.  Such unrealized losses are included, net of tax, in accumulated other comprehensive loss.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2013 and 2012.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2013.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
Available-for-sale securities:
Investments held in rabbi trust	$3,238	$3,238	$-	$-
Marketable securities	3	3	-	-

Total	$3,241	$3,241	$-	$-

As of December 31, 2012
Available-for-sale securities:
Investments held in rabbi trust	$6,014	$6,014	$-	$-
Marketable securities	2	2	-	-

Total	$6,016	$6,016	$-	$-

The Company has other financial instruments, such as cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2013 or December 31, 2012.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2013 or 2012 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$30,919	$26,157
Work in progress	12,081	8,200
Finished goods	28,779	20,567
	$71,779	$54,924

6.           INTANGIBLE ASSET

During the third quarter of 2013, the Company paid $1.3 million and received $0.3 million associated with licensing agreements entered into with Radiall SA.  The agreements cover the parties’ respective technologies for EBOSA® fibre optic termini and the EPX® connector range.  The $1.3 million paid by the Company is reflected as an intangible asset and the $0.3 million received by the Company is included in other long-term liabilities on the accompanying condensed consolidated balance sheet at September 30, 2013.  Each will be amortized over the life of the respective agreement of 20 years.

7.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment sales:
North America	$34,273	$34,370	$95,796	$106,349
Asia	69,602	47,238	166,362	125,881
Europe	9,313	8,983	30,029	24,200
Total segment sales	113,188	90,591	292,187	256,430
Reconciling item:
Intersegment sales	(12,024)	(14,532)	(34,014)	(41,588)
Net sales	$101,164	$76,059	$258,173	$214,842

Income (loss) from operations:
North America	$(96)	$(189)	$(3,591)	$4,074
Asia	8,400	1,048	12,377	8
Europe	24	21	644	560
	$8,328	$880	$9,430	$4,642

The following items are included in the income (loss) from operations presented above:

Recent Acquisitions – During the three and nine months ended September 30, 2013, the acquisition of TRP contributed revenues of $25.6 million and $47.8 million, respectively, and income from operations of $5.0 million and $9.5 million, respectively, to the Company’s Asia operating segment. During each of the three and nine months ended September 30, 2013, the acquisition of Array contributed revenues of $0.8 million to the Company’s North America operating segment. The Company is still in the process of revising its corporate overhead allocations, and the results disclosed related to the 2013 Acquisitions do not yet include such allocations.  During the three-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $1.8 million and $0.9 million, respectively, and combined operating income of $0.1 million and $0.1 million, respectively, to the Company’s Europe operating segment.   During the nine-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $7.7 million and $0.9 million, respectively, and combined operating income of $1.3 million and $0.1 million, respectively, to the Company’s Europe operating segment.

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

8.            INCOME TAXES

At September 30, 2013 and December 31, 2012, the Company has approximately $2.2 and 2.7 million, respectively,  of liabilities for uncertain tax positions ($1.0 million and $0.5 million, respectively, included in income taxes payable and $1.2 million and $2.2 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2013.  A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates primarily to the 2008 tax year which expire during the three months ended September 30, 2014.  Additionally, a total of $0.5 million and $2.5 million of previously recorded liabilities for uncertain tax positions, interest and penalties relating to the 2006 and 2009 tax years and the 2007 through 2009 tax years, respectively, were reversed during the quarters ended September 30, 2013 and 2012, respectively.  This was offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during the quarter ended September 30, 2012.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2013 and 2012, the Company recognized an immaterial amount of interest and penalties and no interest and penalties, respectively, in the condensed consolidated statements of operations.  The Company has approximately $0.2 million accrued for the payment of such interest and penalties at September 30, 2013 and December 31, 2012, which is included in the liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various temporary differences. In connection with the 2012 Acquisitions, the Company completed a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amounts of $1.7 million, $0.6 million and $0.4 million, respectively, for the Fibreco, Gigacom and Bel Power Europe acquisitions.  At September 30, 2013 and December 31, 2012, a combined deferred tax liability of $2.4 million and $2.2 million, respectively, remains on the condensed consolidated balance sheets. Upon completion of the acquisition of TRP, TRP had deferred tax assets of $2.2 million arising from various temporary differences, which are included in the condensed consolidated balance sheet at September 30, 2013.  It is the Company’s intention to repatriate substantially all net income from its wholly owned PRC subsidiary, DG Transpower, a Chinese Limited Company, to its direct Hong Kong parent company Transpower Technologies (Hong Kong) Ltd. Applicable income and dividend withholding taxes have been reflected in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013. However, U.S. deferred taxes need not be provided under current U.S. tax law.  At September 30, 2013, the fair market value reports have not been completed and therefore the Company had no additional deferred tax amounts relating to the TRP acquisition.

In connection with the 2013 acquisition of Array, the Company has not completed a preliminary fair market value report of property, plant and equipment and intangibles.  The Company acquired a deferred tax liability in the amount of $0.9 million arising from temporary differences related to property, plant and equipment.  At September 30, 2013, there were no additional deferred tax amounts reported on the condensed consolidated balance sheet as the fair market value report has not been completed.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step-up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) affect only the U.S. income taxes (not those of the foreign countries where the acquired entities were incorporated). The Company is considering making a Section 338(g) election with respect to the 2013 acquisition of Array.

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

9.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012
Sales commissions	$1,589	$1,295
Subcontracting labor	2,626	2,408
Salaries, bonuses and related benefits	12,905	6,023
Litigation reserve	11,549	11,549
Other	3,481	4,085
	$32,150	$25,360

Accrued Restructuring Costs

Activity and liability balances related to restructuring charges for the nine months ended September 30, 2013 are shown in the table below (dollars in thousands). The liability at December 31, 2012 related to the final severance payments due related to the closure of the Vinita, Oklahoma manufacturing facility.  New charges noted below relate to severance costs associated with an additional reduction in workforce implemented in the second quarter of 2013.

	Liability at December 31, 2012	New Charges	Cash Payments and Other Settlements	Liability at September 30, 2013
Severance costs	$122	$1,239	$(1,361)	$-
Transportation of equipment	-	100	(100)	-
Other restructuring charges	-	48	(48)	-
Total	$122	$1,387	$(1,509)	$-

10.	DEBT

At September 30, 2013 and December 31, 2012, the Company maintained a $30 million line of credit, which was due to expire on June 30, 2014.  In August 2013, the Company borrowed $12.0 million under the line of credit in connection with its acquisition of Array.  At September 30, 2013, the balance available under the credit agreement was $18.0 million.  There were no previous borrowings under the credit agreement and, as a result, there was no balance outstanding as of December 31, 2012.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of September 30, 2013.  In November 2013, the credit agreement was amended to reflect modifications to the minimum tangible net worth and maximum leverage covenant calculations, and to extend the term of the agreement through October 14, 2016.

11.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended September 30, 2013 and 2012 amounted to approximately $0.1 million in each period.  The expense for the nine months ended September 30, 2013 and 2012 amounted to approximately $0.4 million in each period.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of September 30, 2013, the plan owned 14,911 and 203,069 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also has a retirement fund in Asia which covers substantially all of its Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended September 30, 2013 and 2012 amounted to approximately $0.1 million in each period.  The expense for the nine months ended September 30, 2013 and 2012 amounted to approximately $0.2 million in each period.  As of September 30, 2013, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$139	$109	$417	$327
Interest cost	112	104	337	312
Amortization of adjustments	77	58	231	174
Total SERP expense	$328	$271	$985	$813

	September 30,	December 31,
	2013	2012
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,964	$11,045

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$931	$877
Net gains	2,764	2,884
	$3,695	$3,761

12.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	September 30,	December 31,
	2013	2012

Foreign currency translation adjustment, net of taxes of ($4)
at September 30, 2013	$1,565	$927
Unrealized holding gains on available-for-sale
securities, net of taxes of $140 and $161 as of
September 30, 2013 and December 31, 2012	223	256
Unfunded SERP liability, net of taxes of ($1,131) and ($1,151) as
of September 30, 2013 and December 31, 2012	(2,564)	(2,610)

Accumulated other comprehensive loss	$(776)	$(1,427)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2013 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-		Unfunded
	Adjustment	Sale Securities		SERP Liability		Total

Balance at January 1, 2013	$927	$256		$(2,610)		$(1,427)
Other comprehensive income (loss) before reclassifications	638	28		(185)		481
Amounts reclassified from accumulated other
comprehensive income (loss)	-	(61)	(a)	231	(b)	170
Net current period other comprehensive income (loss)	638	(33)		46		651

Balance at September 30, 2013	$1,565	$223		$(2,564)		$(776)

(a) This reclassification relates to the gain on sale of SERP investments during the third quarter of 2013. This is recorded as a gain on sale of investment in the accompanying condensed consolidated statements of operations.

(b) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

13.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).  At December 31, 2012, the Company’s total future minimum lease payments for operating leases amounted to $11.5 million.  The only significant change since December 31, 2012 relates to the inclusion of lease commitments associated with the 2013 Acquired Companies.  At September 30, 2013, the additional lease commitments related to the 2013 Acquired Companies amounted to $3.6 million.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2012, the Company had outstanding purchase orders related to purchase of raw materials in the aggregate amount of $18.8 million and purchase orders related to capital expenditures of $1.7 million.  The only significant change since December 31, 2012 relates to the inclusion of purchase orders associated with the 2013 Acquired Companies.  At September 30, 2013, the Company had additional purchase orders related to the purchase of raw materials of approximately $4.5 million and additional purchase orders related to capital expenditures of $0.5 million associated with the 2013 Acquired Companies.

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

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007.  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company was in the process of appealing the verdict and judgment and filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  The Company was advised that the full amount of the damage award plus costs and interest would need to be posted as a supersedeas bond upon filing of the notice of appeal.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case was on appeal to the Federal Circuit.  The amount of the bond was reflected as restricted cash in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.   The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor case on October 2, 2012 and issued its opinion on March 13, 2013.  In its opinion, the CAFC affirmed the district court’s findings and judgment on all issues up on appeal.  The Company and the other Defendants jointly filed a Petition for Rehearing En Banc with the CAFC on April 12, 2013, which was denied by the CAFC on May 14, 2013.  The Defendants filed a joint petition for certiorari with the Supreme Court on September 23, 2013.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  Molex filed a motion to dismiss the complaint on August 6, 2013.  The Company filed an amended complaint and response on August 20, 2013.  Molex withdrew its original Motion to Dismiss and filed a second, revised Motion to Dismiss on September 6, 2013.  The Company filed its response on October 7, 2013.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the nine months ended September 30, 2013, 55% of the Company’s revenues were derived from Asia, 34% from North America and 11% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 48% of its total net sales during the nine months ended September 30, 2013.  The remaining revenues related to sales of the Company’s interconnect products (32%), module products (17%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix can have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Miami, Florida; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; and Worksop and Great Dunmow, England.

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s results for the nine months ended September 30, 2013 and/or future results include the following:

•
Recent Acquisitions – The Company has completed five acquisitions since the first quarter of 2012. During the three and nine months ended September 30, 2013, the acquired companies have contributed a combined $28.2 million and $56.3 million of sales, respectively, and a combined $4.9 million and $10.1 million of income from operations, respectively.

•
Restructuring Program – The Company had substantially completed its plan to effect operational efficiencies by the end of 2012.  The Company continued its efforts into 2013 to bring the new manufacturing facility in McAllen, Texas up to full operating capacity.  The Company faced certain challenges with the transition, resulting in $3.2 million of unanticipated costs during the first nine months of 2013, of which only $0.3 million was incurred during the third quarter.   These costs included additional overtime, scrap, a higher volume of purchased materials, expedited freight charges and other costs.  During the second quarter of 2013, the Company also initiated additional restructuring actions which resulted in $1.3 million of severance and other charges in the second quarter.  The Company does not anticipate any significant costs related to restructuring programs for the foreseeable future.

•
Revenues – Excluding the revenue contributions from recent acquisitions as described above, the Company’s revenues for the nine months ended September 30, 2013 decreased by $12.0 million as compared to the same period of 2012.  The decrease in sales was primarily due to reduced orders of module products from one customer in North America.  The order volume related to this customer has now stabilized, but we expect to report large year-over-year decreases (2013 vs. 2012) in our module products group through the end of 2013 as a result of the lower volume in 2013.  Revenue reductions resulting from manufacturing inefficiencies associated with the restructuring of Cinch operations described above were partially offset by increases in the sales volume of Bel’s DC-DC products.  During the third quarter of 2013, Bel implemented price increases for certain products as our current pricing structure did not reflect the rising labor costs in the PRC as discussed below.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the nine months ended September 30, 2013, the Company experienced a favorable shift in the mix of products sold as compared to the same period of 2012, which partially mitigated the effects of reduced sales and operational inefficiencies at our Texas facility.

•
Pricing and Availability of Materials – Component pricing and availability have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  With regard to commodities, the Company has experienced some price decreases related to precious metals during the latter part of 2012 and that trend has continued into 2013. Costs for certain commodities, including gold and copper, were lower during the nine months ended September 30, 2013 as compared to the same period of 2012.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs as a percentage of sales during the nine months ended September 30, 2013 were slightly lower as compared to the first half of 2012. Following the 2012 Lunar New Year holiday, additional recruiting, training and overtime charges were incurred in the PRC; this trend did not recur in 2013.  However, rising labor costs in the PRC and the strengthening of the Chinese Renminbi continue to impact our overall profit margins.  With the addition of TRP, approximately half of Bel’s total sales are now generated from labor-intensive magnetic products, which are primarily manufactured in the PRC.  In February 2013, the PRC government increased the minimum wage by 19% in regions where the factories that Bel uses are located.  This increase was effective May 1, 2013.

•
Impact of Pending Lawsuits – As further described in Note 13 to the accompanying condensed consolidated financial statements, there has been additional legal activity in 2013 related to the SynQor and Molex lawsuits.  Ongoing legal costs related to these lawsuits will impact the Company’s profit margins in future quarters.

•
Acquisition-Related Costs – The acquisitions of TRP and Array in 2013 and the valuations of the 2012 Acquired Companies gave rise to acquisition-related costs of $0.7 million during the nine months ended September 30, 2013.  The valuations of the 2013 Acquired Companies will, and Bel’s continuing strategy to actively consider potential acquisitions could, result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the nine months ended September 30, 2013 is primarily attributable to a significant increase in the pretax income earned in the Asia segment, with minimal tax effect.  Additionally, the Company had a significantly lower net reversal of liabilities for uncertain tax positions during the nine months ended September 30, 2013 compared to the same period in 2012.

With the completion of the three acquisitions in 2012, and the acquisitions of TRP and Array during 2013, management is optimistic that the resulting opportunities will fuel growth in our core product groups in future periods.  The difficulties experienced during the first half of 2013 related to the transition of Cinch’s manufacturing operations were largely resolved prior to the start of the third quarter and the benefits of the restructuring efforts completed over the past fifteen months had begun to materialize by the end of the third quarter of 2013. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
North America	$31,613	31%	$31,370	41%	$87,058	34%	$96,866	45%
Asia	60,751	60%	36,074	48%	142,323	55%	94,963	44%
Europe	8,800	9%	8,615	11%	28,792	11%	23,013	11%
	$101,164	100%	$76,059	100%	$258,173	100%	$214,842	100%

Net sales and income from operations by reportable operating segment for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment sales:
North America	$34,273	$34,370	$95,796	$106,349
Asia	69,602	47,238	166,362	125,881
Europe	9,313	8,983	30,029	24,200
Total segment sales	113,188	90,591	292,187	256,430
Reconciling item:
Intersegment sales	(12,024)	(14,532)	(34,014)	(41,588)
Net sales	$101,164	$76,059	$258,173	$214,842

Income (loss) from operations:
North America	$(96)	$(189)	$(3,591)	$4,074
Asia	8,400	1,048	12,377	8
Europe	24	21	644	560
	$8,328	$880	$9,430	$4,642

During the three and nine months ended September 30, 2013, the recent acquisition of TRP contributed $25.6 million and $47.8 million, respectively, in sales and $5.0 million and $9.5 million, respectively, of income from operations to the Company’s Asia operating segment. The Company is still in the process of revising its corporate overhead allocations, and the results disclosed related to TRP do not yet include such allocations.  Sales in the Company’s Europe operating segment were favorably impacted by the acquisitions of Fibreco and Bel Power Europe (formerly Powerbox) which occurred in the second half of 2012.  During the three-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $1.8 million and $0.9 million, respectively, and combined operating income of $0.1 million and $0.1 million, respectively, to the Company’s Europe operating segment.   During the nine-month periods ended September 30, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $7.7 million and $0.9 million, respectively, and combined operating income of $1.3 million and $0.1 million, respectively, to the Company’s Europe operating segment. The decrease in sales in North America primarily related to reduced demand in 2013 for Bel’s module products which are manufactured in China. Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  North America sales and income from operations were also impacted by the transition of operations from Cinch’s manufacturing facility in Vinita, Oklahoma to its new manufacturing facility in McAllen, Texas.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America.  The majority of the unanticipated costs associated with the Cinch transition were incurred during the first half of 2013, thereby impacting the nine-month period ended September 30, 2013. The decreases noted in North America sales were partially offset by $0.8 million of new sales volume related to the acquisition of Array in late August 2013.

Overview of Financial Results

Sales for the nine months ended September 30, 2013 increased by 20.2% to $258.2 million from $214.8 million for the same period of 2012.  Sales were favorably impacted by the contributions made by the recent acquisitions.  Costs incurred related to the transition of Cinch operations to the new manufacturing facility in Texas heavily impacted our profit margin during the nine months ended September 30, 2013, but these costs were minimized during the third quarter. Pricing to customers was adjusted beginning in the third quarter to recover some of the higher labor costs in China and other cost increases resulting from the continued strengthening of the Chinese Renminbi.  Selling, general and administrative expense was $6.3 million higher in the nine months ended September 30, 2013 as compared to the same period of 2012, primarily due to the inclusion of expenses from the recent acquisitions as well as higher incentive compensation in 2013.   The Company also incurred $1.4 million of restructuring charges during the nine months ended September 30, 2013 related to additional workforce reductions.  These factors led to net earnings of $9.7 million for the nine months ended September 30, 2013 as compared to net earnings of $4.8 million for the same period of 2012.   Additional details related to these factors affecting the nine-month results are described in the Results of Operations section below.

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

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company’s Financial Statements, “Basis of Presentation and Accounting Policies,” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company’s condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.8	83.5	82.4	83.6
Selling, general and administrative ("SG&A") expenses	12.0	13.1	13.4	13.2
Restructuring charges	-	2.3	0.5	1.0
Impairment of investment	-	(0.4)	-	(0.4)
Interest income and other, net	0.1	0.1	0.1	0.1
Earnings before provision (benefit) for income taxes	8.3	0.8	3.7	1.9
Provision (benefit) for income taxes	0.6	(2.4)	-	(0.3)
Net earnings	7.7	3.3	3.8	2.2

The following table sets forth the year over year percentage increase of certain items included in the Company’s condensed consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Net sales	33.0%	20.2%
Cost of sales	27.2	18.4
SG&A expenses	21.9	22.2
Net earnings	214.6	101.7

Sales

Net sales increased 33.0% from $76.1 million during the three months ended September 30, 2012 to $101.2 million during the three months ended September 30, 2013.  Net sales increased 20.2% from $214.8 million during the nine months ended September 30, 2012 to $258.2 million during the nine months ended September 30, 2013.  The Company’s net sales by major product line for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Magnetic products	$52,943	52%	$29,799	39%	$122,958	48%	$73,557	34%
Interconnect products	29,976	30%	28,424	38%	83,181	32%	83,033	39%
Module products	14,894	15%	15,367	20%	43,058	17%	50,690	24%
Circuit protection products	3,351	3%	2,469	3%	8,976	3%	7,562	3%
	$101,164	100%	$76,059	100%	$258,173	100%	$214,842	100%

The Company’s magnetic product line, which includes Bel’s MagJack and the newly-acquired TRP integrated connector module (ICM) products, had a strong first nine months of 2013.  TRP accounted for $25.6 million and $47.8 million, respectively, of the increase from 2012 in the three- and nine-month periods noted above.  The acquisition of Array in late August 2013 contributed $0.8 million of sales to the Company’s interconnect product line during the third quarter of 2013.  Fibreco sales accounted for $0.6 million and $4.8 million of the increase in interconnect sales during the three and nine month ended September 30, 2013. Earlier in 2013, these increases were offset by lower sales of Cinch’s interconnect products due to the transition to Cinch’s new manufacturing facility in Texas. Sales of Cinch’s products began to rebound in the third quarter of 2013.  Sales in the Company’s module product line were lower in 2013 due to reduced order volume of one customer, partially offset by higher sales of DC-DC and AC-DC module products.  Automation of certain fuse manufacturing processes increased capacity and output of fuse products and improved delivery lead times, contributing to the increase in circuit protection sales.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Material costs	43.0%	46.6%	44.8%	46.0%
Labor costs	15.1%	15.3%	14.6%	14.9%
Research and development expenses	3.5%	3.8%	4.0%	4.3%
Other expenses	18.2%	17.8%	19.0%	18.4%
Total cost of sales	79.8%	83.5%	82.4%	83.6%

Material costs as a percentage of sales were lower in the third quarter and nine months ended September 30, 2013 as compared to the same periods of 2012, primarily due to the reduction in sales of module products, which have a higher material content than Bel’s other product lines.  An increase in sales of Cinch, Fibreco and Array products in 2013 also contributed to the decrease, as these products have lower material content than Bel’s other product lines.  These factors were partially offset by TRP product sales, which have a higher material cost structure than Bel’s ICM products.  The Company also experienced operational inefficiencies and other start-up costs at the new manufacturing facility in Texas, which resulted in high material costs at the Texas facility related to third-party purchases of machined parts at premium prices, and high volumes of scrap, rejected materials and expedited freight costs.  The majority of the Cinch transition-related costs and inefficiencies were incurred during the first six months of 2013.

Labor costs as a percentage of sales were slightly lower during the nine months ended September 30, 2013 as compared to the same period of 2012, as the Company incurred excessive recruiting, training and overtime costs following the 2012 Lunar New Year holiday in Asia, which did not recur in 2013.  The periods for 2013 presented above also include new sales volume from TRP products, which have a lower labor cost structure than Bel’s ICM products.  Also during the third quarter of 2013, sales of Bel’s ICM products, which have a relatively high labor content, were $2.6 million lower than ICM sales during the third quarter of 2012, thereby contributing to the decrease in labor costs as a percentage of sales.  These factors were partially offset by mandatory wage increases in the PRC, which went into effect in May 2013.

The increase in other expenses as a percentage of sales for the nine months ended September 30, 2013 as compared to the same period of 2012 primarily related to the inclusion of support labor and fringe costs of the recent acquisitions, and duplication of some indirect labor costs, and travel costs during the transition of Cinch operations from Vinita, Oklahoma to McAllen, Texas, primarily during the first quarter of 2013.  These increases in other expenses in 2013 were partially offset by a reduction in support labor and fringe costs at other Bel locations due to restructuring actions that took place in 2012.

Included in cost of sales are research and development (R&D) expenses of $3.5 million and $2.9 million for the three-month periods ended September 30, 2013 and 2012, respectively and $10.3 million and $9.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  The majority of the increase relates to the inclusion of R&D expenses associated with the recent acquisitions, which have been included in Bel’s results since their respective acquisition dates.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $2.2 million higher during the three months ended September 30, 2013 as compared to the same period of 2012.  Of this increase, $0.8 million related to the inclusion of SG&A expenses of the 2012 and 2013 acquisitions.  Other factors contributing to the increase included higher incentive compensation of $2.3 million, and unfavorable foreign exchange fluctuations of $0.6 million, partially offset by insurance proceeds related to Hurricane Sandy of $0.7 million and a $0.5 million reduction in acquisition-related costs.

For the nine months ended September 30, 2013, the dollar amount of SG&A expense was $6.3 million higher as compared to the same period of 2012.  Of this increase, $2.9 million related to the inclusion of SG&A expenses of the 2012 and 2013 acquisitions.  Other contributing factors included a $2.8 million increase in incentive compensation, unfavorable fluctuations in foreign currency exchange rates of $0.7 million, and an increase in freight charges primarily due to the Cinch transition of $0.7, partially offset by $0.7 million of insurance proceeds related to Hurricane Sandy.

Restructuring Charges

The Company recorded restructuring charges of $1.8 million and $2.2 million during the three and nine months ended September 30, 2012, respectively, related to the 2012 restructuring program.  During 2013, the Company implemented additional reductions in workforce, resulting in restructuring charges of $1.4 million during the nine months ended September 30, 2013, respectively.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision (benefit) for income taxes for the three months ended September 30, 2013 was $0.6 million compared to a benefit of ($1.8) million for the three months ended September 30, 2012.  The Company’s earnings before income taxes for the three months ended September 30, 2013 are approximately $7.8 million higher than the same period in 2012.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings before provision for income taxes, was 7.2% and (285.6%) for the three-month periods ended September 30, 2013 and 2012, respectively.   The change in the effective tax rate during the three months ended September 30, 2013 compared to the third quarter of 2012 is primarily attributed to a significant increase in the pretax income earned in the Asia segment, with minimal tax effect.  Additionally, the Company had a significantly lower net reversal of liabilities for uncertain tax positions during the quarter ended September 30, 2013 compared to the same period in 2012.  The favorable effective tax rate in 2012 was primarily attributable to the net reversal of liabilities for uncertain tax positions during the quarter ended September 30, 2012, combined with strong earnings in Asia, where the tax rates are lowest of all of Bel’s tax regions, and a loss in the North America segment due to restructuring expenses.

The benefit for income taxes for the nine months ended September 30, 2013 was $0.1 million compared to a benefit of $0.7 million for the nine months ended September 30, 2012.  The Company’s earnings before income taxes for the nine months ended September 30, 2013 are approximately $5.6 million higher than the same period in 2012.  The Company’s effective tax rate was (0.5%) and (17.7%) for the nine-month periods ended September 30, 2013 and 2012, respectively.   The change in the effective tax rate during the nine months ended September 30, 2013 compared to the same period of 2012 is primarily attributed to the same reasons as described above.

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

The Company has an unsecured credit agreement in the amount of $30 million, which was due to expire on June 30, 2014.  In August 2013, the Company borrowed $12.0 million under the line of credit in connection with its acquisition of Array.  At September 30, 2013, the balance available under the credit agreement was $18.0 million.  There were no previous borrowings under the credit agreement and, as a result, there was no balance outstanding as of December 31, 2012.  The credit agreement bears interest at LIBOR plus 0.75% to 1.25% based on certain financial statement ratios maintained by the Company.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not in compliance with its tangible net worth debt covenant as of September 30, 2013.  In November 2013, the credit agreement was amended to reflect modifications to the minimum tangible net worth and maximum leverage covenant calculations, and to extend the term of the agreement through October 14, 2016.

On March 29, 2013, the Company completed its acquisition of TRP for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. During the second quarter of 2013, the Company paid an additional $6.8 million in consideration to TE related to a working capital adjustment and a final net cash payment of $0.1 million was made during the third quarter of 2013.  Transpower is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd., located in the PRC. The Company’s purchase of the Transpower magnetics business consisted of the ICM family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications and discrete magnetics.

On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  As discussed above, this acquisition was funded through borrowings under the Company’s existing credit agreement.

Cash Flows

During the nine months ended September 30, 2013, the Company’s cash and cash equivalents decreased by $24.3 million. This resulted primarily from $30.9 million of net cash payments for the acquisitions of TRP and Array, $5.1 million paid for the purchase of property, plant and equipment, $2.3 million for payments of dividends, $3.4 million for the repurchase of 178,643 shares of the Company’s Class B common stock, and $1.3 million for the purchase of an intangible asset associated with the Radiall agreement, partially offset by an increase in short-term borrowings of $12.3 million and $6.1 million provided by operating activities.  As compared to the nine months ended September 30, 2012, cash provided by operating activities decreased by $1.7 million.  During the nine months ended September 30, 2013, accounts receivable increased by $13.0 million primarily due to the addition of third-party receivables at TRP, which replaced intercompany receivables collected from TRP’s pre-acquisition affiliates.  TRP’s third-party receivables are higher than its formerly-intercompany receivables due to higher gross margin and longer payment terms on third party sales.  The longer payment terms in TRP customer contracts acquired from the seller led to an increase of 11 days in overall days sales outstanding (DSO),  Management intends to bring TRP payment terms in line with those of Bel’s existing customer base during contract renewals.  Inventories increased by $7.2 million during the nine months ended September 30, 2013 primarily due to the implementation of a new stocking program, whereby certain of Bel’s customers now have quicker access to commonly-ordered parts.  The level of raw materials has also increased since December 31, 2012, as the Company has been building up stocks of long-lead-time materials in order to lower lead times to customers.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 36.3% and 41.4% of the Company’s total assets at September 30, 2013 and December 31, 2012, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 and 4.1 to 1 at September 30, 2013 and December 31, 2012, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the nine months ended September 30, 2013.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of market risks.

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

PART II.     Other Information

Item 1.                   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13 of the Company’s Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company was authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 547,366 shares of the Company’s Class B common stock at an aggregate purchase price of $10.0 million by the end of the first quarter of 2013.  This completed the share buyback program approved by the Board in 2012.  There were no repurchases of Company stock during the second or third quarters of 2013.

Item 6. Exhibits

(a) Exhibits:

10.1*	Sixth Amendment to Credit and Guaranty Agreement dated as of November 8, 2013, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 8, 2013
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary

Return to Index

EXHIBIT INDEX

Exhibit 10.1* - Sixth Amendment to Credit and Guaranty Agreement dated as of November 8, 2013, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.

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