Form 10-K
period 2013-12-31
BEL FUSE INC /NJ
filed 2014-03-13
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was $140.9 million.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2014
Class A Common Stock	2,174,912
Class B Common Stock	9,335,677

Documents incorporated by reference:

Bel Fuse Inc.'s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into Part III.

Return to Index

FORWARD LOOKING INFORMATION

The terms “Company”, “Bel”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1A of this Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company’s SEC filings.

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

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L (“Powerbox”).  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited (“Transpower”) and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity (“TE”).  The operations acquired are now doing business as TRP Connector (“TRP”).  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation (“Array”). The acquisitions of TRP and Array may hereafter be referred to collectively as either the “2013 Acquisitions” or the “2013 Acquired Companies”.

Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s consolidated results of operations for the years ended December 31, 2013 and December 31, 2012 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The accompanying consolidated balance sheet as of December 31, 2012 has been restated to reflect the acquisition-date fair values related to property, plant and equipment, intangible assets and various other balance sheet accounts of the 2012 Acquired Companies as further outlined in Note 2 to the consolidated financial statements contained in this Annual Report.  The consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 reflect immaterial measurement period adjustments related to the 2012 Acquisitions.

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

Return to Index
Product Groups

The Company has set forth below a description of its product groups as of December 31, 2013.

Magnetics
•	MagJack® integrated connector modules
•	Power transformers
•	SMD power inductors
•	Discrete magnetics

The Company’s MagJack® products integrate RJ45 and/or USB connectors with discrete magnetic components to provide a more robust part that allows customers to substantially reduce board space and inventory requirements. MagJack® provides the signal conditioning, electromagnetic interference suppression and signal isolation for networking, telecommunications, and broadband applications. These connectors are designed for network speeds from 10/100Base-T to 10GBase-T and include options for Power over Ethernet (PoE) capability.  The Company’s recent acquisition of the TE wire wound business broadens the Company’s MagJack product line and provides access to strategically important customer programs.

Power transformer products include standard and custom designs produced by the Company’s Signal Transformer subsidiary. This product line is manufactured for use in industrial instrumentation, alarm and security systems, motion control, elevators, medical products and many other applications. Signal Transformer’s products cover a broad power range from the large 3 phase 120KVA units to the miniature under 1VA PC board mount unit and are available in a variety of mounting configurations including chassis mount, PC board mount, surface mount and toroidal construction. These devices are designed to comply with international safety standards governing transformers including UL, CSA, VDE, TUV, IEC and CE.

Bel’s SMD power inductors product line offers designers a selection of over 3,000 standard catalog parts.  With inductance range 0.01uH to 10mH and current up to 70A, this product is utilized in power supplies, DC-DC converters, LED lighting and many other electronic applications.

Discrete magnetic components include transformers and chokes for use in networking, telecommunications and broadband applications. These magnetic devices condition, filter and isolate the signal as it travels through network equipment, helping to ensure accurate data/voice/video transmission.

Modules
•	Power conversion modules
•	Integrated modules

Bel’s power conversion products include AC-DC power supplies, DC-DC converters and battery charging solutions. The DC-DC product offering consists of standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices or provide regulated mid-bus voltages. The need for converting one DC voltage to another is growing rapidly as developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. The DC-DC converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as data storage systems, computers and peripherals.  Opportunities for the DC-DC products also extend into industrial applications. The AC-DC product offering includes a range of products from sub 100W to 5kW and are used as front-end power supplies for broadcast equipment, data communication, data storage and data processing systems.  The AC-DC product also extends into industrial applications and LED lighting solutions.

The Company continues to expand its line of integrated modules designed to support data transmission over existing power lines including next generation HomePlug® AV2 Powerline applications. Typically deployed in home-based communication/entertainment devices such as Set Top Boxes (STBs), Broadband Modems and IPTV equipment, Bel’s modules incorporate the silicon required to enable powerline functionality, supporting a lower cost of ownership within a reduced footprint. Bel’s Powerline Modules are also being integrated in many industrial applications in support of Smart Grid deployments as well as transportation communications for military and locomotive vehicles.

The Company continues to pursue market opportunities where it can supply customized, value-added modules that capitalize on the Company’s manufacturing capabilities in surface mount assembly, automatic winding, hybrid fabrication, and component encapsulation.

Return to Index
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

While the Company continues to manufacture traditional fuse types, it also produces surface mount chip fuses that are used in space-critical applications such as mobile phones and computers. Like all of Bel's fuse products, the chip fuses comply with RoHS6 standards for the elimination of lead and other hazardous materials.

The Company's circuit protection devices are used extensively in products such as televisions, consumer electronics, power supplies, computers, telephones, and networking equipment.

Interconnect

Stewart Interconnect Products:
•	Passive jacks
•	Modular plugs
•	Ethernet and custom cable assemblies

Bel has a comprehensive line of modular connectors including ARJ45, RJ45 and RJ11 passive jacks, plugs, and cable assemblies. Passive jacks serve primarily as the connectivity device in networking equipment such as routers, hubs, switches, wall outlets and patch panels. Modular plugs and cable assemblies are utilized within the structured cabling system, often referred to as premise wiring. The Company’s connector products are designed to meet all major performance standards for Category 5e, 6, 6a, and Category 7a compliant devices used within Gigabit Ethernet and 10Gigabit Ethernet networks.

Cinch Interconnect Products
•	I/O Interconnect – Circular Connectors, Micro D Connectors
•	Fiber Optic Connectors and Cable Assemblies – Harsh Environment Expanded Beam
•	Compression Board to Board, Device to Board Interconnect
•	Custom Modular Enclosures
•	Custom cable assemblies

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch Connectors, Inc. (“Cinch U.S.”), Cinch Connectors de Mexico, S.A. de C.V. (“Cinch Mexico”) and Cinch Connectors Ltd. (“Cinch Europe”) (collectively, “Cinch”) from Safran S.A.  Cinch is a supplier of reliable, high quality standard products for use in a variety of industries. Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products for strategic accounts within its focus markets. Those focus markets are the commercial aerospace, military communications, industrial/oil and gas and transportation markets for which Cinch offers and continues to develop leading-edge products, and the telecommunications market to which Cinch supplies various standard products as well as a number of new, higher speed devices consistent with the rapidly changing needs in this industry. The 2012 acquisitions of Fibreco and GigaCom contributed a broad range of expanded beam fiber optic products to Cinch’s existing focus markets and provided Cinch with access to new markets such as broadcast communications and undersea exploration.  The Company’s recent acquisition of Array further broadens this product portfolio and expands sales in the strategically important commercial aerospace market.

Return to Index

The following table describes, for each of Bel's product groups, the principal functions and applications associated with such product groups.

Product Group	Function	Applications
Magnetics
MagJack®	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.
Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.
SMD Power Inductors	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC-DC converters, LED lighting, automotive and consumer electronics.
Discrete Components	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).
Modules
Power Conversion Modules (DC-DC Converters)	Convert DC voltage level to another DC level as required to meet the power needs of low voltage silicon devices.	Networking equipment, distributed power architecture, telecom devices, computers, and peripherals.
Power Supply Modules (AC-DC Power Supplies)	Converts energy provided by power company to a format that is used by the electronic devices inside equipment.	Broadcast equipment, data communication, data storage and data processing systems.
Integrated Modules	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
Broadband equipment, Home Networking, Set Top Boxes, and Telecom Equipment supporting ISDN, T1/E1 and DSL Technologies. Industrial applications include Smart Meters, Smart Grid Communication platforms, Vehicle Communications and Traffic Management.

Circuit Protection
Miniature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, electronic ballasts, and consumer electronics.
Surface Mount PTC Devices and Subminiature Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phone chargers, consumer electronics, power supplies, and set top boxes. Also automotive electronics and Ethernet PoE / PoE+ applications.
Radial PTC Devices and Micro Fuses	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels. PTC devices can be reset to resume functionality.	Cell phones, mobile computers, IC and battery protection, power supplies, and telecom line cards.
Interconnect
Stewart Interconnect Products:
Passive Jacks	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Plugs	RJ45 and RJ11 connectivity for data/voice/video transmission.	Network routers, hubs, switches, and patch panels deployed in Category 5e, 6, 6a, and 7a cable systems.
Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Structured Category 5e, 6, 6a, and 7a cable systems (premise wiring).
Cinch Interconnect Products:
Compression Interface Connectors-CIN::APSE	High density and speed board to board parallel interface	ATE, RADAR, airborne countermeasures, satellites, avionics and high speed computer applications
Fiber Optic Connectors – EBOSA and Fibreco	Expanded beam fiber optic connectors with Active Alignment technology.	Oil & Gas well monitoring and exploration, broadcast, communications, RADAR
I/O Connectors- Omega 26500, Dura-Con, Mil-DTL-5015, Mil-DTL-26482, D38999 and SHS	Highly Reliable and Rugged I/O Connectors	Commercial Aerospace, Avionics, smart munitions, communications, navigations and various industrial equipment
Enclosures- ModICE®	Environmentally sealed (IP67 and IP69K) enclosures	Electronic controllers for Truck, Agriculture, Construction and various Industrial equipment
Custom Cable Assemblies-FQIS	Fuel Quantity Indicating Systems	Commercial Aerospace

Return to Index
Acquisitions

Acquisitions have played a critical role in the growth of Bel and the expansion of both its product portfolio and its customer base and continue to be a key element in the Company’s growth strategy. The Company may, from time to time, purchase equity positions in companies that are potential merger candidates.  The Company frequently evaluates possible merger candidates that would provide an expanded product and technology base that will allow the Company to expand the breadth of its product offerings to its strategic customers and/or provide an opportunity to reduce overall operating expense as a percentage of revenue.  Bel also considers whether the merger candidates are positioned to take advantage of the Company's lower cost offshore manufacturing facilities, and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

On January 29, 2010, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Cinch from Safran S.A.  Bel paid $39.7 million in cash and assumed an additional $0.8 million of liabilities in exchange for the net assets acquired.  Cinch is headquartered in Lombard, Illinois and had manufacturing facilities in Vinita, Oklahoma; Reynosa, Mexico; and Worksop, England at the time of its acquisition.  Cinch’s manufacturing operations in Vinita, Oklahoma were transitioned to Reynosa and a new facility in McAllen, Texas by early 2013.

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

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox (now known as Bel Power Europe) with a cash payment, net of $0.2 million of cash acquired, of $3.0 million.  The Company also granted 30,000 restricted shares of the Company’s Class B common stock in connection with this acquisition.  Compensation expense of $0.6 million, equal to the grant date fair value of these restricted shares, is being recorded ratably through September 2014.  Bel Power Europe, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.  Management believes that the acquisition of Powerbox will allow Bel to expand its portfolio of power product offerings to include AC-DC products and will also establish a European design center located close to several of Bel’s existing customers.

On March 29, 2013, the Company acquired 100% of the outstanding shares of Transpower, certain intellectual property and other tangible assets related to TRP for $22.4 million in cash and additional consideration including the assumption of $0.1 million in liabilities and the grant of a license to TE related to three of the Company’s patents. During the second and third quarters of 2013, the Company paid additional consideration of $6.8 million and $0.1 million, respectively, to TE related to working capital adjustments. Transpower is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd. in the People's Republic of China.  The Company’s purchase of the TRP magnetics business consisted of the integrated connector module (“ICM”) family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

Return to Index
On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  The acquisition of Array expands the Company’s portfolio of connector products that can be offered to the combined customer base, and provides an opportunity to sell other products that Bel manufactures to Array’s customers.  Array has become part of Bel’s interconnect product group under the Cinch Connectors business.

All of the above-mentioned acquisitions were funded with cash on hand, with the exception of Array, which was funded with borrowings under the Company’s existing credit facility.

See Note 2 to the consolidated financial statements for further details on these acquisitions.

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2013, the Company had a sales and support staff of 88 persons that supported a network of 98 sales representative organizations and non-exclusive distributors. The Company has written agreements with all of its sales representative organizations and most of its major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

Sales support functions have also been established and located in Bel’s international facilities to provide timely, efficient support for customers. This supplemental level of service, in addition to first-line sales support, enables the Company to be more responsive to customers’ needs on a global level. The Company’s marketing capabilities include product management which drives new product development, application engineering for technical support and marketing communications.  Product marketing managers facilitate technical partnerships for engineering development of IC-compatible components and modules.

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

R&D costs are expensed as incurred and are included in cost of sales. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $14.1 million, $12.4 million and $12.0 million, respectively.

Competition

The Company operates in a variety of markets, all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of Bel’s products.

The Company's ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also give Bel a favorable position in relation to many of its competitors.  Management intends to maintain a strong competitive posture in the Company's markets by continued expansion of the Company’s product lines and ongoing investment in research, development and manufacturing resources.

Return to Index

Associates

As of December 31, 2013, the Company had 6,370 full-time associates, an increase of approximately 2,200 full-time associates from December 31, 2012. At December 31, 2013, the Company employed 1,360 people at its North American facilities, 4,840 people at its Asian facilities and 170 people at its European facilities, excluding workers supplied by independent contractors. The Company's manufacturing facility in New York is represented by a labor union and all factory workers in the PRC, Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 490 associates worldwide are covered by collective bargaining agreements expiring within one year.  The Company believes that its relations with its associates are satisfactory.

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

Backlog

The Company typically manufactures products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by the Company on a transactional basis or contractually determined.  The Company's estimated value of the backlog of orders as of February 28, 2014 was approximately $87.7 million as compared with a backlog of $80.4 million as of February 29, 2013.  Management expects that substantially all of the Company's backlog as of February 28, 2014 will be shipped by December 31, 2014. Such expectation constitutes a Forward-Looking Statement.  Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

The Company has acquired or been granted a number of patents in the U.S., Europe and Asia and has additional patent applications pending relating to its products. While the Company believes that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that its existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of the Company's business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of its personnel.  The patents have a life of seventeen years from the date of issue or twenty years from filing of patent applications.  The Company's existing patents expire on various dates from February 2015 to April 2032.

The Company utilizes registered trademarks in the U.S., Europe and Asia to identify various products that it manufactures.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Available Information

The Company maintains a website at www.belfuse.com where it makes available the proxy statements, press releases, registration statements and reports on Forms 4, 8-K, 10-K and 10-Q that it and its insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to the Company’s financial and product news, and the Company provides notification of and access to voice and internet broadcasts of its quarterly and annual results.  The Company’s website also includes investor presentations and corporate governance materials.

Return to Index

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

There are several factors which can cause us to lower our prices or otherwise cause our margins to suffer.

a)       The average selling prices for our products tend to decrease rapidly over their life cycles, and customers are increasingly putting pressure on suppliers to lower prices even when production costs are increasing. Our profits suffer if we are not able to reduce our costs of production, induce technological innovations as sales prices decline, or pass through cost increases to customers.

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

In the PRC, we are challenged to match availability of workers and maintain leadtimes in line with customer demand for certain of our products, which has been highly volatile in recent years.  This volatility can materially adversely affect Bel’s results.

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, as well as overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC. In 2011, we experienced a softening in customer demand for certain of our products, which resulted in underutilized capacity and lower gross margins, as our fixed costs had a lower absorption rate.  After the 2012 Lunar New Year holiday, there was an increase in customer demand which resulted in the hiring and training of new workers and related inefficiencies.  While Bel was not significantly impacted by this volatility in 2013, it remains as a potential risk for future periods.

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

Return to Index

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. The Company completed three acquisitions in 2012 and an additional two acquisitions in 2013, as previously described in the Acquisitions section of this Form 10-K.  If we are unable to achieve our expectations with respect to these or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2012 Acquisitions, we have recorded $9.1 million of goodwill and $11.7 million of other intangible assets.  In addition, we have preliminarily recorded $4.6 million of goodwill and $7.6 million of other intangible assets in connection with the 2013 Acquisitions.  If our acquisitions fail to perform up to our expectations, or if the value of goodwill or other intangible assets decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of these assets.

If we were to undertake a substantial acquisition for cash, the acquisition would either be funded with cash on hand or financed in part through bank borrowings or the issuance of public or private debt or equity. The acquisition of the 2012 Acquired Companies was funded with cash on hand and shares of the Company’s Class B common stock.  The acquisition of the 2013 Acquired Companies was funded with cash on hand and borrowings under the Company’s existing credit facility.  If we borrow money to finance future acquisitions, this would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and could result in the imposition of material restrictive covenants.  Under our existing credit facility, we are required to obtain our lender’s consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and we may be restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms, or at all, when required. If we issue a substantial amount of stock either as consideration for or to finance an acquisition, such issuance may dilute existing stockholders’ ownership and may take the form of capital stock having preferences over our existing common stock.

We are exposed to weaknesses in domestic and international markets and other risks inherent in foreign trade.

We have operations in nine countries around the world outside the United States, and approximately 73% of our revenues during 2013 (up from 64% in 2012) were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest, medical epidemic and natural disasters.  These conditions could have a material and adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Although our operations have traditionally been largely transacted in U.S. dollars or U.S. dollar-linked currencies, recent world financial instability may cause additional foreign currency risks in the countries in which we operate.  The decoupling of the Chinese Renminbi from the U.S. dollar has increased, and will continue to increase, financial risk, particularly with the acquisition of TRP.  The Company also has exposure to foreign currency risks associated with the British Pound and Mexican Peso as the Company has manufacturing operations in Great Britain and Mexico.  The 2012 Acquisitions increased our exposure in Great Britain, the Eurozone and Sweden.

Other risks inherent in doing business internationally include: expropriation and nationalization, trade restrictions, transportation delays, and changes in United States laws that may inhibit or restrict our ability to manufacture in or sell to any particular country.  For information regarding risks associated with our presence in Asia, see “Item 2 – Properties” of this Annual Report on Form 10-K.

While we have benefited from favorable tax treatment in many of the countries where we operate, this situation could change if laws or rules in the United States or those foreign jurisdictions change, incentives are changed or revoked, or we are unable to renew current incentives.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2013, sales to two customers each exceeded 10% of our consolidated revenue. One such customer  (Hon Hai Precision Industry Company Ltd.) represented 19.2% of our revenue and the other (Flextronics International Ltd.) represented 10.4% of our revenue. We believe that the loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  We have experienced significant concentrations in prior years. See Note 12 of the notes to the Company’s consolidated financial statements for additional disclosures related to our significant customers.

Return to Index
The percentage of our revenues derived from our magnetics business increased to nearly 50% during the year ended December 31, 2013; with a concentration of sales in this product line, our profitability could be disproportionately impacted by negative events that impact our magnetics business.

Over the past three years, revenues from our magnetics business have increased from 30% in 2011 to 35% in 2012 and to 49% in 2013, reflecting the growth of our ICM business, primary related to the acquisition of TRP in March 2013.  An increase in concentration in any one of our product lines, including our magnetics product line, exposes us disproportionately to events impacting that product line, and thus could materially adversely impact our results of operations, financial condition and liquidity.

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

We may experience labor shortages.

Government economic, social and labor policies in the PRC may cause shortages of factory labor in areas where we have some of our products manufactured.  If we are required to manufacture more of these products outside of the PRC as a result of such shortages, our margins will likely be materially adversely affected.

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

New regulations related to conflict minerals will cause the Company to incur additional expenses and may have other adverse consequences.

The SEC adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo and surrounding countries, or “conflict minerals”, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. These rules became effective in 2013, and they impose a requirement for public companies to make disclosures by May 2014 relating to 2013 activities. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacture of its products. The Company’s supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of the Congo and surrounding countries or determine that its products are “conflict free”, then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering “conflict free” minerals, if the Company chooses to use only conflict minerals that are “conflict free”, the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

Return to Index

Our results may vary substantially from period to period.

Our revenues and expenses may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers’ buying decisions, our product mix, the volatility of raw material costs and general market and economic conditions.  Such variations could significantly impact our stock price.

A shortage of availability or an increase in the cost of high-quality raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins.

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

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights.  Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business.  A third party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.   In connection with patent infringement lawsuits discussed in Item 3. Legal Proceedings, the Company incurred expenses of $3.5 million related to lawsuit settlements in 2011.

As a result of protective provisions in the Company’s certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company’s shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company’s 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2014, to the Company’s knowledge, there were two shareholders of the Company’s common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2014, to the Company’s knowledge, these shareholders owned 33.6% and 12.5%, respectively, of the Company’s Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2014, Daniel Bernstein, the Company's chief executive officer, beneficially owned 353,204 Class A common shares (or 30.1%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 82,357 Class A common shares (or 7.0%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (which includes Daniel Bernstein, but does not include the Estate of Elliot Bernstein) beneficially owned 501,095 Class A common shares (or 42.6%) of the outstanding Class A common shares whose voting rights were not suspended.

We are dependent on information technology and our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our financial condition, results of operations and liquidity.

Item 1B.                      Unresolved Staff Comments

Not applicable.

Return to Index

Item 2.                      Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 97,000 square feet in 13 facilities and owns properties of 45,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.

The Company also operated 15 manufacturing facilities in 6 countries as of December 31, 2013.  Approximately 19% of the 2.0 million square feet the Company occupies is owned while the remainder is leased.    See Note 16 of the notes to consolidated financial statements for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2013:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	646,000	Leased	33%
Zhongshan, People's Republic of China	376,000	Leased	72%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Pingguo, People's Republic of China	226,000	Leased	77%
Louny, Czech Republic	11,000	Owned	75%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	42,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Worksop, England (a)	52,000	Leased	28%
Great Dunmow, England	9,000	Leased	52%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
McAllen, Texas	39,000	Leased	56%
Miami, Florida	29,000	Leased	85%

	1,857,000

(a) Approximately 58% of the Worksop facility is designated for manufacturing use, of which 30% is currently idle

Of the space described above, 260,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 509,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 40% of its identifiable assets are located in Asia.

Item 3.                 Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption “Legal Proceedings” in Note 16, “Commitments and Contingencies” included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 4.                 Mine Safety Disclosures

Not applicable.

Return to Index

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s voting Class A Common Stock, par value $0.10 per share, and  non-voting Class B Common Stock, par value $0.10 per share (“Class A” and “Class B,” respectively),  are traded on the NASDAQ Global Select Market under the symbols BELFA and BELFB.  The following table sets forth the high and low sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A	Class A	Class B	Class B
	High	Low	High	Low
Year Ended December 31, 2013
First Quarter	$18.35	$13.80	$20.25	$15.42
Second Quarter	14.49	12.69	16.35	13.38
Third Quarter	18.26	13.52	18.42	13.59
Fourth Quarter	21.89	17.05	23.03	17.03

Year Ended December 31, 2012
First Quarter	$22.14	$18.24	$21.00	$16.30
Second Quarter	19.54	16.01	18.83	15.12
Third Quarter	19.87	16.78	20.25	16.56
Fourth Quarter	18.08	13.70	19.65	14.20

(b)           Holders

As of February 28, 2014, there were 62 registered shareholders of the Company’s Class A Common Stock and 196 registered shareholders of the Company’s Class B Common Stock.  As of February 28, 2014, the Company estimates that there were 657 beneficial shareholders of the Company’s Class A Common Stock and 2,101 beneficial shareholders of  the Company’s Class B Common Stock. At February 28, 2014, to the Company’s knowledge, there were two shareholders of the Company’s Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 46.1% of the Company’s outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)           Dividends

During the years ended December 31, 2013, 2012 and 2011, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.1 million, $3.2 million and $3.2 million, respectively.  There are no contractual restrictions on the Company’s ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On January 30, 2014, the Company paid a dividend to all shareholders of record at January 15, 2014 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.6 million ($0.07 per share), respectively.  The Company currently anticipates paying dividends quarterly in the future.

(d)	Issuer Purchases of Equity Securities

In July 2012, Bel’s Board of Directors approved a share buyback program whereby the Company was authorized to repurchase up to $10 million of the Company’s Class B common stock.  In connection with the program, the Company repurchased and retired a total of 368,723 shares of the Company’s Class B common stock at a total cost of $6.6 million during the year ended December 31, 2012.  During the year ended December 31, 2013, the Company repurchased and retired a total of 178,643 shares of the Company’s Class B common stock at a total cost of $3.4 million.  This completed the $10 million buyback program.

Return to Index

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements that are not presented in this Annual Report.  The selected consolidated balance sheet data as of December 31, 2012 and the selected consolidated statement of operations data for the year ended December 31, 2012 have been restated to reflect immaterial measurement period adjustments related to the 2012 Acquisitions.

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

For information regarding the Company’s acquisitions, see Item 1. “Business – Acquisitions.”

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands of dollars, except per share data)
Selected Statements of Operations Data:

Net sales	$349,189	$286,594	$295,121	$302,539	$182,753
Cost of sales (d)	286,952	240,115	244,749	239,185	161,454
Selling, general and administrative expenses (e)	45,831	39,362	39,284	40,443	30,055
Impairment of assets (a)	-	-	-	-	12,875
Litigation charges (f)	41	26	3,471	8,103	-
Restructuring charges (b)	1,387	5,245	314	-	413
(Gain) loss on sale of property, plant and equipment (g)	(69)	183	(93)	(352)	(4,693)
(Loss/impairment charge) gain on investments (c)	98	(917)	119	-	7,129
Interest expense	(156)	(16)	-	-	-
Interest income and other, net	176	267	357	420	527
Earnings (loss) before provision (benefit)
for income taxes	15,165	997	7,872	15,580	(9,695)
Income tax (benefit) provision	(743)	(1,376)	4,108	1,931	(1,385)
Net earnings (loss)	15,908	2,373	3,764	13,649	(8,310)

Earnings (loss) per share:
Class A common share - basic and diluted	1.32	0.17	0.28	1.10	(0.71)
Class B common share - basic and diluted	1.41	0.21	0.33	1.18	(0.72)

Cash dividends declared per share:
Class A common share	0.24	0.24	0.24	0.24	0.24
Class B common share	0.28	0.28	0.28	0.28	0.28

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands of dollars, except percentages)
Selected Balance Sheet Data and Ratios:

Working capital	$137,304	$144,530	$165,264	$157,296	$167,833
Total assets	308,050	275,189	276,911	277,172	245,946
Stockholders' equity	228,702	215,362	221,080	220,333	208,932
Return on average total assets (h)	5.38%	0.85%	1.35%	5.22%	(3.32%)
Return on average stockholders' equity (h)	7.33%	1.07%	1.69%	6.37%	(3.88%)

Return to Index

(a)
During the third quarter of 2009, the Company conducted an interim valuation test related to the Company’s goodwill by operating segment based on continued market declines.  As a result of the reduction in fair value of the Asia operating segment, the Company recorded charges of $12.9 million related to the impairment of goodwill of its Asia operating segment during 2009.

(b)
During 2013 and 2012, the Company recorded $1.4 million and $5.2 million, respectively, in connection with various restructuring initiatives as further described in Note 3 to the accompanying consolidated financial statements.  During 2011, the Company recorded $0.3 million of restructuring costs associated with the realignment of its Cinch UK operations.  In 2009, the Company incurred $0.4 million of restructuring costs related primarily to the Westborough, Massachusetts facility lease obligation, as the Company ceased its manufacturing operations at that facility in 2008.

(c)
During 2012, the Company recorded an impairment charge of $0.8 million related to its investment in Pulse Electronics common stock, as well as a $0.1 million realized loss on the ultimate sale of the Pulse shares.  During 2011, the Company realized a gain on the sale of a portion of its investment in Pulse shares.  During 2009, the Company realized a net gain of $7.1 million related to the sale of its investments in Toko, Inc. and Power-One, Inc., and the final redemptions of its investment in the Columbia Strategic Cash Portfolio.

(d)	During 2009, the Company incurred a $2.0 million licensing fee in connection with the settlement of a lawsuit.

(e)
During 2013, the Company incurred $0.9 million in costs associated with the 2013 acquisitions of TRP and Array and other ongoing acquisition-related activities, in addition to valuation work related to the recent acquisitions.  During 2012, the Company incurred $1.3 million in costs associated with the 2012 acquisitions of GigaCom, Fibreco and Powerbox, and preliminary costs associated with the acquisition of TRP.  During 2009, the Company incurred $0.6 million in acquisition costs related to the acquisitions of Bel Pingguo and Cinch Connectors.  During 2010, the Company incurred an additional $0.3 million of acquisition costs related to Cinch.

(f)
During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. Both of these lawsuits are further described in Note 16 to the accompanying consolidated financial statements.

(g)
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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During 2013, 56% of the Company’s revenues were derived from Asia, 33% from North America and 11% from its Europe operating segment.  Sales of the Company’s magnetics products represented approximately 49% of our total net sales during 2013.  The remaining revenues related to sales of the Company’s interconnect products (32%), module products (16%) and circuit protection products (3%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in product mix can have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the PRC; Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Miami, Florida; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; and Worksop and Great Dunmow, England.

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s 2013 and/or future results include the following:

•
Recent Acquisitions – The Company has completed five acquisitions since the first quarter of 2012. During the years ended December 31, 2013 and 2012, the acquired companies have contributed a combined $79.4 million and $3.2 million of sales, respectively, and a combined $10.9 million in income from operations and a $0.1 million loss from operations, respectively.

•
Revenues – Excluding the revenue contributions from recent acquisitions as described above, the Company’s revenues for the year ended December 31, 2013 decreased by $13.5 million as compared to 2012.  Sales of custom modules decreased by $19.8 million from 2012, primarily due to a steady reduction in orders from one customer in North America since early 2012.  The order volume related to this customer has been relatively flat since the second quarter of 2013.  There were also revenue reductions of $3.3 million resulting from manufacturing inefficiencies associated with the restructuring of Cinch operations.  These reductions in sales were partially offset by increased sales of Bel’s DC-DC products of $7.0 million and magnetic products of $3.1 million. In addition, during the latter part of 2013, Bel implemented price increases for certain products as our pricing structure did not reflect the rising labor costs in the PRC as discussed below.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the year ended December 31, 2013, the Company experienced a favorable shift in the mix of products sold as compared to 2012, which partially mitigated the effects of reduced sales and operational inefficiencies at our Texas facility.

Return to Index
•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  We are anticipating some price decreases on these component through the first half of 2014. With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the year ended December 31, 2013 as compared to 2012.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Restructuring – The Company substantially completed the physical transition of the operations of its Cinch manufacturing facility in Vinita, Oklahoma to its Reynosa, Mexico facility and a new facility in McAllen, Texas by the end of 2012.  The Company continued its efforts into 2013 to bring the new facility in McAllen, Texas up to full operating capacity.  The Company faced certain challenges with the transition, resulting in $3.2 million of unanticipated costs during 2013, primarily during the first half of the year.  These costs included additional overtime, scrap, a higher volume of purchased materials, expedited freight charges and other costs.  During the second quarter of 2013, the Company initiated restructuring actions in additional Bel and Cinch locations which resulted in $1.3 million of severance and other charges in the second quarter.  The Company does not anticipate any significant costs related to restructuring programs during 2014.

•
Labor Costs – Labor costs as a percentage of sales during the year ended December 31, 2013 were slightly lower as compared to 2012. Following the 2012 Lunar New Year holiday, additional recruiting, training and overtime charges were incurred in the PRC; this trend did not recur in 2013.  We are continuing to relocate work within the PRC to a lower-cost manufacturing facility that we operate in Pingguo.  However, rising labor costs in the PRC and the strengthening of the Chinese Renminbi continued to impact our overall profit margins in 2013.  With the addition of TRP, approximately half of Bel’s total sales are now generated from labor-intensive magnetic products, which are primarily manufactured in the PRC.  In February 2013, the PRC government increased the minimum wage by 19% in regions where the factories that Bel uses are located.  This increase was effective May 1, 2013.

•
Acquisition-Related Costs – The acquisitions of TRP and Array in 2013, the valuations of the 2012 Acquired Companies, and other ongoing activities related to potential acquisitions gave rise to acquisition-related costs of $0.9 million during the year ended December 31, 2013.  Bel’s continuing strategy to actively consider potential acquisitions could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the year ended December 31, 2013 is primarily attributable to a significant increase in the pretax income earned in the Asia segment, with minimal tax effect, coupled with pretax losses in North America.  This was partially offset by significantly lower net reversal of liabilities for uncertain tax positions during 2013 compared to 2012.

With the completion of five acquisitions over the past two years, Bel was able to expand its product portfolio, while further securing its position as a market leader for ICMs.  These efforts, coupled with the recent cost containment measures, have positioned Bel for further growth and profitability in 2014. Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of this Annual Report.

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013		2012		2011
North America	$116,548	33%	$126,469	44%	$134,804	46%
Asia	193,647	56%	128,319	45%	126,941	43%
Europe	38,994	11%	31,806	11%	33,376	11%
	$349,189	100%	$286,594	100%	$295,121	100%

Return to Index

Net sales and income (loss) from operations by operating segment for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
Total segment sales:
North America	$128,472	$138,966	$149,114
Asia	225,151	167,756	177,815
Europe	40,742	33,329	34,597
Total segment sales	394,365	340,051	361,526
Reconciling item:
Intersegment sales	(45,176)	(53,457)	(66,405)
Net sales	$349,189	$286,594	$295,121
Income (loss) from operations:
North America	$(1,560)	$1,336	$9,026
Asia	15,356	(42)	(3,480)
Europe	1,251	369	1,850
	$15,047	$1,663	$7,396

During 2013, the recent acquisition of TRP contributed $66.5 million in sales and $10.9 million of income from operations to the Company’s Asia operating segment. Sales in the Company’s Europe operating segment were favorably impacted by the acquisitions of Fibreco and Bel Power Europe which occurred in the second half of 2012.  During 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $10.7 million and $3.1 million, respectively, and combined operating income of $1.7 million and $0.3 million, respectively, to the Company’s Europe operating segment.   The decrease in sales in North America primarily related to reduced demand in 2013 for Bel’s module products which are manufactured in China. Thus, the decrease in North American sales caused a corresponding decrease in intersegment sales of module products from Asia to North America.  North America sales and income from operations were also impacted by the transition of the operations of Cinch’s manufacturing facility in Vinita, Oklahoma to Reynosa, Mexico and a new manufacturing facility in McAllen, Texas.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America.  The decreases noted in North America sales were partially offset by $2.1 million of new sales volume related to the acquisition of Array in late August 2013.

See Note 12 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K for additional segment disclosures.

Our 2013 Results

Sales for 2013 increased by 21.8% to a record $349.2 million from $286.6 million for 2012.  Bel’s operating profit for 2013 was $15.0 million as compared to $1.7 million reported for 2012.  This increase was primarily due to the results of the recent acquisitions and increased demand for legacy-Bel ICMs, which lead to higher efficiency and absorption of fixed costs at the manufacturing facilities in the PRC.  These were partially offset by restructuring charges of $1.4 million.  Net earnings were $15.9 million for 2013 as compared to $2.4 million for 2012.   Additional details related to these factors affecting the 2013 results are described in the Results of Operations section below.

Return to Index

Results of Operations

           The following table sets forth, for the past three years, the percentage relationship to net sales of certain items included in the Company’s consolidated statements of operations.

	Percentage of Net Sales
	Years Ended December 31,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	82.2	83.8	82.9
Selling, general and administrative expenses	13.1	13.7	13.3
Litigation charges	-	-	1.2
Restructuring charges	0.4	1.8	0.1
Loss (gain) on disposal of property, plant and equipment	-	0.1	-
Impairment of investment	-	0.3	-
Interest income and other, net	0.1	0.1	0.1
Earnings before (benefit) provision for income taxes	4.3	0.3	2.7
Income tax (benefit) provision	(0.2)	(0.5)	1.4
Net earnings	4.6	0.8	1.3

The following table sets forth the year over year percentage increases or decreases of certain items included in the Company's consolidated statements of operations.

	Increase (Decrease) from
	Prior Period
	2013 compared	2012 compared
	with 2012	with 2011

Net sales	21.8%	(2.9)%
Cost of sales	19.5	(1.9)
Selling, general and administrative expenses	16.4	0.2
Net earnings	570.7	(36.2)

Sales

Net sales increased 21.8% from $286.6 million during 2012 to $349.2 million during 2013.  The Company’s net sales by major product line for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2013		2012		2011
Magnetics	$170,166	49%	$100,529	35%	$87,104	30%
Interconnect	111,653	32%	109,245	38%	107,346	36%
Modules	55,967	16%	66,663	23%	90,475	31%
Circuit protection	11,403	3%	10,157	4%	10,196	3%
	$349,189	100%	$286,594	100%	$295,121	100%

2013 as Compared to 2012

The Company’s magnetic product line, which includes Bel’s MagJack and the newly-acquired TRP integrated connector module (ICM) products, had strong sales in 2013.  The acquisition of TRP in March 2013 accounted for $66.5 million of the increase from 2012.  The acquisition of Array in late August 2013 contributed $2.1 million of sales to the Company’s interconnect product line during 2013.  Fibreco, acquired in July 2012, contributed sales of $7.5 million and $2.1 million to the Company’s interconnect product line during 2013 and 2012, respectively.  The increased sales volume from the Array and Fibreco acquisitions was offset by lower sales of Cinch’s interconnect products early in 2013 due to the transition of Cinch’s manufacturing operations. Sales of Cinch’s products rebounded by the fourth quarter of 2013.  Sales in the Company’s module product line were lower in 2013 due to reduced order volume of one customer, partially offset by higher sales of DC-DC and AC-DC module products.  Automation of certain fuse manufacturing processes increased capacity and output of fuse products and improved delivery lead times, contributing to the increase in circuit protection sales.

Return to Index
2012 as Compared to 2011

Revenue in Bel’s interconnect product line in 2012 was essentially flat with the prior year, as growth in Cinch’s commercial aerospace business in North America in addition to new sales volume from Fibreco were fully offset by decreases in passive connectors.  Sales of magnetic products, which include Bel’s MagJack® products, increased in 2012 subsequent to the 2012 Lunar New Year holiday.  Module sales were down in 2012 compared to 2011 due to a change in the ordering patterns of two major customers.

The Company continues to have limited visibility as to future customer requirements and, as such, the Company cannot predict with any degree of certainty sales revenues for 2014.  The Company cannot quantify the extent of sales growth arising from unit sales mix and/or price changes.  Product demand and sales volume will affect how we price our products.  Through the Company's engineering and research effort, the Company has been successful in adding additional value to existing product lines, which tends to increase sales prices initially until that generation of products becomes mature and sales prices experience degradation.  In general, as products become mature, average selling prices decrease.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Years Ended
	December 31,
	2013	2012	2011
Material	42.5%	45.9%	50.4%
Labor	14.5%	14.9%	10.9%
Research and development	4.0%	4.3%	4.1%
Other expenses	21.2%	18.7%	17.5%
Total cost of sales	82.2%	83.8%	82.9%

2013 as Compared to 2012

Material costs as a percentage of sales were lower in 2013 as compared to 2012, primarily due to the shift in product mix noted in “Sales” above.  The reduction in sales of higher-material module products, and increase in sales of lower-material ICM and power products contributed to the decrease in material costs as a percentage of sales.  These factors were partially offset by operational inefficiencies and other start-up costs at the new manufacturing facility in Texas during the first half of 2013, which resulted in high material costs at the Texas facility related to third-party purchases of machined parts at premium prices, and high volumes of scrap, rejected materials and expedited freight costs.

Labor costs as a percentage of sales were slightly lower during 2013 as compared to 2012, as the Company incurred excessive recruiting, training and overtime costs following the 2012 Lunar New Year holiday in Asia, which did not recur in 2013.  The new sales volume from TRP products also contributed to the reduction in labor costs as a percentage of sales in 2013, as TRP products have a lower labor cost structure than Bel’s ICM products.  These factors were partially offset by mandatory wage increases in the PRC, which went into effect in May 2013.

The increase in other expenses as a percentage of sales for 2013 as compared to 2012 primarily related to the inclusion of support labor and fringe costs of the recent acquisitions, and duplication of some indirect labor costs and travel costs during the transition of Cinch manufacturing operations in early 2013.  There was also an increase in incentive compensation for support labor in 2013.  These factors were partially offset by a reduction in support labor and fringe costs associated with the restructuring actions that took place in 2012 and 2013.

2012 as Compared to 2011

The most significant factor contributing to the increase in cost of sales as a percentage of sales relates to higher labor costs in Asia during 2012.  The increase in other expenses noted in the table above primarily relates to reorganization costs at certain of the manufacturing facilities, offset by savings associated with cost reduction measures in Asia during 2012.  These increases in cost of sales as a percentage of sales were partially offset by a reduction in material costs as a percentage of sales.  As the Company’s module product line has high material content, the reduction in module sales during 2012 resulted in a lower percentage of material costs as compared to 2011.

Return to Index
Included in cost of sales are research and development (“R&D”) expenses of $14.1 million, $12.4 million and $12.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The majority of the increase over the past two years relates to the inclusion of R&D expenses of the 2012 and 2013 Acquired Companies, which have been included in Bel’s results since their respective acquisition dates.  The Company also incurred expenses during the first quarter of 2012 related to the relocation of Bel’s European R&D headquarters for integrated modules to a new high-technology center in Maidstone, England.

Selling, General and Administrative Expenses (“SG&A”)

For the year ended December 31, 2013, the dollar amount of SG&A expense was $6.5 million higher as compared to 2012.  Of this increase, $4.8 million related to the inclusion of SG&A expenses of the 2012 and 2013 acquisitions.  Other contributing factors included a $2.9 million increase in incentive compensation, unfavorable fluctuations in foreign currency exchange rates of $0.7 million, and an increase in freight charges primarily due to the Cinch transition of $0.8, partially offset by $0.8 million of insurance proceeds related to Hurricane Sandy, $0.4 million of lower acquisition-related costs and a $0.7 million reduction in wage and fringe-related items, among other factors.

SG&A expense was essentially flat in 2012 as compared to 2011 in both overall dollar amount and as a percentage of sales; however, there were several offsetting fluctuations within SG&A.  Increases in 2012 related to salaries and fringes ($0.3 million), office expenses ($0.2 million) and acquisition-related costs ($1.0 million) were due to the additional staffing, offices and costs associated with the addition of the 2012 Acquired Companies.  The anticipated acquisition of the Transpower magnetics business of TE also contributed to the increased acquisition-related costs in 2012.  There was less legal activity in 2012 related to the SynQor case compared to 2011, resulting in a $1.0 million reduction in legal fees in 2012.  There were also favorable fluctuations in foreign currencies of $0.6 million during 2012, primarily related to the British Pound.

Litigation Charges

The Company did not incur material litigation charges during 2013 or 2012.  During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  Both of these lawsuits are further described in Note 16 to the accompanying consolidated financial statements.

Restructuring Charges

The Company recorded restructuring charges of $1.4 million and $5.2 million during the years ended December 31, 2013 and 2012, respectively, in connection with its restructuring programs, as further described in Note 3 of the notes to our consolidated financial statements.  Included in the restructuring charges for 2012 was a $1.0 million write-off of the building and land located in Vinita, Oklahoma, as Bel donated this property to a local university in December 2012. The Company recorded $0.3 million of restructuring charges in 2011 related to the realignment of its Cinch U.K. operations.  These charges were primarily associated with severance costs.

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

Gain (Loss/Impairment) on Investment

During the year ended December 31, 2013, the Company realized a $0.1 million gain related to the sale of a portion of its investments that are earmarked for the SERP plan.  During the year ended December 31, 2012, the Company recorded $0.8 million in other-than-temporary impairment charges and a $0.1 million loss on sale related to its investment in Pulse Electronics Corporation (“Pulse”) common stock.  During the year ended December 31, 2011, the Company realized a $0.1 million gain on the partial sale of its investment in Pulse common stock.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

Return to Index
The (benefit) for income taxes for the year ended December 31, 2013 and 2012 was ($0.7) million and ($1.4) million, respectively.  The Company’s earnings before income taxes for the year ended December 31, 2013 were approximately $14.2 million higher than in 2012.  The Company’s effective tax rate was (5.0%) and (138.0%) for the year ended December 31, 2013 and 2012, respectively.  The change in the effective tax rate during 2013 is primarily attributable to a $15.5 million increase in pretax income earned in the Asia segment, with minimal tax effect.  Additionally, the Company had a significantly lower net reversal of liabilities for uncertain tax positions and a pretax loss in the U.S. segment for the year ended December 31, 2013 compared to December 31, 2012.  The favorable effective tax rate in 2012 was primarily attributable to the net reversal of liabilities for uncertain tax positions.

The (benefit) provision for income taxes for the year ended December 31, 2012 and 2011 was ($1.4) million and $4.1 million, respectively.  The Company's earnings before income taxes for the year ended December 31, 2012 were approximately $6.9 million lower than in 2011.  The Company’s effective tax rate was (138.0%) and 52.2% for the year ended December 31, 2012 and 2011, respectively.   The change in the effective tax rate during 2012 is primarily attributable to the net reversal of liabilities for uncertain tax positions and lower pretax income in the U.S. segment, principally due to restructuring charges discussed previously, and a pretax loss in the Europe segment during the year ended December 31, 2012 compared to 2011.  These were offset, in part, by higher pretax income in the Asia segment for the year ended December 31, 2012 compared to 2011, as the Asia segment incurred litigation charges in 2011 with minimal tax benefit.

The Company has the majority of its products manufactured on the mainland of the PRC, and Bel is not subject to corporate income tax on manufacturing services provided by third parties in the PRC.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5 percent on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle certain of the Company’s sales to third-party customers in Asia.  Sales by this company consist of legacy-Bel products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust (“CBT”), when it acquired the TRP group, previously discussed.  Sales by the CBT consists of TRP products manufactured in the PRC and sold to third party customers inside and outside Asia.  The CBT is not subject to income taxes in the PRC, which are generally imposed at a tax rate of 25%.

It is the Company’s intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2013.  However, U.S. deferred taxes need not be provided under current U.S. tax law.  Management’s intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $109 million at December 31, 2013.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  At December 31, 2013, the estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $26 million under the current tax law.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2013 and 2011, the Company recognized an immaterial amount and $0.2 million, respectively, in interest and penalties in the consolidated statements of operations.  During the year ended December 31, 2012, the Company recognized a benefit of $0.5 million for the reversal of such interest and penalties.  The Company has approximately $0.2 million and $0.3 million accrued for the payment of interest and penalties at December 31, 2013 and 2012, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2006 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of $0.1 million, net of interest income paid by the IRS to the Company.  Additionally, the Company’s wholly-owned subsidiary in Germany was subject to a tax audit for the tax years 2008 through 2010.  This audit has been completed and resulted in a minimal tax assessment.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2013.  A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates principally to the 2010 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2014.  Additionally, a total of $0.5 million and $2.6 million of previously recorded liabilities for uncertain tax positions, interest and penalties relating to the 2006 and 2009 tax years and the 2007 through 2009 tax years, respectively, were reversed during the year ended December 31, 2013 and 2012, respectively.  This was offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during the year ended December 31, 2012.

Return to Index
Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million, respectively, for the TRP and Array acquisitions.  At December 31, 2013, a net deferred tax asset of $2.0 million remains on the consolidated balance sheet.

The Company does not intend to make any election to step up the tax basis of the 2013 acquisitions to fair value under IRC Section 338(g) and 338(h).

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles. As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $1.7 million, $0.6 and $0.4 million, respectively for the Fibreco, GigaCom and Powerbox acquisitions.  At December 31, 2013, a deferred tax liability of $2.4 million remains on the consolidated balance sheet.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the  acquired entities were incorporated).

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Amongst other things, ATRA extends the Research and Experimentation credit (“R&E) which expired at the end of 2011 through 2013 and 2014, respectively. Under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders are effective retroactively for 2012, the Company can only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes.  The Company recognized these retroactive tax effects for 2012 R&E and the tax effect for 2013 R&E in the 2013 financial statements.  The impact of the ATRA on the consolidated statement of operations for the year ended December 31, 2012 resulted in a decrease in the income tax benefit of approximately $0.4 million.  There is no material effect on the Company’s financial position, liquidity or capital resources

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on the Company's profitability was not material.  The Company is exposed to market risk primarily from changes in foreign currency exchange rates.  Historically, fluctuations of the U.S. Dollar against other major currencies have not significantly affected the Company’s foreign operations as most sales have been denominated in U.S. Dollars or currencies directly or indirectly linked to the U.S. Dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 2.0% in 2013 as compared to 2012.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company’s European entities, whose functional currencies are Euros, British Pounds and Czech Korunas, enter into transactions which include sales which are denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Such transactions resulted in net realized and unrealized currency exchange (losses) gains of ($0.6) million and $0.6 million for the years ended December 31, 2013 and 2012, respectively, which were included in net earnings.  Realized and unrealized currency losses during the year ended December 31, 2011 were not material.  Translation of subsidiaries’ foreign currency financial statements into U.S. Dollars resulted in translation gains (losses) of $1.0 million, $0.3 million and ($0.2) million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in accumulated other comprehensive income (loss).

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

Return to Index
At December 31, 2013 and 2012, $38.1 million and $45.8 million, respectively, of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management’s intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company’s U.S. operations.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

The Company has an unsecured credit agreement in the amount of $30 million, which was due to expire on June 30, 2014.  In August 2013, the Company borrowed $12.0 million under the line of credit in connection with its acquisition of Array.  At December 31, 2013, the balance available under the credit agreement was $18.0 million.  There were no previous borrowings under the credit agreement and, as a result, there was no balance outstanding as of December 31, 2012.  The credit agreement bears interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not previously in compliance with its tangible net worth debt covenant.  In November 2013, the credit agreement was amended to reflect modifications to the minimum tangible net worth and maximum leverage covenant calculations, and to extend the term of the agreement through October 14, 2016.  The Company was in compliance with its debt covenants at December 31, 2013, including its most restrictive covenant, the net worth covenant whereby the Company's net worth must be equal to or greater than $160 million.  The unused credit available under the credit facility at December 31, 2013 was $18 million, which we had the ability to borrow in full without violating our net worth covenant.

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

On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower and certain other tangible and intangible assets related to TRP.  The aggregate purchase price associated with the acquisition of TRP, net of cash acquired, was $21.0 million, which was funded with cash on hand.  On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  As discussed above, the acquisition of Array was funded through borrowings under the Company’s existing credit agreement.

Cash Flows

During the year ended December 31, 2013, the Company’s cash and cash equivalents decreased by $9.1 million. This resulted primarily from $31.0 million of net cash payments for the acquisitions of TRP and Array, $6.9 million paid for the purchase of property, plant and equipment, $3.1 million for payments of dividends, $3.4 million for the repurchase of 178,643 shares of the Company’s Class B common stock, and $1.3 million for the purchase of an intangible asset associated with the Radiall agreement (as further described in Note 4 to the consolidated financial statements contained in this Annual Report), partially offset by an increase in short-term borrowings of $12.0 million, a $13.0 million transfer out of restricted cash and $10.6 million provided by operating activities.  As compared with 2012, cash provided by operating activities decreased by $1.0 million.  During 2013, increased accounts receivable resulted in an operating cash outflow of $8.0 million.  The increase in post-acquisition third-party receivables at TRP, which replaced receivables collected from TRP’s pre-acquisition affiliates, accounted for $4.0 million of this increase, while receivables in the legacy-Bel portion of the Asia segment increased by $6.1 million.  These increases were partially offset by lower receivables in North America and Europe.  TRP’s third-party receivables are $4.0 million higher than receivables from its former TE affiliates primarily due to higher gross margin and longer payment terms on third-party sales.  The longer payment terms in TRP customer contracts acquired from the seller led to an increase of 3 days in overall days sales outstanding (DSO).  Management intends to bring TRP payment terms in line with those of Bel’s existing customer base during contract renewals.  The increase in legacy-Bel Asia receivables was largely due to a return to normal payment terms in 2013, following a period of shorter payment terms in connection with a new inventory stocking program that was implemented in 2012. Inventories increased by $6.5 million during 2013 primarily due to the expansion of a new stocking program in Asia, whereby certain customers now have quicker access to commonly-ordered parts.

Return to Index
During the year ended December 31, 2012, the Company’s cash and cash equivalents decreased by $17.0 million. This resulted primarily from a $13.7 million payment for the acquisition of Fibreco, a $3.0 million payment for the acquisition of Powerbox, a $2.7 million payment for the acquisition of GigaCom, $4.7 million paid for the purchase of property, plant and equipment, $3.2 million for payments of dividends and $6.6 million for the repurchase of 368,723 shares of the Company’s Class B common stock, offset by $11.6 million provided by operating activities.  As compared with 2011, cash provided by operating activities decreased by $18.7 million.  Accounts receivable decreased by $0.3 million in 2012 as compared to a decrease in accounts receivable of $14.2 million during 2011, due to lower sales volume in the fourth quarter of 2011. In addition, the Company experienced a $0.3 million increase in inventory levels during 2012, as compared to a decrease in inventory of $3.6 million during 2011.

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

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 40.9% and 41.4% of the Company's total assets at December 31, 2013 and December 31, 2012, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 and 4.1 to 1 at December 31, 2013 and December 31, 2012, respectively.

Accounts receivable, net of allowances, were $63.8 million at December 31, 2013, as compared with $42.9 million at December 31, 2012.  Approximately $16.2 million of this increase resulted from the inclusion of the accounts receivable of the 2013 Acquired Companies. There was also an increase in the Company’s days sales outstanding (DSO) from 53 days at December 31, 2012 to 63 days at December 31, 2013 for reasons discussed above.  Inventories were $70.0 million at December 31, 2013, as compared with $54.9 million at December 31, 2012.  Approximately $11.0 million of this increase resulted from the inclusion of the inventories of the 2013 Acquired Companies.

Contractual Obligations

The following table sets forth at December 31, 2013 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes $2.2 million of unrecognized tax benefits as of December 31, 2013, as the Company is unable to make reasonably reliable estimates of the period of cash settlements, if any, with the respective taxing authorities.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital expenditure obligations	$3,014	$3,014	$-	$-	$-
Operating leases	15,305	4,522	5,630	2,654	2,499
Raw material purchase obligations	23,376	23,288	88	-	-

Total	$41,695	$30,824	$5,718	$2,654	$2,499

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2013, $10.8 million is included in long-term liabilities as an unfunded pension obligation on the Company’s consolidated balance sheet.  Included in other assets at December 31, 2013 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $11.9 million, which has been designated by the Company to be utilized to fund the Company’s SERP obligations.

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

Return to Index
Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company’s operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory by a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. As of December 31, 2013 and 2012, the Company had reserves for excess or obsolete inventory of $3.9 million and $5.5 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Once the carrying value of inventory is reduced to its estimated fair value, its carrying value is never restored to the previous level. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.

Goodwill and Indefinite-Lived Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition.  Goodwill represents the amount of consideration transferred in excess of fair values assigned to the underlying net assets of acquired businesses.

The Company has historically evaluated its goodwill and other indefinite-lived intangible assets for impairment annually as of December 31 or more frequently if impairment indicators arose in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. In the fourth quarter of 2012, the Company changed the date of its annual assessment of goodwill to October 1 of each year. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment, while remaining in the fourth quarter, will create a more efficient and timely process surrounding the impairment tests and will lessen resource constraints at year-end. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1,  2012.

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

At December 31, 2013, the Company’s goodwill consisted of $12.5 million related to its Europe reporting unit, $4.8 million related to its North America reporting unit and $1.1 million related to its Asia reporting unit.  The annual test utilizes a valuation model which includes assumptions representing management’s best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower fair value of the respective reporting unit.  Based upon the completion of our annual test, management has determined that there was no impairment of value and that all reporting units estimated fair value, with the exception of the Europe reporting unit, were substantially in excess of their carrying amounts.  Therefore, it is not reasonably likely that significant changes in these estimates would result in an impairment charge.

Return to Index
The Company’s Europe reporting unit exceeded its net book value by 14%.  The key assumption that drives the estimated fair value of this reporting unit are the revenue and cost projections.  If the revenue projections were not able to be obtained due to lower than anticipated sales from our customers in the military/aerospace industry or if we are unable to obtain projected benefits associated with the 2012 Acquisitions, it would have a negative effect on the estimated fair value of our Europe reporting unit.

As of December 31, 2013, the amount of goodwill related to the Company’s Europe reporting unit amounted to $12.5 million.  While management determined that there was no goodwill impairment of this reporting unit as of October 1, 2013, management continues to actively evaluate the current and expected revenue and earnings performance of this reporting unit and is actively managing the successful integration of the 2012 Acquisitions.  A significant adverse change in business climate or a change in strategic direction, impacting the reporting unit’s revenue or earnings, the inability to achieve the revenue and cost projections resulting from the successful integration of the 2012 Acquired Companies, a material negative change in relationships with the reporting unit’s significant customers, unanticipated competition, or an adverse action or assessment by a regulator, would require an interim assessment prior to the next required annual assessment as of October 1, 2014.  If management determines that impairment exists, the impairment would be recognized in the period in which it is identified.

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach  No impairment was recognized as a result of the October 1, 2013 testing.  At December 31, 2013, the Company’s indefinite-lived intangible assets related solely to trademarks.  Management has concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2013 and that no impairment exists as of that date.

Long-Lived Assets and Other Intangible Assets

Property, plant and equipment represents an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2013 or 2011.  During 2012, the Company recorded a total of $1.7 million in write-downs related to property, plant and equipment.  Of this amount, $1.4 million related to the closure of the Vinita, Oklahoma facility and is classified as restructuring costs in the accompanying statement of operations, and $0.3 million related to property, plant and equipment damaged as a result of Hurricane Sandy at our Jersey City, New Jersey and Inwood, New York facilities.

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

As of December 31, 2013, the Company has gross foreign income tax net operating losses (“NOL”) of $2.7 million and capital loss carryforwards of $0.2 million which amount to a total of $0.6 million of deferred tax assets.  The Company has established valuation allowances totaling $0.6 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $10.7 million, including $5.4 million of NOLs acquired from Array, which amount to $3.2 million of deferred tax assets; capital loss carryforwards of $1.0 million which amount to $0.3 million of deferred tax assets; and tax credit carryforwards of $2.2 million. The Company has established  valuation allowances of $0.2 million, $0.3 million and $1.2 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2022 – 2031,  the state NOL's expire at various times during 2014 – 2031 and the tax credit carryforwards expire at various times during 2025 - 2034.

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

During the year ended December 31, 2013, the Company had two customers with sales in excess of 10% of Bel’s consolidated revenue. Management believes that the individual loss of either of these customers would have a material adverse effect on the Company’s results of operations, financial position and cash flows.  During the year ended December 31, 2013, the Company had sales of $67.0 million and $36.3 million, representing 19.2% and 10.4% of Bel’s consolidated revenue, to Hon Hai Precision Industry Company Ltd. and Flextronics International Ltd., respectively. Sales to both of these customers are primarily in the Company’s Asia operating segment.

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

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Transpower Technologies (HK) Limited and Array Connector Corporation (collectively the “2013 Acquired Companies”), which were acquired during the year ended December 31, 2013 and whose financial statements constitute 21% of total assets and 20% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting of the 2013 Acquired Companies. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2014

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$62,123	$71,262
Accounts receivable - less allowance for doubtful accounts
of $941 and $743 at December 31, 2013 and 2012, respectively	63,849	42,865
Inventories	70,019	54,924
Restricted cash, current	-	12,993
Prepaid expenses and other current assets	3,519	4,482
Refundable income taxes	1,689	2,955
Deferred income taxes	2,995	1,437
Total Current Assets	204,194	190,918

Property, plant and equipment - net	40,896	35,002
Deferred income taxes	1,680	1,009
Intangible assets - net	29,472	22,191
Goodwill	18,360	13,559
Other assets	13,448	12,510
TOTAL ASSETS	$308,050	$275,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,518	$18,862
Accrued expenses	22,453	25,360
Short-term borrowings under revolving credit line	12,000	-
Notes payable	739	205
Income taxes payable	1,394	1,040
Accrued restructuring costs	-	122
Dividends payable	786	799
Total Current Liabilities	66,890	46,388

Long-term Liabilities:
Liability for uncertain tax positions	1,218	2,161
Minimum pension obligation and unfunded pension liability	10,830	11,045
Other long-term liabilities	410	233
Total Long-term Liabilities	12,458	13,439
Total Liabilities	79,348	59,827

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,335,677 and 9,372,170 shares outstanding, respectively
(net of 3,218,307 treasury shares)	933	937
Additional paid-in capital	18,914	20,452
Retained earnings	207,993	195,183
Accumulated other comprehensive income (loss)	645	(1,427)
Total Stockholders' Equity	228,702	215,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$308,050	$275,189

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Net sales	$349,189	$286,594	$295,121

Costs and expenses:
Cost of sales	286,952	240,115	244,749
Selling, general and administrative	45,831	39,362	39,284
Litigation charges	41	26	3,471
Restructuring charges	1,387	5,245	314
(Gain) loss on disposal/sale of property, plant and equipment	(69)	183	(93)
	334,142	284,931	287,725

Income from operations	15,047	1,663	7,396
Impairment of investment	-	(775)	-
Gain (loss) on sale of investments	98	(142)	119
Interest expense	(156)	(16)	-
Interest income and other, net	176	267	357

Earnings before (benefit) provision for income taxes	15,165	997	7,872
(Benefit) provision for income taxes	(743)	(1,376)	4,108

Net earnings	$15,908	$2,373	$3,764

Earnings per share:
Class A common share - basic and diluted	$1.32	$0.17	$0.28
Class B common share - basic and diluted	$1.41	$0.21	$0.33

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,239,646	9,624,578	9,597,661

Dividends paid per share:
Class A common share	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Net earnings	$15,908	$2,373	$3,764

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $77, $0 and $0	977	281	(236)
Reclassification adjustment for writedown/loss on sale of marketable
securities included in net earnings, net of tax of $348	-	569	-
Reclassification adjustment for gain on sale of marketable securities
included in net earnings, net of tax of ($37), $0 and ($45)	(61)	-	(74)
Unrealized holding gains (losses) on marketable securities arising during
the period, net of taxes of $45, ($154) and ($310), respectively	87	(251)	(507)
Change in unfunded SERP liability, net of taxes of $457,
($210) and ($306), respectively	1,069	(476)	(694)
Other comprehensive income (loss)	2,072	123	(1,511)

Comprehensive income	$17,980	$2,496	$2,253

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance, January 1, 2011	$220,333	$195,477	$(39)	$217	$953	$23,725

Cash dividends declared on Class A common stock	$(522)	$(522)
Cash dividends declared on Class B common stock	(2,690)	(2,690)
Issuance of restricted common stock	-				$13	$(13)
Forfeiture of restricted common stock	-				(2)	2
Foreign currency translation adjustment	(236)		$(236)
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($310)	(507)		(507)
Reclassification adjustment for unrealized holding
gains included in net earnings, net of taxes of ($45)	(74)		(74)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(3)					(3)
Stock-based compensation expense	1,709					1,709
Change in unfunded SERP liability, net of taxes of ($306)	(694)		(694)
Net earnings	3,764	3,764

Balance, December 31, 2011	$221,080	$196,029	$(1,550)	$217	$964	$25,420

Cash dividends declared on Class A common stock	$(522)	$(522)
Cash dividends declared on Class B common stock	(2,697)	(2,697)
Issuance of restricted common stock	-				$13	$(13)
Forfeiture of restricted common stock	-				(3)	3
Repurchase/retirement of Class B common stock	(6,644)				(37)	(6,607)
Foreign currency translation adjustment	281		$281
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($154)	(251)		(251)
Reclassification adjustment for unrealized holding
losses included in net earnings, net of taxes of $348	569		569
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(118)					(118)
Stock-based compensation expense	1,767					1,767
Change in unfunded SERP liability, net of taxes of ($210)	(476)		(476)
Net earnings	2,373	2,373

Balance, December 31, 2012	$215,362	$195,183	$(1,427)	$217	$937	$20,452

Cash dividends declared on Class A common stock	$(522)	$(522)
Cash dividends declared on Class B common stock	(2,576)	(2,576)
Issuance of restricted common stock	-				$16	$(16)
Forfeiture of restricted common stock	-				(2)	2
Repurchase/retirement of Class B common stock	(3,356)				(18)	(3,338)
Foreign currency translation adjustment	977		$977
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $45	87		87
Reclassification adjustment for unrealized holding
gains included in net earnings, net of taxes of ($37)	(61)		(61)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(65)					(65)
Stock-based compensation expense	1,879					1,879
Change in unfunded SERP liability, net of taxes of $457	1,069		1,069
Net earnings	15,908	15,908

Balance, December 31, 2013	$228,702	$207,993	$645	$217	$933	$18,914

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net earnings	$15,908	$2,373	$3,764
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	12,382	9,113	8,667
Stock-based compensation	1,879	1,767	1,709
(Gain) loss on disposal/sale of property, plant and equipment	(69)	183	(93)
Impairment/loss on disposal of assets related to restructuring	-	1,389	-
(Gain) loss on sale of investments	(98)	142	(119)
Impairment of investment	-	775	-
Other, net	574	97	1,114
Deferred income taxes	(877)	(1,234)	683
Changes in operating assets and liabilities (see below)	(19,118)	(2,996)	14,542
Net Cash Provided by Operating Activities	10,581	11,609	30,267

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,940)	(4,744)	(2,928)
Purchase of intangible asset	(1,336)	-	-
Purchase of marketable securities	-	(24)	(5,135)
Purchase of company-owned life insurance	(2,820)	-	(2,406)
Cash transferred from (to) restricted cash	12,993	-	(12,830)
Payments for acquisitions, net of cash acquired	(30,994)	(19,410)	-
Proceeds from sale of marketable securities	2,820	5,119	433
Proceeds from disposal/sale of property, plant and equipment	96	193	386
Net Cash Used In Investing Activities	(26,181)	(18,866)	(22,480)

Cash flows from financing activities:
Borrowings under revolving credit line	12,000	-	-
Dividends paid to common shareholders	(3,111)	(3,225)	(3,205)
Increase (reduction) in notes payable	506	(17)	-
Purchase and retirement of Class B common stock	(3,356)	(6,644)	-
Net Cash Provided By (Used In) Financing Activities	6,039	(9,886)	(3,205)
Effect of exchange rate changes on cash	422	164	(170)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,139)	(16,979)	4,412

Cash and Cash Equivalents - beginning of year	71,262	88,241	83,829

Cash and Cash Equivalents - end of year	$62,123	$71,262	$88,241

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Changes in operating assets and liabilities consist of:

(Increase) decrease in accounts receivable	$(8,025)	$260	$14,172
(Increase) decrease in inventories	(6,538)	(343)	3,561
Decrease (increase) in prepaid expenses and other current assets	1,702	(273)	(1,746)
Increase in other assets	(62)	(230)	(140)
Increase (decrease) in accounts payable	1,485	(1,422)	(2,683)
(Decrease) increase in accrued expenses	(7,548)	553	501
Increase in other liabilities	165	11	-
(Decrease) increase in accrued restructuring costs	(122)	122	(507)
(Decrease) increase in income taxes payable	(175)	(1,674)	1,384
	$(19,118)	$(2,996)	$14,542

Supplementary information:

Cash (received) paid during the year for:
Income taxes, net of refunds received	$(474)	$1,464	$1,947
Interest	$156	$16	$-

Details of acquisition (see Note 2):
Fair value of identifiable net assets acquired	$34,737	$13,336	$-
Goodwill	4,616	9,065	-
Fair value of net assets acquired	$39,353	$22,401	$-

Fair value of consideration transferred	$39,353	$22,401	$-
Less: Cash acquired in acquisition	(8,359)	(2,991)	-
Cash paid for acquisition, net of cash acquired	$30,994	$19,410	$-

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited (“Transpower”) and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity (“TE”).  These operations are now doing business as TRP Connector (“TRP”).  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation (“Array”). The acquisitions of TRP and Array may hereafter be referred to collectively as either the “2013 Acquisitions” or the “2013 Acquired Companies”.

Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company’s consolidated results of operations for the years ended December 31, 2013 and 2012 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The accompanying consolidated balance sheet as of December 31, 2012 have been restated to reflect the acquisition-date fair values related to property, plant and equipment, intangible assets and various other balance sheet accounts of the 2012 Acquired Companies as further outlined in Note 2 to the consolidated financial statements contained in this Annual Report.  The consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 reflect immaterial measurement period adjustments related to the 2012 Acquisitions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  As of December 31, 2013 and 2012, the Company had an allowance for doubtful accounts of $0.9 million and $0.7 million, respectively.

Return to Index
MARKETABLE SECURITIES - The Company generally classifies its equity securities as “available for sale” and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income (loss).  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  The fair values of marketable securities are based on quoted market prices.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.  During the years ended December 31, 2013, 2012 and 2011, the Company recorded net realized gains (losses) on sales of investments in the amount of $0.1 million, ($0.1) million and $0.1 million, respectively, and an other-than-temporary impairment charge of $0.8 million during the year ended December 31, 2012.

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

EFFECTS OF FOREIGN CURRENCY - Most of the Company’s significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. Dollars or the Chinese Renminbi, and to a lesser extent in British Pounds and Mexican Pesos.  The Chinese Renminbi appreciated by approximately 2.0% in 2013 as compared to 2012.  Future appreciation of the Renminbi would result in the Company’s incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are Euros, British Pounds and Czech Korunas, enter into transactions which include sales denominated principally in Euros, British Pounds and various other European currencies, and purchases that are denominated principally in U.S. Dollars and British Pounds.  Such transactions resulted in net realized and unrealized currency exchange (losses) gains of ($0.6) million and $0.6 million for the years ended December 31, 2013 and 2012, respectively, which were included in net earnings.  Realized and unrealized currency transaction losses during the year ended December 31, 2011 were not material.  The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date, and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income.  The U.S. Dollar is used as the functional currency for certain foreign operations that conduct their business in U.S. Dollars.  Translation of subsidiaries’ foreign currency financial statements into U.S. dollars resulted in translation gains (losses) of $1.0 million, $0.3 million and ($0.2) million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in accumulated other comprehensive income (loss).

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  The Company grants credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.  See Note 12 of notes to the Company’s consolidated financial statements for disclosures regarding significant customers.

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

Return to Index
FINITE-LIVED INTANGIBLE ASSETS – Intangible assets with finite lives are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated useful life of the asset.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS – The Company evaluates its goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”.

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

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of goodwill associated with each reporting unit with the carrying amount of that goodwill.  If the carrying amount of goodwill associated with a reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  No impairment was recognized as a result of the October 1, 2013 and 2012  testing.  See Note 4 of the consolidated financial statements.

The Company tests indefinite-lived intangible assets for impairment using the relief-from-royalty method (a form of the income approach).  No impairment was recognized as a result of the October 1, 2013 testing.  See Note 4 of the consolidated financial statements.

DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 2 to 39 years for buildings and leasehold improvements, and from 1 to 13 years for machinery and equipment.

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

Return to Index
EARNINGS PER SHARE  – The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2013, 2012 or 2011 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	2013	2012	2011
Numerator:
Net earnings	$15,908	$2,373	$3,764
Less Dividends declared:
Class A	522	522	522
Class B	2,576	2,697	2,690
Undistributed earnings (loss)	$12,810	$(846)	$552

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$2,346	$(150)	$98
Class B undistributed earnings (loss)	10,464	(696)	454
Total undistributed earnings (loss)	$12,810	$(846)	$552

Net earnings allocation - basic and diluted:
Class A net earnings	$2,868	$372	$620
Class B net earnings	13,040	2,001	3,144
Net earnings	$15,908	$2,373	$3,764

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,174,912	2,174,912	2,174,912
Class B - basic and diluted	9,239,646	9,624,578	9,597,661

Earnings per share:
Class A - basic and diluted	$1.32	$0.17	$0.28
Class B - basic and diluted	$1.41	$0.21	$0.33

RESEARCH AND DEVELOPMENT (“R&D”) - The Company’s engineering groups are strategically located around the world to facilitate communication with and access to customers’ engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, Bel executes non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.  Research and development costs are expensed as incurred, and are included in cost of sales. Generally, research and development is performed internally for the benefit of the Company. Research and development costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. Research and development expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $14.1 million, $12.4 million and $12.0 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.  The increase in 2013 R&D resulted primarily from the inclusion of results of the 2013 Acquired Companies and a full year of the 2012 Acquired Companies.

Return to Index
EVALUATION OF LONG-LIVED ASSETS – Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting writedown would be the difference between fair market value of the long-lived asset and the related net book value.  In connection with the closure of its Vinita, Oklahoma manufacturing facility, the Company recorded $1.4 million of impairment charges related to property, plant and equipment during the year ended December 31, 2012.  Of this amount, $1.0 million related to the carrying value of the building and land, which the Company donated to a local university in 2012.  The Company also recorded $0.3 million in asset writedowns related to property, plant and equipment damaged by Hurricane Sandy at its Jersey City, New Jersey and Inwood, New York facilities in 2012.

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

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have any impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 became effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The adoption of ASU No. 2013-02 did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-11 – Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”)

Return to Index
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

2.	ACQUISITIONS

2013 Acquisitions:

On March 29, 2013, the Company completed its acquisition of TRP for $21.0 million, net of cash acquired. The Company’s purchase of TRP consisted of the integrated connector module (“ICM”) family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  The acquisition of Array expands the Company’s portfolio of connector products that can be offered to the combined customer base, and provides an opportunity to sell other products that Bel manufactures to Array’s customers.  Array has become part of Bel’s Cinch Connector business.

During the years ended December 31, 2013 and 2012, the Company incurred $0.7 million and $0.5 million, respectively, of acquisition-related costs associated with the 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2013 and 2012.

While the initial accounting related to the acquisitions of TRP and Array is not complete as of the filing date of this Annual Report on Form 10-K, the following table depicts the Company’s current estimate of the respective acquisition date fair values of the consideration paid and identifiable net assets acquired (in thousands):

	TRP			Array			2013 Acquisitions
		Measurement	March 29,		Measurement	August 20,	Acquisition-Date
	March 29,	Period	2013	August 20,	Period	2013	Fair Values
	2013	Adjustments	(As adjusted)	2013	Adjustments	(As adjusted)	(As adjusted)
Cash	$8,388	$(29)	$8,359	$-	$-	$-	$8,359
Accounts receivable	11,580	(39)	11,541	994	-	994	12,535
Inventories	6,258	1,097	7,355	2,588	(1,595)	993	8,348
Other current assets	1,953	(181)	1,772	83	345	428	2,200
Property, plant and equipment	4,693	1,097	5,790	2,285	1,225	3,510	9,300
Intangible assets	-	6,110	6,110	-	1,470	1,470	7,580
Other assets	1,151	84	1,235	84	1,663	1,747	2,982
Total identifiable assets	34,023	8,139	42,162	6,034	3,108	9,142	51,304

Accounts payable	(8,565)	331	(8,234)	(677)	1	(676)	(8,910)
Accrued expenses	(4,003)	(219)	(4,222)	(206)	(79)	(285)	(4,507)
Other current liabilities	(25)	(791)	(816)	(214)	214	-	(816)
Noncurrent liabilities	-	(586)	(586)	(643)	(1,105)	(1,748)	(2,334)
Total liabilities assumed	(12,593)	(1,265)	(13,858)	(1,740)	(969)	(2,709)	(16,567)
Net identifiable assets acquired	21,430	6,874	28,304	4,294	2,139	6,433	34,737
Goodwill	8,278	(7,234)	1,044	5,666	(2,094)	3,572	4,616
Net assets acquired	$29,708	$(360)	$29,348	$9,960	$45	$10,005	$39,353

Cash paid	$22,400	$6,948	$29,348	$9,960	$45	$10,005	$39,353
Assumption of severance payment	109	(109)	-	-	-	-	-
Fair value of consideration
transferred	22,509	6,839	29,348	9,960	45	10,005	39,353
Deferred consideration	7,199	(7,199)	-	-	-	-	-
Total consideration paid	$29,708	$(360)	$29,348	$9,960	$45	$10,005	$39,353

Return to Index
The measurement period adjustments noted above primarily relate to adjustments to fair value based on the preliminary appraisals on inventory, property, plant and equipment, and intangible assets.  Various other asset and liability accounts had measurement period adjustments related to deferred taxes.

The preliminary fair value of identifiable intangible assets related to the 2013 Acquired Companies is shown in the table below (dollars in thousands).  For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$40
Technology	22 years	1,540
Customer relationships	17.5 years	5,840
Non-compete agreements	2 years	160
Total identifiable intangible assets acquired		$7,580

The results of operations of the 2013 Acquired Companies have been included in the Company’s consolidated financial statements for the period subsequent to their respective acquisition dates.  During the year ended December 31, 2013, the 2013 Acquired Companies contributed $68.6 million of revenue and $9.2 million of net earnings to the Company’s consolidated financial results.

The unaudited pro forma information below presents the combined operating results of the Company and the 2013 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2013 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2013 Acquisitions had occurred as of January 1, 2012, nor is the pro forma data intended to be a projection of results that may be obtained in the future.  The following unaudited pro forma consolidated results of operations assume that the acquisitions of the 2013 Acquired Companies were completed as of January 1, 2012.  The pro forma results noted below for 2012 also include the effects of the 2012 Acquisitions discussed below.  The 2013 unaudited pro forma net earnings were adjusted to exclude $0.9 million of acquisition-related costs ($0.6 million after tax) incurred in 2013 and $0.4 million ($0.4 million after tax) of nonrecurring expense related to the fair value adjustments to acquisition-date inventory.  The 2012 unaudited pro forma net earnings were adjusted to include these charges (dollars in thousands except per share data):

	Year Ended December 31,
	2013	2012

Revenue	$374,153	$376,921
Net earnings	17,774	8,800
Earnings per Class A common share - basic and diluted	1.48	0.69
Earnings per Class B common share - basic and diluted	1.58	0.76

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

Return to Index
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

During the years ended December 31, 2013 and 2012, the Company incurred $0.2 million and $0.8 million of acquisition-related costs relating to the 2012 acquisitions.  These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2012.

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

The fair value of identifiable intangible assets related to the 2012 Acquired Companies is shown in the table below (dollars in thousands).  For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

Return to Index
	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$1,264
Technology	20 years	6,542
Customer relationships	16 years	3,292
Non-compete agreements	2 years	558
Total identifiable intangible assets acquired		$11,656

The results of operations of the 2012 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the years ended December 31, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $10.7 million and $3.1 million, respectively, and combined net earnings of $1.0 million and $0.2 million, respectively, to the Company’s consolidated financial results.   The acquisition of GigaCom has contributed to Bel’s research and development efforts, and its technology has been incorporated into products now being sold by Fibreco.  GigaCom incurred expenses, primarily related to research and development, of $1.0 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively.

3.	RESTRUCTURING ACTIVITIES

During 2012, Bel initiated the closure of its Cinch North American manufacturing facility in Vinita, Oklahoma, and transition of  the operations to Reynosa, Mexico and a new facility in McAllen, Texas.  The Company accrued the full amount of termination benefits related to the Vinita, Oklahoma employees during 2012, as noted in the table below.  During December 2012, the Company donated the Vinita building and land to a local university, and recorded a $1.0 million loss on disposal related to this donation.  The Company also recorded a $0.4 million impairment on certain equipment at the Vinita facility.  These amounts are classified as restructuring charges in the accompanying 2012 consolidated statement of operations.

In addition to the closure of the Vinita, Oklahoma facility, the Company implemented other overhead cost reductions during 2012 and 2013 which contributed to the severance costs noted in the table below.

Activity and liability balances related to restructuring costs for the years ended December 31, 2012 and 2013 are as follows:

		2012			2013
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New	and Other	December 31,
	2011	Charges	Settlements	2012	Charges	Settlements	2013
Severance costs	$-	$3,227	$(3,105)	$122	$1,239	$(1,361)	$-
Transportation of equipment	-	528	(528)	-	100	(100)	-
Set-up costs	-	71	(71)	-	-	-	-
Impairment/loss on disposal of
assets related to restructuring	-	1,389	(1,389)	-	-	-	-
Other restructuring costs	-	30	(30)	-	48	(48)	-
Total	$-	$5,245	$(5,123)	$122	$1,387	$(1,509)	$-

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

Return to Index
The changes in the carrying value of goodwill classified by reportable operating segment for the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	Total	Asia	North America	Europe

Balance at January 1, 2012:
Goodwill, gross	31,104	12,875	15,293	2,936
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	4,163	-	1,227	2,936

Goodwill allocation related to acquisition	9,065	-	-	9,065
Foreign currency translation	331	-	-	331

Balance at December 31, 2012:
Goodwill, gross	40,500	12,875	15,293	12,332
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	$13,559	$-	$1,227	$12,332

Goodwill allocation related to acquisition	4,616	1,044	3,572	-
Foreign currency translation	185	58	-	127

Balance at December 31, 2013:
Goodwill, gross	45,301	13,977	18,865	12,459
Accumulated impairment charges	(26,941)	(12,875)	(14,066)	-
Goodwill, net	$18,360	$1,102	$4,799	$12,459

During the year ended December 31, 2013, the Company recorded $4.6 million of additional goodwill related to the 2013 Acquisitions.  The goodwill related to the acquisition of TRP was assigned to the Company’s Asia operating segment and the goodwill related to the acquisition of Array was assigned to the Company’s North America operating segment.  During the year ended December 31, 2012, the Company recorded $9.1 million of additional goodwill in connection with the 2012 Acquisitions. The goodwill related to the 2012 Acquired Companies was assigned to the Company’s Europe operating segment.  The Company completed its annual goodwill impairment test during the fourth quarter of 2013, noting no impairment.  Management determined that the fair value of the goodwill at December 31, 2013 exceeded its carrying value and that no impairment existed as of that date.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach) .  At December 31, 2013, the Company’s indefinite-lived intangible assets related to the trademarks acquired in the Cinch and Fibreco acquisitions.  The Company completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2013, noting no impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2013 and that no impairment existed as of that date.

The components of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$11,919	$1,864	$10,055	$8,900	$873	$8,027
Customer relationships	11,923	1,191	10,732	5,977	566	5,411
Non-compete agreements	787	483	304	613	157	456
Trademarks	8,381	-	8,381	8,297	-	8,297

	$33,010	$3,538	$29,472	$23,787	$1,596	$22,191

Return to Index

During 2013, the Company paid $1.3 million and received $0.3 million associated with licensing agreements entered into with Radiall SA.  The agreements cover the parties’ respective technologies for EBOSA® fibre optic termini and the EPX® connector range.   The $1.3 million paid by the Company is reflected as an intangible asset and the $0.3 million received by the Company is included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheet at December 31, 2013.  Each will be amortized over the life of the respective agreement of 20 years.

During the years ended December 31, 2013 and 2012, the Company recorded $7.6 million and $11.7 million, respectively, of various intangible assets in connection with the recent acquisitions.  A listing of intangible assets acquired with the 2012 and 2013 Acquired Companies and the related weighted-average lives of those assets is detailed in Note 2.  Amortization expense was $1.9 million, $0.8 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows (dollars in thousands):

December 31,	Amortization Expense

2014	$2,198
2015	1,668
2016	1,509
2017	1,509
2018	1,506

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2013 and 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2013 and 2012.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.4 million at each of December 31, 2013 and December 31, 2012.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

As of December 31, 2013 and December 31, 2012, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2013 or 2012.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2013.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
Available-for-sale securities:
Investments held in rabbi trust	$3,313	$3,313	$-	$-
Marketable securities	3	3	-	-
Total	$3,316	$3,316	$-	$-

As of December 31, 2012
Available-for-sale securities:
Investments held in rabbi trust	$6,014	$6,014	$-	$-
Marketable securities	2	2	-	-
Total	$6,016	$6,016	$-	$-

Return to Index

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2013 or 2012.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2013.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company performed its annual impairment tests related to its goodwill and indefinite-lived intangible assets during the fourth quarter of 2013.  These valuations indicated that the fair value of the Company’s aggregated reporting units and indefinite-live intangible assets exceeded the respective carrying values as of the testing date and the Company has concluded that no impairment exists at December 31, 2013.

6.	OTHER ASSETS

At December 31, 2013 and 2012, the Company has obligations of $10.8 million and $11.0 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2013 and 2012, these assets had a combined fair value of $11.9 million and $11.1 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for the Company’s SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The fair market value of the COLI of $8.6 million and $5.1 million at December 31, 2013 and 2012, respectively, is included in other assets in the accompanying consolidated balance sheets. During 2013, the Company sold $2.8 million of other investments, as described below, and utilized the proceeds to purchase additional COLI policies.  The volatility in global equity markets in recent years has also had a significant effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $0.7 million, $0.3 million and $(0.1) million during the years ended December 31, 2013, 2012 and 2011, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2013 and 2012, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $2.9 million and $5.6 million, respectively. Together with the COLI described above, these investments are intended to fund the Company’s SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  During 2013, the Company sold a portion of these investments for $2.8 million, realizing a gain on the sale of $0.1 million.  At December 31, 2013 and 2012, the fair market value of these investments was $3.3 million and $6.0 million, respectively.  The gross unrealized gain of $0.4 million at each of December 31, 2013 and 2012, respectively, has been included, net of tax, in accumulated other comprehensive income (loss).

Return to Index

7.	INVENTORIES

The components of inventories are as follows (dollars in thousands):

	December 31,
	2013	2012
Raw materials	$29,428	$26,157
Work in progress	8,783	8,200
Finished goods	31,808	20,567
	$70,019	$54,924

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31,
	2013	2012
Land	$3,229	$3,234
Buildings and improvements	25,216	23,579
Machinery and equipment	82,420	70,384
Construction in progress	4,042	2,340
Assets held for sale	-	14
	114,907	99,551
Accumulated depreciation	(74,011)	(64,549)
	$40,896	$35,002

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $10.5 million, $8.4 million and $8.0 million, respectively.

9.           INCOME TAXES

At December 31, 2013 and 2012, the Company has approximately $2.2 million and $2.7 million, respectively,  of liabilities for uncertain tax positions ($1.0 million and $0.5 million, respectively, included in income taxes payable and $1.2 million and $2.2 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2006 in Asia and generally 2006 in Europe.  During September 2010 and April 2011, the Company was notified of an Internal Revenue Service (“IRS”) tax audit for the years ended December 31, 2004 through 2009.  The Company settled the domestic and international audits with the IRS for an amount due to the IRS of $0.1 million, net of interest income paid by the IRS to the Company.  Additionally, the Company’s wholly-owned subsidiary in Germany was subject to a tax audit for the tax years 2008 through 2010.  This audit has been completed and resulted in a minimal tax assessment.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2013.  A total of $1.0 million of previously recorded liabilities for uncertain tax positions relates principally to the 2010 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2014.  Additionally, a total of $0.5 million and $2.6 million of previously recorded liabilities for uncertain tax positions, interest and penalties relating to the 2006 and 2009 tax years and the 2007 through 2009 tax years, respectively, were reversed during the year ended December 31, 2013 and 2012, respectively.  This was offset in part by an increase in the liability for uncertain tax positions in the amount of $1.2 million during the year ended December 31, 2012.

Return to Index
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (dollars in thousands):

	2013	2012	2011
Liability for uncertain tax positions - January 1	$2,711	$4,132	$3,835
Additions based on tax positions
related to the current year	28	1,221	297
Settlement/expiration of statutes of limitations	(550)	(2,642)	-
Liability for uncertain tax positions - December 31	$2,189	$2,711	$4,132

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2013 and 2011, the Company recognized an immaterial amount and approximately $0.2 million, respectively, in interest and penalties in the consolidated statements of operations.  During the year ended December 31, 2012, the Company recognized a benefit of $0.5 million for the reversal of such interest and penalties.  The Company has approximately $0.2 million accrued for the payment of interest and penalties at each of December 31, 2013 and 2012, which is included in both income taxes payable and liability for uncertain tax positions in the Company’s consolidated balance sheets.

The Company’s total earnings (loss) before (benefit) provision for income taxes included earnings (loss) from domestic operations of $(1.2) million, $0.4 million and $9.6 million for 2013, 2012 and 2011, respectively, and earnings (loss) before (benefit) provision for income taxes from foreign operations of $16.3 million, $0.6 million and ($1.7) million for 2013, 2012 and 2011, respectively.

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(1,099)	$(459)	$2,585
Foreign	1,120	241	478
State	113	76	362
	134	(142)	3,425
Deferred:
Federal	(865)	(807)	599
State	65	(58)	102
Foreign	(77)	(369)	(18)
	(877)	(1,234)	683

	$(743)	$(1,376)	$4,108

Return to Index

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
Tax provision computed at the
federal statutory rate	$5,309	35%	$339	34%	$2,676	34%
Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(4,677)	(31%)	(306)	(31%)	1,526	19%

Increase in (reversal of) liability for uncertain
tax positions - net	(522)	(3%)	(1,421)	(143%)	297	4%

Utilization of research and development, solar and foreign
tax credits	(1,049)	(7%)	-	0%	(762)	(10%)

State taxes, net of federal benefit	117	1%	-	0%	341	4%

Current year valuation allowance - U.S. segment	49	0%	298	30%	-	0%

Permanent differences applicable to U.S. operations,
including qualified production activity credits,
SERP/COLI income, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	(91)	(1%)	(260)	(26%)	44	1%

Other	121	1%	(26)	(3%)	(14)	(0%)
Tax (benefit) provision computed at the Company's
effective tax rate	$(743)	(5%)	$(1,376)	(138%)	$4,108	52%

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle all of the Company’s sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust (“CBT”), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

As of December 31, 2013, the Company has gross foreign income tax net operating losses (“NOL”) of $2.7 million and capital loss carryforwards of $0.2 million which amount to a total of $0.6 million of deferred tax assets.  The Company has established valuation allowances totaling $0.6 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $10.7 million, including $5.4 million of NOLs acquired from Array, which amount to $3.2 million of deferred tax assets; capital loss carryforwards of $1.0 million which amount to $0.3 million of deferred tax assets; and tax credit carryforwards of $2.2 million. The Company has established  valuation allowances of $0.2 million, $0.3 million and $1.2 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2022 – 2031,  the state NOL's expire at various times during 2014 – 2031 and the tax credit carryforwards expire at various times during 2025 - 2034.

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $0.9 million arising from the NOL acquired.  In connection with the 2013 acquisitions, the Company was required to complete a preliminary fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for TRP and Array acquisitions.  At December 31, 2013, a net deferred tax asset of $2.0 million remains on the consolidated balance sheet.

Return to Index
The Company does not intend to make any election to step up the tax basis of the 2013 acquisitions to fair value under IRC Section 338(g) and 338(h).

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles. As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $1.7 million, $0.6 and $0.4 million, respectively for the Fibreco, GigaCom and Powerbox acquisitions.  At December 31, 2013, a deferred tax liability of $2.4 million remains on the consolidated balance sheet.

The Company has made elections under Internal Revenue Code (“IRC”) Section 338(g) to step-up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) affect only the U.S. income taxes (not those of the foreign countries where the acquired entities were incorporated).

It is the Company’s intention to repatriate substantially all net income from its wholly owned PRC subsidiary, DG Transpower, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2013.  However, U.S. deferred taxes need not be provided under current U.S. tax law. Management’s intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $109 million at December 31, 2013.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $26 million under the current tax law.

Components of deferred income tax assets are as follows (dollars in thousands).

	December 31,
	2013	2012
	Tax Effect	Tax Effect
Deferred Tax Assets - current:
State tax credits	$915	$848
Reserves and accruals	2,020	1,334
Federal net operating loss carryforward	790	-
Other accruals	86	-
Valuation allowance	(816)	(745)
	$2,995	$1,437

Deferred Tax Assets - noncurrent:
Unfunded pension liability	$668	$1,150
Depreciation	(83)	(426)
Amortization	(4,065)	(2,457)
Federal, state and foreign net operating loss
and credit carryforwards	3,844	1,114
Restructuring expenses	-	319
Other accruals	2,455	2,438
Valuation allowances	(1,139)	(1,129)
	$1,680	$1,009

On January 2, 2013, President Obama signed the “American Taxpayer Relief Act” (“ATRA”).  Among other things, ATRA extends the Research and Experimentation credit (“R&E”), which expired at the end of 2011, through 2013 and 2014, respectively. Under ASC 740, Income Taxes, the effects of the new legislation are recognized upon enactment, which is when the President signs a tax bill into law.  Although the extenders were effective retroactively for 2012, the Company could only consider currently enacted tax law as of the balance sheet date in determining current and deferred taxes at December 31, 2012.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Return to Index

10.	DEBT

At December 31, 2012, the Company maintained a $30 million line of credit, which was due to expire on June 30, 2014.  In August 2013, the Company borrowed $12.0 million under the line of credit in connection with its acquisition of Array.  At December 31, 2013, the balance available under the credit agreement was $18.0 million.  There were no previous borrowings under the credit agreement and, as a result, there was no balance outstanding as of December 31, 2012.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  The credit agreement bears interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  As a result of the Company’s recent acquisitions, which resulted in a lower cash balance and increased intangible assets, the Company was not previously in compliance with its tangible net worth debt covenant.  In November 2013, the credit agreement was amended to reflect modifications to the minimum tangible net worth and maximum leverage covenant calculations, and to extend the term of the agreement through October 14, 2016. The Company incurred interest expense of $0.2 million related to the borrowings under the credit agreement during the year ended December 31, 2013.
11.     ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012
Sales commissions	$1,431	$1,295
Subcontracting labor	2,406	2,408
Salaries, bonuses and related benefits	13,674	6,023
Litigation reserve	723	11,549
Other	4,219	4,085
	$22,453	$25,360

Return to Index

12.           BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data (dollars in thousands):

	2013	2012	2011
Net Sales to External Customers:
North America	$116,548	$126,469	$134,804
Asia	193,647	128,319	126,941
Europe	38,994	31,806	33,376
	$349,189	$286,594	$295,121

Net Sales:
North America	$128,472	$138,966	$149,114
Asia	225,151	167,756	177,815
Europe	40,742	33,329	34,597
Less intergeographic
revenues	(45,176)	(53,457)	(66,405)
	$349,189	$286,594	$295,121

Income (Loss) from Operations:
North America	$(1,560)	$1,336	$9,026
Asia	15,356	(42)	(3,480)
Europe	1,251	369	1,850
	$15,047	$1,663	$7,396

Total Assets:
North America	$117,261	$84,609	$115,552
Asia	148,689	148,351	148,950
Europe	42,100	42,229	12,409
	$308,050	$275,189	$276,911

Capital Expenditures:
North America	$2,064	$2,455	$1,121
Asia	4,551	2,003	1,733
Europe	325	286	74
	$6,940	$4,744	$2,928

Depreciation and Amortization Expense:
North America	$4,282	$4,081	$4,046
Asia	6,540	4,076	4,137
Europe	1,560	956	484
	$12,382	$9,113	$8,667

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

Recent Acquisitions – During 2013, the acquisition of TRP contributed revenues of $66.1 million and income from operations of $10.9 million to the Company’s Asia operating segment. During 2013, the acquisition of Array contributed revenues of $2.1 million and a loss from operations of $0.9 million to the Company’s North America operating segment.  During the years ended December 31, 2013 and 2012, Fibreco and Bel Power Europe contributed combined revenues of $10.7 million and $3.1 million, respectively, and combined operating income of $1.7 million and $0.3 million, respectively, to the Company’s Europe operating segment.

Return to Index

The following items are included in the income from operations presented above:

Restructuring Charges – During the year ended December 31, 2013, the Company incurred $1.4 million in severance costs related to continued restructuring efforts ($1.0 million in the Company’s North America operating segment, $0.2 million in the Company’s Asia operating segment and $0.2 million in the Company’s Europe operating segment).  During the year ended December 31, 2012, the Company incurred $5.2 million in restructuring costs related to the 2012 Restructuring Program.  Of this amount, $4.5 million related to the Company’s North America operating segment, $0.6 million related to its Asia operating segment and $0.1 million related to the Company’s Europe operating segment.  The amount incurred in North America primarily related to severance costs and impairment charges on property, plant and equipment related to the closure of its Vinita, Oklahoma manufacturing facility.  During 2011, the Company incurred restructuring costs of $0.3 million related to severance costs associated with the reorganization of its Cinch operations in the U.K.

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

	2013	2012	2011
Net Sales by Geographic Area:

United States	$116,548	$126,469	$134,804
Macao	193,647	128,319	126,941
Germany	16,585	14,165	17,937
United Kingdom	16,538	13,203	11,927
Czech Republic	2,615	3,298	3,512
Italy	3,252	1,083	-
Sweden	4	57	-
Consolidated net sales	$349,189	$286,594	$295,121

Net Sales by Major Product Line:

Interconnect	$111,653	$109,245	$107,346
Magnetics	170,166	100,529	87,104
Modules	55,967	66,663	90,475
Circuit protection	11,403	10,157	10,196
Consolidated net sales	$349,189	$286,594	$295,121

Net sales to external customers are attributed to individual countries based on the geographic source of the billing for such customer sales.

Return to Index

The following is a summary of long-lived assets by geographic area as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Long-lived Assets by Geographic Location:

United States	$30,102	$27,552
People's Republic of China (PRC)	20,985	16,622
All other foreign countries	3,257	3,338
Consolidated long-lived assets	$54,344	$47,512

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region (“SAR”) of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 40% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had sales to two customers in excess of ten percent of consolidated net sales in 2013.  The combined revenue from these two customers was $103.3 million during the year ended December 31, 2013, representing 29.6% of total sales.  In 2012, the Company had sales to two customers in excess of ten percent of consolidated net sales in 2012.  The combined revenue from these two customers was $70.6 million during the year ended December 31, 2012, representing 24.6% of total sales.  In 2011, there were two customers with sales in excess of ten percent of consolidated net sales.  The combined revenue from these two customers was $65.7 million during the year ended December 31, 2011, representing 22.3% of total sales.  Sales related to these significant customers were primarily reflected in the North America and Asia operating segments during each of the three years discussed.

13.         RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. For plan years prior to January 1, 2012, the Company’s matching contributions were limited to $350 per participant and the Company made discretionary profit sharing contributions on behalf of eligible participants in amounts determined by the Company’s board of directors. Prior to January 1, 2012, the Company’s matching and profit sharing contributions were invested in shares of Bel Fuse Inc. Class A and Class B common stock. Effective January 1, 2012, Company matching contributions are made in cash and invested in accordance with participant’s instructions in various investment funds offered under the Employees’ Savings Plan other than Bel Fuse Inc. common stock. The expense for the years ended December 31, 2013, 2012 and 2011 amounted to $0.4 million, $0.5 million and $0.9 million, respectively. As of December 31, 2013, the plan owned 14,899 and 190,039 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $0.3 million in each year. As of December 31, 2013, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

Return to Index
The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant’s annual base salary at date of death for one year, and (ii) 50% of the participant’s annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2013, 2012 and 2011 amounted to $1.3 million, $1.1 million and $0.9 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011

Service Cost	$556	$438	$371
Interest Cost	448	417	404
Net amortization	307	230	149
Net periodic benefit cost	$1,311	$1,085	$924

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012
Fair value of plan assets, January 1	$-	$-
Company contributions	-	-
Benefits paid	-	-
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	11,045	9,274
Service cost	556	438
Interest cost	448	417
Plan amendments	502	-
Benefits paid		-
Actuarial (gains) losses	(1,721)	916
Benefit obligation, December 31	$10,830	$11,045
Funded status, December 31	$(10,830)	$(11,045)

The Company has recorded the related liability of $10.8 million and $11.0 million as a long-term liability in its consolidated balance sheets at December 31, 2013 and 2012, respectively.  The plan amendment in 2013 noted above relates to a decision by the Bel Board of Directors to grant past service to certain of the plan participants.  The accumulated benefit obligation for the SERP was $9.2 million and $9.3 million as of December 31, 2013 and 2012, respectively.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined fair value of $11.9 million and $11.1 million at December 31, 2013 and 2012, respectively.  See Note 6 for additional information on these investments.

Return to Index
The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0 and $0.2 million, respectively.  The Company does not expect to make any contributions to the SERP in 2014.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2014, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid (dollars in thousands):

Years Ending
December 31,

2014	$-
2015	264
2016	264
2017	264
2018	264
2019 - 2023	3,443

The following gross amounts are recognized in accumulated other comprehensive loss, net of tax (dollars in thousands):

	2013	2012
Prior service cost	$1,230	$877
Net loss	1,004	2,884
	$2,234	$3,761

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2013	2012	2011
Net periodic benefit cost
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Benefit obligation
Discount rate	5.00%	4.00%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%

14.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the “Program”) which provides for the granting of “Incentive Stock Options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company’s Class B common stock.  At December 31, 2013, 1.1 million shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the years ended December 31, 2013, 2012 and 2011.  At December 31, 2013 and 2012, the only instruments issued and outstanding under the Program related to restricted stock awards.

Return to Index
Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2013, 2012 and 2011, the Company issued 162,200 shares, 130,000 shares and 128,300 shares of the Company’s Class B common stock, respectively, under a restricted stock plan to various officers and employees.

A summary of the restricted stock activity under the Program as of December 31, 2013 is presented below:

		Weighted	Weighted Average
Restricted Stock		Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2013	352,600	$18.83	3.0 years
Granted	162,200	19.40
Vested	(82,400)	19.84
Forfeited	(20,050)	18.78
Outstanding at December 31, 2013	412,350	$18.85	3.4 years

As of December 31, 2013, there was $5.4 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.8 years.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15.         COMMON STOCK

In July 2012, the Board of Directors of the Company authorized the purchase of up to $10 million of the Company’s outstanding Class B common shares.  As of December 31, 2013, the Company had purchased and retired 547,366 Class B common shares at a cost of approximately $10.0 million.  No shares of Class A or Class B common stock were repurchased during the year ended December 31, 2011.

As of December 31, 2013, to the Company’s knowledge, there were two shareholders of the Company’s common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company’s Class B common stock.  In accordance with the Company’s certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company’s certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2013, to the Company’s knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel’s next shareholders’ meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2013, to the Company’s knowledge, these shareholders owned 33.6% and 12.5%, respectively, of the Company’s Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company’s Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

Return to Index
Throughout 2011, 2012 and 2013, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  During the years ended December 31, 2013, 2012 and 2011, the Company declared dividends totaling $3.1 million, $3.2 million and $3.2 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

16.         COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through March 2023.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows (dollars in thousands):

Years Ending
December 31,

2014	$4,522
2015	3,267
2016	2,363
2017	1,710
2018	944
Thereafter	2,499
$15,305

Rental expense for all leases was approximately $4.9 million, $3.4 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $23.4 million and $18.8 million at December 31, 2013 and December 31, 2012, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $3.0 million and $1.7 million at December 31, 2013 and December 31, 2012, respectively.

Legal Proceedings

The Company is a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007 (“SynQor I case”).  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case went to trial in December 2010 and a partial judgment was entered on December 29, 2010 based on the jury verdict.  The jury found that certain products of the defendants directly and/or indirectly infringe the SynQor patents.  The jury awarded damages of $8.1 million against the Company, which was recorded by the Company as a litigation charge in the consolidated statement of operations in the fourth quarter of 2010.  On July 11, 2011, the Court awarded supplemental damages of $2.5 million against the Company.  Of this amount, $1.9 million is covered through an indemnification agreement with one of Bel’s customers and the remaining $0.6 million was recorded as an expense by the Company during the second quarter of 2011.  During the third quarter of 2011, the Company recorded costs and interest associated with this lawsuit of $0.2 million.  A final judgment in the case was entered on August 17, 2011.  The Company filed a notice of appeal with the Federal Circuit Court of Appeals on October 28, 2011.  In November 2011, the Company posted a $13.0 million supersedeas bond to the Court in the Eastern District of Texas while the case was on appeal to the Federal Circuit.  The amount of the bond was reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2012.   The United States Court of Appeals for the Federal Circuit (“CAFC”) heard oral argument in the SynQor I case on October 2, 2012 and issued its opinion on March 13, 2013.  In its opinion, the CAFC affirmed the district court’s findings and judgment on all issues up on appeal.  The Company and the other Defendants jointly filed a Petition for Rehearing En Banc with the CAFC on April 12, 2013, which was denied by the CAFC on May 14, 2013.  The Defendants filed a joint petition for certiorari with the Supreme Court on September 23, 2013.  In November 2013, the Supreme Court denied the joint petition for certiorari, and the Company released a payment to SynQor of $10.9 million.  The Company subsequently received a $2.1 million payment from one of its customers related to the aforementioned indemnification agreement and reimbursement of certain legal fees.  The remaining $2.1 million in escrow was released back to the Company in December 2013 and as such, there was no balance in restricted cash remaining on the consolidated balance sheet at December 31, 2013.

Return to Index
In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-injunction damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 (“SynQor II case”).  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-injunction damages related to this case.  As a result, the Company does not anticipate that its consolidated statement of operations will be materially impacted by any potential post-injunction damages.  This case went to trial on July 30, 2013.  A decision has yet to be rendered on this case.

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

The Company, through its subsidiary Cinch Connectors Inc., is a defendant in an asbestos lawsuit captioned Richard G. Becker vs. Adience Inc., et al. The lawsuit was filed in the Circuit Court for the County of Wayne in the State of Michigan. The complaint was amended to include Cinch Connectors Inc. and other defendants on August 13, 2012. The Company filed its answer to the complaint on October 19, 2012.  This case was settled for a de minimis amount on September 25, 2013.

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

The Company was a plaintiff in a lawsuit captioned Bel Fuse Inc. v. Halo brought in the United States District Court of New Jersey during June 2007.  The Company claimed that Halo infringed a patent covering certain integrated connector modules made by Halo.  The Company was seeking an unspecified amount of damages plus interest, costs and attorney fees.  In August 2011, a settlement agreement was signed by the Company and Halo with regard to this lawsuit, whereby Halo agreed to pay the Company a 10% royalty related to its net worldwide sales of its integrated connector modules in exchange for a fully paid-up license of the Bel patent.  This royalty income was included in net sales in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Return to Index

17.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 are summarized below (dollars in thousands):

	2013	2012

Foreign currency translation adjustment	$1,904	$927
Unrealized holding gain on available-for-sale
securities, net of taxes of $169 and $161 as of
December 31, 2013 and 2012	282	256
Unfunded SERP liability, net of taxes of $(693) and
$(1,151) as of December 31, 2013 and 2012	(1,541)	(2,610)

Accumulated other comprehensive income (loss)	$645	$(1,427)

Changes in accumulated other comprehensive loss by component during the year ended December 31, 2013 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-		Unfunded
	Adjustment	Sale Securities		SERP Liability		Total

Balance at January 1, 2013	$927	$256		$(2,610)		$(1,427)
Other comprehensive income (loss) before reclassifications	977	87		761		1,825
Amounts reclassified from accumulated other
comprehensive income (loss)	-	(61)	(a)	308	(b)	247
Net current period other comprehensive income (loss)	977	26		1,069		2,072

Balance at December 31, 2013	$1,904	$282		$(1,541)		$645

(a) This reclassification relates to the gain on sale of SERP investments during the third quarter of 2013. This is reflected as a gain on sale of investment in the accompanying condensed consolidated statements of operations.

(b) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

18.         RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company had $2.0 million invested in a money market fund with GAMCO Investors, Inc. (“GAMCO”).  This investment was sold in 2013 and as such, there were no holdings with GAMCO at December 31, 2013.  GAMCO is a current shareholder of the Company, with holdings of its Class A stock of approximately 33.6%.  However, as discussed in Note 15, GAMCO’s voting rights are currently suspended.

Return to Index

19.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results (unaudited) for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands, except per share data):

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013 (c)	2013 (c)	2013	2013 (a)

Net sales	$63,028	$93,981	$101,164	$91,016	$349,189

Cost of sales	53,932	78,724	81,136	73,160	286,952

Net (loss) earnings	(558)	1,689	7,380	7,397	15,908

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.14	$0.62	$0.61	$1.32
Class B common share - basic and diluted	$(0.05)	$0.15	$0.65	$0.65	$1.41

					Total Year
	Quarter Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2012	2012	2012	2012 (b)	2012 (a)

Net sales	$65,561	$73,222	$76,059	$71,752	$286,594

Cost of sales	55,136	61,081	63,472	60,426	240,115

Net earnings (loss)	872	1,441	2,492	(2,432)	2,373

Earnings (loss) per share:
Class A common share - basic and diluted	$0.07	$0.11	$0.20	$(0.21)	$0.17
Class B common share - basic and diluted	$0.08	$0.12	$0.21	$(0.21)	$0.21

(a)	Quarterly amounts of earnings per share may not agree to the total for the year due to rounding.

(b)
The net loss for the quarter ended December 31, 2012 includes $3.1 million of restructuring charges primarily related to severance charges and the writedown of assets associated with the closure of the Company’s Vinita, Oklahoma manufacturing facility.

(c)
The net earnings for the quarters ended June 30, 2013 and September 30, 2013 have been restated to include the effects of measurement period adjustments related to the acquisitions of TRP and Array.  These measurement period adjustments reduced the previously-reported net earnings by $0.7 million and $0.5 million for the quarters ended June 30, 2013 and September 30, 2013, respectively, and primarily related to the step-up of inventory to fair value, and higher depreciation and amortization expense related to the appraised fair values of property, plant and equipment, and the various intangible assets as further described in Note 2.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2013:
Allowance for doubtful accounts	$743	$325	$50	$(177)	$941
Allowance for excess and obsolete inventory	$5,490	$(85)	$7	$(1,471)	$3,941
Deferred tax assets - valuation allowances	$1,874	$308	$-	$(227)	$1,955

Year ended December 31, 2012:
Allowance for doubtful accounts	$771	$(123)	$109	$(14)	$743
Allowance for excess and obsolete inventory	$4,776	$1,345	$3	$(634)	$5,490
Deferred tax assets - valuation allowances	$1,232	$651	$-	$(9)	$1,874

Year ended December 31, 2011:
Allowance for doubtful accounts	$653	$125	$12	$(19)	$771
Allowance for excess and obsolete inventory	$4,607	$1,042	$(3)	$(870)	$4,776
Deferred tax assets - valuation allowances	$1,463	$146	$-	$(377)	$1,232

(a) Write-offs

(b) Includes foreign currency translation adjustments

S-1

Return to Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2013, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company’s management, including these officers, by other of the Company’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives.

Based on their evaluation as of December 31, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company acquired the 2013 Acquired Companies during the year ended December 31, 2013.  These acquisitions, with combined assets and current year net sales at and for the year ended December 31, 2013 representing 21% and 20%, respectively, of the consolidated financial statement amounts, have been excluded from management’s assessment of internal control over financial reporting.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (1992), excluding the 2013 Acquired Companies, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

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

Return to Index

Item 10.                             Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.                            Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	1,120,000

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	1,120,000

Item 13.              Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.              Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Page
(a)	Financial Statements

1. Financial Statements filed as part of this Annual Report on Form 10-K:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for Each of the Three
	Years in the Period Ended December 31, 2013	F-3

Consolidated Statements of Comprehensive Income for Each of the Three
	Years in the Period Ended December 31, 2013	F-4

Consolidated Statements of Stockholders' Equity for Each of the
	Three Years in the Period Ended December 31, 2013	F-5

Consolidated Statements of Cash Flows for Each of the
	Three Years in the Period Ended December 31, 2013	F-6

	Notes to Consolidated Financial Statements	F-8

2. Financial statement schedules filed as part of this report:

	Schedule II: Valuation and Qualifying Accounts	S-1

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

10.11
Sixth Amendment to Credit and Guaranty Agreement dated as of November 8, 2013, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and incorporated herein by reference.

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

Dated: March 13, 2014

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 13, 2014
Daniel Bernstein	and Director

/s/ Howard Bernstein	Director	March 13, 2014
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 13, 2014
Robert H. Simandl

/s/ Peter Gilbert	Director	March 13, 2014
Peter Gilbert

/s/ John Tweedy	Director	March 13, 2014
John Tweedy

/s/ John Johnson	Director	March 13, 2014
John Johnson

/s/ Avi Eden	Director	March 13, 2014
Avi Eden

/s/ Mark Segall	Director	March 13, 2014
Mark Segall

/s/ Norman Yeung	Director	March 13, 2014
Norman Yeung

/s/ Colin Dunn	Vice President of Finance and Secretary	March 13, 2014
Colin Dunn