Form 10-Q
period 2014-03-31
BEL FUSE INC /NJ
filed 2014-05-12
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2014
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,333,677

BEL FUSE INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	1

		Condensed Consolidated Balance Sheets as of March 31, 2014
		and December 31, 2013 (unaudited)	2

		Condensed Consolidated Statements of Operations for the Three
		Months Ended March 31, 2014 and 2013 (unaudited)	3

		Condensed Consolidated Statements of Comprehensive (Loss) Income for
		the Three Months Ended March 31, 2014 and 2013 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2014 and 2013 (unaudited)	5 - 6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 15

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	16 - 21

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	22

	Item 4.	Controls and Procedures	22

Part II		Other Information

	Item 1.	Legal Proceedings	22

	Item 6.	Exhibits	23

	Signatures		24

PART I.                      Financial Information

Item 1.                      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$53,906	$62,123
Accounts receivable - less allowance for doubtful accounts of $977
and $941 at March 31, 2014 and December 31, 2013, respectively	57,363	63,849
Inventories	67,976	70,019
Prepaid expenses and other current assets	4,072	3,519
Refundable income taxes	2,270	1,650
Deferred income taxes	2,518	2,995
Total Current Assets	188,105	204,155

Property, plant and equipment - net	39,344	40,896
Deferred income taxes	1,990	1,680
Intangible assets - net	28,987	29,472
Goodwill	18,641	18,490
Other assets	13,837	13,448
TOTAL ASSETS	$290,904	$308,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,192	$29,518
Accrued expenses	16,521	22,442
Short-term borrowings under revolving credit line	4,000	12,000
Notes payable	688	739
Income taxes payable	1,445	1,496
Dividends payable	815	786
Total Current Liabilities	46,661	66,981

Long-term Liabilities:
Liability for uncertain tax positions	1,527	1,218
Minimum pension obligation and unfunded pension liability	11,103	10,830
Other long-term liabilities	417	410
Total Long-term Liabilities	13,047	12,458
Total Liabilities	59,708	79,439

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,333,677 and 9,335,677 shares outstanding, respectively
(net of 3,218,307 treasury shares)	933	933
Additional paid-in capital	19,460	18,914
Retained earnings	209,712	207,993
Accumulated other comprehensive income	874	645
Total Stockholders' Equity	231,196	228,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,904	$308,141

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net Sales	$82,646	$63,028

Costs and expenses:
Cost of sales	68,576	53,932
Selling, general and administrative	11,189	10,399
Restructuring charges	-	124
	79,765	64,455

Income (loss) from operations	2,881	(1,427)

Interest expense	(30)	(3)
Interest income and other, net	51	38

Earnings (loss) before provision (benefit) for income taxes	2,902	(1,392)
Provision (benefit) for income taxes	399	(834)

Net earnings (loss)	$2,503	$(558)

Earnings (loss) per share:
Class A common share - basic and diluted	$0.20	$(0.05)
Class B common share - basic and diluted	$0.22	$(0.05)

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,334,955	9,221,104

Dividends paid per share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net earnings (loss)	$2,503	$(558)

Other comprehensive income:
Currency translation adjustment, net of taxes of $34 and ($221), respectively	169	(1,413)
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $17 and $52, respectively	28	85
Change in unfunded SERP liability, net of taxes of $14 and ($27), respectively	32	(61)
Other comprehensive income (loss)	229	(1,389)

Comprehensive income (loss)	$2,732	$(1,947)

See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$2,503	$(558)
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization	3,406	2,220
Stock-based compensation	546	470
Other, net	220	255
Deferred income taxes	58	(859)
Changes in operating assets and liabilities (see page 6)	(4,897)	222
Net Cash Provided by Operating Activities	1,836	1,750

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,242)	(1,151)
Payment for acquisition, net of cash acquired (see page 6)	-	(14,121)
Proceeds from disposal of property, plant and equipment	21	6
Net Cash Used in Investing Activities	(1,221)	(15,266)

Cash flows from financing activities:
Dividends paid to common shareholders	(755)	(762)
Repayments under revolving credit line	(8,000)	-
Decrease in notes payable	(50)	(79)
Purchase and retirement of Class B common stock	-	(3,356)
Net Cash Used In Financing Activities	(8,805)	(4,197)

Effect of exchange rate changes on cash	(27)	(237)

Net Decrease in Cash and Cash Equivalents	(8,217)	(17,950)
Cash and Cash Equivalents - beginning of period	62,123	71,262
Cash and Cash Equivalents - end of period	$53,906	$53,312

(Continued)
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013

Changes in operating assets and liabilities consist of:
Decrease in accounts receivable	$6,490	$5,652
Decrease in inventories	2,052	237
Increase in prepaid expenses and other current assets	(555)	(1,494)
(Increase) decrease in other assets	(315)	12
Decrease in accounts payable	(6,301)	(2,170)
Decrease in accrued expenses	(5,912)	(2,104)
Increase in other liabilities	8	7
Decrease in accrued restructuring costs	-	(122)
(Decrease) increase in income taxes payable	(364)	204
	$(4,897)	$222

Supplementary information:
Cash paid (received) during the period for:
Income taxes, net of refunds received	$676	$(237)
Interest	11	3

Details of acquisitions:
Fair value of identifiable net assets acquired	$-	$28,108
Goodwill	-	1,240
Fair value of net assets acquired	$-	$29,348

Fair value of net assets acquired	$-	$29,348
Less: Cash acquired in acquisition	-	(8,388)
Deferred consideration	-	(6,839)
Cash paid for acquisitions, net of cash acquired	$-	$14,121
See notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2014, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2014 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2013.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L (“Powerbox”).  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values.  The accompanying condensed consolidated statement of operations for the three months ended March 31, 2013 has been restated to reflect immaterial measurement period adjustments related to the applicable 2012 Acquisitions.

On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited (“Transpower”) and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity (“TRP”).  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation (“Array”). The acquisitions of TRP and Array may hereafter be referred to collectively as either the “2013 Acquisitions” or the “2013 Acquired Companies”.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values. The accompanying condensed consolidated financial statements as of December 31, 2013 and for the three months ended March 31, 2013 have been restated to reflect immaterial measurement period adjustments related to the applicable 2013 Acquisitions. There were no operating activities related to either of the 2013 Acquisitions during the three months ended March 31, 2013. The Company’s condensed consolidated results of operations for the three months ended March 31, 2014 include the operating results of the 2013 Acquisitions for the entire period.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the three months ended March 31, 2014.  Recent accounting pronouncements adopted during the first three months of 2014 are as follows:

Accounting Standards Update No. 2013-11 – Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”)

ASU No. 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.   The guidance in ASU No. 2013-11 was effective for interim and annual periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Company’s results of operations, financial condition or cash flows.

2.	EARNINGS (LOSS) PER SHARE

The Company utilizes the two-class method to report its earnings (loss) per share.  The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (loss).  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings (loss) per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (loss) have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share, for each class of common stock, are computed by dividing net earnings (loss) by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three months ended March 31, 2014 or March 31, 2013 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2014	2013

Numerator:
Net earnings (loss)	$2,503	$(558)
Less Dividends declared:
Class A	130	130
Class B	654	632
Undistributed earnings (loss)	$1,719	$(1,320)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$312	$(242)
Class B undistributed earnings (loss)	1,407	(1,078)
Total undistributed earnings (loss)	$1,719	$(1,320)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$442	$(112)
Class B net earnings (loss)	2,061	(446)
Net earnings (loss)	$2,503	$(558)

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912
Class B common share - basic and diluted	9,334,955	9,221,104

Earnings (loss) per share:
Class A common share - basic and diluted	$0.20	$(0.05)
Class B common share - basic and diluted	$0.22	$(0.05)

3.           ACQUISITIONS

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

During the three months ended March 31, 2014 and 2013, the Company incurred less than $0.1 million and $0.3 million, respectively, of acquisition-related costs associated with the 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

The purchase price allocations for TRP and Array were finalized during the first quarter of 2014.  The following table depicts the finalized respective acquisition date fair values of the consideration paid and identifiable net assets acquired (in thousands):

	TRP			Array			2013 Acquisitions
		Measurement	March 29,		Measurement	August 20,	Acquisition-Date
	March 29,	Period	2013	August 20,	Period	2013	Fair Values
	2013	Adjustments	(As finalized)	2013	Adjustments	(As finalized)	(As finalized)
Cash	$8,388	$-	$8,388	$-	$-	$-	$8,388
Accounts receivable	11,580	(39)	11,541	994	-	994	12,535
Inventories	6,258	1,097	7,355	2,588	(1,595)	993	8,348
Other current assets	1,953	(334)	1,619	83	345	428	2,047
Property, plant and equipment	4,693	1,097	5,790	2,285	1,225	3,510	9,300
Intangible assets	-	6,110	6,110	-	1,470	1,470	7,580
Other assets	1,151	198	1,349	84	1,663	1,747	3,096
Total identifiable assets	34,023	8,129	42,152	6,034	3,108	9,142	51,294

Accounts payable	(8,565)	331	(8,234)	(677)	1	(676)	(8,910)
Accrued expenses	(4,003)	(462)	(4,465)	(206)	(79)	(285)	(4,750)
Other current liabilities	(25)	(734)	(759)	(214)	214	-	(759)
Noncurrent liabilities	-	(586)	(586)	(643)	(1,105)	(1,748)	(2,334)
Total liabilities assumed	(12,593)	(1,451)	(14,044)	(1,740)	(969)	(2,709)	(16,753)
Net identifiable assets acquired	21,430	6,678	28,108	4,294	2,139	6,433	34,541
Goodwill	8,278	(7,038)	1,240	5,666	(2,094)	3,572	4,812
Net assets acquired	$29,708	$(360)	$29,348	$9,960	$45	$10,005	$39,353

Cash paid	$22,400	$6,948	$29,348	$9,960	$45	$10,005	$39,353
Assumption of severance payment	109	(109)	-	-	-	-	-
Fair value of consideration
transferred	22,509	6,839	29,348	9,960	45	10,005	39,353
Deferred consideration	7,199	(7,199)	-	-	-	-	-
Total consideration paid	$29,708	$(360)	$29,348	$9,960	$45	$10,005	$39,353

The measurement period adjustments noted above primarily relate to adjustments to fair value based on the appraisals on inventory, property, plant and equipment, and intangible assets.  In addition, various other asset and liability accounts had measurement period adjustments related to deferred taxes.

The results of operations of the 2013 Acquired Companies have been included in the Company’s consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three months ended March 31, 2014, the 2013 Acquired Companies contributed $17.9 million of revenue and $1.3 million of net earnings to the Company’s consolidated financial results.  There was no operating activity related to either of the 2013 Acquisitions during the three months ended March 31, 2013.

The unaudited pro forma information below presents the combined operating results of the Company and the 2013 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2013 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2013 Acquisitions had occurred as of January 1, 2012, nor is the pro forma data intended to be a projection of results that may be obtained in the future.  The following unaudited pro forma consolidated results of operations assume that the acquisitions of the 2013 Acquired Companies were completed as of January 1, 2012.  The 2013 unaudited pro forma net earnings were adjusted to exclude $0.3 million of acquisition-related costs ($0.3 million after tax) incurred during the first quarter of 2013 (dollars in thousands except per share data):

Three Months Ended
March 31, 2013

Revenue	$85,291
Net earnings	2,368
Earnings per Class A common share - basic and diluted	0.20
Earnings per Class B common share - basic and diluted	0.21

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2014 and December 31, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.5 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

As of March 31, 2014 and December 31, 2013, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the first quarter of 2014.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the first quarter of 2014.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
Available-for-sale securities:
Investments held in rabbi trust	$3,359	$3,359	$-	$-
Marketable securities	4	4	-	-

Total	$3,363	$3,363	$-	$-

As of December 31, 2013
Available-for-sale securities:
Investments held in rabbi trust	$3,313	$3,313	$-	$-
Marketable securities	3	3	-	-

Total	$3,316	$3,316	$-	$-

The Company has other financial instruments, such as cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2014 or December 31, 2013.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2014 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$29,942	$29,428
Work in progress	8,636	8,783
Finished goods	29,398	31,808
	$67,976	$70,019

6.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total segment sales:
North America	$31,454	$29,222
Asia	49,891	32,725
Europe	10,892	10,125
Total segment sales	92,237	72,072
Reconciling item:
Intersegment sales	(9,591)	(9,044)
Net sales	$82,646	$63,028

Income (loss) from operations:
North America	$882	$(1,482)
Asia	1,673	(666)
Europe	326	721
	$2,881	$(1,427)

The following items are included in the income (loss) from operations presented above:

Recent Acquisitions – During the three months ended March 31, 2014, the acquisition of TRP contributed revenues of $15.6 million and income from operations of $1.4 million to the Company’s Asia operating segment and revenues of $0.6 million and income from operations of $0.1 million to the Company’s Europe operating segment. During the three months ended March 31, 2014, the acquisition of Array contributed revenues of $1.6 million and a loss from operations of $0.5 million to the Company’s North America operating segment.  There was no operating activity related to either of the 2013 Acquisitions during the three months ended March 31, 2013.

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

7.            INCOME TAXES

At March 31, 2014 and December 31, 2013, the Company has approximately $2.3 million and $2.2 million, respectively, of liabilities for uncertain tax positions ($0.8 million and $1.0 million, respectively, included in income taxes payable and $1.5 million and $1.2 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 and for state examinations before 2007.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2008 in Asia and generally 2006 in Europe.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2014.  A total of $0.8 million of previously recorded liabilities for uncertain tax positions relates principally to the 2010 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2014.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During each of the three months ended March 31, 2014 and 2013, the Company recognized an immaterial amount of interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.2 million accrued for the payment of such interest and penalties at March 31, 2014 and December 31, 2013, a portion of which is included in each of income taxes payable and liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for the TRP and Array acquisitions.  At March 31, 2014, a net deferred tax asset of $1.9 million remains on the condensed consolidated balance sheet.

The Company does not intend to make any election to step up the tax basis of the 2013 Acquisitions to fair value under IRC Section 338(g).

On December 31, 2013, under the “American Taxpayer Relief Act” (“ATRA”), the Research and Experimentation credit (“R&E”) expired.  The Company did not recognize any R&E credits during the three months ended March 31, 2014.  If the R&E credit is extended back to January 1, 2014, the Company will recognize the R&E credit at that time.  The annual R&E credit is approximately $0.4 million.  During the first quarter of 2013, the Company recognized a $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

8.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Sales commissions	$1,378	$1,431
Subcontracting labor	2,201	2,406
Salaries, bonuses and related benefits	8,706	13,674
Litigation reserve	724	723
Other	3,512	4,208
	$16,521	$22,442

9.	DEBT

At March 31, 2014 and December 31, 2013, the Company maintained a $30 million line of credit, which expires on October 14, 2016.  The borrowings under the line of credit amounted to $4.0 million and $12.0 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, the balance available under the credit agreement was $26.0 million and $18.0 million, respectively.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  The credit agreement bears interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at March 31, 2014 and December 31, 2013 was 1.4% at each date.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the credit agreement during the three months ended March 31, 2014.  There was no interest expense related to the line of credit during the three months ended March 31, 2013 as there were no borrowings outstanding during that period.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  The Company was in compliance with its debt covenants as of March 31, 2014.

10.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The Employees’ Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended March 31, 2014 and 2013 amounted to approximately $0.2 million and $0.1 million, respectively.  Prior to January 1, 2012, the plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of March 31, 2014, the plan owned 14,899 and 186,030 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also has a retirement fund in Asia which covers substantially all of its Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended March 31, 2014 and 2013 amounted to approximately $0.1 million in each period.  As of March 31, 2014, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP plan, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Service cost	$138	$139
Interest cost	135	112
Amortization of adjustments	46	77
Total SERP expense	$319	$328

	March 31,	December 31,
	2014	2013
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,103	$10,830

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,184	$1,230
Net loss	1,004	1,004
	$2,188	$2,234

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at March 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

	March 31,	December 31,
	2014	2013

Foreign currency translation adjustment, net of taxes of $111 and $77
at March 31, 2014 and December 31, 2013	$2,073	$1,904
Unrealized holding gains on available-for-sale
securities, net of taxes of $186 and $169 as of
March 31, 2014 and December 31, 2013	310	282
Unfunded SERP liability, net of taxes of ($679) and ($693) as
of March 31, 2014 and December 31, 2013	(1,509)	(1,541)

Accumulated other comprehensive income	$874	$645

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2014 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2014	$1,904	$282	$(1,541)		$645
Other comprehensive income (loss) before reclassifications	169	28	-		197
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	32	(a)	32
Net current period other comprehensive income (loss)	169	28	32		229

Balance at March 31, 2014	$2,073	$310	$(1,509)		$874

(a) This reclassification relates to the amortization of prior service costs associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

12.           LEGAL PROCEEDINGS

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company’s results of operations or financial position.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the details of all of Bel’s material pending lawsuits.  Certain developments that have arisen in legal proceedings subsequent to the filing of the Company’s Annual Report on Form 10-K are described below.

The Company was a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007 (“SynQor I case”).  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case initially went to trial in December 2010.  A decision was ultimately rendered in November 2013 in favor of the plaintiff, and the Company released a payment to SynQor of $10.9 million.  The Company subsequently received a $2.1 million payment from one of its customers related to an indemnification agreement and reimbursement of certain legal fees.

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-verdict damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 (“SynQor II case”).  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was accrued at March 31, 2014, and is subject to reimbursement under the previously-mentioned indemnification agreement.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  Molex filed a motion to dismiss the complaint on August 6, 2013.  The Company filed an amended complaint and response on August 20, 2013.  Molex withdrew its original Motion to Dismiss and filed a second, revised Motion to Dismiss on September 6, 2013.  The Company filed its response on October 7, 2013.  There is no further update on this case as of the filing date of this Quarterly Report on Form 10-Q.

13.           SUBSEQUENT EVENT

On April 25, 2014, the Company entered into a Stock and Asset Purchase Agreement with ABB Ltd. (“ABB”) pursuant to which the Company has agreed to acquire the Power-One Power Solutions business from ABB for approximately $117.0 million in cash.  This acquisition is expected to close at the end of the second quarter of 2014 and will be funded through bank borrowings and cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company’s SEC filings.

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

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the three months ended March 31, 2014, 52% of the Company’s revenues were derived from Asia, 35% from North America and 13% from its Europe operating segment.  Sales of the Company’s magnetic products represented approximately 48% of its total net sales during the three months ended March 31, 2014.  The remaining revenues related to sales of the Company’s interconnect products (36%), module products (13%) and circuit protection products (3%).

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

Trends Affecting our Business

The Company believes the key factors affecting Bel’s results for the three months ended March 31, 2014 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisitions of TRP and Array during late-March and August 2013, respectively. During the three months ended March 31, 2014, these acquisitions contributed a combined $17.9 million of sales and a combined $1.0 million of income from operations.  Due to the timing of the acquisition dates, there were no contributions of operating results related to either acquisition during the three months ended March 31, 2013.

•
Revenues – Excluding the revenue contributions from the 2013 Acquisitions described above, the Company’s revenues for the three months ended March 31, 2014 increased by $1.7 million as compared to the same period of 2013.  Bel’s magnetic and interconnect product lines had increases in revenue of $1.8 million and $2.4 million, respectively, during the first quarter of 2014 as compared to the first quarter of 2013.  These increases were partially offset by a $2.5 million decrease in module sales.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the three months ended March 31, 2014, the Company experienced a favorable shift in the mix of products sold as compared to the same period of 2013.

•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  While pricing of electrical components during the first quarter of 2014 was consistent with the same period of 2013, there have been recent pricing pressures in this area which may impact future quarters.  With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the first quarter of 2014 as compared to the first quarter of 2013.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs as a percentage of sales increased from 12.6% during the first quarter of 2013 to 14.2% during the first quarter of 2014. Rising labor costs in the PRC and the strengthening of the Chinese Renminbi continue to impact our overall profit margins.  With the addition of TRP, approximately half of Bel’s total sales are now generated from labor-intensive magnetic products, which are primarily manufactured in the PRC.  In February 2013, the PRC government increased the minimum wage by 19% in regions where the factories that Bel uses are located.  This increase was effective May 1, 2013.

•	Acquisition-Related Costs – Bel continues to pursue additional acquisition opportunities that could result in additional legal and other professional costs in future periods.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the three months ended March 31, 2014 compared to the first quarter of 2013 is primarily attributed to a pretax profit in the North America and Asia segments for the three months ended March 31, 2014 compared to a pretax loss in these geographic segments for the same period in 2013.  In addition, for the three months ended March 31, 2013, the Company recognized an additional $0.4 million in Research and Experimentation (“R&E”) credits related to the year ended December 31, 2012.  See Note 7 of the condensed consolidated financial statements.

Bel’s continuing strategy to leverage its overhead structure by increasing revenue primarily through acquisitions is generating positive results.  The Company added significantly to revenue and earnings through acquisitions in 2013 and additional acquisition opportunities, if consummated, would further expand Bel’s business in 2014.  In addition to the acquisition strategy, management remains focused on controlling costs, increasing manufacturing efficiency through integration and automation, and the adoption of best practices throughout the organization.  Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014		2013
North America	$28,732	35%	$26,817	42%
Asia	43,048	52%	26,415	42%
Europe	10,866	13%	9,796	16%
	$82,646	100%	$63,028	100%

Net sales and income (loss) from operations by reportable operating segment for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total segment sales:
North America	$31,454	$29,222
Asia	49,891	32,725
Europe	10,892	10,125
Total segment sales	92,237	72,072
Reconciling item:
Intersegment sales	(9,591)	(9,044)
Net sales	$82,646	$63,028

Income (loss) from operations:
North America	$882	$(1,482)
Asia	1,673	(666)
Europe	326	721
	$2,881	$(1,427)

During the three months ended March 31, 2014, the acquisition of TRP contributed revenues of $15.6 million and income from operations of $1.4 million to the Company’s Asia operating segment and revenues of $0.6 million and income from operations of $0.1 million to the Company’s Europe operating segment. The acquisition of Array contributed $1.6 million of sales and a loss from operations of $0.5 million to the Company’s North America operating segment.  The improvement in income from operations in North America in the first quarter of 2014 as compared to 2013 relates to the Cinch operations.  Both sales and income from operations during the first quarter of 2013 were negatively impacted by the relocation of Cinch’s manufacturing operations.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America during 2013.  These transition issues were resolved by the end of 2013.

Overview of Financial Results

Sales for the three months ended March 31, 2014 increased by 31.1% to $82.6 million from $63.0 million for the same period of 2013.  Sales were favorably impacted by the contributions made by the acquisitions of TRP and Array, and the rebounding of Cinch sales after the relocation of its manufacturing operations in early 2013.  Pricing to customers was adjusted during the latter half of 2013 to recover some of the higher labor costs in China and other cost increases resulting from the continued strengthening of the Chinese Renminbi.  These increased prices are reflected in the first quarter 2014 sales figures above. Selling, general and administrative expense was $0.8 million higher in the first quarter of 2014 as compared to the same period of 2013, primarily due to the inclusion of expenses from the recent acquisitions.  These factors led to net earnings of $2.5 million for the first quarter of 2014 as compared to a net loss of $0.6 million for the same period of 2013.   Additional details related to these factors affecting the first quarter results are described in the Results of Operations section below.

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

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2014	2013

Net sales	100.0%	100.0%
Cost of sales	83.0	85.6
Selling, general and administrative ("SG&A") expenses	13.5	16.5
Restructuring charge	-	0.2
Interest income and other, net	-	0.1
Earnings (loss) before provision (benefit) for income taxes	3.5	(2.2)
Provision (benefit) for income taxes	0.5	(1.3)
Net earnings (loss)	3.0	(0.9)

The following table sets forth the year over year percentage increase of certain items included in the Company’s condensed consolidated statements of operations.

Increase from
Prior Period
Three Months Ended
March 31, 2014
Compared with
Three Months Ended
March 31, 2013

Net sales	31.1%
Cost of sales	27.2
SG&A expenses	7.6
Net earnings/loss	548.6

Sales

Net sales increased 31.1% from $63.0 million during the three months ended March 31, 2013 to $82.6 million during the three months ended March 31, 2014.  The Company’s net sales by major product line for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014		2013
Interconnect products	$30,170	36%	$26,112	41%
Magnetic products	39,298	48%	21,257	34%
Module products	10,850	13%	13,370	21%
Circuit protection products	2,328	3%	2,289	4%
	$82,646	100%	$63,028	100%

Sales of the Company’s magnetic products for the first quarter of 2014 include $16.2 million of TRP integrated connector module (ICM) products.  As TRP was acquired in late-March 2013, there were no contributions from TRP during the first quarter of 2013.  The acquisition of Array in August 2013 contributed $1.6 million of sales to the Company’s interconnect product line during the first quarter of 2014.  During the first quarter of 2013, the Company experienced a reduction in sales of Cinch’s interconnect products due to the relocation of its manufacturing operations.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three months ended March 31, 2014 and 2013 was comprised of the following:

	Three Months Ended
	March 31,
	2014	2013
Material costs	42.3%	46.3%
Labor costs	14.2%	12.6%
Research and development expenses	4.1%	4.7%
Other expenses	22.4%	22.0%
Total cost of sales	83.0%	85.6%

Material costs as a percentage of sales were lower in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to the reduction in sales of module products, which have a higher material content than Bel’s other product lines.  An increase in sales of Cinch and Array products in 2014 also contributed to the decrease, as these products have lower material content than Bel’s other product lines.  Material costs during the first quarter of 2013 were also unusually high as the Company experienced operational inefficiencies and other start-up costs related to the relocation of Cinch’s U.S. manufacturing operations.

Labor costs during the first quarter of 2014 increased as a percentage of sales as compared to the same period of 2013, primarily due to the addition of TRP and Array in 2013, higher sales of Bel integrated connector module (ICM) and Cinch products, and the shift in product mix away from low-labor content products described above.  Government-mandated wage increases in the PRC and the strengthening of the Chinese Renminbi further increased labor costs over the prior year.  These increases were partially offset by the non-recurrence of manufacturing inefficiencies associated with the Cinch manufacturing reorganization in early 2013, and the realization of cost savings from that initiative.

Included in cost of sales are research and development (R&D) expenses of $3.4 million and $3.0 million for the three-month periods ended March 31, 2014 and 2013, respectively.  The majority of the increase relates to the inclusion of R&D expenses associated with TRP and Array, which have been included in Bel’s results since their respective acquisition dates.

Selling, General and Administrative Expenses (“SG&A”)

The dollar amount of SG&A expenses was $0.8 million higher during the three months ended March 31, 2014 as compared to the same period of 2013, due almost entirely to the inclusion of SG&A expenses of the 2013 Acquisitions.  Other factors included a $0.5 million increase in wages and fringe expense and a $0.4 million reduction in acquisition-related costs during the first quarter of 2014 as compared to the same period of 2013.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision (benefit) for income taxes for the three months ended March 31, 2014 was $0.4 million compared to a benefit of ($0.8) million for the three months ended March 31, 2013.  The Company’s earnings before income taxes for the three months ended March 31, 2014 are approximately $4.3 million higher than the same period in 2013.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings (loss) before provision (benefit) for income taxes, was 13.8% and (59.9%) for the three-month periods ended March 31, 2014 and 2013, respectively.   The change in the effective tax rate during the three months ended March 31, 2014 compared to the first quarter of 2013 is primarily attributed to a pretax profit in the North America and Asia segments for the three months ended March 31, 2014 compared to a pretax loss in these geographic segments for the same period in 2013.  In addition, for the three months ended March 31, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012. See Note 7 of the condensed consolidated financial statements.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions through cash flows from operating activities, cash reserves, borrowings, and the issuance of Bel Fuse Inc. common stock.  Management believes that the cash flow from operations after payments of dividends combined with its existing capital base, cash reserves and the Company’s available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company’s existing products, an inability to respond to customer demand for new products, potential acquisitions (as discussed below) requiring substantial capital, future expansion of the Company’s operations and net losses that would result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

The Company has an unsecured credit agreement in the amount of $30 million, which expires on October 14, 2016.  The borrowings under the line of credit amounted to $4.0 million and $12.0 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, the balance available under the credit agreement was $26.0 million and $18.0 million, respectively.  Amounts outstanding under this line of credit are collateralized with a first priority security interest in 100% of the issued and outstanding shares of the capital stock of the Company's material domestic subsidiaries and 65% of all the issued and outstanding shares of the capital stock of certain of the foreign subsidiaries of the Company.  The credit agreement bears interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at March 31, 2014 and December 31, 2013 was 1.4% at each date.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the credit agreement during the three months ended March 31, 2014.  There was no interest expense related to the line of credit during the three months ended March 31, 2013 as there were no borrowings outstanding during that period.  Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions.  The Company was in compliance with its debt covenants as of March 31, 2014.

On April 25, 2014, the Company entered into a Stock and Asset Purchase Agreement with ABB Ltd. (“ABB”) pursuant to which the Company has agreed to acquire the Power-One Power Solutions business from ABB for approximately $117.0 million in cash.  This acquisition is expected to close at the end of the second quarter of 2014 and will be funded through bank borrowings and cash on hand.

Cash Flows

During the three months ended March 31, 2014, the Company’s cash and cash equivalents decreased by $8.2 million. This resulted primarily from $8.0 million of repayments under the revolving credit line, $1.2 million paid for the purchase of property, plant and equipment and $0.8 million for payments of dividends, partially offset by $1.8 million provided by operating activities.  As compared to the three months ended March 31, 2013, cash provided by operating activities increased by $0.1 million.  During the three months ended March 31, 2014, accounts receivable decreased by $6.5 million primarily due to lower sales volume in the first quarter of 2014 as compared to the fourth quarter of 2013.  Inventories decreased by $2.1 million during the three months ended March 31, 2014 as, among other factors, production levels during the first quarter of 2014 were lower due to the Chinese New Year holiday.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 38.3% and 40.9% of the Company’s total assets at March 31, 2014 and December 31, 2013, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 4.0 to 1 and 3.0 to 1 at March 31, 2014 and December 31, 2013, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and there have not been any material changes with regard to market risk during the three months ended March 31, 2014.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of market risks.

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

PART II.     Other Information

Item 1.                   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 12 of the Company’s Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a) Exhibits:

2.1*	Stock purchase agreement by and among Bel Fuse Inc., Power-One, Inc. and PWO Holdings B.V. dated as of April 25, 2014.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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
May 12, 2014
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1* - Stock purchase agreement by and among Bel Fuse Inc., Power-One, Inc. and PWO Holdings B.V. dated as of April 25, 2014.

Exhibit 31.1* - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* - Certification of the principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1** - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2** - Certification of the principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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