Form 10-Q
period 2014-06-30
BEL FUSE INC /NJ
filed 2014-08-11
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2014
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,702,877

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$87,769	$62,123
Accounts receivable - less allowance for doubtful accounts of $1,900
and $941 at June 30, 2014 and December 31, 2013, respectively	97,507	63,849
Inventories	98,706	70,019
Prepaid expenses and other current assets	7,486	3,519
Refundable income taxes	2,446	1,650
Deferred income taxes	4,963	2,995
Total Current Assets	298,877	204,155

Property, plant and equipment - net	67,051	40,896
Deferred income taxes	3,537	1,680
Intangible assets - net	49,689	29,472
Goodwill	55,644	18,490
Other assets	20,045	13,448
TOTAL ASSETS	$494,843	$308,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$58,369	$29,518
Accrued expenses	40,435	22,442
Short-term borrowings under revolving credit line	-	12,000
Current maturities of long-term debt	7,250
Notes payable	479	739
Income taxes payable	1,562	1,496
Dividends payable	843	786
Total Current Liabilities	108,938	66,981

Long-term Liabilities:
Long-term debt, noncurrent	137,750	-
Liability for uncertain tax positions	1,687	1,218
Minimum pension obligation and unfunded pension liability	11,376	10,830
Other long-term liabilities	508	410
Total Long-term Liabilities	151,321	12,458
Total Liabilities	260,259	79,439

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,330,877 and 9,335,677 shares outstanding, respectively
(net of 3,218,307 treasury shares)	933	933
Additional paid-in capital	20,089	18,914
Retained earnings	211,994	207,993
Accumulated other comprehensive income	1,351	645
Total Stockholders' Equity	234,584	228,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$494,843	$308,141

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Sales	$99,439	$93,981	$182,085	$157,009

Costs and expenses:
Cost of sales	81,493	78,717	150,069	132,649
Selling, general and administrative	13,176	12,342	24,365	22,741
Restructuring charges	1,056	1,263	1,056	1,387
	95,725	92,322	175,490	156,777

Income from operations	3,714	1,659	6,595	232

Interest expense	(225)	(5)	(255)	(8)
Interest income and other, net	49	69	100	107

Earnings before provision (benefit) for income taxes	3,538	1,723	6,440	331
Provision (benefit) for income taxes	473	34	872	(800)

Net earnings	$3,065	$1,689	$5,568	$1,131

Earnings per share:
Class A common share - basic and diluted	$0.25	$0.14	$0.45	$0.09
Class B common share - basic and diluted	$0.27	$0.15	$0.49	$0.10

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,331,982	9,213,178	9,333,460	9,217,119

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$3,065	$1,689	$5,568	$1,131

Other comprehensive income:
Currency translation adjustment, net of taxes of $89, $5, $123 and ($216), respectively	368	231	537	(1,182)
Unrealized holding losses on marketable securities arising during the period,
net of taxes of $48, ($63), $65 and ($11), respectively	78	(103)	106	(18)
Change in unfunded SERP liability, net of taxes of $14, $24, $28 and ($4), respectively	32	53	63	(8)
Other comprehensive income (loss)	478	181	706	(1,208)

Comprehensive income (loss)	$3,543	$1,870	$6,274	$(77)

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$5,568	$1,131
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	6,507	5,397
Stock-based compensation	1,143	934
Gain on disposal of property, plant and equipment	-	(13)
Other, net	269	471
Deferred income taxes	(475)	(1,120)
Changes in operating assets and liabilities (see page 6)	(318)	(10,661)
Net Cash Provided by (Used in) Operating Activities	12,694	(3,861)

Cash flows from investing activities:
Increase in cash equivalents within Rabbi Trust	(2,936)	-
Purchase of company-owned life insurance (COLI)	(2,820)	-
Purchase of property, plant and equipment	(2,969)	(3,088)
Payment for acquisition, net of cash acquired (see page 6)	(109,879)	(20,932)
Proceeds from surrender of COLI	5,756	-
Proceeds from disposal of property, plant and equipment	20	13
Net Cash Used in Investing Activities	(112,828)	(24,007)

Cash flows from financing activities:
Dividends paid to common shareholders	(1,511)	(1,512)
Deferred financing costs	(5,422)	-
Repayments under revolving credit line	(12,000)	-
(Decrease) increase in notes payable	(255)	149
Proceeds from long-term debt	145,000	-
Purchase and retirement of Class B common stock	-	(3,356)
Net Cash Provided by (Used In) Financing Activities	125,812	(4,719)

Effect of exchange rate changes on cash	(32)	(76)

Net Increase (Decrease) in Cash and Cash Equivalents	25,646	(32,663)
Cash and Cash Equivalents - beginning of period	62,123	71,262
Cash and Cash Equivalents - end of period	$87,769	$38,599

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2014	2013

Changes in operating assets and liabilities consist of:
Increase in accounts receivable	$(4,235)	$(7,894)
Decrease (increase) in inventories	4,539	(4,497)
Increase in prepaid expenses and other current assets	(701)	(1,071)
Increase in other assets	(312)	(27)
Increase in accounts payable	2,692	2,487
Decrease in accrued expenses	(2,298)	(428)
Increase in other liabilities	6	29
Increase in accrued restructuring costs	-	1,069
Decrease in income taxes payable	(9)	(329)
	$(318)	$(10,661)

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,387	$651
Interest	60	6

Details of acquisitions:
Fair value of identifiable net assets acquired	$93,258	$28,108
Goodwill	37,534	1,240
Fair value of net assets acquired	$130,792	$29,348

Fair value of net assets acquired	$130,792	$29,348
Less: Cash acquired in acquisition	(20,913)	(8,388)
Deferred consideration	-	(28)
Cash paid for acquisitions, net of cash acquired	$109,879	$20,932
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2014, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the “Company” or “Bel”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2014 should not be viewed as indicative of the Company’s annual results or the Company’s results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2013.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB (“GigaCom”).  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. (“Fibreco”).  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L (“Powerbox”).  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the “2012 Acquisitions” or the “2012 Acquired Companies”.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values.  The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013 have been restated to reflect immaterial measurement period adjustments related to the applicable 2012 Acquisitions.

On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited (“Transpower”) and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity (“TRP”).  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation (“Array”). The acquisitions of TRP and Array may hereafter be referred to collectively as either the “2013 Acquisitions” or the “2013 Acquired Companies”.  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values. The Company’s condensed consolidated results of operations include the operating results of the 2013 Acquisitions since their respective acquisition dates.  The accompanying condensed consolidated financial statements as of December 31, 2013 and for the three and six months ended June 30, 2013 have been restated to reflect measurement period adjustments, as further described in Note 3, related to the  TRP acquisition.

On June 19, 2014, the Company completed its acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business (“Power Solutions”) of ABB Ltd.  The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2014 include the operating results of Power Solutions from the acquisition date through June 30, 2014.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the six months ended June 30, 2014.

Recently Adopted Standards

In July 2013, the FASB issued revised guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this guidance as of January 1, 2014, on a prospective basis. The adoption did not have a material impact on the Company’s financial statements.

Standards Issued Not Yet Adopted

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on the Company’s financial statements, if any, including which transition method it will adopt.

Return to Index
2.	EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company’s Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three or six months ended June 30, 2014 or June 30, 2013 which would have had a dilutive effect on earnings per share.

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net earnings	$3,065	$1,689	$5,568	$1,131
Less Dividends declared:
Class A	131	131	261	261
Class B	653	643	1,307	1,275
Undistributed earnings (loss)	$2,281	$915	$4,000	$(405)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$414	$168	$726	$(74)
Class B undistributed earnings (loss)	1,867	747	3,274	(331)
Total undistributed earnings (loss)	$2,281	$915	$4,000	$(405)

Net earnings allocation - basic and diluted:
Class A net earnings	$545	$299	$987	$187
Class B net earnings	2,520	1,390	4,581	$944
Net earnings	$3,065	$1,689	$5,568	$1,131

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,331,982	9,213,178	9,333,460	9,217,119

Earnings per share:
Class A common share - basic and diluted	$0.25	$0.14	$0.45	$0.09
Class B common share - basic and diluted	$0.27	$0.15	$0.49	$0.10

3.           ACQUISITIONS

2014 Acquisition:

On June 19, 2014, the Company completed its acquisition of Power Solutions for $110.0 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems.  Power Solutions offers a premier line of standard, modified-standard and custom designed AC/DC, DC/DC and other specific power conversion products for a variety of technologies in data centers, telecommunications and industrial applications.  The acquisition of Power Solutions brings a complementary, industry-leading power product portfolio to Bel’s existing line of power products, expands our current customer base in the areas of server, storage and networking equipment and adds industrial and additional transportation applications to the Company’s product offering.

Return to Index
During the three and six months ended June 30, 2014, the Company incurred $1.0 million and $1.0 million, respectively, of acquisition-related costs associated with the acquisition of Power Solutions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014.

While the initial accounting related to the acquisition of Power Solutions is not complete as of the filing date of this Quarterly Report on Form 10-Q, the following table depicts the Company’s current estimate of the respective acquisition date fair values of the consideration paid and identifiable net assets acquired (in thousands):

	Acquisition-Date
	Fair Values
Cash and cash equivalents	$20,913
Accounts receivable	29,388
Inventories	33,156	(a)
Other current assets	5,387
Property, plant and equipment	28,176	(b)
Intangible assets	21,188	(c)
Other assets	536
Total identifiable assets	138,744

Accounts payable	(26,180)
Accrued expenses	(20,290)
Income taxes payable	223
Deferred income tax liability, noncurrent	860
Other long-term liabilities	(99)
Total liabilities assumed	(45,486)
Net identifiable assets acquired	93,258
Goodwill	37,534	(d)
Net assets acquired	$130,792

Cash paid	$130,792
Deferred consideration	-
Fair value of consideration transferred	$130,792

(a)
The determination of fair value related to the inventory acquired was still in progress as of the date of this filing.  The amount above represents only the carrying value of the inventory on Power Solutions’ balance sheet as of the acquisition date.

(b)
The appraisals related to machinery and equipment acquired were incomplete as of this filing date and, as such, the amount noted above represents only the carrying value of those assets on Power Solutions’ balance sheet as of the acquisition date.

(c)
The Company has identified certain intangible assets related to the Power Solutions acquisition, including trademarks and trade names, developed technology and potential in-process research and development, license agreements, non-compete agreements, an investment in a 49%-owned joint venture and customer relationships, which are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing.

(d)
The amount of goodwill is provisional as of the filing date, as the fair value determination of inventory acquired, and appraisals related to property, plant and equipment, various intangible assets and certain liabilities such as lease liabilities are still underway.  As the final amount of goodwill has not yet been determined or allocated by segment, the Company is unable to determine at this time the portion of goodwill, if any, that will be deductible for tax purposes.

The results of operations of Power Solutions have been included in the Company’s consolidated financial statements for the period subsequent to the June 19, 2014 acquisition date.  During each of the three and six months ended June 30, 2014, the Power Solutions acquisition contributed revenue of $7.2 million and a net loss of approximately $0.8 million to the Company’s consolidated financial results.  The net loss resulted primarily from severance payments incurred by the Company immediately subsequent to the acquisition date.

Return to Index

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of TRP, Array and Power Solutions for the periods presented as if the 2013 Acquisitions had occurred on January 1, 2012 and the acquisition of Power Solutions had occurred on January 1, 2013, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the business combinations, and related tax effects.  The 2014 unaudited pro forma net earnings were adjusted to exclude $10.2 million ($6.9 million after tax) of non-recurring expenses which were incurred in connection with the Power Solutions business combination.  The 2013 unaudited pro forma net earnings were adjusted to include these charges in addition to an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $1.8 million and $4.4 million ($1.1 million and $2.7 million after tax) during the three and six months ended June 30, 2013, respectively.  The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition of Power Solutions; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$136,984	$161,481	$278,451	$305,250
Net earnings	(3,336)	1,382	233	(5,977)
Earnings per Class A common share - basic and diluted	(0.28)	0.11	0.01	(0.51)
Earnings per Class B common share - basic and diluted	(0.29)	0.12	0.02	(0.53)

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

During the three and six months ended June 30, 2014, the Company incurred $0.1 million and $0.1 million, respectively, of acquisition-related costs associated with 2012 and 2013 Acquisitions.  During the three and six months ended June 30, 2013, the Company incurred acquisition costs of $0.3 million and $0.7 million, respectively, related to the 2012 and 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

Return to Index
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

The results of operations of the 2013 Acquired Companies have been included in the Company’s consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three and six months ended June 30, 2014, the 2013 Acquired Companies contributed revenue of $19.7 million and $37.6 million, respectively, and net earnings of $3.7 million and $4.8 million, respectively, to the Company’s consolidated financial results.  During each of the three and six months ended June 30, 2013, the 2013 Acquired Companies contributed revenue of $22.2 million and net earnings of $3.3 million to the Company’s consolidated financial results.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2014 and December 31, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company’s investments in a Rabbi Trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations, and other marketable securities described below.  The securities that are held in the Rabbi Trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.  The gross unrealized gains associated with the investment securities held in the Rabbi Trust were $0.6 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

Return to Index
As of June 30, 2014 and December 31, 2013, the Company had other marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2014.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the first six months of 2014.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Available-for-sale securities:
Investments held in Rabbi Trust	$3,485	$3,485	$-	$-
Marketable securities	4	4	-	-

Total	$3,489	$3,489	$-	$-

As of December 31, 2013
Available-for-sale securities:
Investments held in Rabbi Trust	$3,313	$3,313	$-	$-
Marketable securities	3	3	-	-

Total	$3,316	$3,316	$-	$-

The Company has other financial instruments, such as cash equivalents, cash equivalents held within the Rabbi Trust, accounts receivable, notes receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At June 30, 2014, the estimated fair value of long-term debt was $144.8 million compared to a carrying amount of $145.0 million.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2014 or December 31, 2013.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2014 or 2013 that would warrant interim impairment testing.

5.           INVENTORIES

The components of inventories are as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$48,873	$29,428
Work in progress	12,261	8,783
Finished goods	37,572	31,808
	$98,706	$70,019

At June 30, 2014, Power Solutions inventory with a book value of $33.4 million is included in the table above.

Return to Index
6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013
Land	$3,315	$3,229
Buildings and improvements	31,156	25,216
Machinery and equipment	107,032	82,420
Construction in progress	5,291	4,042
	146,794	114,907
Accumulated depreciation	(79,743)	(74,011)
	$67,051	$40,896

At June 30, 2014, Power Solutions property, plant and equipment with a book value of $28.2 million is included in the table above.

7.            BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment sales:
North America	$39,405	$32,301	$70,859	$61,523
Asia	61,968	64,036	111,860	96,760
Europe	16,550	10,591	27,441	20,716
Total segment sales	117,923	106,928	210,160	178,999
Reconciling item:
Intersegment sales	(18,484)	(12,947)	(28,075)	(21,990)
Net sales	$99,439	$93,981	$182,085	$157,009

Income from operations:
North America	$(1,617)	$(2,012)	$(734)	$(3,495)
Asia	4,715	3,776	6,388	3,112
Europe	616	(105)	941	615
	$3,714	$1,659	$6,595	$232

	June 30,	December 31,
	2014	2013
Total Assets:
North America	$175,953	$117,261
Asia	202,476	148,780
Europe	78,880	42,100
	457,309	308,141
Unallocated Goodwill	37,534	-
	$494,843	$308,141

Recent Acquisitions – At June 30, 2014, Power Solutions’ total assets of $181.4 million are included in the table above.

Return to Index

The acquisitions of TRP in March 2013, Array in August 2013 and Power Solutions in June 2014 contributed to Bel’s segment sales, income from operations and total assets as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales to External Customers:
North America:
Array	$1,903	$-	$3,544	$-
Power Solutions	5,037	-	5,037	-
	6,940	-	8,581	-
Asia:
TRP	17,227	21,788	32,831	21,788
Power Solutions	357	-	357	-
	17,584	21,788	33,188	21,788
Europe:
TRP	555	392	1,186	392
Power Solutions	1,839	-	1,839	-
	2,394	392	3,025	392
Net sales from 2013-2014 acquisitions	26,918	22,180	44,794	22,180

Income from operations:
North America:
Array	(175)	-	(682)	-
Power Solutions	(1,125)	-	(1,125)	-
	(1,300)	-	(1,807)	-
Asia:
TRP	3,710	3,596	5,110	3,587
Power Solutions	(162)	-	(162)	-
	3,548	3,596	4,948	3,587
Europe:
TRP	128	104	228	104
Power Solutions	297	-	297	-
	425	104	525	104
Total income from operations from
2013-2014 acquisitions	$2,673	$3,700	$3,666	$3,691

Segment Sales – Segment sales are attributed to individual segments based on the geographic source of the billing for such customer sales.  Transfers between geographic areas include finished products and semi-finished components manufactured in any one of the geographic segments and transferred to any of the other geographic segments for sale or further processing. Income from operations represents net sales less operating costs and expenses.

8.      INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company has approximately $2.5 million and $2.2 million, respectively, of liabilities for uncertain tax positions ($0.8 million and $1.0 million, respectively, included in income taxes payable and $1.7 million and $1.2 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company’s effective tax rate.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2014.  A total of $0.8 million of previously recorded liabilities for uncertain tax positions relates principally to the 2010 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2014.

Return to Index
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During each of the six months ended June 30, 2014 and 2013, the Company recognized an immaterial amount of interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $0.2 million accrued for the payment of such interest and penalties at June 30, 2014 and December 31, 2013, a portion of which is included in each of income taxes payable and liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.

Upon completion of the acquisition of Power Solutions, it had deferred tax assets of $3.0 million, arising from various temporary differences, which are included in the condensed consolidated balance sheet at June 30, 2014.  At June 30, 2014, the fair market value reports have not been completed and therefore the Company had no additional deferred tax amounts relating to this acquisition.

The Company intends to make elections to step up the tax basis of the 2014 acquisitions to fair value under IRC Section 338(g).

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for the TRP and Array acquisitions.  At June 30, 2014, a net deferred tax asset of $1.5 million remains on the condensed consolidated balance sheet.

The Company does not intend to make any election to step up the tax basis of the 2013 acquisitions to fair value under IRC Section 338(g).

On December 31, 2013, under the “American Taxpayer Relief Act” (“ATRA”), the Research and Experimentation credit (“R&E”) expired.  The Company did not recognize any R&E credits during the six months ended June 30, 2014.  If the R&E credit is extended back to January 1, 2014, the Company will recognize the R&E credit at that time.  The annual R&E credit is approximately $0.4 million.  During the first quarter of 2013, the Company recognized a $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

9.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013
Sales commissions	$1,903	$1,431
Subcontracting labor	2,218	2,406
Salaries, bonuses and related benefits	24,609	13,674
Litigation reserve	726	723
Warranty accrual	3,667	-
Other	7,312	4,208
	$40,435	$22,442

Warranty Accrual - Power Solutions generally offers its customers a standard two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates by specific product lines and estimated future costs and projected failure rate trends by specific product lines. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the maturity of the product within its life cycle, (iii) volume increases, (iv) life of warranty, (v) historical warranty repair costs and (vi) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.

Return to Index

A tabular presentation of the activity within the warranty accrual account for the period from the acquisition date of Power Solutions through June 30, 2014 is presented below (in thousands):

June 30,
2014
Beginning balance as of June 19, 2014	$4,111
Charges and costs accrued	45
Adjustments related to pre-existing warranties (including changes in estimates)	-
Less repair costs incurred	(521)
Change due to foreign currency	32
Ending balance as of June 30, 2014	$3,667

10.	DEBT

At December 31, 2013, the Company maintained a $30 million line of credit with Bank of America (the “Credit Agreement”), which was due to expire on October 14, 2016.  At December 31, 2013, the borrowings under the line of credit amounted to $12.0 million and the balance available under the Credit Agreement was $18.0 million.  The Credit Agreement bore interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the Credit Agreement during the six months ended June 30, 2014.  There was no interest expense related to the line of credit during the six months ended June 30, 2013 as there were no borrowings outstanding during that period.  Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios and comply with other financial conditions.  During the six months ended June 30, 2014, the Company repaid the full $12.0 million balance outstanding and terminated the Credit Agreement.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association (“KeyBank”), as administrative agent and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the “New Secured Credit Agreement”).  The maturity date of the New Secured Credit Agreement is June 18, 2019.

The New Secured Credit Agreement consists of (i) a $50 million revolving credit facility (“Revolver”), (ii) a $145 million term loan facility (“Term Loan”) and (iii) a $70 million delayed draw term loan (“DDTL”).  Under the terms of the New Secured Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $100 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The obligations of the Company under the New Secured Credit Agreement are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the “Loan Parties”) and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties’ material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties’ direct foreign subsidiaries.

The borrowings under the New Secured Credit Agreement will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company’s leverage ratio, or (2)(a) an “Alternate Base Rate,” which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank’s prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company’s leverage ratio. The interest rate in effect at June 30, 2014 was 3.0%, which consists of LIBOR of 0.25% plus the Company’s margin of 2.75%.

The New Secured Credit Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the New Secured Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2014, the Company was in compliance with its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2014 was $120 million, of which we had the ability to incur total additional indebtedness of $100.1 million without violating our Leverage Ratio covenant based on the Company’s existing consolidated EBITDA.

Concurrent with its entry into the New Secured Credit Agreement on June 19, 2014, the Company borrowed $145.0 million under the Term Loan to complete its acquisition of Power Solutions.  During the three and six months ended June 30, 2014, the Company recorded $5.4 million in deferred financing costs, which will be amortized over the five-year term, and incurred $0.2 million of interest expense.  At June 30, 2014, borrowings outstanding related solely to the $145.0 million Term Loan.  The $70.0 million DDTL and $50.0 million Revolver were fully available at June 30, 2014.

Return to Index
Scheduled principal payments of the long-term debt outstanding at June 30, 2014 are as follows (in thousands):

2014	$3,625
2015	9,063
2016	10,875
2017	12,687
2018	16,313
Thereafter	92,437
Total long-term debt	145,000
Less: Current maturities of long-term debt	(7,250)
Noncurrent portion of long-term debt	$137,750

See Note 14 for discussion of additional borrowings under the New Secured Credit Agreement subsequent to the June 30, 2014 quarter-end.

11.           RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan (the “U.S. Plan”), a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The U.S. Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company’s matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended June 30, 2014 and 2013 amounted to approximately $0.1 million in each period. The expense for the six months ended June 30, 2014 and 2013 amounted to approximately $0.3 million in each period. Prior to January 1, 2012, the U.S. Plan’s structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company’s common stock.  As of June 30, 2014, the U.S. Plan owned 14,886 and 182,539 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also has a retirement fund in Asia (the “Asia Plan”) which covers substantially all of its Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended June 30, 2014 and 2013 amounted to approximately $0.1 million in each period. The expense for the six months ended June 30, 2014 and 2013 amounted to approximately $0.1 million in each period.  As of June 30, 2014, the Asia Plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$138	$139	$276	$278
Interest cost	135	112	270	224
Amortization of adjustments	46	77	92	154
Total SERP expense	$319	$328	$638	$656

Return to Index
	June 30,	December 31,
	2014	2013
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,376	$10,830

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,140	$1,230
Net loss	1,004	1,004
	$2,144	$2,234

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income at June 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

	June 30,	December 31,
	2014	2013

Foreign currency translation adjustment, net of taxes of $200 and $77
at June 30, 2014 and December 31, 2013	$2,441	$1,904
Unrealized holding gains on available-for-sale
securities, net of taxes of $234 and $169 as of
June 30, 2014 and December 31, 2013	388	282
Unfunded SERP liability, net of taxes of ($665) and ($693) as
of June 30, 2014 and December 31, 2013	(1,478)	(1,541)

Accumulated other comprehensive income	$1,351	$645

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2014 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2014	$1,904	$282	$(1,541)		$645
Other comprehensive income (loss) before reclassifications	537	106	-		643
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	63	(a)	63
Net current period other comprehensive income (loss)	537	106	63		706

Balance at June 30, 2014	$2,441	$388	$(1,478)		$1,351

(a) This reclassification relates to the amortization of prior service costs associated with the Company's SERP.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment

Return to Index

13.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through March 2023.  At December 31, 2013, the Company’s total future minimum lease payments for operating leases amounted to $15.3 million.  The Company incurred additional lease commitments upon the acquisition of Power Solutions and at June 30, 2014, Power Solutions’ lease commitments totaled $3.9 million.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2013, the Company had outstanding purchase orders related to purchases of raw materials in the aggregate amount of $23.4 million and purchase orders related to capital expenditures of $3.0 million.  The Company incurred additional commitments upon the acquisition of Power Solutions and at June 30, 2014, Power Solutions’ purchase orders related to the purchase of raw materials totaled $15.5 million and capital expenditures totaled $0.4 million.

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

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.’s continuing causes of action for post-verdict damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 (“SynQor II case”).  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was accrued at June 30, 2014, was subsequently paid in July 2014, and is subject to reimbursement per the terms of the previously-mentioned indemnification agreement.

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company’s patents related to integrated magnetic connector products.  Molex filed a motion to dismiss the complaint on August 6, 2013.  The Company filed an amended complaint and response on August 20, 2013.  Molex withdrew its original Motion to Dismiss and filed a second, revised Motion to Dismiss on September 6, 2013.  The Company filed its response on October 7, 2013.  The Court denied Molex’s revised Motion to Dismiss on June 16, 2014.  In June 2014, Molex initiated an Inter Partes Review (IPR) at the U.S. Patent and Trademark Office for one of the three patents associated with this case.

14.           SUBSEQUENT EVENTS

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the Emerson Network Power Connectivity Solutions business (“CS”) from Emerson Electric Co. with a payment, net of cash acquired and including a working capital adjustment, of $90.7 million.  A remaining payment of approximately $9 million is expected to be paid by the end of the third quarter of 2014, upon the closing of the China portion of the transaction.  CS is a leading provider of high-performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. CS is headquartered in Bannockburn, Illinois, and has manufacturing facilities in North America, the U.K. and China.  CS will become part of Bel’s Connectivity Solutions product group under the Cinch Connector business.  Management believes the acquisition of CS will enable the Company to further expand into the aerospace and military markets where long-term product reliability resulting from highly engineered solutions is critical. The addition of the CS Stratos brand with our Fibreco/Gigacom Interconnect products will also give the Company a solid position in the expanded beam fiber optic market place.  The CS group will also significantly expand the Company’s existing copper-based product offerings with the addition of RF/Microwave components and assemblies.  Given the proximity of the closing date of the CS transaction to the filing date of this Quarterly Report on Form 10-Q, the Company has not yet had the opportunity to complete the purchase price allocation and other related disclosure requirements.

Return to Index
During each of the three and six months ended June 30, 2014, the Company incurred $0.4 million in acquisition-related costs associated with the CS transaction.

In July 2014, in connection with the acquisition of CS, the Company borrowed an additional $90.0 million under the New Secured Credit Agreement ($70.0 million through the DDTL and $20.0 million under the Revolver).

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

Overview

Our Company

The Company is primarily engaged in the design, manufacture, and sale of products used in aerospace, data transmission, military, transportation, and consumer electronics. Bel's product groups include Magnetic Solutions (discrete components, power transformers and MagJack® connectors with integrated magnetics), Power Solutions and Protection (AC-DC power supplies, DC-DC converters, custom designs, miniature, micro, surface mount and resettable fuses) and Connectivity Solutions (micro, circular, filtered D Sub, fiber optic, RF connectors, microwave components, passive jacks, plugs and cable assemblies).

Bel’s business is operated through three geographic segments:  North America, Asia and Europe.  During the six months ended June 30, 2014, 52% of the Company’s revenues were derived from Asia, 35% from North America and 13% from its Europe operating segment.  Sales of the Company’s Magnetic Solutions products represented approximately 46% of its total net sales during the six months ended June 30, 2014.  The remaining revenues related to sales of the Company’s Connectivity Solutions products (34%) and Power Solutions and Protection products (20%).

The Company’s expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in the mix of higher- versus lower-margin product lines will have an associated impact on the Company’s costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company’s products are manufactured at various facilities in: the People’s Republic of China (“PRC”); Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Miami, Florida; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Worksop and Great Dunmow, England; and Dubnica nad Vahom, Slovakia.

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

Return to Index

Trends Affecting our Business

The Company believes the key factors affecting Bel’s results for the three and six months ended June 30, 2014 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisitions of TRP and Array during late March and mid-August 2013, respectively, and its acquisition of Power Solutions in mid-June 2014. During the three and six months ended June 30, 2014, these acquisitions contributed a combined $26.9 million and $44.8 million of sales, respectively, and a combined $2.7 million and $3.7 million of income from operations, respectively.  TRP contributed sales of $22.2 million and income from operations of $3.7 million during both the three and six months ended June 30, 2013.  Due to the timing of the acquisition dates, there were no contributions of operating results related to the acquisitions of Array or Power Solutions during the three and six months ended June 30, 2013.

•
Revenues – Excluding the revenue contributions from the 2013 and 2014 acquisitions described above, the Company’s revenues for the three and six months ended June 30, 2014 increased by $0.7 million and $2.5 million, respectively, as compared to the same periods of 2013.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  During the first half of 2014, the Company experienced a favorable shift in the mix of products sold as compared to the same period of 2013.

•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company’s product lines, although lead times on electrical components are still extended.  While pricing of electrical components during the first half of 2014 was consistent with the same period of 2013, there have been recent pricing pressures in this area which may impact future quarters.  With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the first half of 2014 as compared to the same period of 2013.  Any fluctuations in component prices and other commodity prices associated with Bel’s raw materials will have a corresponding impact on Bel’s profit margins.

•
Labor Costs – Labor costs as a percentage of sales decreased slightly from 14.0% during the first half of 2013 to 13.8% during the first half of 2014. During the first half of 2013, the Company incurred higher labor costs due to inefficiencies associated with the Cinch reorganization.  These additional costs did not recur in 2014. This decrease in labor costs as a percentage of sales was largely offset by rising labor costs in the PRC and the strengthening of the Chinese Renminbi.  With the addition of TRP and prior to the Power Solutions acquisition, approximately half of Bel’s total sales were generated from labor-intensive magnetic products, which are primarily manufactured in the PRC.

•
Acquisition-Related Costs – In connection with the acquisition of Power Solutions in June 2014 and the subsequent acquisition of Connectivity Solutions which closed in July 2014, the Company incurred $1.4 million during the first half of 2014, primarily during the second quarter.  Various purchase accounting adjustments and professional fees, associated with the valuations of Power Solutions and Connectivity Solutions and related to ongoing audits of the historical financial statements of the acquirees, are also expected in future quarters.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments. The change in the effective tax rate during the six months ended June 30, 2014 compared to the same period in 2013 is primarily attributed to a significantly lower pretax loss in the North America segment for the six months ended June 30, 2014 compared to the same period in 2013.  In addition, for the six months ended June 30, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012. See Note 8 of the condensed consolidated financial statements.

Based on historical results of Bel and the recently acquired businesses (including CS), the Company is at a current run rate of approximately $700 million in annual sales.  The focus going forward will be on improving quality at the factory levels, working closely with our large customers and their engineering teams, and continued overhead cost containment internally.  Management has already implemented annual cost savings of over $5.0 million related to the acquisitions of Power Solutions and Connectivity Solutions and has identified additional opportunities to streamline the consolidated businesses in the future.   Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Return to Index

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
North America	$35,064	35%	$28,628	30%	$63,795	35%	$55,444	35%
Asia	51,223	52%	55,157	59%	94,271	52%	81,573	52%
Europe	13,152	13%	10,196	11%	24,019	13%	19,992	13%
	$99,439	100%	$93,981	100%	$182,085	100%	$157,009	100%

Net sales and income from operations by reportable operating segment for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment sales:
North America	$39,405	$32,301	$70,859	$61,523
Asia	61,968	64,036	111,860	96,760
Europe	16,550	10,591	27,441	20,716
Total segment sales	117,923	106,928	210,160	178,999
Reconciling item:
Intersegment sales	(18,484)	(12,947)	(28,075)	(21,990)
Net sales	$99,439	$93,981	$182,085	$157,009

Income from operations:
North America	$(1,617)	$(2,012)	$(734)	$(3,495)
Asia	4,715	3,776	6,388	3,112
Europe	616	(105)	941	615
	$3,714	$1,659	$6,595	$232

During the three and six months ended June 30, 2014 as compared to the same periods of 2013,  the 2013 acquisitions of TRP and Array contributed significantly to Bel’s Asia and North America segment sales, and TRP’s income from operations in Asia more than offset Bel’s loss from operations in North America. The acquisition of Power Solutions in June 2014 contributed significantly to Bel’s North America segment sales, and to a lesser extent Europe segment sales during the three and six months ended June 30, 2014 as compared to the same periods of 2013.   See Note 7 to the accompanying condensed consolidated financial statements for further details.  Within North America, the improvement in income from operations during the three and six months ended June 30, 2014 as compared to the same periods of 2013 was also attributable to the recovery of the Cinch operations.  Both sales and income from operations during the first half of 2013 were negatively impacted by the relocation of Cinch’s North American manufacturing operations.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America during early 2013.  These transition issues were resolved by the end of 2013.

Overview of Financial Results

Sales for the six months ended June 30, 2014 increased by 16.0% to $182.1 million from $157.0 million for the same period of 2013.  Sales were favorably impacted by the contributions made by the acquisitions of TRP, Array and Power Solutions, and the rebounding of Cinch sales after the relocation of its manufacturing operations in early 2013.  Pricing to customers was adjusted during the latter half of 2013 to recover some of the higher labor costs in China and other cost increases resulting from the continued strengthening of the Chinese Renminbi.  These increased prices are reflected in the first half of 2014 sales figures above. Selling, general and administrative expense was $1.6 million higher in the first six months of 2014 as compared to the same period of 2013, primarily due to the inclusion of expenses from the recent acquisitions.  These factors led to net earnings of $5.6 million for the first half of 2014 as compared to $1.1 million for the same period of 2013.   Additional details related to these factors affecting the six-month results are described in the Results of Operations section below.

Return to Index
Critical Accounting Policies

Management’s discussion and analysis of Bel’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, warranties, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	83.8	82.4	84.5
Selling, general and administrative ("SG&A") expenses	13.3	13.1	13.4	14.5
Restructuring charges	1.1	1.3	0.6	0.9
Interest expense	(0.2)	-	(0.1)	-
Interest income and other, net	-	0.1	0.1	0.1
Earnings before provision (benefit) for income taxes	3.6	1.8	3.5	0.2
Provision (benefit) for income taxes	0.5	-	0.5	(0.5)
Net earnings	3.1	1.8	3.1	0.7

The following table sets forth the year over year percentage increase of certain items included in the Company’s condensed consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	Compared with	Compared with
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Net sales	5.8%	16.0%
Cost of sales	3.5	13.1
SG&A expenses	6.8	7.1
Net earnings	81.5	392.3

Return to Index

Sales

Net sales increased 5.8% from $94.0 million during the three months ended June 30, 2013 to $99.4 million during the three months ended June 30, 2014.  Net sales increased 16.0% from $157.0 million during the six months ended June 30, 2013 to $182.1 million during the six months ended June 30, 2014.  The Company’s net sales by product group for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Magnetic solutions	$44,732	45%	$48,758	52%	$84,029	46%	$70,015	45%
Connectivity solutions	32,197	32%	27,093	29%	62,367	34%	53,205	34%
Power solutions and protection	22,510	23%	18,130	19%	35,689	20%	33,789	21%
	$99,439	100%	$93,981	100%	$182,085	100%	$157,009	100%

Sales of the Company’s Magnetic Solutions products for the first six months of 2014 include $34.0 million of TRP integrated connector module (ICM) products, as compared to $22.2 million for the same period of 2013 (as TRP was acquired in late-March 2013). The acquisition of Array in August 2013 contributed $1.9 million and $3.5 million of sales, respectively, to the Company’s Connectivity Solutions product group during the three and six months ended June 30, 2014.  During the first half of 2013, the Company experienced a reduction in sales of Cinch’s Connectivity Solutions products due to the relocation of its manufacturing operations.  Cinch’s sales have since rebounded, and are a contributing factor to the increase in Connectivity Solutions sales in the 2014 periods noted above, as compared to 2013.  The acquisition of Power Solutions in mid-June 2014 contributed sales of $7.2 million to the three and six-month Power Solutions and Protection sales figures noted above for the 2014 periods.  This increase in Power Solutions and Protection sales was partially offset by a reduction in legacy-Bel DC/DC converter sales of $3.9 million and $5.4 million, respectively, during the three and six months ended June 30, 2014 as compared to the same periods of 2013.

Cost of Sales

The Company’s cost of sales as a percentage of consolidated net sales for the three and six months ended June 30, 2014 and 2013 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Material costs	44.4%	44.4%	43.4%	45.2%
Labor costs	13.5%	15.0%	13.8%	14.0%
Research and development expenses	4.1%	4.0%	4.1%	4.3%
Other expenses	20.0%	20.4%	21.1%	21.0%
Total cost of sales	82.0%	83.8%	82.4%	84.5%

Material costs as a percentage of sales were lower in the first six months of 2014 as compared to the first six months of 2013, primarily due to the reduction in sales of legacy-Bel DC/DC converters, which have a higher material content than Bel’s other products.  An increase in sales of Cinch and Array products in 2014 also contributed to the decrease, as these products have lower material content than Bel’s other products.  Material costs during the first half of 2013 were also unusually high as the Company experienced start-up issues related to the relocation of Cinch’s U.S. manufacturing operations resulting in higher purchase prices and inbound freight costs for materials.

Labor costs during 2014 decreased as a percentage of sales as compared to 2013, primarily during the second quarter.  The Company faced certain challenges with the relocation of Cinch’s U.S. manufacturing facility, which resulted in $2.8 million of unanticipated costs during the three and six months ended June 30, 2013.  These costs did not recur in 2014 and the Company began to realize cost savings from that initiative.   This reduction in labor costs as a percentage of sales was partially offset by the addition of TRP and Array in 2013, a higher proportion of sales of Bel integrated magnetic products and Cinch products, and the shift in product mix away from the low-labor content products described above.  Government-mandated wage increases in the PRC and the strengthening of the Chinese Renminbi further increased labor costs over the prior year.

Included in cost of sales are research and development (R&D) expenses of $4.0 million and $3.7 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $7.4 million and $6.8 million for the six-month periods ended June 30, 2014 and 2013, respectively.  The majority of the increase relates to the inclusion of R&D expenses associated with TRP, Array and Power Solutions, which have been included in Bel’s results since their respective acquisition dates.

Return to Index
Selling, General and Administrative Expenses (“SG&A”)

For the three months ended June 30, 2014, SG&A expense was $0.8 million higher as compared to the same period of 2013.  Of this increase, $0.3 million related to the inclusion of SG&A expenses of Array and Power Solutions.  Other contributing factors included a $1.3 million increase in acquisition-related costs and additional bad debt expense of $0.4 million, partially offset by favorable fluctuations in foreign currency exchange rates of $0.3 million, a reduction in legal and professional fees of $0.6 million and a decrease in other SG&A expenses of $0.3 million.

For the six months ended June 30, 2014, SG&A expense was $1.6 million higher as compared to the same period of 2013.  Of this increase, $0.7 million related to the inclusion of SG&A expenses of Array and Power Solutions.  Other contributing factors included a $0.9 million increase in acquisition-related costs, higher wage and fringe-related items of $0.6 million and additional bad debt expense of $0.3 million, partially offset by a reduction in legal and professional fees of $0.4 million, an improvement in freight costs of $0.2 million and a decrease in other SG&A expenses of $0.3 million.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe’s tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company’s three geographical segments.

The provision for income taxes for the three months ended June 30, 2014 was $0.5 million compared to less than $0.1 million for the three months ended June 30, 2013.  The Company’s earnings before income taxes for the three months ended June 30, 2014 are approximately $1.8 million higher than the same period in 2013.  The Company’s effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 13.4% and 2.0% for the three-month periods ended June 30, 2014 and 2013, respectively.   The change in the effective tax rate during the three months ended June 30, 2014 compared to the second quarter of 2013 is primarily attributed to the increase of the Europe and Asia segments’ profitability.

The provision for income taxes for the six months ended June 30, 2014 was $0.9 million compared to a benefit of ($0.8) million for the six months ended June 30, 2013.  The Company’s earnings before income taxes for the six months ended June 30, 2014 are approximately $6.1 million higher than the same period in 2013.  The Company’s effective tax rate, the income tax provision (benefit) as a percentage of earnings before provision (benefit) for income taxes, was 13.5% and (241.7%) for the six-month periods ended June 30, 2014 and 2013, respectively.   The change in the effective tax rate during the six months ended June 30, 2014 compared to the same period in 2013 is primarily attributed to a significantly lower pretax loss in the North America segment for the six months ended June 30, 2014 compared to the same period in 2013.  In addition, for the six months ended June 30, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012. See Note 8 of the condensed consolidated financial statements.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions through cash flows from operating activities, cash reserves, borrowings, and the issuance of Bel Fuse Inc. common stock.  Management believes that the cash flow from operations after payments of dividends and mandatory principal payments of long-term debt combined with its existing capital base, the Company’s cash reserves and available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional funding include, among other things, a softening in the demand for the Company’s existing and recently-acquired products; an inability to respond to customer demand for new products; an inability to successfully integrate the recent acquisitions discussed below, which could require substantial capital; future expansion of the Company’s operations and net losses that would result in net cash being used in operating activities, resulting in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

On April 25, 2014, the Company entered into a Stock and Asset Purchase Agreement with ABB Ltd. (“ABB”) pursuant to which the Company agreed to acquire the Power-One Power Solutions business from ABB for approximately $117.0 million, subject to adjustments based on working capital and the amount of cash at closing.  On June 19, 2014, the Company completed its acquisition of Power Solutions with a cash payment, net of cash acquired and including a working capital adjustment, of $110.0 million.  The Power Solutions acquisition was funded through bank borrowings, as discussed below.

On May 16, 2014, the Company entered into a Stock Purchase Agreement with Emerson Electric Co. (“Emerson”) pursuant to which the Company agreed to acquire the Emerson Network Power Connectivity Solutions (“CS”) business from Emerson for $98.0 million, subject to adjustments based on working capital and the amount of cash at closing.  On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the CS business from Emerson with a payment, net of cash acquired and including a working capital adjustment, of $90.7 million.  This portion of the CS acquisition was funded primarily through additional bank borrowings and with $3.9 million funded from Bel’s cash on hand.  A remaining payment of approximately $9 million is expected to be paid by the end of the third quarter, upon the closing of the China portion of the acquisition.

Return to Index
At December 31, 2013, the Company maintained a $30 million line of credit with Bank of America (the “Credit Agreement”), which was due to expire on October 14, 2016.  At December 31, 2013, borrowings under the line of credit amounted to $12.0 million and the balance available under the Credit Agreement was $18.0 million.  The Credit Agreement bore interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the Credit Agreement during the six months ended June 30, 2014.  There was no interest expense related to the line of credit during the six months ended June 30, 2013 as there were no borrowings outstanding during that period.  Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios and comply with other financial conditions.  During the six months ended June 30, 2014, the Company repaid the full $12.0 million balance outstanding and terminated the Credit Agreement.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association (“KeyBank”), as administrative agent, and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the “New Secured Credit Agreement”).  The maturity date of the New Secured Credit Agreement is June 18, 2019.

The New Secured Credit Agreement consists of (i) a $50 million revolving credit facility (“Revolver”), (ii) a $145 million term loan facility (“Term Loan”) and (iii) a $70 million delayed draw term loan (“DDTL”).  Under the terms of the New Secured Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $100 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The obligations of the Company under the New Secured Credit Agreement are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the “Loan Parties”) and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties’ material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties’ direct foreign subsidiaries.

The borrowings under the New Secured Credit Agreement will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company’s leverage ratio, or (2)(a) an “Alternate Base Rate,” which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank’s prime rate and (iii) LIBOR with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company’s leverage ratio. The interest rate in effect at June 30, 2014 was 3.0%, which consists of LIBOR of 0.25% plus the Company’s margin of 2.75%.

The New Secured Credit Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the New Secured Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor. At June 30, 2014, the Company was in compliance with its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2014 was $120 million, of which we had the ability to incur total additional indebtedness of $100.1 million without violating our Leverage Ratio covenant based on the Company’s existing consolidated EBITDA.

KeyBank and certain of the agents and lenders party to the New Secured Credit Agreement (and each of their respective subsidiaries or affiliates) have provided and may in the future provide investment banking, cash management, underwriting, lending, commercial banking, trust, leasing services, foreign exchange and other advisory services to, or engage in transactions with, the Company and its subsidiaries or affiliates. Certain of these parties have received, and these parties may in the future receive, customary compensation from the Company and its subsidiaries or affiliates, for such services.

Concurrent with its entry into the New Secured Credit Agreement on June 19, 2014, the Company borrowed $145.0 million under the Term Loan to complete its acquisition of Power Solutions.  During the three and six months ended June 30, 2014, the Company recorded $5.4 million in deferred financing costs, which will be amortized over the five-year term, and incurred $0.2 million of interest expense.  At June 30, 2014, borrowings outstanding of $145.0 million related solely to the Term Loan.  The $70.0 million DDTL and $50.0 million Revolver were fully available at June 30, 2014.

Return to Index
Scheduled principal payments of the long-term debt outstanding at June 30, 2014 are as follows (in thousands):

2014	$3,625
2015	9,063
2016	10,875
2017	12,687
2018	16,313
Thereafter	92,437
Total long-term debt	145,000
Less: Current maturities of long-term debt	(7,250)
Noncurrent portion of long-term debt	$137,750

Subsequent to the June 30, 2014 quarter-end, the Company borrowed the full $70.0 million available under the DDTL and $20.0 million of the Revolver in order to fund the acquisition of CS in July 2014.

Cash Flows

During the six months ended June 30, 2014, the Company’s cash and cash equivalents increased by $25.6 million. This resulted primarily from $12.7 million provided by operating activities and $145.0 million of proceeds from long-term debt, partially offset by a $109.9 million payment, net of cash acquired, for the acquisition of Power Solutions, $12.0 million of repayments under the revolving credit line, $3.0 million paid for the purchase of property, plant and equipment and $1.5 million for payments of dividends.  As compared to the six months ended June 30, 2013, cash provided by operating activities increased by $16.6 million, partially due to the improvement in net earnings in 2014 and a $4.5 million decrease in inventory levels during the first half of 2014, as compared to a $4.5 million increase in inventory levels during the first half of 2013.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 37.4% and 40.9% of the Company’s total assets at June 30, 2014 and December 31, 2013, respectively. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 2.7 to 1 and 3.0 to 1 at June 30, 2014 and December 31, 2013, respectively.

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

Return to Index

During the six months ended June 30, 2014, in connection with the acquisition of Power Solutions and the associated borrowings under the New Secured Credit Agreement, the following additional contractual obligations exist as of June 30, 2014:

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$145,000	$7,250	$21,750	$116,000	$-
Capital expenditure obligations	431	431	-	-	-
Operating leases	3,900	2,097	1,797	6	-
Raw material purchase obligations	15,533	15,504	29	-	-

Total	$164,864	$25,282	$23,576	$116,006	$-

Subsequent to the June 30, 2014 quarter-end, the Company’s long-term debt obligations increased by an additional $90.0 million  in connection with its borrowings under the Revolver and the DDTL in order to fund the acquisition of CS in July 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the six months ended June 30, 2014.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of market risks.

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

Return to Index

Item 6. Exhibits

(a) Exhibits:

3.1*	Amended and Restated By-Laws of Bel Fuse Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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
August 11, 2014
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Return to Index

EXHIBIT INDEX

Exhibit 3.1* - Amended and Restated By-Laws of Bel Fuse Inc.

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