Form 10-Q
period 2014-09-30
BEL FUSE INC /NJ
filed 2014-11-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 0-11676
_____________________

BEL FUSE INC.
206 Van Vorst Street
Jersey City, NJ  07302
 (201) 432-0463

(Address of principal executive offices and zip code)
(Registrant's telephone number, including area code)

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
Yes [ ]	No [X]

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2014
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,704,877

Return to Index

PART I.                          Financial Information

Item 1.                          Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$83,140	$62,123
Accounts receivable - less allowance for doubtful accounts of $1,836
and $941 at September 30, 2014 and December 31, 2013, respectively	103,701	63,849
Inventories	113,506	70,019
Prepaid expenses and other current assets	7,548	3,519
Refundable income taxes	6,303	1,650
Deferred income taxes	3,679	2,995
Total Current Assets	317,877	204,155

Property, plant and equipment - net	74,104	40,896
Deferred income taxes	4,688	1,680
Intangible assets - net	84,151	29,472
Goodwill	130,224	18,490
Other assets	32,443	13,448
TOTAL ASSETS	$643,487	$308,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,929	$29,518
Accrued expenses	44,551	22,442
Short-term borrowings under revolving credit line	-	12,000
Current maturities of long-term debt	12,094	-
Notes payable	163	739
Income taxes payable	2,861	1,496
Dividends payable	894	786
Total Current Liabilities	124,492	66,981

Long-term Liabilities:
Long-term debt, noncurrent	223,219	-
Liability for uncertain tax positions	38,412	1,218
Minimum pension obligation and unfunded pension liability	11,649	10,830
Deferred income taxes	15,887	-
Other long-term liabilities	535	410
Total Long-term Liabilities	289,702	12,458
Total Liabilities	414,194	79,439

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,704,877 and 9,335,677 shares outstanding, respectively
(net of 3,218,307 treasury shares)	971	933
Additional paid-in capital	20,833	18,914
Retained earnings	212,691	207,993
Accumulated other comprehensive (loss) income	(5,419)	645
Total Stockholders' Equity	229,293	228,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$643,487	$308,141

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Sales	$156,341	$101,164	$338,426	$258,173

Costs and expenses:
Cost of sales	128,250	81,132	278,319	213,781
Selling, general and administrative	23,110	12,300	47,475	35,041
Restructuring charges	309	-	1,365	1,387
	151,669	93,432	327,159	250,209

Income from operations	4,672	7,732	11,267	7,964

Gain on sale of investment	-	98	-	98
Interest expense	(1,869)	(67)	(2,124)	(75)
Interest income and other, net	21	81	121	188

Earnings before provision (benefit) for income taxes	2,824	7,844	9,264	8,175
Provision (benefit) for income taxes	1,317	464	2,189	(336)

Net earnings	$1,507	$7,380	$7,075	$8,511

Earnings per share:
Class A common share - basic and diluted	$0.12	$0.62	$0.57	$0.70
Class B common share - basic and diluted	$0.13	$0.65	$0.62	$0.76

Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,590,586	9,228,731	9,420,111	9,221,032

Dividends paid per share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net earnings	$1,507	$7,380	$7,075	$8,511

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($181), $212, ($57) and ($4), respectively	(6,791)	1,801	(6,254)	619
Reclassification adjustment for gain on sale of marketable securities included in
net earnings, net of tax of $0, ($37), $0 and ($37)	-	(61)	-	(61)
Unrealized holding (losses) gains on marketable securities arising during the period,
net of taxes of ($7), $28, $58 and $17, respectively	(12)	46	95	27
Change in unfunded SERP liability, net of taxes of $14, $24, $42 and $20, respectively	32	53	95	46
Other comprehensive (loss) income	(6,771)	1,839	(6,064)	631

Comprehensive (loss) income	$(5,264)	$9,219	$1,011	$9,142

See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$7,075	$8,511
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	12,677	8,676
Stock-based compensation	1,926	1,376
Gain on disposal of property, plant and equipment	19	-
Realized gain on sale of investment	-	(98)
Amortization of deferred financing costs	348	-
Other, net	(1,520)	356
Deferred income taxes	(10)	(519)
Changes in operating assets and liabilities (see page 6)	(1,580)	(12,241)
Net Cash Provided by Operating Activities	18,935	6,061

Cash flows from investing activities:
Increase in cash equivalents within Rabbi Trust	(1,536)	-
Purchase of company-owned life insurance (COLI)	(2,820)	(2,820)
Purchase of SERP investments	(1,400)	-
Purchase of property, plant and equipment	(5,234)	(5,127)
Purchase of intangible asset	-	(1,336)
Payment for acquisitions, net of cash acquired (see page 6)	(206,536)	(30,931)
Proceeds from surrender of COLI	5,756	-
Proceeds from sale of SERP investments	-	2,820
Proceeds from sale of property, plant and equipment	21	-
Net Cash Used in Investing Activities	(211,749)	(37,394)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,270)	(2,264)
Deferred financing costs	(5,774)	-
Borrowings under revolving credit line	23,000	12,000
Repayments under revolving credit line	(12,000)
(Decrease) increase in notes payable	(553)	314
Proceeds from long-term debt	215,000	-
Repayments of long-term debt	(2,688)	-
Purchase and retirement of Class B common stock	-	(3,356)
Net Cash Provided by Financing Activities	214,715	6,694

Effect of exchange rate changes on cash	(884)	297

Net Increase (Decrease) in Cash and Cash Equivalents	21,017	(24,342)
Cash and Cash Equivalents - beginning of period	62,123	71,262
Cash and Cash Equivalents - end of period	$83,140	$46,920

(Continued)
See notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013

Changes in operating assets and liabilities consist of:
Increase in accounts receivable	$(2,034)	$(13,015)
Decrease (increase) in inventories	9,737	(6,746)
Decrease (increase) in prepaid expenses and other current assets	856	(1,483)
Increase in other assets	(171)	(95)
(Decrease) increase in accounts payable	(2,030)	6,920
(Decrease) increase in accrued expenses	(7,291)	2,640
Increase in other liabilities	63	274
Decrease in accrued restructuring costs	-	(122)
Decrease in income taxes payable	(710)	(614)
	$(1,580)	$(12,241)

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$2,536	$1,152
Interest	1,633	75

Details of acquisitions:
Fair value of identifiable net assets acquired	$122,041	$34,541
Goodwill	111,952	4,812
Fair value of net assets acquired	$233,993	$39,353

Fair value of net assets acquired	$233,993	$39,353
Less: Cash acquired in acquisition	(27,457)	(8,388)
Deferred consideration	-	(34)
Cash paid for acquisitions, net of cash acquired	$206,536	$30,931
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2014, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by Bel Fuse Inc. (the "Company" or "Bel") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2014 should not be viewed as indicative of the Company's annual results or the Company's results for any other period.  The information for the condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2013.

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB ("GigaCom").  On July 31, 2012, the Company consummated its acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. ("Fibreco").  On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L ("Powerbox").  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the "2012 Acquisitions" or the "2012 Acquired Companies".  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values.  The accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2013 have been restated to reflect immaterial measurement period adjustments related to the applicable 2012 Acquisitions.

On March 29, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited ("Transpower") and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity ("TRP").  On August 20, 2013, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation ("Array"). The acquisitions of TRP and Array may hereafter be referred to collectively as either the "2013 Acquisitions" or the "2013 Acquired Companies".  Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values. The Company's condensed consolidated results of operations include the operating results of the 2013 Acquisitions since their respective acquisition dates.  The accompanying condensed consolidated financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been restated to reflect measurement period adjustments, as further described in Note 3, related to the  TRP acquisition.

On June 19, 2014, the Company completed its acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd.  On July 25, 2014, the Company completed its acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, the Company completed its acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies". Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values. The Company's condensed consolidated results of operations for the three and nine months ended September 30, 2014 include the operating results of the 2014 Acquisitions from their respective acquisition dates through September 30, 2014.

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the nine months ended September 30, 2014.

Recently Adopted Standards

In July 2013, the FASB issued revised guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this guidance as of January 1, 2014, on a prospective basis. The adoption did not have a material impact on the Company's financial statements.

Standards Issued Not Yet Adopted

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on the Company's financial statements.

Return to Index
In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on the Company's financial statements, if any, including which transition method it will adopt.

In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.  Earlier adoption is permitted.  Management does not believe that the adoption of this guidance will have any material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued guidance on the presentation of financial statements when there is substantial doubt about an entity's ability to continue as a going concern. The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and management's plans that are intended to alleviate or management's plans that have alleviated substantial doubt. The amendment is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management does not believe that the adoption of this guidance will have any material impact on the Company's financial position or results of operations.

2. EARNINGS PER SHARE

The Company utilizes the two-class method to report its earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the three or nine months ended September 30, 2014 or September 30, 2013 which would have had a dilutive effect on earnings per share.

Return to Index

The earnings and weighted-average shares outstanding used in the computation of basic and diluted earnings per share are as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net earnings	$1,507	$7,380	$7,075	$8,511
Less Dividends declared:
Class A	131	131	391	391
Class B	679	650	1,986	1,925
Undistributed earnings	$697	$6,599	$4,698	$6,195

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$124	$1,209	$847	$1,137
Class B undistributed earnings	573	5,390	3,851	5,058
Total undistributed earnings	$697	$6,599	$4,698	$6,195

Net earnings allocation - basic and diluted:
Class A net earnings	$255	$1,340	$1,238	$1,528
Class B net earnings	1,252	6,040	5,837	$6,983
Net earnings	$1,507	$7,380	$7,075	$8,511

Denominator:
Weighted-average shares outstanding:
Class A common share - basic and diluted	2,174,912	2,174,912	2,174,912	2,174,912
Class B common share - basic and diluted	9,590,586	9,228,731	9,420,111	9,221,032

Earnings per share:
Class A common share - basic and diluted	$0.12	$0.62	$0.57	$0.70
Class B common share - basic and diluted	$0.13	$0.65	$0.62	$0.76

3.            ACQUISITIONS

2014 Acquisitions:

On June 19, 2014, the Company completed its acquisition of Power Solutions for $110.0 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems.  Power Solutions offers a premier line of standard, modified-standard and custom designed AC/DC, DC/DC and other specific power conversion products for a variety of technologies in data centers, telecommunications and industrial applications.  The acquisition of Power Solutions brings a complementary, industry-leading power product portfolio to Bel's existing line of power products, expands our current customer base in the areas of server, storage and networking equipment and adds industrial and additional transportation applications to the Company's product offering.

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the Emerson Network Power Connectivity Solutions business ("CS") from Emerson Electric Co. with a payment, net of cash acquired and including a working capital adjustment, of $90.7 million.  On August 29, 2014, an additional payment of $9 million was made in connection with the closing of the China portion of the transaction.  CS is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. CS is headquartered in Bannockburn, Illinois, and has manufacturing facilities in North America, the U.K. and China.  CS will become part of Bel's Connectivity Solutions product group under the Cinch Connector business.  Management believes the acquisition of CS will enable the Company to further expand into the aerospace and military markets where long-term product reliability resulting from highly engineered solutions is critical. The addition of the CS Stratos brand with our Fibreco/Gigacom Interconnect products will also give the Company a solid position in the expanded beam fiber optic market place.  The CS group will also significantly expand the Company's existing copper‑based product offerings with the addition of RF/Microwave components and assemblies.

During the three and nine months ended September 30, 2014, the Company incurred $3.8 million and $5.3 million, respectively, of acquisition-related costs associated with the 2014 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Return to Index
While the initial accounting related to the acquisitions of Power Solutions and Connectivity Solutions is not complete as of the filing date of this Quarterly Report on Form 10-Q, the following table depicts the Company's current estimate of the respective acquisition date fair values of the consideration paid and identifiable net assets acquired (in thousands):

	Power Solutions				Connectivity Solutions		2014 Acquisitions
		Measurement	June 19,				Acquisition-Date
	June 19,	Period	2014		July 25/August 29,		Fair Values
	2014	Adjustments	(As adjusted)		2014*		(As adjusted)
Cash	$20,913	$-	$20,913		$6,544		$27,457
Accounts receivable	29,388	1	29,389		9,413		38,802
Inventories	33,156	3,273	36,429	(a)	17,601	(a)	54,030
Other current assets	5,387	1,688	7,075		2,634		9,709
Property, plant and equipment	28,176	-	28,176	(b)	10,440	(b)	38,616
Intangible assets	21,188	(9,153)	12,035	(c)	46,505	(c)	58,540
Other assets	536	18,212	18,748	(d)	2,684		21,432
Total identifiable assets	138,744	14,021	152,765		95,821		248,586

Accounts payable	(26,180)	-	(26,180)		(10,682)		(36,862)
Accrued expenses	(20,290)	(4,505)	(24,795)	(d)	(4,934)		(29,729)
Other current liabilities	223	-	223		(57)		166
Noncurrent liabilities	761	(39,686)	(38,925)	(d)	(21,195)		(60,120)
Total liabilities assumed	(45,486)	(44,191)	(89,677)		(36,868)		(126,545)
Net identifiable assets acquired	93,258	(30,170)	63,088		58,953		122,041
Goodwill	37,534	30,170	67,704	(e)	44,248	(e)	111,952
Net assets acquired	$130,792	$-	$130,792		$103,201		$233,993

Cash paid	$130,792	$-	$130,792		$103,201		$233,993
Assumption of liability	-	-	-		-		-
Fair value of consideration
transferred	130,792	-	130,792		103,201		233,993
Deferred consideration	-	-	-		-		-
Total consideration paid	$130,792	$-	$130,792		$103,201		$233,993

* The Company acquired the U.S. and U.K. entities of Connectivity Solutions on July 25, 2014 and the China entity of Connectivity Solutions on August 29, 2014.  These values represent the estimated fair values as of the respective acquisition date.

(a)	The inventory amounts noted above for both Power Solutions and Connectivity Solutions include preliminary adjustments to acquisition-date fair value.
(b)
The appraisals related to machinery and equipment acquired were still in progress as of this filing date; however, the amount noted above for Connectivity Solutions includes preliminary adjustments to acquisition-date fair value.  The amounts noted above for Power Solutions property, plant and equipment only include the carrying value of those assets on Power Solutions' balance sheet as of the acquisition date.

(c)
The Company has identified certain intangible assets related to the Power Solutions acquisition, including trademarks and trade names, developed technology and potential in-process research and development, license agreements, non-compete agreements, an investment in a 49%-owned joint venture and customer relationships, which are being valued by a third-party appraiser.  These appraisals were not complete as of the date of this filing.  The Company has also identified certain intangible assets related to the Connectivity Solutions acquisition, including trademarks, developed technology and customer relationships, which are being valued by a third-party appraiser.  While these appraisals were still in progress as of the date of this filing, preliminary estimated adjustments to fair value have been reflected in the table above.

(d)
The Company recorded measurement period adjustments related to estimated uncertain tax provisions and other tax liabilities, including an indemnification asset related to certain liabilities.  While these estimates were still in progress as of the date of this filing, preliminary estimated adjustments to these liabilities have been reflected in the table above.

(e)
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

Return to Index
The preliminary fair value of identifiable intangible assets related to the 2014 Acquired Companies is shown in the table below (dollars in thousands).  For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

	Weighted-Average Life	Acquisition-Date Fair Value
Trademarks	Indefinite	$7,115
Technology	20 years	20,818
Customer relationships	15 years	30,607
Total identifiable intangible assets acquired		$58,540

The results of operations of the 2014 Acquired Companies have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three and nine months ended September 30, 2014, the 2014 Acquired Companies contributed revenue of $63.1 million and $70.3 million, respectively, and net loss of approximately $0.8 million and $1.6 million, respectively, to the Company's consolidated financial results.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of TRP, Array, Power Solutions and Connectivity Solutions for the periods presented as if the 2013 Acquisitions had occurred on January 1, 2012 and the 2014 Acquisitions had occurred on January 1, 2013, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the business combinations, and related tax effects.  The 2014 unaudited pro forma net earnings for the three and nine months ended September 30, 2014 were adjusted to exclude $3.9 million and $5.4 million ($2.4 million and $3.3 million after tax), respectively, of non-recurring expenses which were incurred in connection with the 2013 and 2014 Acquisitions.  The 2013 unaudited pro forma net earnings were adjusted to include these charges in addition to an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $4.6 million ($4.4 million after tax) during each of the three and nine months ended September 30, 2013, respectively.  The 2013 results reflected below include merger-related charges incurred by Power Solutions in connection with its acquisition by ABB in July 2013. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from these acquisitions; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$163,040	$185,091	$480,482	$533,605
Net earnings	8,417	(28,213)	6,388	(39,714)
Earnings per Class A common share - basic and diluted	0.68	(2.38)	0.51	(3.36)
Earnings per Class B common share - basic and diluted	0.72	(2.50)	0.56	(3.51)

2013 Acquisitions:

On March 29, 2013, the Company completed its acquisition of TRP for $21.0 million, net of cash acquired. The Company's purchase of TRP consisted of the integrated connector module ("ICM") family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

On August 20, 2013, the Company completed its acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  The acquisition of Array expands the Company's portfolio of connector products that can be offered to the combined customer base, and provides an opportunity to sell other products that Bel manufactures to Array's customers.  Array has become part of Bel's Cinch Connector business.

During the three and nine months ended September 30, 2014, the Company incurred less than $0.1 million and $0.1 million, respectively, of acquisition-related costs associated with the 2012 and 2013 Acquisitions.  During the three and nine months ended September 30, 2013, the Company incurred acquisition costs of $0.1 million and $0.8 million, respectively, related to the 2012 and 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

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

The results of operations of the 2013 Acquired Companies have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three and nine months ended September 30, 2014, the 2013 Acquired Companies contributed revenue of $20.7 million and $58.3 million, respectively, and net earnings of $4.0 million and $8.9 million, respectively, to the Company's consolidated financial results.  During the three and nine months ended September 30, 2013, the 2013 Acquired Companies contributed revenue of $26.4 million and $48.6 million, respectively, and net earnings of $4.2 million and $7.4 million, respectively, to the Company's consolidated financial results.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2014 and December 31, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a Rabbi Trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the Rabbi Trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.  The gross unrealized gains associated with the investment securities held in the Rabbi Trust were $0.6 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

Return to Index
As of September 30, 2014 and December 31, 2013, the Company had other marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2014.

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (dollars in thousands).

		Assets at Fair Value Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Available-for-sale securities:
Investments held in Rabbi Trust	$4,867	$4,867	$-	$-
Marketable securities	4	4	-	-

Total	$4,871	$4,871	$-	$-

As of December 31, 2013
Available-for-sale securities:
Investments held in Rabbi Trust	$3,313	$3,313	$-	$-
Marketable securities	3	3	-	-

Total	$3,316	$3,316	$-	$-

The Company has other financial instruments, such as cash equivalents, cash equivalents held within the Rabbi Trust, accounts receivable, notes receivable, accounts payable, notes payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2014, the estimated fair value of long-term debt was $234.3 million compared to a carrying amount of $235.3 million.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2014 or December 31, 2013.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2014 or 2013 that would warrant interim impairment testing.

Return to Index
5.            INVENTORIES

The components of inventories are as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$55,302	$29,428
Work in progress	16,964	8,783
Finished goods	41,240	31,808
	$113,506	$70,019

At September 30, 2014, $46.2 million of inventory related to the 2014 Acquired Companies.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Land	$3,302	$3,229
Buildings and improvements	31,259	25,216
Machinery and equipment	118,161	82,420
Construction in progress	5,263	4,042
	157,985	114,907
Accumulated depreciation	(83,881)	(74,011)
	$74,104	$40,896

At September 30, 2014, $36.5 million of property, plant and equipment related to the 2014 Acquired Companies.

7.             BUSINESS SEGMENT INFORMATION

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are sales and income from operations.  The following is a summary of key financial data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment sales:
North America	$91,556	$34,273	$162,415	$95,796
Asia	87,714	69,602	199,574	166,362
Europe	44,778	9,313	72,220	30,029
Total segment sales	224,048	113,188	434,209	292,187
Reconciling item:
Intersegment sales	(67,707)	(12,024)	(95,783)	(34,014)
Net sales	$156,341	$101,164	$338,426	$258,173

Income from operations:
North America	$(1,964)	$(239)	$(2,698)	$(3,734)
Asia	3,306	7,915	9,694	11,026
Europe	3,330	56	4,271	672
	$4,672	$7,732	$11,267	$7,964

	September 30,	December 31,
	2014	2013
Total Assets:
North America	$205,463	$117,261
Asia	243,753	148,780
Europe	81,642	42,100
	530,858	308,141
Unallocated Goodwill	112,629	-
	$643,487	$308,141

Return to Index
Recent Acquisitions – At September 30, 2014, Power Solutions' total assets of $206.7 million and Connectivity Solutions' total assets of $136.9 million are included in the table above.

The acquisitions of TRP in March 2013, Array in August 2013, Power Solutions in June 2014 and Connectivity Solutions in July and August 2014 contributed to Bel's segment sales, income from operations and total assets as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales to External Customers:
North America:
Array	$1,758	$811	$5,302	$811
Power Solutions	36,517	-	41,554	-
Connectivity Solutions	11,941	-	11,941	-
	50,216	811	58,797	811
Asia:
TRP	18,228	25,096	51,060	46,885
Power Solutions	1,600	-	1,958	-
Connectivity Solutions	749	-	749	-
	20,577	25,096	53,767	46,885
Europe:
TRP	727	494	1,912	886
Power Solutions	10,963	-	12,802	-
Connectivity Solutions	1,295	-	1,295	-
	12,985	494	16,009	886
Net sales from 2013-2014 acquisitions	83,778	26,401	128,573	48,582

Income from operations:
North America:
Array	(61)	(135)	(744)	(135)
Power Solutions	1,072	-	(53)	-
Connectivity Solutions	(1,299)	-	(1,299)	-
	(288)	(135)	(2,096)	(135)
Asia:
TRP	4,200	4,527	9,311	8,115
Power Solutions	(3,201)	-	(3,363)	-
Connectivity Solutions	112	-	112	-
	1,111	4,527	6,060	8,115
Europe:
TRP	115	92	343	196
Power Solutions	2,726	-	3,024	-
Connectivity Solutions	73	-	73	-
	2,914	92	3,440	196
Total income from operations from
2013-2014 acquisitions	$3,737	$4,484	$7,404	$8,176

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

8.   INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company has approximately $38.6 million and $2.2 million, respectively, of liabilities for uncertain tax positions ($0.2 million and $1.0 million, respectively, included in income taxes payable and $38.4 million and $1.2 million, respectively, included in liability for uncertain tax positions) all of which, if recognized, would reduce the Company's effective tax rate.  In connection with the acquisition of Power Solutions, the Company recorded an estimated liability for uncertain tax positions of $35.9 million, including interest and penalties of $11.9 million.

Return to Index
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2011 and for state examinations before 2008.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2003 in Asia and generally 2007 in Europe.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at September 30, 2014.  A total of $4.8 million of previously recorded liabilities for uncertain tax positions relates principally to the 2011 tax year which expire during the three months ended September 30, 2015.  Additionally, a total of $0.8 million of previously recorded liabilities for uncertain tax positions relating to the 2010 tax year were reversed during the quarter ended September 30, 2014.  This was offset in part by an increase to the liability for uncertain tax positions in the amount of $1.4 million which is included in the condensed consolidated statement of operations during the nine months ended September 30, 2014.  A total of $0.5 million of previously recorded liabilities for uncertain tax positions relating to 2006 and 2009 tax years were reversed during the quarter ended September 30, 2013.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2014 and 2013, the Company recognized $0.7 million and an immaterial amount, respectively, of interest and penalties in the condensed consolidated statements of operations.  The Company has $12.6 million and $0.2 million, respectively, accrued for the payment of such interest and penalties at September 30, 2014 and December 31, 2013, a portion of which is included in each of income taxes payable and liability for uncertain tax positions in the accompanying condensed consolidated balance sheets at each date.  In connection with the estimated liability for uncertain tax positions, the Company will accrue approximately $2.5 million of interest and penalties annually.

Upon completion of the acquisitions of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $7.1 million and deferred tax liabilities of $19.1 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the condensed consolidated balance sheet at September 30, 2014.  At September 30, 2014, the fair market value reports have not been completed and therefore the Company had no additional deferred tax amounts relating to the Power Solutions or Connectivity Solutions acquisitions. At September 30, 2014, a net deferred tax liability of $11.0 million remains on the condensed consolidated balance sheet for the 2014 Acquisitions.

The Company intends to make elections to step up the tax basis of the Power Solutions acquisition to fair value under IRC Section 338(g).  The Company does not intend to make an election to step-up the tax basis of the Emerson acquisition to fair value under IRC Section 338(g).

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for the TRP and Array acquisitions.  At September 30, 2014, a net deferred tax asset of $1.7 million remains on the condensed consolidated balance sheet.

The Company does not intend to make any election to step up the tax basis of the 2013 acquisitions to fair value under IRC Section 338(g).

On December 31, 2013, under the "American Taxpayer Relief Act" ("ATRA"), the Research and Experimentation credit ("R&E") expired.  The Company did not recognize any R&E credits during the nine months ended September 30, 2014.  If the R&E credit is extended back to January 1, 2014, the Company will recognize the R&E credit at that time.  The annual R&E credit is approximately $0.3 million.  During the first quarter of 2013, the Company recognized a $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Return to Index

9.            ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Sales commissions	$2,922	$1,431
Subcontracting labor	2,014	2,406
Salaries, bonuses and related benefits	23,592	13,674
Litigation reserve	-	723
Warranty accrual	3,623	-
Other	12,400	4,208
	$44,551	$22,442

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

A tabular presentation of the activity within the warranty accrual account for the period from the acquisition date of Power Solutions through September 30, 2014 is presented below (in thousands):

September 30,
2014
Beginning balance as of June 19, 2014	$4,111
Charges and costs accrued	859
Adjustments related to pre-existing warranties (including changes in estimates)	(35)
Less repair costs incurred	(1,377)
Currency translation	(43)
Ending balance as of September 30, 2014	$3,515

10.	DEBT

At December 31, 2013, the Company maintained a $30 million line of credit with Bank of America (the "Credit Agreement"), which was due to expire on October 14, 2016.  At December 31, 2013, the borrowings under the line of credit amounted to $12.0 million and the balance available under the Credit Agreement was $18.0 million.  The Credit Agreement bore interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the Credit Agreement during the nine months ended September 30, 2014.  There was no interest expense related to the line of credit during the nine months ended September 30, 2013 as there were no borrowings outstanding during that period.  Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios and comply with other financial conditions.  During the nine months ended September 30, 2014, the Company repaid the full $12.0 million balance outstanding and terminated the Credit Agreement.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank"), as administrative agent and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the "New Secured Credit Agreement").  The maturity date of the New Secured Credit Agreement is June 18, 2019.
The New Secured Credit Agreement consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL").  Under the terms of the New Secured Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $100 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

Return to Index
The obligations of the Company under the New Secured Credit Agreement are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the "Loan Parties") and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties' material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties' direct foreign subsidiaries.
The borrowings under the New Secured Credit Agreement will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company's leverage ratio. The interest rate in effect at September 30, 2014 was 2.25%, which consists of LIBOR of 0.25% plus the Company's margin of 2.00%.
The New Secured Credit Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the New Secured Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2014, the Company was in compliance with its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2014 was $27.0 million, of which we had the ability to borrow the full available balance without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.
Concurrent with its entry into the New Secured Credit Agreement on June 19, 2014, the Company borrowed $145.0 million under the Term Loan to complete its acquisition of Power Solutions.  In July 2014, in connection with the acquisition of Connectivity Solutions, the Company borrowed an additional $90.0 million under the New Secured Credit Agreement ($70.0 million through the DDTL and $20.0 million under the Revolver).  During the three and nine months ended September 30, 2014, the Company recorded $0.4 million and $5.8 million in deferred financing costs, respectively, which will be amortized over the five-year term, and incurred $1.9 million and $2.1 million of interest expense, respectively.  At September 30, 2014, borrowings outstanding related solely to the $145.0 million Term Loan, the $70.0 million DDTL and $23.0 million under the revolver.
Scheduled principal payments of the long-term debt outstanding at September 30, 2014 are as follows (in thousands):

2014	$2,687
2015	13,438
2016	16,125
2017	18,812
2018	24,188
Thereafter	160,063
Total long-term debt	235,313
Less: Current maturities of long-term debt	(12,094)
Noncurrent portion of long-term debt	$223,219

11.            RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan (the "U.S. Plan"), a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the IRC. The U.S. Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. The Company's matching contributions are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The expense for the three months ended September 30, 2014 and 2013 amounted to approximately $0.3 million and $0.1 million, respectively. The expense for the nine months ended September 30, 2014 and 2013 amounted to approximately $0.6 million and $0.4 million, respectively. Prior to January 1, 2012, the U.S. Plan's structure provided for a Company match and discretionary profit sharing contributions that were made in the form of the Company's common stock.  As of September 30, 2014, the U.S. Plan owned 14,886 and 181,831 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also has a retirement fund in Asia (the "Asia Plan") which covers substantially all of its Hong Kong-based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended September 30, 2014 and 2013 amounted to approximately $0.1 million in each period. The expense for the nine months ended September 30, 2014 and 2013 amounted to approximately $0.2 million in each period.  As of September 30, 2014, the Asia Plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.

The components of SERP expense are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$138	$139	$414	$417
Interest cost	135	112	405	337
Amortization of adjustments	46	77	138	231
Total SERP expense	$319	$328	$957	$985

	September 30,	December 31,
	2014	2013
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$11,649	$10,830

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,094	$1,230
Net loss	1,004	1,004
	$2,098	$2,234

12.            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income at September 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

	September 30,	December 31,
	2014	2013

Foreign currency translation adjustment, net of taxes of ($20) and $77
at September 30, 2014 and December 31, 2013	$(4,350)	$1,904
Unrealized holding gains on available-for-sale
securities, net of taxes of $227 and $169 as of
September 30, 2014 and December 31, 2013	377	282
Unfunded SERP liability, net of taxes of ($652) and ($693) as
of September 30, 2014 and December 31, 2013	(1,446)	(1,541)

Accumulated other comprehensive (loss) income	$(5,419)	$645

Return to Index

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2014 are as follows.  All amounts are net of tax (dollars in thousands).

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2014	$1,904	$282	$(1,541)		$645
Other comprehensive income (loss) before reclassifications	(6,254)	95	-		(6,159)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	95	(a)	95
Net current period other comprehensive income (loss)	(6,254)	95	95		(6,064)

Balance at September 30, 2014	$(4,350)	$377	$(1,446)		$(5,419)

(a) This reclassification relates to the amortization of prior service costs associated with the Company's SERP.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

13.            COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through March 2023.  At December 31, 2013, the Company's total future minimum lease payments for operating leases amounted to $15.3 million.  The Company incurred additional lease commitments of approximately $7.3 million upon the acquisitions of Power Solutions and Connectivity Solutions.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if the order is cancelled.  At December 31, 2013, the Company had outstanding purchase orders related to purchases of raw materials in the aggregate amount of $23.4 million and purchase orders related to capital expenditures of $3.0 million.  The Company incurred additional commitments upon the acquisitions of Power Solutions and Connectivity Solutions totaling approximately $19.3 million in raw material purchase orders and $0.5 million in capital expenditure commitments.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's results of operations or financial position.  See the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for the details of all of Bel's material pending lawsuits.  Certain developments that have arisen in legal proceedings subsequent to the filing of the Company's Annual Report on Form 10-K are described below.

The Company was a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court, Eastern District of Texas in November 2007 ("SynQor I case").  The plaintiff alleged that eleven defendants, including Bel, infringed its patents covering certain power products. With respect to the Company, the plaintiff claimed that the Company infringed its patents related to unregulated bus converters and/or point-of-load (POL) converters used in intermediate bus architecture power supply systems. The case initially went to trial in December 2010.  A decision was ultimately rendered in November 2013 in favor of the plaintiff, and the Company released a payment to SynQor of $10.9 million.  The Company subsequently received a $2.1 million payment from one of its customers related to an indemnification agreement and reimbursement of certain legal fees.

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.'s continuing causes of action for post-verdict damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 ("SynQor II case").  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was paid by the Company in July 2014 and was subsequently reimbursed by one of its customers under the terms of the indemnification agreement referenced above.  SynQor filed an appeal of the final judgment in May 2014, which is currently pending with the CAFC.

Return to Index
The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company's patents related to integrated magnetic connector products.  Molex filed a motion to dismiss the complaint on August 6, 2013.  The Company filed an amended complaint and response on August 20, 2013.  Molex withdrew its original Motion to Dismiss and filed a second, revised Motion to Dismiss on September 6, 2013.  The Company filed its response on October 7, 2013.  The Court denied Molex's revised Motion to Dismiss on June 16, 2014.  In June 2014, Molex initiated an Inter Partes Review (IPR) at the U.S. Patent and Trademark Office for one of the three patents associated with this case.  The Company and Molex executed an agreement in September 2014 to terminate the IPR and to withdraw one of the patents from the district court litigation.  The case continues to proceed in the district court and now involves two of the Company's patents related to integrated magnetic connector products.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included in the accompanying condensed consolidated balance sheet.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, an offsetting indemnification asset is also reflected in the accompanying condensed consolidated balance sheet at September 30, 2014.

Return to Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's quarterly and annual operating results are impacted by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date such statements are made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those which are detailed from time to time in the Company's SEC filings.

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

Bel's business is operated through three geographic segments:  North America, Asia and Europe.  During the nine months ended September 30, 2014, 44% of the Company's revenues were derived from Asia, 42% from North America and 14% from its Europe operating segment.  Sales of the Company's Magnetic Solutions products represented approximately 38% of its total net sales during the nine months ended September 30, 2014.  The remaining revenues related to sales of the Company's Connectivity Solutions products (32%) and Power Solutions and Protection products (30%).

The Company's expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that it uses and its ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line, any significant shift in the mix of higher- versus lower-margin product lines will have an associated impact on the Company's costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. The Company's products are manufactured at various facilities in: the People's Republic of China ("PRC"); Glen Rock, Pennsylvania; Inwood, New York; McAllen, Texas; Miami and Melbourne, Florida; Waseca, Minnesota; Mesa, Arizona; Haina, Dominican Republic; Reynosa and Cananea, Mexico; Louny, Czech Republic; Worksop, Great Dunmow and Chelmsford, England; and Dubnica nad Vahom, Slovakia.

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

Return to Index

Trends Affecting our Business

The Company believes the key factors affecting Bel's results for the three and nine months ended September 30, 2014 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisitions of TRP and Array during late March and mid-August 2013, respectively, its acquisition of Power Solutions in mid-June 2014, and its acquisition of Connectivity Solutions in late-July 2014 and late-August 2014. During the three and nine months ended September 30, 2014, these acquisitions contributed a combined $83.8 million and $128.6 million of sales, respectively, and a combined $3.7 million and $7.4 million of income from operations, respectively.  During the three and nine months ended September 30, 2013, TRP and Array contributed combined sales of $26.4 million and $48.6 million, respectively, and combined income from operations of $4.5 million and $8.2 million, respectively.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company's gross margin percentage.  During the nine months ended September 30, 2014, the addition of Power Solutions and Connectivity Solutions had a favorable impact on the Company's profit margin percentage.

•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company's product lines, although lead times on electrical components are still extended.  Pricing of electrical components stabilized during the third quarter of 2014.  With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the first nine months of 2014 as compared to the same period of 2013.  Any fluctuations in component prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on Bel's profit margins.

•
Labor Costs – Labor costs as a percentage of sales decreased from 14.3% during the nine months ended September 30, 2013 to 12.4% during the comparable period of 2014. The primary factor driving the reduction was the addition of the Power Solutions products, which have a lower labor content than most of Bel's other products.  Also, during early 2013, the Company incurred higher labor costs due to inefficiencies associated with the Cinch reorganization.  These additional costs did not recur in 2014. This decrease in labor costs as a percentage of sales was largely offset by rising labor costs in the PRC and the strengthening of the Chinese Renminbi.

•
Acquisition-Related Costs –The Company incurred $3.8 million and $5.4 million in acquisition-related costs during the three and nine months ended September 30, 2014, respectively.  These costs primarily related to the audits of the historical financial statements of the acquirees, as well as legal and consulting expenses associated with the 2014 Acquisitions.  The Company also recorded purchase accounting adjustments in the third quarter of 2014 related to inventory step-up adjustments.  These adjustments resulted in additional expense during the third quarter of 2014 of $4.6 million in cost of sales.  Various purchase accounting adjustments and professional fees associated with the valuations of Power Solutions and Connectivity Solutions and related to the completion of audits of the historical financial statements of the acquirees, are also expected in future quarters.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. The change in the effective tax rate during the nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributed to the increase in US taxes despite a pretax loss in the North America segment from taxes related to uncertain tax positions, valuation allowances and sub part F related income.  This was offset in part by a true up of tax accruals.  In addition, for the nine months ended September 30, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012 which offset the increase in the effective tax rate for the nine months ended September 30, 2014. See Note 8 of the condensed consolidated financial statements.

Based on third quarter 2014 results of Bel and the recently acquired businesses, the Company is at a current run rate of approximately $650 million in annual sales.  The focus going forward continues to be on improving quality at the factory levels, working closely with our large customers and their engineering teams, and continued overhead cost containment internally.  Management has already implemented annual cost savings of over $5 million related to the acquisitions of Power Solutions and Connectivity Solutions and has identified additional opportunities to streamline the consolidated businesses in the future.   Statements regarding future results constitute Forward-Looking Statements and could be materially adversely affected by the risk factors identified by the Company in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Return to Index

Summary by Reportable Operating Segment

Net sales to external customers by reportable operating segment for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
North America	$79,384	51%	$31,613	31%	$143,180	42%	$87,058	34%
Asia	54,656	35%	60,751	60%	148,927	44%	142,323	55%
Europe	22,301	14%	8,800	9%	46,319	14%	28,792	11%
	$156,341	100%	$101,164	100%	$338,426	100%	$258,173	100%

Net sales and income from operations by reportable operating segment for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment sales:
North America	$91,556	$34,273	$162,415	$95,796
Asia	87,714	69,602	199,574	166,362
Europe	44,778	9,313	72,220	30,029
Total segment sales	224,048	113,188	434,209	292,187
Reconciling item:
Intersegment sales	(67,707)	(12,024)	(95,783)	(34,014)
Net sales	$156,341	$101,164	$338,426	$258,173

Income from operations:
North America	$(1,964)	$(239)	$(2,698)	$(3,734)
Asia	3,306	7,915	9,694	11,026
Europe	3,330	56	4,271	672
	$4,672	$7,732	$11,267	$7,964

During the three and nine months ended September 30, 2014 as compared to the same periods of 2013,  the 2013 acquisitions of TRP and Array contributed significantly to Bel's Asia and North America segment sales, and TRP's income from operations in Asia more than offset Bel's loss from operations in North America. The acquisition of Power Solutions in June 2014 contributed significantly to Bel's North America and Europe segment sales during the three and nine months ended September 30, 2014 as compared to the same periods of 2013.   The acquisition of Connectivity Solutions contributed to North America and Europe segment sales beginning in August 2014, and to Asia segment sales beginning in September 2014.  See Note 7 to the accompanying condensed consolidated financial statements for further details.  Within North America, the improvement in income from operations during the nine months ended September 30, 2014 as compared to the same period of 2013 was also attributable to the recovery of the Cinch operations.  Both sales and income from operations during the nine months ended September 30, 2013 were negatively impacted by the relocation of Cinch's North American manufacturing operations.  Manufacturing inefficiencies resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America during early 2013.  These transition issues were resolved by the end of 2013.

Overview of Financial Results

Sales for the nine months ended September 30, 2014 increased by 31.1% to $338.4 million from $258.2 million for the same period of 2013.  Sales were favorably impacted by the contributions made by the 2013 and 2014 Acquisitions, and the rebounding of Cinch sales after the relocation of its manufacturing operations in early 2013.  Pricing to customers was adjusted during the latter half of 2013 to recover some of the higher labor costs in China and other cost increases resulting from the continued strengthening of the Chinese Renminbi.  These increased prices are reflected in the 2014 sales figures above. Selling, general and administrative expense was $12.4 million higher in the nine months ended September 30, 2014 as compared to the same period of 2013, primarily due to the inclusion of expenses from the recent acquisitions and acquisition-related costs.  These factors led to net earnings of $7.1 million for the nine months ended September 30, 2014 as compared to $8.5 million for the same period of 2013.   Additional details related to these factors affecting the nine-month results are described in the Results of Operations section below.

Return to Index
Critical Accounting Policies

Management's discussion and analysis of Bel's financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, warranties, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company's Financial Statements, "Basis of Presentation and Accounting Policies," included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth, for the periods presented, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	80.2	82.2	82.8
Selling, general and administrative ("SG&A") expenses	14.8	12.2	14.0	13.6
Restructuring charges	0.2	-	0.4	0.5
Interest expense	1.2	0.1	0.6	-
Interest income and other, net	-	0.1	-	0.1
Earnings before provision (benefit) for income taxes	1.8	7.8	2.7	3.2
Provision (benefit) for income taxes	0.8	0.5	0.6	(0.1)
Net earnings	1.0	7.3	2.1	3.3

The following table sets forth the year over year percentage increase of certain items included in the Company's condensed consolidated statements of operations.

	Increase from	Increase from
	Prior Period	Prior Period
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	Compared with	Compared with
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Net sales	54.5%	31.1%
Cost of sales	58.1	30.2
SG&A expenses	87.9	35.5
Net earnings	(79.6)	(16.9)

Return to Index

Sales

Net sales increased 54.5% from $101.2 million during the three months ended September 30, 2013 to $156.3 million during the three months ended September 30, 2014.  Net sales increased 31.1% from $258.2 million during the nine months ended September 30, 2013 to $338.4 million during the nine months ended September 30, 2014.  The Company's net sales by product group for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Magnetic solutions (a)	$46,159	29%	$52,943	52%	$130,188	38%	$122,958	48%
Connectivity solutions (b)	44,985	29%	29,976	30%	107,352	32%	83,181	32%
Power solutions and protection (c)	65,197	42%	18,245	18%	100,886	30%	52,034	20%
	$156,341	100%	$101,164	100%	$338,426	100%	$258,173	100%

(a) "Magnetic solutions" consists of Bel's legacy RJ45 connector business, the TRP business and the Company's Signal Transformer business.
(b)  "Connectivity solutions" represents the Company's former Interconnect group, consisting of Cinch, the recently acquired Emerson Connectivity Solutions business, Array Connector and the Stewart Connector passive connector lines.
(c)  "Power solutions and protection" represents the Company's former Modules group, consisting of Power-One, the Company's legacy DC-DC, modules manufacturing, and circuit protection business.

Magnetic solutions net sales decreased from the third quarter of 2013 to the third quarter of 2014, principally as a result of a reduction in the sale of TRP products. Sales of Magnetic solutions products for the first nine months of 2014 increased as compared to the same period of 2013 as $51.1 million of TRP product sales are included in the 2014 period, as compared to $46.9 million for the same period of 2013 (TRP was acquired in late-March 2013).

The acquisition of Array in August 2013 and Connectivity Solutions in late-July 2014 and late-August 2014 contributed combined sales of $15.7 million and $19.3 million, respectively, to the Company's Connectivity solutions product group during the three and nine months ended September 30, 2014.

The acquisition of Power Solutions in mid-June 2014 contributed sales of $49.1 million and $56.3 million, respectively, to the three and nine-month Power solutions and protection sales figures noted above for the 2014 periods.  This contribution was partially offset by a reduction in legacy-Bel DC/DC converter sales of $3.9 million and $9.3 million, respectively, during the three and nine months ended September 30, 2014 as compared to the same periods of 2013.

Cost of Sales

The Company's cost of sales as a percentage of consolidated net sales for the three and nine months ended September 30, 2014 and 2013 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Material costs	46.8%	41.4%	45.0%	43.7%
Labor costs	10.7%	14.7%	12.4%	14.3%
Research and development expenses	4.3%	3.5%	4.2%	4.0%
Other expenses	20.2%	20.6%	20.6%	20.8%
Total cost of sales	82.0%	80.2%	82.2%	82.8%

Material costs as a percentage of sales were higher during the three and nine months ended September 30, 2014 as compared to the same periods of 2013, primarily due to the addition of Power Solutions products, which have a higher material content than Bel's other products.  This increase was partially offset by a reduction in material costs as a percentage of sales associated with Bel's other products, due to lower sales of Bel's DC-DC products which have a higher material content, and an increase in connectivity products, which carry a lower material content.

Labor costs during the periods presented for 2014 decreased as a percentage of sales as compared to the same periods of 2013.  The most significant factor contributing to the lower labor costs as a percentage of sales was the inclusion of Power Solutions products since the date of acquisition.  Power Solutions products have lower-labor content compared to Bel's historical average.  There was a further reduction in labor costs as a percentage of sales in the 2014 periods presented due to the improvement of manufacturing efficiencies associated with the Cinch reorganization in 2013, and the realization of cost savings from that initiative.  These reductions in labor costs were partially offset by the continued strengthening of the Chinese Renminbi, which had an unfavorable impact on the Company's labor costs in the PRC.

Return to Index
Included in cost of sales are research and development (R&D) expenses of $6.7 million and $3.5 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $14.1 million and $10.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  The majority of these increases relate to the inclusion of R&D expenses associated with the 2013 and 2014 Acquisitions, which have been included in Bel's results since their respective acquisition dates.

Selling, General and Administrative Expenses ("SG&A")

For the three months ended September 30, 2014, SG&A expense was $10.8 million higher as compared to the same period of 2013.  Of this increase, $8.2 million related to the inclusion of SG&A expenses of 2014 Acquisitions and $0.2 million in incremental SG&A expenses associated with a full three months of Array activity in 2014.  Other contributing factors included a $3.7 million increase in acquisition-related costs, offset by lower incentive compensation expense of $2.0 million and a reduction in legal and professional fees of $0.5 million.  Other items within SG&A increased by $1.2 million in total.

For the nine months ended September 30, 2014, SG&A expense was $12.4 million higher as compared to the same period of 2013.  Of this increase, $8.2 million related to the inclusion of SG&A expenses of 2014 Acquisitions and $1.0 million in incremental SG&A expenses associated with a full nine months of TRP and Array activity in 2014.  Other contributing factors included a $4.6 million increase in acquisition-related costs, offset by lower incentive compensation expense of $2.2 million and a reduction in legal and professional fees of $0.8 million.  Other items within SG&A increased by $1.6 million in total.

Provision (Benefit) for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The provision for income taxes for the three months ended September 30, 2014 was $1.3 million compared to $0.5 million for the three months ended September 30, 2013.  The Company's earnings before income taxes for the three months ended September 30, 2014 are approximately $5.0 million lower than the same period in 2013.  The Company's effective tax rate, the income tax provision as a percentage of earnings before provision for income taxes, was 46.7% and 5.9% for the three-month periods ended September 30, 2014 and 2013, respectively.   The change in the effective tax rate during the three months ended September 30, 2014 compared to the third quarter of 2013 is primarily attributed to the increase in US taxes despite a pretax loss in the North America segment principally related to increases in the liability for uncertain tax positions, valuation allowances and sub part F related income. This was offset in part by a true up of tax accruals.  Additionally, the increase in the effective tax rate is attributable to the increase in the European segments' profitability for the three months ended September 30, 2014 compared to the same period in 2013.

The provision for income taxes for the nine months ended September 30, 2014 was $2.2 million compared to a benefit of $0.3 million for the nine months ended September 30, 2013.  The Company's earnings before income taxes for the nine months ended September 30, 2014 are approximately $1.1 million higher than the same period in 2013.  The Company's effective tax rate was 23.6% and (4.1%) for the nine-month periods ended September 30, 2014 and 2013, respectively.   The change in the effective tax rate during the nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributed to the same reasons as described above.  In addition, for the nine months ended September 30, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012, which offset the increase in the effective tax rate for the nine months ended September 30, 2014. See Note 8 of the condensed consolidated financial statements.

Liquidity and Capital Resources

Historically, the Company has financed its capital expenditures primarily through cash flows from operating activities and has financed acquisitions through cash flows from operating activities, cash reserves, borrowings, and the issuance of Bel Fuse Inc. common stock.  Management believes that the cash flow from operations after payments of dividends and mandatory principal payments of long-term debt combined with its existing capital base, the Company's cash reserves and available line of credit will be sufficient to fund its operations for at least the next twelve months.  Such statement constitutes a Forward-Looking Statement.  Factors which could cause the Company to require additional funding include, among other things, a softening in the demand for the Company's existing and recently-acquired products; an inability to respond to customer demand for new products; an inability to successfully integrate the recent acquisitions discussed below, which could require substantial capital; future expansion of the Company's operations and net losses that would result in net cash being used in operating activities, resulting in net decreases in cash and cash equivalents.  Net losses may impact availability under our credit facility and preclude the Company from raising debt or equity financing in the capital markets on affordable terms or otherwise.

Return to Index
On April 25, 2014, the Company entered into a Stock and Asset Purchase Agreement with ABB Ltd. ("ABB") pursuant to which the Company agreed to acquire the Power-One Power Solutions business from ABB for approximately $117.0 million, subject to adjustments based on working capital and the amount of cash at closing.  On June 19, 2014, the Company completed its acquisition of Power Solutions with a cash payment, net of cash acquired and including a working capital adjustment, of $110.0 million.  The Power Solutions acquisition was funded through bank borrowings, as discussed below.

On May 16, 2014, the Company entered into a Stock Purchase Agreement with Emerson Electric Co. ("Emerson") pursuant to which the Company agreed to acquire the Emerson Network Power Connectivity Solutions ("CS") business from Emerson for $98.0 million, subject to adjustments based on working capital and the amount of cash at closing.  On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the CS business from Emerson with a payment, net of cash acquired and including a working capital adjustment, of $90.7 million.  This portion of the CS acquisition was funded primarily through additional bank borrowings and with $3.9 million funded from Bel's cash on hand.  On August 29, 2014, an additional payment of $9 million, funded from Bel's cash on hand, was made in connection with the closing of the China portion of the acquisition.

At December 31, 2013, the Company maintained a $30 million line of credit with Bank of America (the "Credit Agreement"), which was due to expire on October 14, 2016.  At December 31, 2013, borrowings under the line of credit amounted to $12.0 million and the balance available under the Credit Agreement was $18.0 million.  The Credit Agreement bore interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  The Company incurred interest expense of less than $0.1 million related to the borrowings under the Credit Agreement during the nine months ended September 30, 2014.  There was no interest expense related to the line of credit during the nine months ended September 30, 2013 as there were no borrowings outstanding during that period.  Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios and comply with other financial conditions.  During the nine months ended September 30, 2014, the Company repaid the full $12.0 million balance outstanding and terminated the Credit Agreement.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank"), as administrative agent, and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the "New Secured Credit Agreement").  The maturity date of the New Secured Credit Agreement is June 18, 2019.
The New Secured Credit Agreement consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL").  Under the terms of the New Secured Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $100 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.
The obligations of the Company under the New Secured Credit Agreement are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the "Loan Parties") and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties' material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties' direct foreign subsidiaries.
The borrowings under the New Secured Credit Agreement will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) LIBOR with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company's leverage ratio. The interest rate in effect at September 30, 2014 was 2.25%, which consists of LIBOR of 0.25% plus the Company's margin of 2.00%.
The New Secured Credit Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the New Secured Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor. At September 30, 2014, the Company was in compliance with its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2014 was $27.0 million, of which we had the ability to borrow the full available balance without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.
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

Return to Index
Concurrent with its entry into the New Secured Credit Agreement on June 19, 2014, the Company borrowed $145.0 million under the Term Loan to complete its acquisition of Power Solutions.  On July 25, 2014, the Company borrowed the full $70.0 million available under the DDTL and $20.0 million of the Revolver in order to fund the acquisition of Connectivity Solutions.  During the three and nine months ended September 30, 2014, the Company recorded deferred financing costs of $0.4 million and $5.8 million, respectively, which will be amortized over the five-year term, and incurred interest expense of $1.9 million and $2.1 million, respectively.
Scheduled principal payments of the long-term debt outstanding at September 30, 2014 are as follows (in thousands):

2014	$2,687
2015	13,438
2016	16,125
2017	18,812
2018	24,188
Thereafter	160,063
Total long-term debt	235,313
Less: Current maturities of long-term debt	(12,094)
Noncurrent portion of long-term debt	$223,219

Cash Flows

During the nine months ended September 30, 2014, the Company's cash and cash equivalents increased by $21.0 million. This resulted primarily from $19.1 million provided by operating activities, $215.0 million of proceeds from long-term debt and $23.0 million of proceeds from borrowing under the revolver, partially offset by payments totaling $206.5 million, net of cash acquired, for the acquisitions of Power Solutions and Connectivity Solutions, $12.0 million of repayments under the revolving credit line, $2.7 million of repayments of long-term debt, $5.4 million paid in deferred financing costs, $5.8 million paid for the purchase of property, plant and equipment and $2.3 million for payments of dividends.  As compared to the nine months ended September 30, 2013, cash provided by operating activities increased by $13.0 million, partially due to a $5.0 million increase in depreciation and amortization and a $2.0 million increase in accounts receivable during 2014, as compared to a $13.0 million increase in accounts receivable during 2013.  The decrease in inventory during 2014 was mostly offset by a reduction in accounts payable and accrued expense balances during the nine months ended September 30, 2014.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 37.4% and 40.9% of the Company's total assets at September 30, 2014 and December 31, 2013, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 and 3.0 to 1 at September 30, 2014 and December 31, 2013, respectively.

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

Return to Index

During the nine months ended September 30, 2014, in connection with the 2014 Acquisitions and the associated borrowings under the New Secured Credit Agreement, the following additional contractual obligations existed as of September 30, 2014:

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$235,313	$12,094	$33,594	$189,625	$-
Capital expenditure obligations	530	530	-	-	-
Operating leases	7,342	3,929	2,702	711	-
Raw material purchase obligations	19,325	19,296	29	-	-

Total	$262,510	$35,849	$36,325	$190,336	$-

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the nine months ended September 30, 2014.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of market risks.

Item 4.   Controls and Procedures

Disclosure controls and procedures:  As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting:  There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     Other Information

Item 1.                      Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13 of the Company's Financial Statements, under "Legal Proceedings", as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Return to Index

Item 6. Exhibits

(a)Exhibits:

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
November 10, 2014
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