Form 10-K
period 2014-12-31
BEL FUSE INC /NJ
filed 2015-03-13
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 0-11676
_____________________

BEL FUSE INC.
206 Van Vorst Street
Jersey City, NJ  07302
 (201) 432-0463

(Address of principal executive offices and zip code)
(Registrant's telephone number, including area code)

NEW JERSEY	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock ($0.10 par value)	NASDAQ Global Select Market
Class B Common Stock ($0.10 par value)	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act.	Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was $266.9 million based on the closing sale price as reported on the NASDAQ Global Select Market.
Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2015
Class A Common Stock	2,174,912
Class B Common Stock	9,680,527

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this Annual Report on Form 10-K ("Form 10-K") refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plans to," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar expressions. These Forward-Looking Statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1A. of this Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any forward-looking statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I

Item 1.  Business

Bel Fuse Inc. designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, military, aerospace, transportation and broadcasting industries.  Bel's portfolio of products also finds application in the automotive, medical and consumer electronics markets.

With over 60 years in operation, Bel has reliably demonstrated the ability to succeed in a variety of product areas across multiple industries globally.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to the foremost companies in its chosen industries by developing cost-effective solutions for the challenges of new product development.  By combining our strength in product design with our own specially-designed manufacturing facilities, Bel has established itself as a formidable competitor on a global basis.

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, North America, Asia and Europe (representing 45%, 41% and 14% of the Company's 2014 sales, respectively). Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 12, Business Segment Information, of the notes to consolidated financial statements.

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be a key element in our growth strategy. We may, from time to time, purchase equity positions in companies that are potential merger candidates.  We frequently evaluate possible merger candidates that would provide an expanded product and technology base that will allow us to expand the breadth of our product offerings to our strategic customers and/or provide an opportunity to reduce overall operating expense as a percentage of revenue.  We also consider whether the merger candidates are positioned to take advantage of our lower cost offshore manufacturing facilities, and whether a cultural fit will allow the acquired company to be integrated smoothly and efficiently.

2014 Acquisitions

On June 19, 2014, we completed our acquisition of the Power Solutions business of Power-One ("Power Solutions") from ABB Ltd. for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems.  Power Solutions offers a premier line of standard, modified-standard and custom designed AC/DC, DC/DC and other specific power conversion products for a variety of technologies in data centers, telecommunications and industrial applications.  The acquisition of Power Solutions brings a complementary, industry-leading power product portfolio to Bel's existing line of power solutions and protection products, expands our current customer base in the areas of server, storage and networking equipment and adds industrial and additional transportation applications to the Company's product offering.

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the Emerson Network Power Connectivity Solutions business ("CS") from Emerson Electric Co. On August 29, 2014, the China portion of the transaction closed.  Collectively, the U.S., U.K. and China closings are referred to as the "CS Transaction".  In connection with the CS Transaction, the Company paid a total of $98.8 million, net of cash acquired and including a working capital adjustment.  CS is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. CS is headquartered in Bannockburn, Illinois, and has manufacturing facilities in North America, the U.K. and China.  CS will become part of Bel's Connectivity Solutions product group under the Cinch Connector business.  Management believes the acquisition of CS will enable the Company to further expand into the aerospace and military markets where long-term product reliability resulting from highly engineered solutions is critical. The addition of the CS Stratos brand with our Fibreco/Gigacom Interconnect products will also give the Company a solid position in the expanded beam fiber optic market place.  The CS group will also significantly expand our existing copper‑based product offerings with the addition of RF/Microwave components and assemblies.

The acquisitions of Power Solutions and CS may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

2013 Acquisitions

On March 29, 2013, we completed our acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited ("Transpower") and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity ("TE") for $21.0 million, net of cash acquired.  The operations acquired are now doing business as TRP Connector ("TRP"). Transpower is the sole shareholder of Dongguan Transpower Electronic Products Co., Ltd. in the People's Republic of China ("PRC").  The Company's purchase of the TRP magnetics business consisted of the integrated connector module ("ICM") family of products, including RJ45, 10/100 Gigabit, 10G, PoE/PoE+, MRJ21 and RJ.5, a line of modules for smart-grid applications, and discrete magnetics.

Return to Index
On August 20, 2013, we completed our acquisition of Array, a manufacturer of aerospace and mil-spec connector products based in Miami, Florida, for $10.0 million in cash.  The acquisition of Array expands our portfolio of connector products that can be offered to the combined customer base, and provides an opportunity to sell other products that Bel manufactures to Array's customers.  Array has become part of Bel's interconnect product group under the Cinch Connectors business.

The acquisitions of TRP and Array may hereafter be referred to collectively as either the "2013 Acquisitions" or the "2013 Acquired Companies".

2012 Acquisitions

On March 9, 2012, we completed our acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB ("GigaCom").  On July 31, 2012, we consummated our acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. ("Fibreco").  On September 12, 2012, we completed our acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L ("Powerbox").  The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the "2012 Acquisitions" or the "2012 Acquired Companies".

Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's consolidated results of operations for the three years ended December 31, 2014 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.

The 2012 Acquisitions, the 2013 Acquisitions and the 2014 Acquisitions were funded from cash on hand and/or borrowings.

Products

Bel's three reportable operating segment, North America, Asia and Europe sell, or participate in the sale of, the following products:

Magnetic Solutions

Bel's Magnetics offers industry leading products.  The Company's ICM products integrate RJ45 connectors with discrete magnetic components to provide a more robust part that allows customers to substantially reduce board space and inventory requirements.  The Company's recent acquisition of the TE wire wound business broadens the ICM product line and provides access to strategically important customer programs.  Power Transformers include standard and custom designs for use in industrial instrumentation, alarm and security systems, motion control, elevators, and medical products.  All Power Transformers are designed to comply with international safety standards governing transformers.  Bel's SMD Power Inductors include a selection of over 3,000 parts utilized in power supplies, DC-DC converters, LED lighting and other electronic applications.  Discrete Components are magnetic devices that condition, filter and isolate the signal as it travels through network equipment, ensuring accurate data/voice/video transmission.

	Product Line	Function	Applications	Brands Sold Under
Magnetic Solutions	Integrated Connector Modules (ICMs)	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.	Bel, TRP, MagJack®
	Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.	Signal
	SMD Power Inductors & SMPS Transformers	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC-DC converters, LED lighting, automotive and consumer electronics.	Signal
	Discrete Components-Telecom	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).	Bel

Return to Index

Power Solutions & Protection

Bel's power conversion products include AC-DC power supplies, DC-DC converters and battery charging solutions. The DC-DC product offering consists of standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices or provide regulated mid- bus voltages. The need for converting one DC voltage to another is growing rapidly as developers of integrated circuits commonly adjust the supply voltage as a means of optimizing device performance. The DC-DC converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as data storage systems, computers and peripherals. Opportunities for the DC-DC products also extend into industrial applications.

With the acquisition of the Power-One Power Solutions business from ABB in 2014, Bel's power solutions product portfolio, R&D capabilities and customer base have significantly expanded.  Already a leader in DC/DC board mount products, Bel now offers a sizeable portfolio of AC/DC products with industry leading efficiency and power density.  The acquisition of Power Solutions has also added considerable presence in the railway market and broader industrial markets with Melcher branded products.  The Melcher brand is well known for reliability and performance in demanding applications.

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

	Product Line	Function	Applications	Brands Sold Under
Power Solutions & Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions, Power-One
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecom (central office switches), networking and a broad range of industrial applications	Bel Power Solutions, Power-One, Melcher
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, Power-One, Melcher
	Module Products	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
Broadband equipment, home networking, set top boxes, and telecom equipment supporting ISDN, T1/E1 and DSL technologies. Industrial applications include Smart Meters, Smart Grid communication platforms, vehicle communications and traffic management.
Bel
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, cell phone chargers, consumer electronics, and battery protection.	Bel

Connectivity Solutions

Bel offers a comprehensive line of modular connectors, which serve as the connectivity device in networking equipment such as routers, hubs, switches, wall outlets and patch panels.  Modular Plugs and Cable assemblies are utilized within the structured cabling system, also known as premise wiring.  All Stewart Interconnect products are designed to meet all major performance standards. In January 2010, Bel completed the acquisitiion of Safran S.A.'s Cinch Connector business.  The Cinch products offer reliable and high quality standard connectors.  Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products.  In 2012, the acquistions of Fiberco and GigaCom further enhanced the fiber optic product offering.  In 2013, the acquisition of Array further broadened the product portfolio and expanded sales within the aerospace market.  The acquisition of Connectivity Solutions in 2014 brings additional products and is intended to strengthen our position with strategic OEM customers in the military, aerospace and networking segments.  Connectivity Solutions is a leading innovator and producer of RF coaxial connectors and cables, harsh environment optical active and passive devices, and microwave components.

Return to Index

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos, Fibreco
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Commercial aerospace, avionics, smart munitions, communications, navigations and various industrial equipment	Cinch
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, high-frequency and wireless communications	AIM-Cambridge, Johnson, Trompeter, Midwest Microwave, Semflex
	RJ Connectors and Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Largely Ethernet applications including network routers, hubs, switches, and patch panels.	Stewart Connector

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2014, we had a sales and support staff of 171 persons that supported a network of 322 sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

Sales support functions have also been established and located in our international facilities to provide timely, efficient support for customers. This supplemental level of service, in addition to first-line sales support, enables us to be more responsive to customers' needs on a global level. Our marketing capabilities include product management which drives new product development, application engineering for technical support and marketing communications.

For information regarding customer concentrations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition."

Research and Development ("R&D")

Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.

We also sponsor membership in technical organizations that allow our engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

R&D costs are expensed as incurred and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2014, 2013 and 2012 amounted to $21.5 million, $14.1 million and $12.4 million, respectively.  The increase in R&D expense from 2013 to 2014 was primarily due to the inclusion of R&D expense related to the recently-acquired businesses of Power Solutions and Connectivity Solutions.

Competition

We operate in a variety of markets, all of which are highly competitive. There are numerous independent companies and divisions of major companies that manufacture products that are competitive with one or more of our products.

Our ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also give us a favorable position in relation to many of our competitors.  Management intends to maintain a strong competitive posture in  the markets we serve by continued expansion of our product lines and ongoing investment in research, development and manufacturing resources.

Return to Index
Associates

As of December 31, 2014, we employed  8,210 full-time associates, an increase of approximately 1,840 full-time associates from December 31, 2013. At December 31, 2014, we employed 1,610 people at our North American facilities, 5,780 people at our Asian facilities and 820 people at our European facilities, excluding approximately 1,550 workers supplied by independent contractors. Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC, Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 479 associates worldwide are covered by collective bargaining agreements expiring within one year.  We believe that our relations with our associates are satisfactory.

Raw Materials and Sourcing

We have multiple suppliers for most of the raw materials that we purchase.  Where possible, we have contractual agreements with suppliers to assure a continuing supply of critical components.

With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there was a termination of our existing business relationships with any such supplier.  While such a termination could produce a disruption in production, we believe that the termination of business with any one of our suppliers would not have a material adverse effect on our long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for our products.  In the past, we have experienced shortages in certain raw materials, such as capacitors, ferrites and integrated circuits ("IC's"), when these materials were in great demand.  Even though we may have more than one supplier for certain materials, it is possible that these materials may not be available to us in sufficient quantities or at the times desired by us.  In the event that the current economic conditions have a negative impact on the financial condition of our suppliers, this may impact the availability and cost of our raw materials.

Backlog

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2015 to be approximately $150.4 million as compared with a backlog of $87.7 million as of February 28, 2014.  Management expects that substantially all of the Company's backlog as of February 28, 2015 will be shipped by December 31, 2015. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  The patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from March 2015 to June 2031.

We utilize registered trademarks in the U.S., Europe and Asia to identify various products that we manufacture.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Available Information

We maintain a website at www.belfuse.com where we make available the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q that we and our insiders file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results.  Our website also includes investor presentations and corporate governance materials.

Return to Index

Item 1A.  Risk Factors

The risks described below should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Statements," above. Our business, consolidated financial condition and results of operations could be materially adversely affected by any of the risk factors described below, under "Cautionary Notice Regarding Forward-Looking Statements" or with respect to specific forward-looking statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.

We conduct business in a highly competitive industry.

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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our credit agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing certain of our senior notes, these notes and the credit agreement governing the senior secured credit facilities limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our consolidated financial position and results of operations.
If we cannot make scheduled payments on our debt, we will be in default, the lenders under the credit agreement could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We have incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes.  Our consolidated principal amount of outstanding indebtedness was $233.1 million at December 31, 2014, resulting in a leverage ratio of 3.51x adjusted EBITDA, as calculated in accordance with our credit agreement.  Accordingly, our debt service requirements are significant in relation to our net sales and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain a certain covenant leverage ratio.  If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.

Return to Index
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

Our prices and/or margins could be substantially impacted by the following factors:

a)      The average selling prices for our products tend to decrease rapidly over their life cycles, and customers are increasingly putting pressure on suppliers to lower prices even when production costs are increasing. Our profits suffer if we are not able to reduce our costs of production, introduce technological innovations as sales prices decline, or pass through cost increases to customers.

b)      Any drop in demand for our products or increase in supply of competitive products could cause a dramatic drop in our average sales prices which in turn could result in a decrease in our gross margins.  A shift in product mix could also have an unfavorable or favorable impact on our gross margins, depending upon the underlying raw material content and labor requirements of the associated products.

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
Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Income tax provision changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. For example, legislative proposals to change U.S. taxation of non-U.S. earnings could increase our effective tax rate. Also, changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate. In addition, our effective tax rate would increase if we were unable to generate sufficient future taxable income in certain jurisdictions, or if we were otherwise required to increase our valuation allowances against our deferred tax assets.
We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

Return to Index

In the PRC, we are challenged to match availability of workers and maintain leadtimes in line with customer demand for certain of our products, which demand has been highly volatile in recent years.  This volatility can materially adversely affect Bel's results.

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

A significant portion of our growth is from acquisitions. We cannot assure that we will identify or successfully complete transactions with suitable acquisition candidates in the future. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.  Integration of new acquisitions into our consolidated operations may result in lower average operating results for the group as a whole, and may divert management's focus from the ongoing operations of the Company during the integration period.

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. The Company completed three acquisitions in 2012, two acquisitions in 2013 and two acquisitions in 2014, as previously described in Item 1 of this Form 10-K.  If we are unable to achieve our expectations with respect to these or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2012 and 2013 Acquisitions, we have recorded $13.9 million of goodwill and $19.2 million of other intangible assets.  In addition, we have recorded a provisional amount of goodwill and other intangible assets of $100.0 million and $73.2 million, respectively, in connection with the 2014 Acquisitions.  If our acquisitions fail to perform up to our expectations, or if the value of goodwill or other intangible assets decreases as a result of weakened economic conditions, we could be required to record a loss from the impairment of these assets.
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.
We operate in 15 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a large portion of our net sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

•
restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities; and

•	unsettled political conditions and possible terrorist attacks against U.S. or other interests.

Return to Index
In addition, there are potential tax inefficiencies and tax costs in repatriating funds from our non-U.S. subsidiaries.
These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition or results of operations.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2014, sales to one direct customer exceeded 10% of our consolidated revenue. Hon Hai Precision Industry Company Ltd., a contract manufacturer utilized by various end customers, represented 15.7% of our revenue. We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and results of operations.  We have experienced significant concentrations in prior years. See Note 12 of the notes to the Company's consolidated financial statements for additional disclosures related to our significant customers.

We may experience labor unrest.

As we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facilities in New York, the United Kingdom and Mexico are represented by labor unions and substantially all of our factory workers in the PRC are represented by government-sponsored unions.

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of substantial international, national, regional, state and local attention.  GHG emission regulations have been promulgated in certain of the jurisdictions in which we operate, and additional GHG requirements are in various stages of development.  Such measures could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase our operating costs.  Any additional regulation of GHG emissions, including a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could materially adversely affect our business.

New regulations related to conflict minerals will cause the Company to incur additional expenses and may have other adverse consequences.

The SEC adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. As a public company, Bel was required to make its first filing under these new rules on May 31, 2014.  In such filing, Bel described the due diligence it had undertaken of its suppliers in an effort to determine the source of any conflict minerals used in its products or components.  These due diligence requirements are ongoing, and Bel will continue to incur additional costs, which could be substantial, related to its due diligence and compliance process.  In addition, the Company's supply chain is complex, and if it is not able to determine with certainty the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of the Congo and surrounding countries or determine that its products are "conflict free", then the Company may face reputational challenges with customers, investors or others.  As there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free" in its products and components, the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices.

Return to Index
Our results may vary substantially from period to period.

Our revenues and expenses may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, our product mix, the volatility of raw material costs, the impact of competition, the impact of the Chinese New Year and general market and economic conditions.  Such variations could significantly impact our stock price.

A shortage of availability or an increase in the cost of high-quality raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity.

As product life cycles shorten and during periods of market slowdowns, the risk of materials obsolescence increases and this may materially and adversely impact our financial results.

Rapid shifts in demand for various products may cause some of our inventory of raw materials, components or finished goods to become obsolete.

The life cycles and demand for our products are directly linked to the life cycles and demand for the end products into which they are designed.  Rapid shifts in the life cycles or demand for these end products due to technological shifts, economic conditions or other market trends may result in material amounts of either raw materials or finished goods inventory becoming obsolete.   While the Company works diligently to manage inventory levels, rapid shifts in demand may result in obsolete or excess inventory and materially adversely impact financial results.

A loss of the services of the Company's executive officers or other skilled associates could negatively impact our operations and results.

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

Our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws in the United States and in other countries may not prevent misappropriation, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. A third party could, without authorization, copy or otherwise appropriate our proprietary information. Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

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

As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2015, to the Company's knowledge, there were two shareholders of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote their respective shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%. As of February 28, 2015, to the Company's knowledge, these shareholders owned 25.0% and 11.0%, respectively, of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

 To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2015, Daniel Bernstein, the Company's chief executive officer, beneficially owned 353,204 Class A common shares (or 25.4%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 82,357 Class A common shares (or 5.9%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (which includes Daniel Bernstein, but does not include the Estate of Elliot Bernstein) beneficially owned 501,095 Class A common shares (or 35.9%) of the outstanding Class A common shares whose voting rights were not suspended.

We are dependent on information technology and our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could materially adversely affect our financial condition, results of operations and liquidity.

Item 1B.                Unresolved Staff Comments

None.

Return to Index
Item 2.                  Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 197,000 square feet in 17 facilities and owns properties of 168,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.

The Company also operated 23 manufacturing facilities in 7 countries as of December 31, 2014.  Approximately 19% of the 2.8 million square feet the Company occupies is owned while the remainder is leased.    See Note 16 of the notes to consolidated financial statements for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2014:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	646,000	Leased	33%
Pingguo, People's Republic of China	237,000	Leased	75%
Shanghai, People's Republic of China	31,000	Leased	70%
Shenzhen, People's Republic of China	260,000	Leased	100%
Zhongshan, People's Republic of China	372,000	Leased	73%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, England (a)	52,000	Leased	28%
Great Dunmow, England	9,000	Leased	52%
Chelmsford, United Kingdom	21,000	Leased	60%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	42,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	124,000	Leased	83%
McAllen, Texas	39,000	Leased	56%
Miami, Florida	29,000	Leased	85%
Melbourne, Florida	13,000	Leased	64%
Mesa, Arizona	7,000	Leased	100%

	2,425,000

Of the space described above, 299,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 516,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.1% of its identifiable assets are located in Asia.

Item 3.        Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption "Legal Proceedings" in Note 16, "Commitments and Contingencies" included in Part II, Item 8. "Financial Statements and Supplementary Data."

Item 4.             Mine Safety Disclosures

Not applicable.

Return to Index

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company's voting Class A Common Stock, par value $0.10 per share, and  non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively),  are traded on the NASDAQ Global Select Market under the symbols BELFA and BELFB.  The following table sets forth the high and low sales price range (as reported by The Nasdaq Stock Market Inc.) for the Common Stock on NASDAQ for each quarter during the past two years.

	Class A		Class B
	High	Low	High	Low
Year Ended December 31, 2014
First Quarter	$20.04	$17.80	$22.10	$17.80
Second Quarter	27.23	19.00	27.50	19.57
Third Quarter	25.73	21.17	26.67	22.16
Fourth Quarter	26.70	20.33	29.26	22.18

Year Ended December 31, 2013
First Quarter	$18.35	$13.80	$20.25	$15.42
Second Quarter	14.49	12.69	16.35	13.38
Third Quarter	18.26	13.52	18.42	13.59
Fourth Quarter	21.89	17.05	23.03	17.03

(b)            Holders

As of February 28, 2015, there were 60 registered shareholders of the Company's Class A Common Stock and 180 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2015, the Company estimates that there were 659 beneficial shareholders of the Company's Class A Common Stock and 2,260 beneficial shareholders of  the Company's Class B Common Stock. At February 28, 2015, to the Company's knowledge, there were two shareholders of the Company's Class A common stock whose voting rights were suspended.  These two shareholders owned an aggregate of 36.0% of the Company's outstanding shares of Class A common stock.  See Item 1A – Risk Factors for additional discussion.

(c)            Dividends

During the years ended December 31, 2014, 2013 and 2012, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.2 million, $3.1 million and $3.2 million, respectively.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On January 30, 2015, the Company paid a dividend to all shareholders of record at January 15, 2015 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.6 million ($0.07 per share), respectively.  On February 18, 2015, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2015 to all shareholders of record at April 15, 2015.   The Company currently anticipates paying dividends quarterly in the future.

(d)	Issuer Purchases of Equity Securities

In July 2012, Bel's Board of Directors approved a share buyback program whereby the Company was authorized to repurchase up to $10 million of the Company's Class B common stock.  In connection with the program, the Company repurchased and retired a total of 368,723 shares of the Company's Class B common stock at a total cost of $6.6 million during the year ended December 31, 2012.  During the year ended December 31, 2013, the Company repurchased and retired a total of 178,643 shares of the Company's Class B common stock at a total cost of $3.4 million.  This completed the $10 million buyback program.

Return to Index

(e)	Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2014, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2009 in our common stock. The graph compares this return ("Bel") with that of comparable investments assumed to have been made on the same date in: (a) the NASDAQ Stock Market (U.S. Companies) and (b) a group of companies within our industry.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

Return to Index

Item 6.   Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Form 10-K. The selected financial data below includes the results of acquired companies discussed above from their respective acquisition dates.  The selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements that are not presented in this Form 10-K.  The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been revised to reflect measurement period adjustments related to the 2012 and 2013 Acquisitions.

For information regarding the Company's acquisitions, see Note 2, Acquisitions, of the notes to consolidated financial statements within this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands of dollars, except per share data)
Selected Consolidated Statements of Operations Data: (a)

Net sales	$487,076	$349,189	$286,594	$295,121	$302,539
Cost of sales	399,100	286,952	240,115	244,749	239,185
Selling, general and administrative expenses	72,051	45,803	39,571	39,284	40,443
Stock-based compensation	2,717	1,879	1,767	1,709	2,200
Litigation charges (b)	-	41	26	3,471	8,103
Restructuring charges (c)	1,832	1,387	5,245	314	-
Earnings before income taxes	10,391	15,165	997	7,872	15,580
Net earnings	$9,095	$15,908	$2,373	$3,764	$13,649

Reconciliation of net earnings to EBITDA (e):
Net earnings	$9,095	$15,908	$2,373	$3,764	$13,649
Depreciation and amortization (d)	19,746	12,382	9,113	8,667	8,836
Interest expense	3,978	156	16	-	-
Income tax provision (benefit)	1,296	(743)	(1,376)	4,108	1,931
EBITDA (e)	$34,115	$27,703	$10,126	$16,539	$24,416

Net earnings per share:
Class A common share - basic and diluted	0.73	1.32	0.17	0.28	1.10
Class B common share - basic and diluted	0.79	1.41	0.21	0.33	1.18

Cash dividends declared per share:
Class A common share	0.24	0.24	0.24	0.24	0.24
Class B common share	0.28	0.28	0.28	0.28	0.28

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands of dollars, except percentages)
Selected Consolidated Balance Sheet Data and Ratios:

Cash and cash equivalents	$77,138	$62,123	$71,262	88,241	83,829
Working capital	188,854	137,174	144,530	165,264	157,296
Goodwill	117,573	18,490	13,559	4,163	4,264
Total assets	636,025	308,141	275,189	276,911	277,172
Stockholders' equity	224,751	228,702	215,362	221,080	220,333
Return on average total assets (f)	1.9%	5.4%	0.9%	1.4%	5.2%
Return on average stockholders' equity (f)	4.0%	7.3%	1.1%	1.7%	6.4%

Return to Index

(a)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2014.

(b)
During 2011, the Company recorded litigation charges totaling $3.5 million related to the SynQor and Halo lawsuits.  During 2010, the Company recorded a litigation charge in the amount of $8.1 million in connection with the SynQor lawsuit. See Note 16, Commitments and Contingencies, for further information on the SynQor lawsuit.  The Halo lawsuit was resolved in 2011.

(c)
See Note 3 to the accompanying consolidated financial statements.  During 2011, the Company recorded restructuring costs associated with the realignment of its Cinch UK operations.  In 2009, the Company incurred restructuring costs related primarily to the Westborough, Massachusetts facility lease obligation, as the Company ceased its manufacturing operations at that facility in 2008.

(d)	Depreciation and amortization is included in both cost of sales and selling, general and administrative expenses on the consolidated statements of operations.

(e)
EBITDA is a non‑GAAP measure that is not a measure of performance under accounting principles generally accepted in the United States of America ("GAAP").  EBITDA has limitations as an analytical tool and should not be considered in isolation from or as a substitute for GAAP information. It does not purport to represent any similarly titled GAAP information and is not an indicator of our performance under GAAP. EBITDA may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on this non-GAAP measure. Our management may assess our financial results both on a GAAP basis and on a non-GAAP basis. Non-GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business.

(f)
Returns on average total assets and stockholders' equity are computed for each year by dividing net earnings for such year by the average balances of total assets or stockholders' equity, as applicable, on the last day of each quarter during such year and on the last day of the immediately preceding year.

Return to Index

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this MD&A should be read in conjunction with the Company's consolidated financial statements and the notes related thereto.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future. See "Cautionary Notice Regarding Forward-Looking Statements" above for further information.  Also, when we cross reference to a "Note," we are referring to our "Notes to Consolidated Financial Statements," unless the context indicates otherwise.  All amounts and percentages are approximate due to rounding.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, military, aerospace, transportation and broadcasting industries.  Bel's portfolio of products also finds application in the automotive, medical and consumer electronics markets.

We operate through three geographic segments:  North America, Asia and Europe.  In 2014, 45% of the Company's revenues were derived from North America, 41% from Asia and 14% from its Europe operating segment.  By product group, 36% of 2014 sales related to the Company's magnetic products, 33% in power solutions and protection products and 31% in connectivity solutions products.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Czech Republic, Slovakia and the PRC.

In the PRC, where we generally enter into processing arrangements with several independent third-party contractors and also have our own manufacturing facilities, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and we can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and be able to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand, can add volatility to the costs incurred by us for labor in the PRC.

The consolidated results included in this MD&A include the results of acquired companies discussed above from their respective acquisition dates.

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2014 and/or future results include the following:

•
Recent Acquisitions – The Company has completed four acquisitions since the first quarter of 2013. During the years ended December 31, 2014 and 2013, the acquired companies have contributed a combined $209.8 million and $68.6 million of sales, respectively, and a combined $10.8 million and $8.4 million in income from operations, respectively.

•
Revenues – Excluding the revenue contributions from the 2013 and 2014 Acquisitions as described above, the Company's revenues for the year ended December 31, 2014 decreased by $3.3 million as compared to 2013.  A $13.5 million increase in sales of custom modules, ICM's and passive connectors was more than offset by decreases in sales of DC/DC converters, discrete magnetics and Cinch products of $13.8 million.  By segment, excluding the revenue contributions from the 2013 and 2014 Acquisitions, sales in North America decreased by $5.8 million, sales in Asia increased by $0.9 million and European sales were up by $1.7 million as compared to 2013.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company's gross margin percentage.  As compared to the pre-2014 (legacy-Bel) business on average, the recently acquired Power Solutions business has lower margins and Connectivity Solutions has higher margins.  Fluctuations in sales volume of Power Solutions or Connectivity Solutions products will have a corresponding impact on Bel's profit margins.

•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company's product lines, although lead times on electrical components are still extended.  Pricing of electrical components stabilized during the latter half of 2014.  With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during 2014 as compared to 2013.  Any fluctuations in component prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on Bel's profit margins.

Return to Index
•
Restructuring – The Company continues to implement restructuring efforts in connection with integrating the 2014 Acquisitions into the legacy-Bel structure.  In 2014, the Company incurred $1.8 million of restructuring charges and these efforts are expected to continue into early 2015 through facility consolidations and other streamlining actions.

•
Labor Costs – Labor costs as a percentage of sales for the legacy-Bel business were 14.7% of sales in 2014 as compared to 14.5% in 2013.  The influx of the 2014 Acquisitions are expected to result in a lower consolidated labor cost as a percentage of sales in future periods as labor costs for the Power Solutions business in 2014 was 4.9% of their respective sales and Connectivity Solutions' labor costs were 7.3% of their respective sales.

•
Acquisition-Related Costs – The acquisitions of Power Solutions and Connectivity Solutions in 2014 gave rise to acquisition-related costs of $7.3 million during the year ended December 31, 2014, which includes professional fees for independent valuations and audits performed during 2014.  In addition to these costs, a combined $5.9 million of inventory step up costs were charged to cost of sales in 2014.  While the majority of the audit fees were incurred in 2014, some additional cost is expected in early 2015 related to valuation and audit work.

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations.  See Inflation and Foreign Currency Exchange below for further details.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, Income Taxes, of the consolidated financial statements.

Since the completion of the 2014 Acquisitions, we have sought to rectify quality issues discovered post-acquisition through the implementation of quality improvement programs, particularly at the Power Solutions factories.  In 2015, we expect to continue the process of rebuilding the customer relationships that suffered due to the quality issues and to pursue a variety of opportunities to further reduce costs and enhance efficiencies.

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014		2013		2012
North America	$217,258	45%	$116,548	33%	$126,469	44%
Asia	201,338	41%	193,647	56%	128,319	45%
Europe	68,480	14%	38,994	11%	31,806	11%
	$487,076	100%	$349,189	100%	$286,594	100%

Return to Index
Net sales and income (loss) from operations by operating segment for the years ended December 31, 2014, 2013 and 2012 were as set forth in the following table (dollars in thousands).  Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.
	2014	2013	2012
Total segment sales:
North America	$248,007	$128,472	$138,966
Asia	275,765	225,151	167,756
Europe	114,748	40,742	33,329
Total segment sales	638,520	394,365	340,051
Reconciling item:
Intersegment sales	(151,444)	(45,176)	(53,457)
Net sales	$487,076	$349,189	$286,594
Income (loss) from operations:
North America	$(4,465)	$(1,560)	$1,336
Asia	13,338	15,356	(42)
Europe	5,220	1,251	369
	$14,093	$15,047	$1,663

Net sales were favorably impacted in all segments in 2014 due to the recent acquisitions.  Power Solutions, acquired in June 2014, contributed 73% of its $100.8 million of total net sales to North America, 24% to Europe and 3% to Asia. Connectivity Solutions, acquired in July and August 2014, contributed 84% of its $33.5 million of total net sales to North America, 8% to Europe and 7% to Asia.  There were also increases in 2014 as a result of a full year of net sales for the 2013 Acquisitions.  TRP, acquired in March 2013, contributed net sales primarily in Asia and Array, acquired in August 2013, contributed to North America.

During 2013, the acquisition of TRP contributed to net sales and had a favorable impact on income from operations in Asia. Net sales in Europe were favorably impacted by the acquisitions of Fibreco and Bel Power Europe which were completed in the second half of 2012.  The decrease in sales in North America primarily related to lower volumes as a result of reduced demand for Bel's module products. North America sales and income from operations were also impacted by the transition of the operations of Cinch's manufacturing facility from Vinita, Oklahoma to Reynosa, Mexico and the addition of a new manufacturing facility in McAllen, Texas.  This transition resulted in reduced production levels and lower overall sales of Cinch products.  In addition, various other costs associated with the Cinch reorganization further reduced our income from operations in North America.  The decreases noted in North America sales were partially offset by $2.1 million of new sales volume related to the acquisition of Array in late August 2013.

See Note 12 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K for details on contributions from recent acquisitions to net sales and income (loss) from operations by segment.

Net Sales

The Company's net sales by major product line for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2014		2013		2012
Magnetic solutions	$174,255	36%	$170,166	49%	$100,529	35%
Power solutions and protection	159,867	33%	67,370	19%	76,820	27%
Connectivity solutions	152,954	31%	111,653	32%	109,245	38%
	$487,076	100%	$349,189	100%	$286,594	100%

2014 as Compared to 2013

The Company experienced increases in all product lines in 2014 as compared to 2013 due to the recent acquisitions.  The increase in magnetic sales resulted from $2.1 million of incremental TRP sales (acquired in March 2013) and a higher volume of ICM sales of $3.5 million as compared to 2013.  Power Solutions, acquired in June 2014, contributed $100.8 million in power solutions and protection sales, offset by an $11.3 million reduction in legacy-Bel's DC/DC sales.  Connectivity Solutions, acquired in July and August 2014, accounted for $33.5 million of the increase in connectivity sales in 2014 and Array, acquired in August 2013, contributed an incremental $4.8 million to connectivity sales in 2014.

Return to Index

2013 as Compared to 2012

The Company's magnetic product line, which includes Bel's MagJack and TRP ICM products, had strong sales in 2013.  The acquisition of TRP in March 2013 accounted for $66.5 million of the increase from 2012.  The acquisition of Array in late August 2013 contributed $2.1 million of sales to the Company's connectivity product line during 2013.  Fibreco, acquired in July 2012, contributed sales of $7.5 million and $2.1 million to the Company's connectivity product line during 2013 and 2012, respectively.  The increased sales volume from the Array and Fibreco acquisitions was offset by lower sales of Cinch's connectivity products early in 2013 due to the transition of Cinch's manufacturing operations. Sales of Cinch's products rebounded by the fourth quarter of 2013.  Sales in the Company's power solutions and protection product line were lower in 2013 due to reduced order volume of one customer.  This reduction was partially offset by higher sales of DC-DC and AC-DC module products and automation of certain fuse manufacturing processes which increased capacity and output of fuse products.

Cost of Sales

Cost of sales as a percentage of net sales for the three years ended December 31, 2014 consisted of the following:

	Years Ended
	December 31,
	2014	2013	2012
Material costs	44.9%	42.5%	45.9%
Labor costs	12.1%	14.5%	14.9%
Research and development expenses	4.4%	4.0%	4.3%
Other expenses	20.5%	21.2%	18.7%
Total cost of sales	81.9%	82.2%	83.8%

2014 as Compared to 2013

Material costs as a percentage of sales increased in 2014 due to the inclusion of the Power Solutions business, as those products have a higher material content (approximately 60% of sales) versus the legacy-Bel products.  On a comparable basis to 2013, legacy-Bel's material costs as a percentage of sales decreased from 42.5% of sales to 41.5% of sales.  This was due to the shift in sales noted above, as TRP and connectivity products carry a lower material content than Bel's DC/DC power products.

Labor costs as a percentage of sales declined with the inclusion of the 2014 Acquisitions, particularly Power Solutions, as their significant manufacturing sites are located in lower cost regions.  Legacy-Bel's labor costs as a percentage of sales increased slightly from 2013.  The PRC government mandated wage increases coupled with the strengthening of the Chinese currency further increased labor costs over the prior year.  These increases were partially offset by the realization of cost savings in connection with the improvement in manufacturing efficiencies associated with the Cinch reorganization in 2013.

Included in cost of sales are research and development ("R&D") expenses of $21.5 million, $14.1 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The majority of the increase over the past two years relates to the inclusion of R&D expenses of the 2013 and 2014 Acquired Companies, which have been included in Bel's results since their respective acquisition dates.

2013 as Compared to 2012

Material costs as a percentage of sales were lower in 2013 as compared to 2012, primarily due to the shift in product mix noted in "Sales" above.  The reduction in sales of higher-material module products, and increase in sales of lower-material ICM and power products contributed to the decrease in material costs as a percentage of sales.  These factors were partially offset by operational inefficiencies and other start-up costs at the new manufacturing facility in Texas during the first half of 2013, which resulted in high material costs at the Texas facility related to third-party purchases of machined parts at premium prices, and high volumes of scrap, rejected materials and expedited freight costs.

Labor costs as a percentage of sales were slightly lower during 2013 as compared to 2012, as we incurred excessive recruiting, training and overtime costs following the 2012 Lunar New Year holiday in Asia.  These costs did not recur in 2013 as the labor return rate after the 2013 Lunar New Year holiday was in line with our manufacturing requirements to meet customer demand.  The new sales volume from TRP products also contributed to the reduction in labor costs as a percentage of sales in 2013, as TRP products have a lower labor cost structure than Bel's ICM products.  These factors were partially offset by mandatory wage increases in the PRC, which went into effect in May 2013.

Return to Index
The increase in other expenses as a percentage of sales for 2013 as compared to 2012 primarily related to the inclusion of support labor and fringe costs of the recent acquisitions, and additional support costs related to indirect labor and travel during the transition of Cinch manufacturing operations in early 2013.  There was also an increase in incentive compensation for support labor in 2013.  These factors were partially offset by a reduction in support labor and fringe costs associated with the restructuring actions that took place in 2012 and 2013.

Selling, General and Administrative Expenses ("SG&A")

2014 as Compared to 2013

SG&A expense increased $26.2 million in 2014 as compared to 2013.  This increase was primarily due to the following:
•	the incremental impact of SG&A expenses related to the 2013 and 2014 Acquisitions of $19.1 million;
•	higher acquisition-related costs of $6.5 million related to the 2014 Acquisitions; and
•	an increase in salaries of $1.5 million.

These increases were partially offset by a $2.8 million reduction in incentive compensation expense in 2014 as compared to 2013 primarily due to lower profitability levels of the Company in 2014.

2013 as Compared to 2012

SG&A expense increased $6.5 million in 2013 as compared to 2012.  This increase was primarily due to the following:
•	the incremental impact of SG&A expenses related to the 2013 and 2012 Acquisitions of $4.8 million;
•	an increase in incentive compensation of $2.9 million primarily due to higher profitability of the Company in 2013;
•	foreign currency exchange losses of $0.7 million; and
•	an increase in freight charges primarily due to the Cinch transition of $0.8 million.

These factors were partially offset by insurance proceeds related to Hurricane Sandy of $0.8 million, lower acquisition-related costs of $0.4 million and reductions in wage and fringe-related items of $0.7 million.

Restructuring Charges

The Company recorded restructuring charges of $1.8 million, $1.4 million and $5.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, in connection with its restructuring programs, as further described in Note 3, Restructuring Activities.  Included in the restructuring charges for 2012 was a $1.0 million write-off of the building and land located in Vinita, Oklahoma, as Bel donated this property to a local university in December 2012.

Impairment of Investment

During the year ended December 31, 2012, the Company recorded $0.8 million in other-than-temporary impairment charges related to its investment in Pulse Electronics Corporation ("Pulse") common stock.

Interest Expense

The Company incurred interest expense of $4.0 million during the year ended December 31, 2014 in connection with borrowings under its credit and security agreement used to fund the 2014 Acquisitions.  See "Liquidity and Capital Resources" and Note 10, Debt, for further information on the Company's outstanding debt.

Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

2014 as Compared to 2013

The provision (benefit) for income taxes for the year ended December 31, 2014 and 2013 was $1.3 million and ($0.7) million, respectively.  The Company's earnings before income taxes for the year ended December 31, 2014 were approximately $4.8 million lower than in 2013.  The Company's effective tax rate was 12.5% and (5.0%) for the year ended December 31, 2014 and 2013, respectively.  The change in the effective tax rate during 2014 as compared to 2013, is primarily attributable to the increase in US taxes despite a pretax loss in the North America segment from taxes related to uncertain tax positions, valuation allowances and foreign acquired disregarded entity income, offset in part by R&E credits.  In addition, there was a significant increase in the Europe segment income offset by a decrease in the Asia segment income which resulted in higher foreign taxes during 2014 compared to 2013. Additionally, for the year ended December 31, 2013, the Company recognized an additional $0.4 million in R&E credits related to the year ended December 31, 2012 which offset the increase in the effective tax rate when comparing 2013 to 2014. See Note 9 of the consolidated financial statements.

Return to Index
2013 as Compared to 2012

The (benefit) for income taxes for the year ended December 31, 2013 and 2012 was ($0.7) million and ($1.4) million, respectively.  The Company's earnings before income taxes for the year ended December 31, 2013 were approximately $14.2 million higher than in 2012.  The Company's effective tax rate was (5.0%) and (138.0%) for the year ended December 31, 2013 and 2012, respectively.  The change in the effective tax rate during 2013 is primarily attributable to a $15.5 million increase in pretax income earned in the Asia segment, with minimal tax effect.  Additionally, the Company had a significantly lower net reversal of liabilities for uncertain tax positions and a pretax loss in the U.S. segment for the year ended December 31, 2013 compared to December 31, 2012.  The favorable effective tax rate in 2012 was primarily attributable to the net reversal of liabilities for uncertain tax positions.

Other Matters

The Company has the majority of its products manufactured on the mainland of the PRC, and Bel is not subject to corporate income tax on manufacturing services provided by third parties in the PRC.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5 percent on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle certain of the Company's sales to third-party customers in Asia.  Sales by this company consist of legacy-Bel products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, previously discussed.  Sales by the CBT consists of TRP products manufactured in the PRC and sold to third party customers inside and outside Asia.  The CBT is not subject to income taxes in the PRC, which are generally imposed at a tax rate of 25%.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2014.  However, U.S. deferred taxes need not be provided as there is no intention to repatriate such amounts to the U.S.  Management's intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $126.6 million at December 31, 2014.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  At December 31, 2014, the estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $32.4 million under the current tax law.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2014 and 2013, the Company recognized $1.6 million and an immaterial amount, respectively, in interest and penalties in the consolidated statements of operations.  During the year ended December 31, 2014, the Company recognized a benefit of $0.2 million for the reversal of such interest and penalties.  The Company has approximately $1.6 million and $0.2 million accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at December 31, 2014.  A total of $0.2 million of previously recorded liabilities for uncertain tax positions relates principally to the 2011 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2015.  Additionally, a total of $0.8 million of previously recorded liabilities for uncertain tax positions relating to the 2010 tax year were reversed during the year ended December 31, 2014.  This was offset in part by an increase to the liability for uncertain tax positions in the amount of $2.7 million, of which $1.2 million relates to interest and penalties on the uncertain tax positions acquired from Power Solutions, which is included in the consolidated statement of operations during the year ended December 31, 2014.  A total of $0.5 million of previously recorded liabilities for uncertain tax positions relating to 2006 and 2009 tax years were reversed during the year ended December 31, 2013.

Return to Index
Upon completion of the acquisitions of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $7.1 million and $1.2 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the consolidated balance sheet at December 31, 2014.  In connection with the 2014 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that preliminary report, the Company established deferred tax liabilities at the date of acquisition in the amount of $3.1 million and $16.4 million respectively for the Power Solutions and Connectivity Solutions acquisitions. At December 31, 2014, a net deferred tax liability of $8.3 million remains on the consolidated balance sheet for the 2014 Acquisitions.

The Company intends to make elections to step up the tax basis to fair value under IRC Section 338(g) for the Power Solutions acquisition and for certain jurisdictions with respect to the Connectivity Solutions acquisition.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for the TRP and Array acquisitions.  At December 31, 2014, a net deferred tax liability of $0.3 million remains on the consolidated balance sheet.

The Company does not intend to make any election to step up the tax basis of the 2013 acquisitions to fair value under IRC Section 338(g).

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles. As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $1.7 million, $0.6 million and $0.4 million, respectively for the Fibreco, GigaCom and Powerbox acquisitions.  At December 31, 2014, a deferred tax liability of $2.1 million remains on the consolidated balance sheet.

The Company has made elections under Internal Revenue Code ("IRC") Section 338(g) to step up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

On December 31, 2013, under the "American Taxpayer Relief Act" ("ATRA"), the Research and Experimentation credit ("R&E") expired.  On December 16, 2014, the R&E credit was extended back to January 1, 2014 and the Company recognized $0.3 million in R&E credits during the fourth quarter of 2014.   During the first quarter of 2013, the Company recognized a $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

Inflation and Foreign Currency Exchange

During the past three years, the effect of inflation on our consolidated financial position and results of operations was not material.  We are exposed to market risk primarily from changes in foreign currency exchange rates.  Historically, fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales have been denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese renminbi appreciated by approximately 0.8% in 2014 as compared to 2013.  Future appreciation of the renminbi would result in the Company's incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are euros, British pounds and Czech korunas, enter into transactions which include sales which are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions resulted in net realized and unrealized currency exchange gains (losses) of $4.3 million, ($0.6) million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which were included in SG&A expenses on the consolidated statements of operations.  Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments of ($11.3) million, $1.0 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Return to Index

Liquidity and Capital Resources

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

At December 31, 2014 and 2013, $67.2 million and $38.1 million, respectively (or 87% and 61%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management's intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company's U.S. operations.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.  See "Income Taxes" above for further details.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 10, Debt, for additional details).  The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2014, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2014 was $27.0 million, of which we had the ability to borrow $16.2 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.
In connection with its acquisitions of Power Solutions and Connectivity Solutions (see Note 2, Acquisitions), the Company borrowed $235.0 million under the CSA during 2014.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt".
For information regarding further commitments under the Company's operating leases, see Note 16 of the notes to the Company's consolidated financial statements.

Cash Flows

During the year ended December 31, 2014, the Company's cash and cash equivalents increased by $15.0 million. This resulted primarily from $22.5 million provided by operating activities, $215.0 million of proceeds from long-term debt and $23.0 million of proceeds from borrowing under the revolver, partially offset by, among other items, payments totaling $208.7 million, net of cash acquired, for the acquisitions of Power Solutions and Connectivity Solutions, $12.0 million of repayments under the revolving credit line, $5.4 million of repayments of long-term debt, $5.8 million paid in deferred financing costs, $9.0 million paid for the purchase of property, plant and equipment and $3.2 million for payments of dividends.  As compared to 2013, cash provided by operating activities increased by $11.9 million, partially due to a $7.4 million increase in depreciation and amortization related to the inclusion of expense from the 2014 Acquisitions and additional depreciation and amortization on the fair value adjustments to tangible and intangible assets.

During the year ended December 31, 2013, the Company's cash and cash equivalents decreased by $9.1 million. This resulted primarily from $31.0 million of net cash payments for the acquisitions of TRP and Array, $6.9 million paid for the purchase of property, plant and equipment, $3.1 million for payments of dividends, $3.4 million for the repurchase of 178,643 shares of the Company's Class B common stock, and $1.3 million for the purchase of an intangible asset associated with the Radiall agreement (as further described in Note 4 to the consolidated financial statements contained in this Annual Report), partially offset by, among other items, an increase in short-term borrowings of $12.0 million, a $13.0 million transfer out of restricted cash and $10.6 million provided by operating activities.  As compared with 2012, cash provided by operating activities decreased by $1.0 million.  During 2013, increased accounts receivable resulted in an operating cash outflow of $8.0 million.  The increase in post-acquisition third-party receivables at TRP, which replaced receivables collected from TRP's pre-acquisition affiliates, accounted for $4.0 million of this increase, while receivables in the legacy-Bel portion of the Asia segment increased by $6.1 million.  These increases were partially offset by lower receivables in North America and Europe.  TRP's third-party receivables were $4.0 million higher than receivables from its former TE affiliates primarily due to higher gross margin and longer payment terms on third-party sales.  The longer payment terms in TRP customer contracts acquired from the seller led to an increase of 3 days in overall days sales outstanding (DSO).  The increase in legacy-Bel Asia receivables was largely due to a return to normal payment terms in 2013, following a period of shorter payment terms in connection with a new inventory stocking program that was implemented in 2012. Inventories increased by $6.5 million during 2013 primarily due to the expansion of a new stocking program in Asia, whereby certain customers now have quicker access to commonly-ordered parts.

During the year ended December 31, 2012, the Company's cash and cash equivalents decreased by $17.0 million. This resulted primarily from a $13.7 million payment for the acquisition of Fibreco, a $3.0 million payment for the acquisition of Powerbox, a $2.7 million payment for the acquisition of GigaCom, $4.7 million paid for the purchase of property, plant and equipment, $3.2 million for payments of dividends and $6.6 million for the repurchase of 368,723 shares of the Company's Class B common stock, offset by, among other items, $11.6 million provided by operating activities.  As compared with 2011, cash provided by operating activities decreased by $18.7 million.  Accounts receivable decreased by $0.3 million in 2012 as compared to a decrease in accounts receivable of $14.2 million during 2011, due to lower sales volume in the fourth quarter of 2011. In addition, the Company experienced a $0.3 million increase in inventory levels during 2012, as compared to a decrease in inventory of $3.6 million during 2011.

Return to Index
Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 27.8% and 40.9% of the Company's total assets at December 31, 2014 and December 31, 2013, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 and 3.0 to 1 at December 31, 2014 and December 31, 2013, respectively.

Accounts receivable, net of allowances, were $99.6 million at December 31, 2014, as compared with $63.8 million at December 31, 2013, reflecting $40.6 million of accounts receivable of the 2014 Acquired Companies. There was also a slight decrease in the Company's days sales outstanding (DSO) from 63 days at December 31, 2013 to 62 days at December 31, 2014.  Inventories were $113.6 million at December 31, 2014, as compared with $70.0 million at December 31, 2013, reflecting $42.3 million of inventories of the 2014 Acquired Companies.

Contractual Obligations

The following table sets forth at December 31, 2014 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.  This table excludes $40.0 million of unrecognized tax benefits as of December 31, 2014, as we are unable to make reasonably reliable estimates of the future period or periods of cash settlements, if any, with the respective taxing authorities.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$232,625	$13,438	$34,937	$184,250	$-
Interest payments due on long-term debt(1)	25,035	6,555	11,562	6,918	-
Capital expenditure obligations	3,679	3,679	-	-	-
Operating leases	26,868	8,295	10,444	4,104	4,025
Raw material purchase obligations	50,364	50,075	289	-	-
Cash dividend declared	810	810	-	-	-

Total	$339,381	$82,852	$57,232	$195,272	$4,025

 (1) Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our CSA on December 31, 2014 was utilized and this calculation assumes obligations are repaid when due.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2014, $14.2 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2014 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $12.3 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Critical Accounting Policies and Other Matters

The Company's consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  Estimates are used when accounting for amounts recorded in connection with mergers and acquisitions, including determination of the fair value of assets and liabilities.  Additionally, estimates are used in determining such items as current fair values of goodwill and other intangible assets, as well as provisions related to product returns, bad debts, inventories, intangible assets, investments, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The following accounting policies require accounting estimates that have the potential for significantly impacting Bel's financial statements.

Return to Index

Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an accounts receivable allowance for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio. The allowance for doubtful accounts is reviewed at a minimum quarterly, and changes to the allowance are made through the provision for bad debts, which is included in SG&A expenses on our consolidated statements of operations. These changes may reflect changes in economic, business and market conditions. The allowance is increased by the provision for bad debts and decreased by the amount of charge-offs, net of recoveries.
The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectability of specific customer balances, the length of time a receivable is past due and our historical experience with our customers. In circumstances where a specific customer's inability to meet its financial obligations is known, we record a specific provision for bad debt against amounts due, thereby reducing the receivable to the amount we reasonably assess will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay, our estimates of recoverability could be reduced by a material amount.  At December 31, 2014 and 2013, the Company had allowance for doubtful accounts of $2.0 million and $0.9 million, respectively.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory by a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2014 and 2013, the Company had reserves for excess or obsolete inventory of $6.8 million and $3.9 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is reviewed for possible impairment at least annually on a reporting unit level during the fourth quarter of each year. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable.

A reporting unit is the operating segment unless, at businesses one level below that operating segment — the "component" level — discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2014 and in 2013, we performed a quantitative test for all of our reporting units.

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition.  Goodwill represents the amount of consideration transferred in excess of fair values assigned to the underlying net assets of acquired businesses.
The goodwill impairment test involves a two-step process. In step one, we compare the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Return to Index
We use a fair value approach to test goodwill for impairment. We must recognize a non-cash impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. We derive an estimate of fair values for each of our reporting units using a combination of an income approach and an appropriate market approach, each based on an applicable weighting. We assess the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit's fair value.
Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units. Assumptions for sales, net earnings and cash flows for each reporting unit were consistent among these methods.

Income Approach Used to Determine Fair Values

The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. We use a discount rate that reflects a market-derived weighted average cost of capital. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value long-term growth rates, provisions for income taxes, future capital expenditures and changes in future cashless, debt-free working capital.

2014 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units in its 2014 annual goodwill impairment test included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2019.

Reporting Unit	Compounded Annual Growth Rate
North America	3.5%
Asia	4.5%
Europe	4.0%
•	Applying a terminal value growth rate of 2% to 3% for our reporting units to reflect our estimate of stable and perpetual growth.
•
Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
North America	11%
Asia	18%
Europe	16%
•	A weighting of the results of the income approach of 75% of our overall fair value calculation for each reporting unit.

Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts take into account the near and long-term expected business performance, considering the long-term market conditions and business trends within the reporting units. For further discussion of the factors that could result in a change in our assumptions, see "Risk Factors" in this Form 10-K and our other filings with the SEC.

Return to Index

Market Approach Used to Determine Fair Values
The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company.
The key estimates and assumptions that are used to determine fair value under this market approach includes trailing and future 12-month operating performance results and the selection of the relevant multiples to be applied. Under the Public Company Method, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable market transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions.
We applied a combined weighting of 25% to the market approach when determining the fair value of these reporting units.
If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and financial condition.

See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2014.

Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  No impairment was recognized as a result of the October 1, 2014 testing.  At December 31, 2014, the Company's indefinite-lived intangible assets related solely to trademarks.  Management has concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2014 and that no impairment exists as of that date.

Long-Lived Assets and Other Intangible Assets

Property, plant and equipment represents an important component of the Company's total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2014 or 2013.  During 2012, the Company recorded a total of $1.7 million in write-downs related to property, plant and equipment.  Of this amount, $1.4 million related to the closure of the Vinita, Oklahoma facility and is classified as restructuring costs in the accompanying statement of operations, and $0.3 million related to property, plant and equipment damaged as a result of Hurricane Sandy at our Jersey City, New Jersey and Inwood, New York facilities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.  Significant judgment is required in determining the worldwide provisions for income taxes.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such asset.  In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company's policy not to recognize tax benefits arising from uncertain tax positions that may not be realized in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management's assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.  The accounting literature requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.  Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective products or in instances where the product does not meet the Company's quality specifications.  If these conditions exist, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer.  Distributors generally have the right to return up to 5% of their purchases depending on the products line  for a specified period of time and are obligated to purchase an amount at least equal to the return.  If the Company terminates a relationship with a distributor, the Company is obligated to accept as a return all of the distributor's inventory from the Company.  The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified.  If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns.

During the year ended December 31, 2014, the Company had one customer with sales in excess of 10% of Bel's consolidated revenue. Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and results of operations.  During the year ended December 31, 2014, the Company had sales of $76.4 million to Hon Hai Precision Industry Company Ltd., representing 15.7% of Bel's consolidated revenue. Sales to this customer are primarily in the Company's Asia operating segment.

Commitments and Contingencies — Litigation

On an ongoing basis, we assess the potential liabilities and costs related to any lawsuits or claims brought against us. We accrue a liability when we believe a loss is probable and when the amount of loss can be reasonably estimated. Litigation proceedings are evaluated on a case-by-case basis considering the available information, including that received from internal and outside legal counsel, to assess potential outcomes. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we consider insurance recoveries, if any. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. We have in the past adjusted existing accruals as proceedings have continued, been settled or otherwise provided further information on which we could review the likelihood of outflows of resources and their measurability, and we expect to do so in future periods. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs.  It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake another substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed in part through cash on hand and in part through bank borrowings or the issuance of public or private debt or equity. If the Company borrows additional money to finance acquisitions, this would further decrease the Company's ratio of earnings to fixed charges, and could further impact the Company's material restrictive covenants, depending on the size of the borrowing and the nature of the target company. Under its existing credit facility, the Company is required to obtain its lender's consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and may be restricted from paying cash dividends on its common stock. Depending on the nature of the transaction, the Company cannot assure investors that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

Return to Index

New Financial Accounting Standards

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1. "Description of Business and Summary of Significant Accounting Policies" included in Part II, Item 8. "Financial Statements and Supplementary Data."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments — The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  See Note 1 to the Company's consolidated financial statements.

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

The Company enters into transactions denominated in U.S. Dollars, Hong Kong Dollars, the Chinese Renminbi, Euros, British Pounds, Mexican Pesos, the Czech Koruna, the Swiss Franc and other European currencies.  Fluctuations in the U.S. dollar exchange rate against these currencies could significantly impact the Company's consolidated results of operations.

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

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey
We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Power Solutions and Connectivity Solutions (collectively the "2014 Acquired Companies"), which were acquired during the year ended December 31, 2014 and whose financial statements constitute 53% of total assets and 28% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of the 2014 Acquired Companies. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
New York, New York
 March 13, 2015

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$77,138	$62,123
Accounts receivable - less allowance for doubtful accounts
of $1,989 and $941 at December 31, 2014 and 2013, respectively	99,605	63,849
Inventories, net	113,630	70,019
Other current assets	20,283	8,164
Total current assets	310,656	204,155
Property, plant and equipment, net	70,661	40,896
Intangible assets, net	95,502	29,472
Goodwill	117,573	18,490
Deferred income taxes	7,933	1,680
Other assets	33,700	13,448
Total assets	$636,025	$308,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,926	$29,518
Accrued expenses	42,588	22,442
Current maturities of long-term debt	13,438	-
Short-term borrowings under revolving credit line	-	12,000
Other current liabilities	3,850	3,021
Total current liabilities	121,802	66,981

Long-term liabilities:
Long-term debt, noncurrent	219,187	-
Liability for uncertain tax positions	39,767	1,218
Minimum pension obligation and unfunded pension liability	14,205	10,830
Deferred income taxes	15,865	-
Other long-term liabilities	448	410
Total liabilities	411,274	79,439

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,686,777 and 9,335,677 shares outstanding, respectively
(net of 3,218,307 treasury shares)	969	933
Additional paid-in capital	21,626	18,914
Retained earnings	213,901	207,993
Accumulated other comprehensive (loss) income	(11,962)	645
Total stockholders' equity	224,751	228,702
Total liabilities and stockholders' equity	$636,025	$308,141

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net sales	$487,076	$349,189	$286,594
Cost of sales	399,100	286,952	240,115
Selling, general and administrative expenses	72,051	45,803	39,571
Restructuring charges	1,832	1,387	5,245
Income from operations	14,093	15,047	1,663
Impairment of investment	-	-	(775)
Interest expense	(3,978)	(156)	(16)
Interest income and other, net	276	274	125
Earnings before provision (benefit) for income taxes	10,391	15,165	997
Provision (benefit) for income taxes	1,296	(743)	(1,376)
Net earnings available to common shareholders	$9,095	$15,908	$2,373

Net earnings per common share:
Class A common shares - basic and diluted	$0.73	$1.32	$0.17
Class B common shares - basic and diluted	$0.79	$1.41	$0.21

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,175	2,175	2,175
Class B common shares - basic and diluted	9,491	9,240	9,625

Dividends paid per common share:
Class A common shares	$0.24	$0.24	$0.24
Class B common shares	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Net earnings	$9,095	$15,908	$2,373

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($219), $77 and $0	(11,269)	977	281
Reclassification adjustment for gain (loss) on sale of marketable
securities included in net earnings, net of tax of $0, ($37) and $348	-	(61)	569
Unrealized holding gains (losses) on marketable securities arising during
the period, net of taxes of $90, $45 and $(154)	147	87	(251)
Change in unfunded SERP liability, net of taxes of ($631),
$457 and $(210), respectively	(1,485)	1,069	(476)
Other comprehensive (loss) income	(12,607)	2,072	123

Comprehensive (loss) income	$(3,512)	$17,980	$2,496

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2011	$221,080	$196,029	$(1,550)	$217	$964	$25,420
Cash dividends declared on Class A common stock	(522)	(522)
Cash dividends declared on Class B common stock	(2,697)	(2,697)
Issuance of restricted common stock	-				13	(13)
Forfeiture of restricted common stock	-				(3)	3
Repurchase/retirement of Class B common stock	(6,644)				(37)	(6,607)
Foreign currency translation adjustment	281		281
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($154)	(251)		(251)
Reclassification adjustment for unrealized holding
losses included in net earnings, net of taxes of $348	569		569
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(118)					(118)
Stock-based compensation expense	1,767					1,767
Change in unfunded SERP liability, net of taxes of ($210)	(476)		(476)
Net earnings	2,373	2,373

Balance at December 31, 2012	$215,362	$195,183	$(1,427)	$217	$937	$20,452

Cash dividends declared on Class A common stock	(522)	(522)
Cash dividends declared on Class B common stock	(2,576)	(2,576)
Issuance of restricted common stock	-				16	(16)
Forfeiture of restricted common stock	-				(2)	2
Repurchase/retirement of Class B common stock	(3,356)				(18)	(3,338)
Foreign currency translation adjustment, net of taxes of ($77)	977		977
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $45	87		87
Reclassification adjustment for unrealized holding
gains included in net earnings, net of taxes of ($37)	(61)		(61)
Reduction in APIC pool associated with tax
deficiencies related to restricted stock awards	(65)					(65)
Stock-based compensation expense	1,879					1,879
Change in unfunded SERP liability, net of taxes of $457	1,069		1,069
Net earnings	15,908	15,908

Balance at December 31, 2013	$228,702	$207,993	$645	$217	$933	$18,914

Cash dividends declared on Class A common stock	(522)	(522)
Cash dividends declared on Class B common stock	(2,665)	(2,665)
Issuance of restricted common stock	-				38	(38)
Forfeiture of restricted common stock	-				(2)	2
Foreign currency translation adjustment, net of taxes of ($219)	(11,269)		(11,269)
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $90	147		147
Increase in APIC pool associated with tax
benefits related to restricted stock awards	31					31
Stock-based compensation expense	2,717					2,717
Change in unfunded SERP liability, net of taxes of ($631)	(1,485)		(1,485)
Net earnings	9,095	9,095

Balance at December 31, 2014	$224,751	$213,901	$(11,962)	$217	$969	$21,626

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net earnings	$9,095	$15,908	$2,373
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	19,746	12,382	9,113
Stock-based compensation	2,717	1,879	1,767
Impairment/loss on disposal of assets related to restructuring	-	-	1,389
Impairment of investment	-	-	775
Amortization of deferred financing costs	699	-	-
Deferred income taxes	(2,562)	(877)	(1,234)
Other, net	(3,651)	407	422
Changes in operating assets and liabilities:
Accounts receivable	$1,382	$(8,025)	$260
Inventories	9,121	(6,538)	(343)
Other current assets	693	1,702	(273)
Other assets	(450)	(62)	(230)
Accounts payable	(3,890)	1,485	(1,422)
Accrued expenses	(10,170)	(7,548)	553
Other liabilities	423	165	11
Accrued restructuring costs	-	(122)	122
Income taxes payable	(696)	(175)	(1,674)
Net cash provided by operating activities	22,457	10,581	11,609

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,042)	(6,940)	(4,744)
Purchase of intangible asset	-	(1,336)	-
Purchase of marketable securities	(2,936)	-	(24)
Purchase of company-owned life insurance	(2,820)	(2,820)	-
Cash transferred from (to) restricted cash	-	12,993	-
Payments for acquisitions, net of cash acquired	(208,693)	(30,994)	(19,410)
Proceeds from cash surrender of COLI policies	5,756	-	-
Proceeds from sale of marketable securities	-	2,820	5,119
Proceeds from disposal/sale of property, plant and equipment	65	96	193
Net cash used in investing activities	(217,670)	(26,181)	(18,866)

(continued)

See notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Dividends paid to common shareholders	(3,160)	(3,111)	(3,225)
Deferred financing costs	(5,756)	-	-
Borrowings under revolving credit line	23,000	12,000	-
Repayments under revolving credit line	(12,000)	-	-
Increase (reduction) in notes payable	(161)	506	(17)
Proceeds from long-term debt	215,000	-	-
Repayments of long-term debt	(5,375)	-	-
Purchase and retirement of Class B common stock	-	(3,356)	(6,644)
Net cash provided by (used in) financing activities	211,548	6,039	(9,886)
Effect of exchange rate changes on cash	(1,320)	422	164

Net increase (decrease) in cash and cash equivalents	15,015	(9,139)	(16,979)

Cash and cash equivalents - beginning of year	62,123	71,262	88,241

Cash and cash equivalents - end of year	$77,138	$62,123	$71,262

Supplemental cash flow information:

Cash paid (received) during the year for:
Income taxes, net of refunds received	$4,686	$(474)	$1,464
Interest payments	$3,210	$156	$16

Details of acquisition (see Note 2):
Fair value of identifiable net assets acquired	$136,133	$34,541	$13,336
Goodwill	100,016	4,812	9,065
Fair value of net assets acquired	$236,149	$39,353	$22,401

Fair value of consideration transferred	$236,149	$39,353	$22,401
Less: Cash acquired in acquisition	(27,456)	(8,359)	(2,991)
Cash paid for acquisition, net of cash acquired	$208,693	$30,994	$19,410

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and sell a broad array of products that power, protect and connect electronic circuits.  These products are used in the networking, telecommunication, high-speed data transmission, commercial aerospace, military, broadcasting, transportation and consumer electronic industries around the world.  We manage our operations geographically through our three reportable operating segments: North America, Asia and Europe.

On June 19, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd.  On July 25, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed our acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

On March 29, 2013, we completed our acquisition of 100% of the issued and outstanding capital stock of Transpower Technologies (HK) Limited ("Transpower") and certain other tangible and intangible assets related to the Transpower magnetics business of TE Connectivity ("TE").  These operations are now doing business as TRP Connector ("TRP").  On August 20, 2013, we completed our acquisition of 100% of the issued and outstanding capital stock of Array Connector Corporation ("Array"). The acquisitions of TRP and Array may hereafter be referred to collectively as either the "2013 Acquisitions" or the "2013 Acquired Companies".

On March 9, 2012, we completed our acquisition of 100% of the issued and outstanding capital stock of GigaCom Interconnect AB ("GigaCom").  On July 31, 2012, we consummated our acquisition of 100% of the issued and outstanding capital stock of Fibreco Ltd. ("Fibreco").  On September 12, 2012, we completed our acquisition of 100% of the issued and outstanding capital stock of Powerbox Italia S.r.L. and its subsidiary, Powerbox Design (collectively, "Powerbox", now merged to form Bel Power Europe S.r.l.). The acquisitions of GigaCom, Fibreco and Powerbox may hereafter be referred to collectively as either the "2012 Acquisitions" or the "2012 Acquired Companies".

Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The accompanying consolidated balance sheet as of December 31, 2013 has been restated to reflect the acquisition-date fair values related to property, plant and equipment, intangible assets and various other balance sheet accounts of the 2013 Acquired Companies as further outlined in Note 2 to the consolidated financial statements contained in this Annual Report.  The consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2012 and 2013 reflect measurement period adjustments related to the 2012 and 2013 Acquisitions. In 2014, Power Solutions had a fiscal year end of December 28, 2014.  The financial results during the period from December 29, 2014 through Bel's year-end were not material to our consolidated financial position or results of operations.
All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to product returns, provisions for bad debt, inventories, goodwill, intangible assets, investments, Supplemental Executive Retirement Plan ("SERP") expense, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Return to Index
Cash Equivalents - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments.  We determine our allowance by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.

Business Combinations – We  account for business combinations by recognizing the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature.  Acquisition-related costs, including restructuring costs,  are recognized separately from the acquisition and will generally be expensed as incurred.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated in stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.

Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese renminbi appreciated by approximately 0.8% in 2014 as compared to 2013.  Future appreciation of the renminbi would result in the Company's incurring higher costs for all expenses incurred in the PRC.  The Company's European entities, whose functional currencies are euros, British pounds and Czech korunas, enter into transactions which include sales which are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions resulted in net realized and unrealized currency exchange gains (losses) of $4.3 million, ($0.6) million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which were included in net earnings.  Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments of ($11.3) million, $1.0 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in accumulated other comprehensive income (loss).

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  We grant credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures and establish allowances for anticipated losses.  See Note 12 for disclosures regarding significant customers.

We place temporary cash investments with quality financial institutions and commercial issuers of short-term paper and, by policy, limit the amount of credit exposure in any one financial instrument.

Inventories - Inventories are stated at the lower of weighted-average cost or market.

Revenue Recognition – Revenue is recognized when the product has been delivered and title and risk of loss has passed to the customer, collection of the resulting receivable is deemed reasonably assured by management, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.  Substantially all of our shipments are FCA (free carrier), which provides for title to pass upon delivery to the customer's freight carrier.  Some product is shipped DDP/DDU with title passing when the product arrives at the customer's dock.  DDP is defined as Delivered Duty Paid by the Company and DDU is Delivered Duty Unpaid by the Company.

For certain customers, we provide consigned inventory, either at the customer's facility or at a third-party warehouse. Sales of consigned inventory are recorded when the customer withdraws inventory from consignment.

The Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the Company's product specifications.  However, the Company may permit its customers to return product for other reasons.  In these instances, the Company would generally require a significant cancellation penalty payment by the customer.  The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers.  Such estimates are deducted from sales and provided for at the time revenue is recognized.

Return to Index
Product Warranties – Warranties vary by product line and are competitive for the markets in which the Company operates.  Warranties generally extend for one to three years from the date of sale. The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates accompanied with estimated future costs and projected failure rate trends. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) volume increases, (iii) life of warranty, (iv) historical warranty repair costs and (v) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.  See Note 11 of the consolidated financial statements.

Finite-Lived Intangible Assets – Intangible assets with finite lives are stated at cost less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated useful life of the asset.

Goodwill and Other Indefinite-lived Intangible Assets– Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any noncontrolling interest in the acquiree and, (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 or more frequently if impairment indicators arise in accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles – Goodwill and Other".

The Company tests goodwill for impairment using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Our reporting units are geographical in nature and are North America, Asia and Europe.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  Reporting units with similar economic characteristics are aggregated for purposes of the goodwill impairment test.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of goodwill associated with each reporting unit with the carrying amount of that goodwill.  If the carrying amount of goodwill associated with a reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  No impairment was recognized as a result of the October 1, 2014 and 2013  testing.  See Note 4 of the consolidated financial statements.

The Company tests indefinite-lived intangible assets for impairment using the relief-from-royalty method (a form of the income approach).  No impairment was recognized as a result of the October 1, 2014 testing.  See Note 4 of the consolidated financial statements.

Evaluation of Long-lived Assets –  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting writedown would be the difference between fair market value of the long-lived asset and the related net book value

Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 1 to 39 years for buildings and leasehold improvements, and from 1 to 15 years for machinery and equipment.

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Return to Index
We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  We have established  valuation allowances for deferred tax assets that are not likely to be realized.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, we would adjust  the valuation allowance, which would reduce the provision for income taxes.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the effect of tax contingency reserves and changes to the reserves as considered appropriate by management.

Earnings per Share  – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2014, 2013 or 2012 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	2014	2013	2012
Numerator:
Net earnings	$9,095	$15,908	$2,373
Less dividends declared:
Class A	522	522	522
Class B	2,665	2,576	2,697
Undistributed earnings (loss)	$5,908	$12,810	$(846)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$1,058	$2,346	$(150)
Class B undistributed earnings (loss)	4,850	10,464	(696)
Total undistributed earnings (loss)	$5,908	$12,810	$(846)

Net earnings allocation - basic and diluted:
Class A net earnings	$1,580	$2,868	$372
Class B net earnings	7,515	13,040	2,001
Net earnings	$9,095	$15,908	$2,373

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175
Class B - basic and diluted	9,491	9,240	9,625

Net earnings per share:
Class A - basic and diluted	$0.73	$1.32	$0.17
Class B - basic and diluted	$0.79	$1.41	$0.21

Return to Index
Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2014, 2013 and 2012 amounted to $21.5 million, $14.1 million and $12.4 million, respectively.  The increase in R&D expense from 2013 to 2014 was primarily due to the inclusion of R&D expense related to the recently-acquired businesses of Power Solutions and Connectivity Solutions.

Fair Value Measurements - We utilize the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2014, the FASB issued guidance on pushdown accounting for business combinations.  This amendment provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  This amendment is effective on November 18, 2014.  The effects of this standard will depend on any future events whereby we obtain control of an entity and elect to apply pushdown accounting.

In July 2013, the FASB issued revised guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this guidance as of January 1, 2014, on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In January 2015, the FASB issued guidance on simplifying the income statement presentation by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.  Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration.  This amendment is effective for annual periods beginning after December 15, 2015.  The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued guidance on the presentation of financial statements when there is substantial doubt about an entity's ability to continue as a going concern. The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and management's plans that are intended to alleviate or management's plans that have alleviated substantial doubt. The amendment is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management does not believe that the adoption of this guidance will have any material impact on the Company's consolidated financial position or results of operations.

Return to Index
In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.  Earlier adoption is permitted.  Management does not believe that the adoption of this guidance will have any material impact on the Company's consolidated financial position or results of operations.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements, if any, including which transition method it will adopt.

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The effects of this guidance will depend on future disposals by the Company.

2.	Acquisitions

2014 Acquisitions:

On June 19, 2014, the Company completed its acquisition of Power Solutions for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems.  Power Solutions offers a premier line of standard, modified-standard and custom designed AC/DC, DC/DC and other specific power conversion products for a variety of technologies in data centers, telecommunications and industrial applications.  The acquisition of Power Solutions brings a complementary, industry-leading power product portfolio to Bel's existing line of power products, expands our current customer base in the areas of server, storage and networking equipment and adds industrial and additional transportation applications to the Company's product offering.

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of the Emerson Network Power Connectivity Solutions business ("CS") from Emerson Electric Co. On August 29, 2014, the China portion of the transaction closed.  Collectively, the U.S., U.K. and China closings are referred to as the "CS Transaction".  In connection with the CS Transaction, the Company paid a total of $98.8 million, net of cash acquired and including a working capital adjustment.  CS is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. CS is headquartered in Bannockburn, Illinois, and has manufacturing facilities in North America, the U.K. and China.  CS will become part of Bel's Connectivity Solutions product group under the Cinch Connector business.  Management believes the acquisition of CS will enable the Company to further expand into the aerospace and military markets where long-term product reliability resulting from highly engineered solutions is critical. The addition of the CS Stratos brand with our Fibreco/Gigacom Interconnect products will also give the Company a solid position in the expanded beam fiber optic market place.  The CS group will also significantly expand the Company's existing copper‑based product offerings with the addition of RF/Microwave components and assemblies.

During the year ended December 31, 2014, the Company incurred $7.3 million of acquisition-related costs associated with the 2014 Acquisitions primarily for audit-related costs, investment banker fees and legal fees.  These costs are included in selling, general and administrative expenses on the consolidated statements of operations.

Return to Index

Fair Value Estimate of Assets Acquired and Liabilities Assumed

With respect to the 2014 Acquisitions, we are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the tangible assets acquired and liabilities assumed, the valuation of property and equipment, the valuation of intangible assets acquired, legal reserves, favorable or unfavorable contracts, operating leases or commitments, contingent liabilities and income and non-income based taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes to our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.

The companies included in the 2014 Acquisitions are subject to legal and regulatory requirements, including but not limited to those related to environmental matters and taxation, in each of the jurisdictions in which they operate. We have conducted a preliminary assessment of the liabilities arising from these matters in each of these jurisdictions and have recognized provisional amounts in our initial accounting for the 2014 Acquisitions for all identified liabilities. However, we are continuing our review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

Return to Index
The following table depicts the Company's current preliminary estimates of the respective acquisition date fair values of the consideration paid, identifiable net assets acquired and goodwill:

	Power Solutions		Connectivity Solutions		2014 Acquisitions
	June 19,		July 25/August 29,		Acquisition-Date
	2014		2014*		Fair Values
	(As adjusted)		(As adjusted)		(As adjusted)
Cash	$20,912		$6,544		$27,456
Accounts receivable	29,389		9,375		38,764
Inventories	36,429	(a)	17,632	(a)	54,061
Other current assets	7,350		2,615		9,965
Property, plant and equipment	28,175	(b)	9,900	(b)	38,075
Intangible assets	33,220	(c)	40,000	(c)	73,220
Other assets	19,171	(d)	2,345		21,516
Total identifiable assets	174,646		88,411		263,057

Accounts payable	(26,180)		(10,682)		(36,862)
Accrued expenses	(25,545)	(e)	(5,307)		(30,852)
Other current liabilities	223		(57)		166
Noncurrent liabilities	(42,062)	(d)(e)(f)	(17,314)		(59,376)
Total liabilities assumed	(93,564)		(33,360)		(126,924)
Net identifiable assets acquired	81,082		55,051		136,133
Goodwill	49,710	(g)	50,306	(e)	100,016
Net assets acquired	$130,792		$105,357		$236,149

Cash paid	$130,792		$105,357		$236,149
Assumption of liability	-		-		-
Fair value of consideration
transferred	130,792		105,357		236,149
Deferred consideration	-		-		-
Total consideration paid	$130,792		$105,357		$236,149

* The Company acquired the U.S. and U.K. entities of Connectivity Solutions on July 25, 2014 and the China entity of Connectivity Solutions on August 29, 2014.  These values represent the estimated fair values as of the respective acquisition dates.

(a)	The inventories noted include the following estimated net step-up in fair value:

Estimated Net Step-Up in Fair Value
Power Solutions	$3,273
Connectivity Solutions	2,651
2014 Acquisitions total	$5,924

(b)
The property, plant and equipment noted above for Connectivity Solutions includes a $4.3 million step-up based on estimated acquisition-date fair value.  There was no step-up for property, plant and equipment for Power Solutions since the estimated acquisition-date fair value approximated the carrying value of those assets.

(c)
The preliminary fair value of identifiable intangible assets related to the 2014 Acquired Companies is shown in the table below.  For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

Return to Index

	Acquisition-date Fair Values
	Power Solutions	Connectivity Solutions	2014 Acquisitions	Weighted-Average Life
Trademarks	$890	$7,500	$8,390	Indefinite
Customer relationships	12,200	22,000	34,200	16 years
Technology	7,800	9,000	16,800	14 years
License agreements	11,800	-	11,800	8 years
Non-compete agreements	530	1,500	2,030	3 years
Total intangible assets acquired	$33,220	$40,000	$73,220

(d)
These amounts include a $12.0 million noncurrent liability and offsetting indemnification asset related to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006, as further described in Note 16.

(e)
The Company acquired a liability for uncertain tax positions related to various tax matters for the years 2007 through 2013.  While resolution of these tax matters are being actively pursued with the applicable taxing authority, these issues remained unresolved as of the filing date of this Annual Report on Form 10-K.

(f)	Deferred taxes have been established on the previously-mentioned step-ups for inventories, property, plant and equipment and intangible assets.

(g)
The amount of goodwill is provisional as of the filing date, as the fair value determination of inventories acquired, and appraisals related to property, plant and equipment, various intangible assets and certain liabilities such as lease liabilities is still under review.  The portion of goodwill, if any, that will be deductible for tax purposes is yet to be determined.

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the PRC.  The Company provisionally assigned no value to this investment.  See Note 18, Related Party Transactions, for additional information.

The results of operations of the 2014 Acquired Companies have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the year ended December 31, 2014, the 2014 Acquired Companies contributed revenue of $134.3 million and an operating loss of approximately $1.9 million to the Company's consolidated financial results.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of TRP, Array, Power Solutions and Connectivity Solutions for the periods presented as if the 2013 Acquisitions had occurred on January 1, 2012 and the 2014 Acquisitions had occurred on January 1, 2013, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the business combinations, and related tax effects.  The 2014 unaudited pro forma net earnings for the year ended December 31, 2014 were adjusted to exclude $14.9 million ($9.8 million after tax) of non-recurring expenses, including audit, legal and other transaction fees, IT migration costs and employee-related expenses, which were incurred in connection with the 2013 and 2014 Acquisitions.  The 2013 unaudited pro forma net earnings were adjusted to include these charges in addition to an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $5.9 million ($4.1 million after tax) during the year ended December 31, 2013, respectively.  The 2013 results reflected below include merger-related charges incurred by Power Solutions in connection with its acquisition by ABB in July 2013.  The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from these acquisitions; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

Return to Index
	Year Ended
	December 31,
	2014	2013

Revenue	$629,132	$710,937
Net earnings	11,705	(65,299)
Earnings per Class A common share - basic and diluted	0.94	(5.52)
Earnings per Class B common share - basic and diluted	1.02	(5.77)

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

During the years ended December 31, 2014, 2013 and 2012, the Company incurred $0.1 million, $0.9 million and $1.3 million, respectively, of combined acquisition-related costs associated with the 2012 and 2013 Acquisitions.  These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

The purchase price allocations for TRP and Array were finalized during the first quarter of 2014.  The following table depicts the finalized respective acquisition date fair values of the consideration paid and identifiable net assets acquired:

	TRP	Array	2013 Acquisitions
	March 29,	August 20,	Acquisition-Date
	2013	2013	Fair Values
	(As finalized)	(As finalized)	(As finalized)
Cash	$8,388	$-	$8,388
Accounts receivable	11,541	994	12,535
Inventories	7,355	993	8,348
Other current assets	1,619	428	2,047
Property, plant and equipment	5,790	3,510	9,300
Intangible assets	6,110	1,470	7,580
Other assets	1,349	1,747	3,096
Total identifiable assets	42,152	9,142	51,294

Accounts payable	(8,234)	(676)	(8,910)
Accrued expenses	(4,465)	(285)	(4,750)
Other current liabilities	(759)	-	(759)
Noncurrent liabilities	(586)	(1,748)	(2,334)
Total liabilities assumed	(14,044)	(2,709)	(16,753)
Net identifiable assets acquired	28,108	6,433	34,541
Goodwill	1,240	3,572	4,812
Net assets acquired	$29,348	$10,005	$39,353

Fair value of consideration transferred	$29,348	$10,005	$39,353

The measurement period adjustments primarily related to adjustments to fair value based on the appraisals on inventory, property, plant and equipment, and intangible assets.  In addition, various other asset and liability accounts had measurement period adjustments related to deferred taxes.

The results of operations of the 2013 Acquired Companies have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the years ended December 31, 2014 and 2013, the 2013 Acquired Companies contributed revenue of $75.4 million and $68.6 million, respectively, and operating income of $12.7 million and $8.4 million, respectively, to the Company's consolidated financial results.

Return to Index
2012 Acquisitions:

On March 9, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of GigaCom with a cash payment of $2.7 million (£1.7 million). GigaCom, located in Gothenburg, Sweden, is a supplier of expanded beam fiber optic technology. On July 31, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Fibreco with a cash payment, net of $2.7 million of cash acquired, of $13.7 million (£8.7 million). Fibreco, located in the United Kingdom, is a supplier of a broad range of expanded beam fiber optic components for use in military communications, outside broadcast and offshore exploration applications.  Both GigaCom and Fibreco have become part of Bel's Cinch Connectivity Solutions business.

On September 12, 2012, the Company completed its acquisition of 100% of the issued and outstanding capital stock of Powerbox, now known as Bel Power Europe, with a cash payment, net of $0.2 million of cash acquired, of $3.0 million and 30,000 restricted shares of the Company's Class B common stock with a grant date fair value of $0.6 million.  Bel Power Europe, located near Milan, Italy, develops high-power AC-DC power conversion solutions targeted at the broadcasting market.

The purchase accounting related to the 2012 Acquisitions was finalized within one year of the respective acquisition dates.  The final purchase price allocation related to the 2012 Acquisitions is outlined in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The contributions to revenue and operating income from the 2012 Acquisitions is detailed in Note 12 to the notes to consolidated financial statements.
3.	Restructuring Activities

Activity and liability balances related to restructuring costs for the years ended December 31, 2013 and 2014 are as follows:

		2013			2014
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New	and Other	December 31,
	2012	Charges	Settlements	2013	Charges	Settlements	2014
Severance costs	$122	$1,239	$(1,361)	$-	$1,778	$(1,778)	$-
Transportation of equipment	-	100	(100)	-	-	-	-
Other restructuring costs	-	48	(48)	-	54	(54)	-
Total	$122	$1,387	$(1,509)	$-	$1,832	$(1,832)	$-

During the year ended December 31, 2014, the Company incurred severance costs associated with restructuring of management and sales teams after the acquisitions of Power Solutions and Connectivity Solutions.
During 2012, Bel initiated the closure of its Cinch North American manufacturing facility in Vinita, Oklahoma, and transition of  the operations to Reynosa, Mexico and a new facility in McAllen, Texas.  The Company recorded $5.2 million related to this restructuring during 2012, comprised primarily of $3.2 million in severance costs, $1.4 million related to asset disposals and $0.6 million of other expenses.  The Cinch restructuring continued into early 2013 and the Company incurred an additional $1.4 million of restructuring costs in 2013 related to these efforts, as detailed in the table above.  These amounts are classified as restructuring charges on the consolidated statements of operations.
4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.

Other intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 2 to 24 years.

The changes in the carrying value of goodwill classified by reportable operating segment for the years ended December 31, 2014 and 2013 are as follows:

Return to Index
	Total	North America	Asia	Europe

Balance at January 1, 2013:
Goodwill, gross	40,500	15,293	12,875	12,332
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$13,559	$1,227	$-	$12,332

Goodwill allocation related to acquisitions	4,812	3,572	1,240	-
Foreign currency translation	119	-	(8)	127

Balance at December 31, 2013:
Goodwill, gross	45,431	18,865	14,107	12,459
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$18,490	$4,799	$1,232	$12,459

Goodwill allocation related to the acquisitions	100,016	50,118	35,486	14,412
Measurement period adjustments	(496)	(496)	-	-
Foreign currency translation	(437)	-	(210)	(227)

Balance at December 31, 2014:
Goodwill, gross	144,514	68,487	49,383	26,644
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$117,573	$54,421	$36,508	$26,644

During the year ended December 31, 2014, the Company recorded $100.0 million of additional goodwill related to the 2014 Acquisitions.

During the year ended December 31, 2013, the Company recorded $4.6 million of additional goodwill related to the 2013 Acquisitions.  The goodwill related to the acquisition of TRP was assigned to the Company's Asia operating segment and the goodwill related to the acquisition of Array was assigned to the Company's North America operating segment.  The Company completed its annual goodwill impairment test during the fourth quarter of 2014, noting no impairment.  Management determined that the fair value of the goodwill at December 31, 2014 exceeded its carrying value and that no impairment existed as of that date.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2014, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.  The Company completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2014, noting no impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2014 and that no impairment existed as of that date.

2014 Annual Impairment Test

During the fourth quarter of 2014 and 2013, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment in either year.

We estimated the fair value of these reporting units using a weighting of fair values derived from income and market approaches. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Return to Index
The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2014 annual impairment test were the following:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
North America	10%
Asia	63%
Europe	19%

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2014 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

The components of intangible assets other than goodwill are as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,872	$4,297	$34,575	$11,919	$1,864	$10,055
Customer relationships	45,836	3,062	42,774	11,923	1,191	10,732
Non-compete agreements	2,781	1,050	1,731	787	483	304
Trademarks	16,624	202	16,422	8,381	-	8,381

	$104,113	$8,611	$95,502	$33,010	$3,538	$29,472

During the years ended December 31, 2014 and 2013, the Company recorded $73.2 million and $8.9 million, respectively, of various intangible assets in connection with the recent acquisitions.  A listing of intangible assets acquired with the 2013 and 2014 Acquired Companies and the related weighted-average lives of those assets is detailed in Note 2.  Amortization expense was $5.4 million, $1.9 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2015	$7,481
2016	7,181
2017	6,848
2018	6,556
2019	6,515

Return to Index

5.	Fair Value Measurements

As of December 31, 2014 and 2013, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2014 and 2013.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.7 million and $0.4 million at December 31, 2014 and 2013, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

As of December 31, 2014 and December 31, 2013, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  As of December 31, 2014 and 2013, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $6.5 million and $3.3 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2014 or 2013.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2014.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2014 or 2013.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2014, the estimated fair value of long-term debt was $233.3 million compared to a carrying amount of $232.6 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2014.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  See Note 4, Goodwill and Other Intangible Assets for further information about goodwill and other indefinite-lived intangible assets.

6.	Other Assets

At December 31, 2014 and 2013, the Company has obligations of $14.2 million and $10.8 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2014 and 2013, these assets had a combined value of $12.3 million and $11.9 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $5.8 million and $8.6 million at December 31, 2014 and 2013, respectively, is included in other assets in the accompanying consolidated balance sheets. During 2014, the Company surrendered $2.9 million of COLI and utilized the proceeds to purchase additional marketable securities within the rabbi trust.  The volatility in global equity markets in recent years has also had a significant effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $0.2 million, $0.7 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Return to Index
Other Investments

At December 31, 2014 and 2013, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $5.8 million and $2.9 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  As discussed above, the Company purchased $2.9 million of additional SERP investments during 2014.  At December 31, 2014 and 2013, the fair market value of these investments was $6.5 million and $3.3 million, respectively.  The gross unrealized gain of $0.7 million and $0.4 million at December 31, 2014 and 2013, respectively, has been included, net of tax, in accumulated other comprehensive income (loss).

7.	Inventories, net

The components of inventories, net are as follows:

	December 31,
	2014	2013
Raw materials	$51,638	$29,428
Work in progress	16,128	8,783
Finished goods	45,864	31,808
Inventories, net	$113,630	$70,019

8.	Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	December 31,
	2014	2013
Land	$3,293	$3,229
Buildings and improvements	31,067	25,216
Machinery and equipment	117,973	82,420
Construction in progress	4,764	4,042
	157,097	114,907
Accumulated depreciation	(86,436)	(74,011)
Property, plant and equipment, net	$70,661	$40,896

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $14.3 million, $10.5 million and $8.4 million, respectively.

9.            Income Taxes

At December 31, 2014 and 2013, the Company has approximately $40.0 million and $2.2 million, respectively, of liabilities for uncertain tax positions ($0.2 million and $1.0 million, respectively, included in income taxes payable on the consolidated balance sheets and $39.8 million and $1.2 million, respectively, included in liability for uncertain tax positions on the consolidated balance sheets) a portion of which ($2.8 million and $2.2 million, respectively), if recognized, would reduce the Company's effective tax rate.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at December 31, 2014.  A total of $0.2 million of previously recorded liabilities for uncertain tax positions relates principally to the 2011 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2015.  Additionally, a total of $0.8 million of previously recorded liabilities for uncertain tax positions relating to the 2010 tax year were reversed during the year ended December 31, 2014.  This was offset by an increase to the liability for uncertain tax positions in the amount of $2.7 million, of which $1.2 million relates to interest and penalties on the uncertain tax positions acquired from Power Solutions, which is included in the consolidated statement of operations during the year ended December 31, 2014.  A total of $0.5 million of previously recorded liabilities for uncertain tax positions relating to 2006 and 2009 tax years were reversed during the year ended December 31, 2013.

Return to Index
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

	2014	2013	2012
Liability for uncertain tax positions - January 1	$2,189	$2,711	$4,132
Additions based on tax positions
related to the current year	2,732	28	1,221
Additions relating to acquisitions	35,874	-	-
Settlement/expiration of statutes of limitations	(825)	(550)	(2,642)
Liability for uncertain tax positions - December 31	$39,970	$2,189	$2,711

As part of the acquisition of Power Solutions the Company acquired a $35.8 million liability for uncertain tax positions.  Of this amount, $12.0 million relates to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006, as further described in Note 16.  The Company also acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  Resolution of these tax matters are being actively pursued with the applicable taxing authority.  From the date of acquisition through December 31, 2014, the Company has recorded $1.2 million of interest and penalties pertaining to this issue and will continue to accrue approximately $2.5 million annually until the issue is resolved.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2014 and 2013, the Company recognized $1.6 million and an immaterial amount, respectively, in interest and penalties in the consolidated statements of operations.  During the year ended December 31, 2014, the Company recognized a benefit of $0.2 million for the reversal of such interest and penalties.  The Company has approximately $1.6 million and $0.2 million accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company's total income (loss) before provision (benefit) for income taxes included earnings (loss) from domestic operations of ($9.2) million, ($1.2) million and $0.4 million for 2014, 2013 and 2012, respectively, and earnings before provision (benefit) for income taxes from foreign operations of $19.6 million, $16.3 million and $0.6 million for 2014, 2013 and 2012, respectively.

Return to Index
The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$1,924	$(1,099)	$(459)
Foreign	1,759	1,120	241
State	175	113	76
	3,858	134	(142)
Deferred:
Federal	(2,698)	(865)	(807)
State	(407)	65	(58)
Foreign	543	(77)	(369)
	(2,562)	(877)	(1,234)

	$1,296	$(743)	$(1,376)

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2014		2013		2012
	$	%	$	%	$	%
Tax provision computed at the
federal statutory rate	$3,638	35%	$5,309	35%	$339	34%
Increase (decrease) in taxes resulting from:
Different tax rates
applicable to foreign operations	(4,524)	(44%)	(4,677)	(31%)	(306)	(31%)

Increase in (reversal of) liability for uncertain
tax positions - net	1,907	18%	(522)	(3%)	(1,421)	(143%)

Utilization of research and experimentation, solar and foreign
tax credits	(508)	(5%)	(1,049)	(7%)	-	0%

State taxes, net of federal benefit	(183)	(2%)	117	1%	-	0%

Current year valuation allowance - U.S. segment	335	3%	49	0%	298	30%

Federal tax on profit of foreign disregarded entities
net of deferred tax	770	7%	-	0%	-	0%

Permanent differences applicable to U.S. operations,
including qualified production activity credits,
SERP/COLI income, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	(11)	0%	(91)	(1%)	(260)	(26%)

Other	(128)	(1%)	121	1%	(26)	(3%)
Tax (benefit) provision computed at the Company's
effective tax rate	$1,296	12%	$(743)	(5%)	$(1,376)	(138%)

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle all of the Company's sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

Return to Index
As of December 31, 2014, the Company has gross foreign income tax net operating losses ("NOL") of $19.4 million, foreign tax credits of $0.3 million and capital loss carryforwards of $0.2 million which amount to a total of $4.9 million of deferred tax assets.  The Company has established valuation allowances totaling $4.9 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $27.7 million, including $5.9 million of NOLs acquired from Array and $16.7 million of NOLs acquired from Connectivity Solutions, which amount to $9.0 million of deferred tax assets; capital loss carryforwards of $0.9 million which amount to $0.3 million of deferred tax assets; and tax credit carryforwards of $2.1 million. The Company has established  valuation allowances of $0.2 million, $0.3 million and $1.2 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2026 – 2027, the NOL acquired from Connectivity Solutions expire at various times during 2022-2033, the state NOL's expire at various times during 2015 – 2031 and the tax credit carryforwards expire at various times during 2025 - 2034.

Upon completion of the acquisitions of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $7.1 million and $1.2 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the consolidated balance sheet at December 31, 2014.  In connection with the 2014 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $3.1 million and $16.4 million, respectively, for the Power Solutions and Connectivity Solutions acquisitions. At December 31, 2014, a net deferred tax liability of $8.3 million remains on the consolidated balance sheet for the 2014 Acquisitions.

The Company intends to make elections to step up the tax basis to fair value under IRC Section 338(g) for the Power Solutions acquisition and for certain jurisdictions with respect to the Connectivity Solutions acquisition.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

Upon the acquisition of TRP, TRP had a deferred tax asset in the amount of $2.2 million arising from various timing differences related to depreciation and accrued expenses.  Upon the acquisition of Array, Array had a deferred tax liability of $0.7 million arising from timing differences related to depreciation and a deferred tax asset of $2.1 million arising from the NOL acquired.  In connection with the 2013 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $0.6 million and $1.0 million respectively for the TRP and Array acquisitions.  At December 31, 2014, a net deferred tax liability of $0.3 million remains on the consolidated balance sheet for the 2013 Acquisitions.

The Company does not intend to make any election to step up the tax basis of the 2013 Acquisitions to fair value under IRC Section 338(g).

Upon the acquisition of Fibreco, Fibreco had a deferred tax liability in the amount of $0.1 million arising from various timing differences. In connection with the 2012 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles. As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $1.7 million, $0.6 million and $0.4 million, respectively for the Fibreco, GigaCom and Powerbox acquisitions.  At December 31, 2014, a deferred tax liability of $2.1 million remains on the consolidated balance sheet for the 2012 Acquisitions.

The Company has made elections under Internal Revenue Code ("IRC") Section 338(g) to step up the tax basis of the 2012 Acquisitions to fair value.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2014.  However, U.S. deferred taxes need not be provided as there is no intention to repatriate such amounts to the U.S.    Management's intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $126.6 million at December 31, 2014.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  At December 31, 2014, the estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $32.4 million under the current tax law.

Return to Index

Components of deferred income tax assets are as follows:

	December 31,
	2014	2013
	Tax Effect	Tax Effect
Deferred tax assets:
State tax credits	$954	$1,336
Unfunded pension liability	1,301	668
Reserves and accruals	2,095	2,020
Federal, state and foreign net operating loss
and credit carryforwards	15,361	4,634
Depreciation	962	973
Amortization	995	588
Acquired deferred taxes	10,775	-
Other accruals	3,253	3,303
Total deferred tax assets	35,696	13,522
Deferred tax liabilities:
Reserves and accruals	68	68
Depreciation	707	1,076
Amortization	21,191	4,762
Acquired deferred taxes	8,053	-
Other accruals	1,522	566
Total deferred tax liabilities	31,541	6,472
Valuation allowance	6,692	2,375
Net deferred tax assets/(liabilities)	$(2,537)	$4,675

On December 31, 2013, under the "American Taxpayer Relief Act" ("ATRA"), the Research and Experimentation credit ("R&E") expired.  On December 16, 2014, the R&E credit was extended back to January 1, 2014 and the Company recognized $0.3 million in R&E credits during the fourth quarter of 2014.   During the first quarter of 2013, the Company recognized a $0.4 million R&E credit from 2012 as an increase in the March 31, 2013 quarterly benefit for income taxes.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	Debt

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank"), as administrative agent and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the "Credit and Security Agreement" or "CSA").  The maturity date of the CSA is June 18, 2019.
The CSA consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL").  Under the terms of the CSA, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $100 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.
The obligations of the Company under the CSA are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the "Loan Parties") and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties' material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties' direct foreign subsidiaries.
The borrowings under the CSA will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company's leverage ratio. The interest rate in effect at December 31, 2014 was 2.94%, which consists of LIBOR of 0.19% plus the Company's margin of 2.75%.

Return to Index
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2014, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2014 was $27.0 million, of which we had the ability to borrow $16.2 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

Concurrent with its entry into the CSA on June 19, 2014, the Company borrowed $145.0 million under the Term Loan to complete its acquisition of Power Solutions.  In July 2014, in connection with the acquisition of Connectivity Solutions, the Company borrowed an additional $90.0 million under the CSA ($70.0 million through the DDTL and $20.0 million under the Revolver).  During the year ended December 31, 2014, the Company recorded $5.8 million in deferred financing costs which will be amortized over the five-year term, and incurred $4.0 million of interest expense.  At December 31, 2014, borrowings outstanding related solely to the $145.0 million Term Loan, the $70.0 million DDTL and $23.0 million under the revolver.

Scheduled principal payments of the long-term debt outstanding at December 31, 2014 are as follows (in thousands):

2015	$13,438
2016	16,125
2017	18,812
2018	24,188
2019	160,062
Total long-term debt	232,625
Less: Current maturities of long-term debt	(13,438)
Noncurrent portion of long-term debt	$219,187

At December 31, 2013, the Company maintained a $30 million line of credit with Bank of America (the "Credit Agreement"), which was due to expire on October 14, 2016.  At December 31, 2013, the borrowings under the line of credit amounted to $12.0 million and the balance available under the Credit Agreement was $18.0 million.  The Credit Agreement bore interest at LIBOR plus 1.00% to 1.50% based on certain financial statement ratios maintained by the Company.  The interest rate in effect on the borrowings outstanding at December 31, 2013 was 1.4%.  The Company incurred interest expense of less than $0.1 million and $0.2 million related to the borrowings under the Credit Agreement during the years ended December 31, 2014 and 2013, respectively.  Under the terms of the Credit Agreement, the Company was required to maintain certain financial ratios and comply with other financial conditions.  During the year ended December 31, 2014, the Company repaid the full $12.0 million balance outstanding and terminated the Credit Agreement.

11.     Accrued Expenses

Accrued expenses consist of the following:

	Year Ended December 31,
	2014	2013
Sales commissions	$3,017	$1,431
Subcontracting labor	2,217	2,406
Salaries, bonuses and related benefits	17,964	13,674
Warranty accrual	6,032	-
Litigation reserve	-	723
Other	13,358	4,208
	$42,588	$22,442

Return to Index

A tabular presentation of the activity within the warranty accrual account for the year ended December 31, 2014 is presented below:

December 31,
2014
Beginning balance as of January 1, 2014	$-
Warranty accruals acquired in 2014 Acquisitions	4,397
Charges and costs accrued	3,834
Adjustments related to pre-existing warranties (including changes in estimates)	(66)
Less repair costs incurred	(2,061)
Currency translation	(72)
Ending balance as of December 31, 2014	$6,032

12.            Segments

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	2014	2013	2012
Net Sales to External Customers:
North America	$217,258	$116,548	$126,469
Asia	201,338	193,647	128,319
Europe	68,480	38,994	31,806
	$487,076	$349,189	$286,594

Net Sales:
North America	$248,007	$128,472	$138,966
Asia	275,765	225,151	167,756
Europe	114,748	40,742	33,329
Less intercompany
net sales	(151,444)	(45,176)	(53,457)
	$487,076	$349,189	$286,594

Income (Loss) from Operations:
North America	$(4,465)	$(1,560)	$1,336
Asia	13,338	15,356	(42)
Europe	5,220	1,251	369
	$14,093	$15,047	$1,663

Total Assets:
North America	$311,298	$117,261	$84,609
Asia	254,822	148,780	148,351
Europe	69,905	42,100	42,229
	$636,025	$308,141	$275,189

Capital Expenditures:
North America	$3,862	$2,064	$2,455
Asia	4,089	4,551	2,003
Europe	1,091	325	286
	$9,042	$6,940	$4,744

Depreciation and Amortization Expense:
North America	$7,921	$4,282	$4,081
Asia	8,143	6,540	4,076
Europe	3,682	1,560	956
	$19,746	$12,382	$9,113

Net Sales – Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.  Intercompany sales include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income (loss) from operations represents net sales less operating costs and expenses.

Return to Index
The following items are included in the segment data presented above:

Recent Acquisitions – At December 31, 2014, Power Solutions' total assets of $203.7 million and Connectivity Solutions' total assets of $133.1 million are included in the table above.  See Note 2, Acquisitions, for further information on the 2014 Acquisitions.

The acquisitions in 2012-2014 contributed to Bel's segment sales and income from operations as follows:

	Year Ended
	December 31,
	2014	2013	2012
Sales to External Customers:
North America:
Power Solutions	$73,530	$-	$-
Connectivity Solutions	28,242	-	-
Array	6,842	2,074	-
	108,614	2,074	-
Asia:
Power Solutions	3,401	-	-
Connectivity Solutions	2,469	-	-
TRP	66,082	65,141	-
	71,952	65,141	-
Europe:
Power Solutions	23,882	-	-
Connectivity Solutions	2,812	-	-
TRP	2,498	1,407	-
GigaCom	8	4	57
Fibreco	6,197	7,483	2,062
Powerbox	2,901	3,252	1,083
	38,298	12,146	3,202
Net sales from 2012-2014 acquisitions	218,864	79,361	3,202

Income (loss) from operations:
North America:
Power Solutions	(712)	-	-
Connectivity Solutions	(2,808)	-	-
Array	(801)	(936)	-
	(4,321)	(936)	-
Asia:
Power Solutions	(3,603)	-	-
Connectivity Solutions	493	-	-
TRP	13,152	9,007	-
	10,042	9,007	-
Europe:
Power Solutions	4,882	-	-
Connectivity Solutions	(167)	-	-
TRP	366	289	-
GigaCom	(23)	(986)	(392)
Fibreco	817	2,101	297
Powerbox	(1,869)	(392)	10
	4,006	1,012	(85)
Total income (loss) from operations
from 2012-2014 acquisitions	$9,727	$9,083	$(85)

Return to Index

Restructuring Charges – The following restructuring charges are included in income (loss) from operations by segment.  See Note 3, Restructuring Activities, for further information on the Company's restructuring efforts.

	2014	2013	2012
North America	$1,539	$963	$4,558
Asia	-	249	612
Europe	293	175	75
	$1,832	$1,387	$5,245

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	2014	2013	2012
Net Sales by Geographic Location:

United States	$217,258	$116,548	$126,469
Macao	195,469	193,647	128,319
United Kingdom	22,852	16,538	13,203
Germany	18,663	16,585	14,165
Switzerland	15,236	-	-
All other foreign countries	17,598	5,871	4,438
Consolidated net sales	$487,076	$349,189	$286,594

Net Sales by Major Product Line:

Connectivity solutions	$152,954	$111,653	$109,245
Magnetic solutions	174,255	170,166	100,529
Power solutions and protection	159,867	67,370	76,820
Consolidated net sales	$487,076	$349,189	$286,594

The following is a summary of long-lived assets by geographic area as of December 31, 2014 and 2013:

	2014	2013
Long-lived Assets by Geographic Location:

United States	$43,932	$30,102
People's Republic of China (PRC)	43,174	20,985
Slovakia	9,675	-
Switzerland	3,321	-
United Kingdom	2,536	1,802
All other foreign countries	1,723	1,455
Consolidated long-lived assets	$104,361	$54,344

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.1% of its identifiable assets are located in Asia.

Return to Index
Net Sales to Major Customers

The Company had sales to one customer in excess of ten percent of consolidated net sales in 2014.  The revenue associated with this customer was $76.4 million in 2014 (15.7% of sales). The Company had sales to two customers in excess of ten percent of consolidated net sales in each of 2013 and 2012.  The combined revenue from these two customers was $103.3 million (29.6% of total sales) during the year ended December 31, 2013 and $70.6 million (24.6% of total sales) during the year ended December 31, 2012.  Sales related to these significant customers were primarily reflected in the Asia operating segments during each of the three years discussed.

13.        Retirement Fund and Profit Sharing Plan

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company's matching contributions are made in cash and are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended December 31, 2014, 2013 and 2012 amounted to $0.8 million, $0.4 million and $0.5 million, respectively. As of December 31, 2014, the plan owned 14,523 and 178,239 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $0.3 million in each year. As of December 31, 2014, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The SERP is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  Participants in the SERP are selected by the Compensation Committee of the Board of Directors.   The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company.  The Plan is unfunded.  Benefits under the SERP are payable from the general assets of the Company, but the Company has established a rabbi trust which includes certain life insurance policies in effect on participants as well as other investments to partially cover the Company's obligations under the Plan.  See Note 6, Other Assets, for further information on these assets.

The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2014, 2013 and 2012 amounted to $1.3 million, $1.3 million and $1.1 million, respectively.

Return to Index
Net Periodic Benefit Cost

 The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Service Cost	$542	$556	$438
Interest Cost	541	448	417
Net amortization	182	307	230
Net periodic benefit cost	$1,265	$1,311	$1,085

Obligations and Funded Status

 Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2014 and 2013 are as follows:

	2014	2013
Fair value of plan assets, January 1	$-	$-
Company contributions	16	-
Benefits paid	(16)	-
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	10,830	11,045
Service cost	542	556
Interest cost	541	448
Plan amendments	-	502
Benefits paid	(16)	-
Actuarial (gains) losses	2,308	(1,721)
Benefit obligation, December 31	$14,205	$10,830
Underfunded status, December 31	$(14,205)	$(10,830)

The Company has recorded the 2014 and 2013 underfunded status as a long-term liability on the consolidated balance sheets.  The plan amendment in 2013 noted in the table above relates to a decision by Bel's Board of Directors to grant past service to certain of the plan participants.  The accumulated benefit obligation for the SERP was $12.1 million as of December 31, 2014 and $9.2 million as of December 31, 2013.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined fair value of $12.3 million and $11.9 million at December 31, 2014 and 2013, respectively.  See Note 6, Other Assets, for additional information on these investments.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.  The Company expects to make contributions of $0.1 million to the SERP in 2015.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2015, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2015	$63
2016	267
2017	267
2018	267
2019	477
2020 - 2024	3,876

Return to Index
The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	2014	2013
Prior service cost	$1,048	$1,230
Net loss	3,302	1,004
	$4,350	$2,234

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2014	2013	2012
Net periodic benefit cost
Discount rate	5.00%	4.00%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Benefit obligation
Discount rate	4.00%	5.00%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%

14.  Share-based Compensation

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2014, 766,500 shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.7 million, $1.9 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during the years ended December 31, 2014, 2013 and 2012.  At December 31, 2014 and 2013, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are earned in 25% increments on the second, third, fourth and fifth anniversaries of the award, respectively, and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2014, 2013 and 2012, the Company issued 378,000 shares, 162,200 shares and 130,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers and employees.

Return to Index

A summary of the restricted stock activity under the Program as of December 31, 2014 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2014	412,350	$18.85	3.4 years
Granted	378,000	23.57
Vested	(120,175)	18.69
Forfeited	(26,900)	22.03
Outstanding at December 31, 2014	643,275	$21.52	3.8 years

As of December 31, 2014, there was $10.0 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.6 years.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15.        Common Stock

In July 2012, the Board of Directors of the Company authorized the purchase of up to $10 million of the Company's outstanding Class B common shares.  As of December 31, 2012, the Company had purchased and retired 368,723 Class B common shares at a cost of approximately $6.6 million.  As of December 31, 2013, the Company had cumulatively purchased and retired 547,366 Class B common shares at a cost of approximately $10.0 million.  No shares of Class A or Class B common stock were repurchased during the year ended December 31, 2014.

As of December 31, 2014, according to regulatory filings, there were two shareholders of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2014, to the Company's knowledge, these shareholders had not purchased any Class B shares to comply with these requirements.  In order to vote their shares at Bel's next shareholders' meeting, these shareholders must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings are under 10%.  As of December 31, 2014, to the Company's knowledge, these shareholders owned 23.5% and 11.0%, respectively, of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until their Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholders will not be permitted to vote their shares of common stock.

Throughout 2014, 2013 and 2012, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  The Company declared dividends totaling $3.2 million in 2014, $3.1 million in 2013 and $3.2 million in 2012.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

Return to Index

16.        Commitments and Contingencies

Leases

The Company leases various facilities under operating leases expiring through December 2023.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,

2015	$8,295
2016	5,972
2017	4,472
2018	2,164
2019	1,940
Thereafter	4,025
$26,868

Rental expense for all leases was approximately $7.5 million, $4.9 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $50.4 million and $23.4 million at December 31, 2014 and December 31, 2013, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $3.7 million and $3.0 million at December 31, 2014 and December 31, 2013, respectively.

Legal Proceedings

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

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.'s continuing causes of action for post-verdict damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 ("SynQor II case").  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was paid by the Company in July 2014 and was subsequently reimbursed by one of its customers under the terms of the indemnification agreement referenced above.  SynQor filed an appeal of the final judgment in May 2014, which is currently pending with the CAFC. The CAFC heard oral arguments from the parties on this matter on March 2, 2015. The Court is expected to render its decision in the June-July 2015 timeframe.

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheet.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, an offsetting indemnification asset is also reflected in other assets on the accompanying consolidated balance sheet at December 31, 2014.

 The Company, through its subsidiary Cinch Connectors Inc., is a defendant in an asbestos lawsuit captioned Richard Skrzypek vs. Adience Inc., et al. The lawsuit was filed in the Circuit Court for the County of Wayne in the State of Michigan. The complaint was amended to include Cinch Connectors Inc. and other defendants on November 13, 2014. The Company filed its answer to the complaint on January 23, 2015.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

17.            Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of December 31, 2014 and 2013 are summarized below:

	2014	2013	2012

Foreign currency translation adjustment	$(9,365)	$1,904	$927
Unrealized holding gain on available-for-sale
securities, net of taxes of $259, $169 and $161 as of
December 31, 2014, 2013 and 2012	429	282	256
Unfunded SERP liability, net of taxes of ($1,325), ($693)
and ($1,151) as of December 31, 2014, 2013 and 2012	(3,026)	(1,541)	(2,610)

Accumulated other comprehensive (loss) income	$(11,962)	$645	$(1,427)

Changes in accumulated other comprehensive (loss) income by component during the year ended December 31, 2014 are as follows.  All amounts are net of tax.

Return to Index

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-		Unfunded
	Adjustment	Sale Securities		SERP Liability		Total

Balance at January 1, 2013	$927	$256		$(2,610)		$(1,427)
Other comprehensive income before reclassifications	977	87		761		1,825
Amounts reclassified from accumulated other
comprehensive income (loss)	-	(61)	(a)	308	(b)	247
Net current period other comprehensive income	977	26		1,069		2,072

Balance at December 31, 2013	1,904	282		(1,541)		645
Other comprehensive income (loss) before reclassifications	(11,269)	147		(1,667)		(12,789)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-		182	(b)	182
Net current period other comprehensive income (loss)	(11,269)	147		(1,485)		(12,607)

Balance at December 31, 2014	$(9,365)	$429		$(3,026)		$(11,962)

(a)	This reclassification relates to the gain on sale of SERP investments during the third quarter of 2013. This is reflected as a gain on sale of investment in the consolidated statements of operations.
(b)
This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

18.            Related Party Transactions

The Company maintains minority ownership in a joint venture in the PRC.  See Note 2, Acquisitions.  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company paid $4.3 million for inventory purchased from the joint venture during the period from its acquisition date of June 19, 2014 through December 31, 2014.  At December 31, 2014, the Company owed the joint venture approximately $0.9 million, which is included in accounts payable on the accompanying consolidated balance sheet.

19.            Selected Quarterly Financial Data (Unaudited)

Quarterly results for the year ended December 31, 2014 and 2013 are summarized as follows:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$82,646	$99,439	$156,341	$148,650

Cost of sales	68,576	81,493	128,250	120,781

Net earnings	2,503	3,065	1,507	2,020

Net earnings per share:
Class A common share - basic and diluted	$0.20	$0.25	$0.12	$0.16
Class B common share - basic and diluted	$0.22	$0.27	$0.13	$0.17

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$63,028	$93,981	$101,164	$91,016

Cost of sales	53,932	78,724	81,136	73,160

Net (loss) earnings	(558)	1,689	7,380	7,397

(Loss) earnings per share:
Class A common share - basic and diluted	$(0.05)	$0.14	$0.62	$0.61
Class B common share - basic and diluted	$(0.05)	$0.15	$0.65	$0.65

Return to Index

20.            Subsequent Event

On January 23, 2015, the Company completed its sale of the Network Power Systems ("NPS") business of the recently acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash plus $1.0 million in escrow pending realization of certain sales targets.  The net proceeds from the sale were used to repay outstanding borrowings in accordance with the provisions of the Credit and Security Agreement.  The transaction provides that Bel will move processes and people to Unipower under an interim transition agreement.  Bel will also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2014:
Allowance for doubtful accounts	$941	$1,434	$-	$(386)	$1,989
Allowance for excess and obsolete inventory	$3,941	$4,438	$(1)	$(1,569)	$6,809
Deferred tax assets - valuation allowances	$1,955	$4,766	$-	$(29)	$6,692

Year ended December 31, 2013:
Allowance for doubtful accounts	$743	$325	$50	$(177)	$941
Allowance for excess and obsolete inventory	$5,490	$(85)	$7	$(1,471)	$3,941
Deferred tax assets - valuation allowances	$1,874	$308	$-	$(227)	$1,955

Year ended December 31, 2012:
Allowance for doubtful accounts	$771	$(123)	$109	$(14)	$743
Allowance for excess and obsolete inventory	$4,776	$1,345	$3	$(634)	$5,490
Deferred tax assets - valuation allowances	$1,232	$651	$-	$(9)	$1,874

(a) Write-offs

(b) Includes foreign currency translation adjustments

Return to Index
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2014, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.
In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, provide only reasonable, not absolute, assurance that the above objectives have been met.  Notwithstanding these limitations, the Company believes that its disclosure controls and procedures are designed and are operating to provide reasonable assurances of achieving their objectives.
Based on their evaluation as of December 31, 2014, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company acquired the 2014 Acquired Companies during the year ended December 31, 2014.  These acquisitions, with combined assets and current year net sales at and for the year ended December 31, 2014 representing 53% and 28%, respectively, of the consolidated financial statement amounts, have been excluded from management's assessment of internal control over financial reporting.

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), excluding the 2014 Acquired Companies, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and has expressed an unqualified opinion in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

Return to Index
Item 10.                 Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this item.

The Registrant has adopted a code of ethics for its directors, executive officers and all other senior financial personnel.  The code of ethics, as amended from time to time,  is available on the Registrant's website under Corporate Governance.  The Registrant will also make copies of its code of ethics available to investors upon request.  Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ  07302 Attn: Colin Dunn or should be made by telephone by calling Colin Dunn at 201-432-0463.

Item 11.                 Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	766,500

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	766,500

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.                     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index
PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Form 10-K.

(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2014, 2013 and 2012 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit No.:

3.1
Restated Certificate of Incorporation, as amended, is incorporated by reference to (i) Restated Certificate of Incorporation filed as Exhibit 3.1 of the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and (ii) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.2	By-laws, as amended and restated on May 13, 2014, are incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2014.

10.1†	2002 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2002 annual meeting of shareholders.

10.2
Credit and Guaranty Agreement, dated as of February 12, 2007, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007 and incorporated herein by reference.

10.3†
Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.4
Stock and Asset Purchase Agreement between Bel Fuse Inc. and Tyco Electronics Corporation, dated as of November 28, 2012.  Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference.

10.5
First Amendment to Credit and Guaranty Agreement dated as of April 30, 2008, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.6
Second Amendment to Credit and Guaranty Agreement dated as of June 30, 2009, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.7
Third Amendment to Credit and Guaranty Agreement dated as of January 29, 2010, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.8
Fourth Amendment to Credit and Guaranty Agreement dated as of September 27, 2010, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

Return to Index

10.9
Fifth Amendment to Credit and Guaranty Agreement dated as of February 16, 2011, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.10†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.11
Sixth Amendment to Credit and Guaranty Agreement dated as of November 8, 2013, by and among Bel Fuse Inc., as Borrower, the Subsidiary Guarantors party thereto and the Bank of America, N.A., as Lender.  Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and incorporated herein by reference.

10.12
Stock Purchase Agreement dated as of April 24, 2014, by and among Bel Fuse Inc., Power-One, Inc. and PWO Holdings B.V.  Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and incorporated herein by reference.

10.13
Stock Purchase Agreement dated as of May 16, 2014, by and among Bel Fuse Inc. and Emerson Electric Co.  Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 22, 2014 and incorporated herein by reference.

10.14
Credit and Security Agreement dated June 19, 2014, as amended and restated as of June 30, 2014, by and among Bel Fuse Inc., as Borrower, and KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2014 and incorporated herein by reference.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of attorney (included on the signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.
** Submitted herewith.
†   Management contract or compensatory plan or arrangement.

Return to Index
SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEL FUSE INC.
(Registrant)

By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer
Dated: March 13, 2015

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 13, 2015
Daniel Bernstein	and Director

/s/ Howard Bernstein	Director	March 13, 2015
Howard B. Bernstein

/s/ Robert H. Simandl	Director	March 13, 2015
Robert H. Simandl

/s/ Peter Gilbert	Director	March 13, 2015
Peter Gilbert

/s/ John Tweedy	Director	March 13, 2015
John Tweedy

/s/ John Johnson	Director	March 13, 2015
John Johnson

/s/ Avi Eden	Director	March 13, 2015
Avi Eden

/s/ Mark Segall	Director	March 13, 2015
Mark Segall

/s/ Norman Yeung	Director	March 13, 2015
Norman Yeung

Return to Index

/s/ Eric Nowling	Director	March 13, 2015
Eric Nowling

/s/ Colin Dunn	Vice President of Finance and Secretary	March 13, 2015
Colin Dunn	(Principal Financial Officer and Principal
Accounting Officer)

Return to Index