Form 10-Q
period 2015-03-31
BEL FUSE INC /NJ
filed 2015-05-08
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2015
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,656,777

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2014 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plans to," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar expressions. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2014 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any forward-looking statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index
PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$78,632	$77,138
Accounts receivable, net of allowance for doubtful accounts of $1,394
in 2015 and $1,989 in 2014	93,820	99,605
Inventories	111,908	113,630
Other current assets	19,411	20,283
Total current assets	303,771	310,656

Property, plant and equipment, net	67,830	70,661
Intangible assets, net	90,686	95,502
Goodwill	117,678	117,573
Deferred income taxes	9,982	7,933
Other assets	32,965	33,700
Total assets	$622,912	$636,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,442	$61,926
Accrued expenses	36,240	42,588
Current portion of long-term debt	14,781	13,438
Other current liabilities	7,798	3,850
Total current liabilities	122,261	121,802

Long-term Liabilities:
Long-term debt	206,156	219,187
Liability for uncertain tax positions	40,781	39,767
Minimum pension obligation and unfunded pension liability	14,469	14,205
Deferred income taxes	15,358	15,865
Other liabilities	3,901	448
Total liabilities	402,926	411,274

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,663,527 in 2015 and 9,686,777
in 2014 (net of 3,218,307 treasury shares)	969	969
Additional paid-in capital	22,348	21,626
Retained earnings	218,660	213,901
Accumulated other comprehensive loss	(22,208)	(11,962)
Total stockholders' equity	219,986	224,751
Total liabilities and stockholders' equity	$622,912	$636,025

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$142,015	$82,646
Cost of sales	114,890	68,576
Gross profit	27,125	14,070

Selling, general and administrative expense	17,608	11,189
Restructuring charges	158	-
Income from operations	9,359	2,881

Interest expense	(2,179)	(30)
Interest income and other, net	402	51
Earnings before provision for income taxes	7,582	2,902

Provision for income taxes	2,014	399
Net earnings available to common stockholders	$5,568	$2,503

Net earnings per common share:
Class A common share - basic and diluted	$0.45	$0.20
Class B common share - basic and diluted	$0.48	$0.22

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175
Class B common share - basic and diluted	9,670	9,335

Dividends paid per common share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net earnings available to common stockholders	$5,568	$2,503

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($160) in 2015 and $34 in 2014	(10,364)	169
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $33 in 2015 and $17 and 2014	54	28
Change in unfunded SERP liability, net of taxes of $28 in 2015 and $14 in 2014	64	32
Other comprehensive (loss) income	(10,246)	229

Comprehensive (loss) income	$(4,678)	$2,732

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$5,568	$2,503
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	5,325	3,406
Stock-based compensation	722	546
Amortization of deferred financing costs	516	-
Deferred income taxes	(986)	58
Net unrealized gains on foreign currency revaluation	(4,606)	(184)
Other, net	(268)	404
Changes in operating assets and liabilities:
Accounts receivable	4,566	6,490
Inventories	251	2,052
Account payable	2,408	(6,301)
Accrued expenses	(5,781)	(5,912)
Other operating assets/liabilities, net	8,478	(1,226)
Net cash provided by operating activities	16,193	1,836

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,750)	(1,242)
Proceeds from disposal/sale of property, plant and equipment	5	21
Net cash used in investing activities	(2,745)	(1,221)

Cash flows from financing activities:
Dividends paid to common stockholders	(764)	(755)
Payment of deferred financing costs	(10)	-
Borrowings under revolving credit line	4,500	-
Repayments of revolving credit line	(4,500)	(8,000)
Reduction in notes payable	(5)	(50)
Repayments of long-term debt	(11,688)	-
Net cash used in financing activities	(12,467)	(8,805)

Effect of exchange rate changes on cash and cash equivalents	513	(27)

Net increase (decrease) in cash and cash equivalents	1,494	(8,217)
Cash and cash equivalents - beginning of period	77,138	62,123
Cash and cash equivalents - end of period	$78,632	$53,906

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,044	$676
Interest payment	$1,667	$11

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2015, and the condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2014.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the SEC.  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

On June 19, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd.  On July 25, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed our acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's condensed consolidated results of operations for the three months ended March 31, 2015 include the operating results of the acquired companies.

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the three months ended March 31, 2015.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance was adopted by the Company effective January 1, 2015. The effects of this guidance will depend on future disposals by the Company.

Accounting Standards Issued But Not Yet Adopted

In April 2015, the FASB issued guidance on simplifying the balance sheet presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early application is permitted. Management does not believe that the adoption of this guidance will have any material impact on the Company's condensed consolidated financial position or results of operations.

In January 2015, the FASB issued guidance on simplifying the income statement presentation by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.  Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration.  This amendment is effective for annual periods beginning after December 15, 2015.  The adoption of this standard is not expected to have a material impact on our condensed consolidated financial position or results of operations.

In August 2014, the FASB issued guidance on the presentation of financial statements when there is substantial doubt about an entity's ability to continue as a going concern. The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and events and management's plans that are intended to alleviate or management's plans that have alleviated substantial doubt. The amendment is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management does not believe that the adoption of this guidance will have any material impact on the Company's condensed consolidated financial position or results of operations.

Return to Index
In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.  Earlier adoption is permitted.  Management does not believe that the adoption of this guidance will have any material impact on the Company's condensed consolidated financial position or results of operations.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on the Company's condensed consolidated financial statements, if any, including which transition method it will adopt.

2.            ACQUISITIONS AND DISPOSITION

Acquisitions

On June 19, 2014, the Company completed its acquisition of Power Solutions for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems. In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The Company provisionally assigned no value to this investment.  See Note 15, Related Party Transactions, for additional information.

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of Connectivity Solutions. On August 29, 2014, the China portion of the transaction closed.  The Company paid a total of $98.8 million for Connectivity Solutions, net of cash acquired and including a working capital adjustment.  Connectivity Solutions is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications.

During the three months ended March 31, 2015, the Company incurred $0.4 million of acquisition-related costs associated with the independent valuations of and separate independent audits of the 2014 Acquisitions.  These costs are included in selling, general and administrative expense on the condensed consolidated statements of operations.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

With respect to the 2014 Acquisitions, we are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the respective acquisition dates, or learn that more information is not available. This measurement period will not exceed one year from the respective acquisition dates.

The table below depicts the Company's fair value estimates of assets acquired and liabilities assumed as of the respective acquisition dates.  There were no measurement period adjustments recorded during the three months ended March 31, 2015.  The amounts noted in the table below are provisional since the valuations of property and equipment, intangible assets acquired, legal reserves, contingent liabilities, income and non-income based taxes and goodwill are still under review. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes to our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.  The portion of goodwill, if any, that will be deductible for tax purposes has yet to be determined.

Return to Index

	Power Solutions	Connectivity Solutions	2014 Acquisitions
	June 19,	July 25/August 29,	Acquisition-Date
	2014	2014(1)	Fair Values
	(As adjusted)	(As adjusted)	(As adjusted)
Cash	$20,912	$6,544	$27,456
Accounts receivable	29,389	9,375	38,764
Inventories	36,429	17,632	54,061
Other current assets	7,350	2,615	9,965
Property, plant and equipment	28,175	9,900	38,075
Intangible assets	33,220	40,000	73,220
Other assets	19,171	2,345	21,516
Total identifiable assets	174,646	88,411	263,057

Accounts payable	(26,180)	(10,682)	(36,862)
Accrued expenses	(25,545)	(5,307)	(30,852)
Other current liabilities	223	(57)	166
Noncurrent liabilities	(42,062)	(17,314)	(59,376)
Total liabilities assumed	(93,564)	(33,360)	(126,924)
Net identifiable assets acquired	81,082	55,051	136,133
Goodwill	49,710	50,306	100,016
Net assets acquired	$130,792	$105,357	$236,149

Cash paid	$130,792	$105,357	$236,149
Assumption of liability	-	-	-
Fair value of consideration
transferred	130,792	105,357	236,149
Deferred consideration	-	-	-
Total consideration paid	$130,792	$105,357	$236,149

(1) The Company acquired the U.S. and U.K. entities of Connectivity Solutions on July 25, 2014 and the China entity of Connectivity Solutions on August 29, 2014.  These values represent the estimated fair values as of the respective acquisition dates.

The results of operations of the 2014 Acquired Companies have been included in the Company's condensed consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three months ended March 31, 2015, the 2014 Acquired Companies contributed revenue of $58.8 million, and operating income of approximately $5.9 million, to the Company's condensed consolidated financial results.  There was no operating activity related to the 2014 Acquisitions during the three months ended March 31, 2014.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Power Solutions and Connectivity Solutions for the periods presented as if the 2014 Acquisitions had occurred on January 1, 2013, along with certain pro forma adjustments.  The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on January 1, 2013, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

Three Months Ended
March 31,
2014

Revenue	$160,637
Net earnings	1,658
Earnings per Class A common share - basic and diluted	$0.13
Earnings per Class B common share - basic and diluted	$0.15

Disposition – Sale of NPS

On January 23, 2015, the Company completed the sale of the Network Power Systems ("NPS") product line and related transactions of the acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash. The sale also included $1.0 million of escrow pending Unipower's realization of certain sales targets. The net proceeds of $9 million from the sale were used to repay outstanding borrowings in accordance with the provisions of the Credit and Security Agreement (see Note 8, Debt).  The transaction provides that Bel will move processes and people to Unipower under an interim transition services agreement and Bel will also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

Return to Index
As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million and recognized net sales of $0.9 million in the condensed consolidated statement of operations for the three months ended March 31, 2015.  The Company will recognize the $1 million currently in escrow when and if Unipower realizes certain sales targets and such amount would be included in interest income and other, net on the condensed consolidated statements of operations.

3.	RESTRUCTURING ACTIVITIES

Activity and liability balances related to restructuring costs for the three months ended March 31, 2015 are as follows:

	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2014	Charges	Settlements	2015
Severance costs	$-	$158	$(85)	$73
Other restructuring costs	-	-	-	-
Total	$-	$158	$(85)	$73

During the three months ended March 31, 2015, the Company incurred the restructuring costs noted above in connection with the U.K. facility consolidations and additional restructuring at Cinch US.
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

Level 1 – Observable inputs such as quoted market prices in active markets;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2015 and December 31, 2014, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.8 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of March 31, 2015 and December 31, 2014, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  As of March 31, 2015 and December 31, 2014, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $6.6 million and $6.5 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2015 or March 31, 2014.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2015.

There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2015 or December 31, 2014.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At March 31, 2015, the estimated fair value of long-term debt was $223.8 million compared to a carrying amount of $220.9 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2015.

Return to Index
Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2015 or 2014 that would warrant interim impairment testing.

5.            INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$52,113	$51,638
Work in progress	16,809	16,128
Finished goods	42,986	45,864
Inventories	$111,908	$113,630

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Land	$3,278	$3,293
Buildings and improvements	30,651	31,067
Machinery and equipment	118,942	117,973
Construction in progress	4,467	4,764
	157,338	157,097
Accumulated depreciation	(89,508)	(86,436)
Property, plant and equipment, net	$67,830	$70,661

Depreciation expense for the three months ended March 31, 2015 and 2014 was $3.8 million and $2.8 million, respectively.

Return to Index

7.            ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Sales commissions	$2,776	$3,017
Subcontracting labor	2,449	2,217
Salaries, bonuses and related benefits	14,944	17,964
Warranty accrual	4,333	6,032
Other	11,738	13,358
	$36,240	$42,588

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

A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2015 is presented below:

March 31,
2015
Beginning balance as of January 1, 2015	$6,032
Charges and costs accrued	1,288
Adjustments related to pre-existing warranties (including changes in estimates)	(947)
Less repair costs incurred	(523)
Less cash settlements	(1,522)
Currency translation	5
Ending balance as of March 31, 2015	$4,333

8.	DEBT

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank") (as amended, the "Credit and Security Agreement" or "CSA").  The CSA consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL") and matures on June 18, 2019.  During 2014, the Company borrowed an aggregate amount of $238.0 million under the CSA to fund the 2014 Acquisitions.  The Company had outstanding borrowings of $220.9 million and $232.6 million under the CSA at March 31, 2015 and December 31, 2014, respectively.
The weighted-average interest rate in effect was 2.96% at March 31, 2015 and 2.94% at December 31, 2014 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $2.2 million of interest expense during the three months ended March 31, 2015.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2015 was $27.0 million.

Return to Index

9.   INCOME TAXES

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at March 31, 2015.  An immaterial amount of previously recorded liabilities for uncertain tax positions relates principally to the 2011 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2015.

The Company's liabilities for uncertain tax positions are included in the following balance sheet captions:

	March 31,	December 31,
	2015	2014
Income taxes payable	$37	$203
Liability for uncertain tax positions	40,781	39,767
	$40,818	$39,970

Of the amounts noted in the table above, $2.9 million at March 31, 2015 and $2.8 million at December 31, 2014, if recognized, would reduce the Company's effective tax rate.

As part of the acquisition of Power Solutions the Company acquired a $35.8 million liability for uncertain tax positions.  Of this amount, $12.0 million relates to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006.  The Company also acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  Resolution of these tax matters are being actively pursued with the applicable taxing authority.  From the date of acquisition through March 31, 2015, the Company has recorded $2.1 million of interest and penalties pertaining to this issue and will continue to accrue approximately $2.5 million annually until the issue is resolved.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2015 and 2014, the Company recognized $0.9 million and an immaterial amount, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the three months ended March 31, 2015, the Company recognized a benefit of an immaterial amount for the reversal of such interest and penalties.  The Company has approximately $2.5 million and $1.6 million, accrued for the payment of such interest and penalties at March 31, 2015 and December 31, 2014, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

Upon completion of the acquisitions of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $7.1 million and $1.2 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the condensed consolidated balance sheet at March 31, 2015.  In connection with the 2014 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $3.1 million and $16.4 million, respectively, for the Power Solutions and Connectivity Solutions acquisitions. At March 31, 2015, a net deferred tax liability of $7.5 million remains on the condensed consolidated balance sheet for the 2014 Acquisitions.  These amounts are preliminary since the measurement period for the 2014 Acquisitions is still open.  The amounts will be finalized prior to the conclusion of the measurement period, which will not exceed one year from the respective acquisition dates.  See Note 2 for further information about the 2014 Acquisitions.

The Company intends to make elections to step up the tax basis to fair value under IRC Section 338(g) for the Power Solutions acquisitions and for certain jurisdictions with respect to the Connectivity Solutions acquisition.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

On December 31, 2013, under the "American Taxpayer Relief Act" ("ATRA"), the Research and Experimentation credit ("R&E") expired.  On December 16, 2014, the R&E credit was extended back to January 1, 2014. The R&E credits for the year ending 2015 have not been extended.

Return to Index
The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.            RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company's matching contributions are made in cash and are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the three months ended March 31, 2015 and 2014 amounted to $0.3 million and $0.2 million, respectively. As of March 31, 2015, the plan owned 13,940 and 173,683 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended March 31, 2015 and 2014 amounted to approximately $0.1 million in both periods. As of March 31, 2015, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2015	2014
Service cost	$138	$138
Interest cost	142	135
Net amortization	92	46
Net periodic benefit cost	$372	$319

	March 31,	December 31,
	2015	2014
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$14,469	$14,205

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$1,002	$1,048
Net loss	3,256	3,302
	$4,258	$4,350

Return to Index

11.            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2015 and December 31, 2014 are summarized below:

	March 31,	December 31,
	2015	2014

Foreign currency translation adjustment, net of taxes of ($302) at
March 31, 2015 and ($142) at December 31, 2014	$(19,729)	$(9,365)
Unrealized holding gains on available-for-sale securities, net of taxes of
$293 at March 31, 2015 and $259 at December 31, 2014	483	429
Unfunded SERP liability, net of taxes of ($1,297) at March 31, 2015
and ($1,325) at December 31, 2014	(2,962)	(3,026)

Accumulated other comprehensive loss	$(22,208)	$(11,962)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2015 are as follows.  All amounts are net of tax.

	Foreign	Unrealized Holding
	Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2015	$(9,365)	$429	$(3,026)		$(11,962)
Other comprehensive (loss) income before reclassifications	(10,364)	54	-		(10,310)
Amount reclassified from accumulated other
comprehensive loss	-	-	64	(a)	64
Net current period other comprehensive (loss) income	(10,364)	54	64		(10,246)

Balance at March 31, 2015	$(19,729)	$483	$(2,962)		$(22,208)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

12.            COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's results of operations or financial position.  See the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for the details of all of Bel's material pending lawsuits.

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheet.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, an offsetting indemnification asset is also reflected in other assets on the accompanying condensed consolidated balance sheet at March 31, 2015.

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

Return to Index

13.             SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2015	2014
Net Sales to External Customers:
North America	$76,760	$28,732
Asia	45,521	43,048
Europe	19,734	10,866
	$142,015	$82,646

Net Sales:
North America	$87,017	$31,454
Asia	73,149	49,891
Europe	41,537	10,892
Less intercompany net sales	(59,688)	(9,591)
	$142,015	$82,646

Income from Operations:
North America	$3,506	$882
Asia	666	1,673
Europe	5,187	326
	$9,359	$2,881

Net Sales – Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.  Intercompany sales include finished products manufactured in foreign countries which are then transferred to the United States and Europe for sale; finished goods manufactured in the United States which are transferred to Europe and Asia for sale; and semi-finished components manufactured in the United States which are sold to Asia for further processing. Income from operations represents net sales less operating costs and expenses and does not include any amounts related to intercompany transactions.

The following items are included in the segment data presented above:

Recent Acquisitions – The 2014 Acquisitions contributed to Bel's segment sales and income from operations during the three months ended March 31, 2015 as follows:

	Power	Connectivity	2014
	Solutions	Solutions	Acquisitions
Sales to External Customers:
North America	$33,400	$14,489	$47,889
Asia	350	1,078	1,428
Europe	7,915	1,578	9,493
Total	$41,665	$17,145	$58,810

Income from Operations:
North America	$1,135	$936	$2,071
Asia	(832)	(166)	(998)
Europe	4,621	181	4,802
Total	$4,924	$951	$5,875

Return to Index

14.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014

Numerator:
Net earnings	$5,568	$2,503
Less dividends declared:
Class A	131	130
Class B	678	654
Undistributed earnings	$4,759	$1,719

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$839	$312
Class B undistributed earnings	3,920	1,407
Total undistributed earnings	$4,759	$1,719

Net earnings allocation - basic and diluted:
Class A net earnings	$970	$442
Class B net earnings	4,598	2,061
Net earnings	$5,568	$2,503

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	9,670	9,335

Net earnings per share:
Class A - basic and diluted	$0.45	$0.20
Class B - basic and diluted	$0.48	$0.22

15.            RELATED PARTY TRANSACTIONS

In connection with the acquisition of Power Solutions in 2014, the Company maintains minority ownership in a joint venture in the PRC.  See Note 2, Acquisitions and Disposition.  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company paid $1.2 million for inventory purchases from the joint venture during the three months ended March 31, 2015.  At March 31, 2015, the Company owed the joint venture approximately $0.8 million, which is included in accounts payable on the condensed consolidated balance sheet.

Return to Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2014 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2014 Annual Report on Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Statements," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

 Overview

Our Company

Bel designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, military, aerospace, transportation and broadcasting industries.  Bel's portfolio of products also finds application in the automotive, medical and consumer electronics markets.

The Company operates through three geographic segments:  North America, Asia and Europe.  In the three months ended March 31, 2015, 54% of the Company's revenues were derived from North America, 32% from Asia and 14% from its Europe operating segment.  By product group, 39% of sales for the three months ended March 31, 2015 related to the Company's power solutions and protection products, 32% related to the Company's connectivity solutions products and 29% related to the Company's magnetics products.

Our operating expenses are driven principally by the cost of labor where we produce our products, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in mix of product sold may have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and benefits and related allocations of factory overhead. Our products are manufactured in various facilities globally.

In the PRC, where we generally enter into processing arrangements with several independent third-party contractors and also have our own manufacturing facilities, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC.  In addition, we have little visibility into the ordering habits of our customers and we can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to be able to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet demand, can add volatility to the costs incurred by us for labor in the PRC.

The consolidated results included in this MD&A include the results of the 2014 Acquisitions discussed in Note 2 above from their respective acquisition dates.

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three months ended March 31, 2015 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisition of Power Solutions in June 2014, and its acquisition of Connectivity Solutions in July 2014 and August 2014. During the three months ended March 31, 2015, the acquired companies contributed a combined $58.8 million of sales, respectively, and a combined $5.9 million in income from operations.

•
Revenues – Excluding the revenue contributions from the 2014 Acquisitions as described in Note 2 above, the Company's revenues for the three months ended March 31, 2015 increased by $0.6 million as compared to the three months ended March 31, 2014.

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

Return to Index
•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company's product lines, although lead times on electrical components are still extended.  Pricing of electrical components stabilized during the latter half of 2014.  With regard to commodity pricing, the cost of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  Any fluctuations in component prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on Bel's operating results.

•
Restructuring – The Company continues to implement restructuring programs in connection with integrating the 2014 Acquisitions into the legacy-Bel structure. During the three months ended March 31, 2015, the Company incurred $0.2 million of restructuring charges and these efforts are expected to continue in 2015 and provide meaningful cost savings through facility consolidations and other streamlining actions.

•
Labor Costs – Labor costs as a percentage of sales for the legacy-Bel business were 13.7% of sales during the three months ended March 31, 2015 as compared to 14.2% during the three months ended March 31, 2014.  With the inclusion of the 2014 Acquisitions in our results, we expect lower consolidated labor costs as a percentage of sales in future periods.  Labor costs for the Power Solutions business during the three months ended March 31, 2015 were 5.3% of their respective sales and Connectivity Solutions' labor costs were 7.4% of their respective sales.

•
Acquisition-Related Costs – As a result of the 2014 Acquisitions, we incurred acquisition-related costs of $0.4 million in the three months ended March 31, 2015, which includes professional fees for independent valuations and independent audits performed.  The Company anticipates these costs to be minimal for the remainder of 2015.

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our condensed consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and implements pricing actions to help mitigate the impact that changes in foreign currencies may have on its operating results. See Selling, General and Administrative Expense and Inflation and Foreign Currency Exchange below for further details.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, Income Taxes, of the condensed consolidated financial statements.

With the integrations of the 2014 Acquisitions largely complete, our focus in 2015 will be on improving customer satisfaction through consistent delivery of quality products.  Our outlook for 2015 includes modest growth in our magnetics and connectivity solutions product areas as we maintain and position our power business to be the provider of choice for customers.  With the implementation of cost synergies since the acquisition dates anticipated to provide over $12 million of annualized synergies, we believe the Company is well positioned for future sales growth to translate into meaningful contributions to our operating results.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by operating segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015		2014
North America	$76,760	54%	$28,732	35%
Asia	45,521	32%	43,048	52%
Europe	19,734	14%	10,866	13%
	$142,015	100%	$82,646	100%

Return to Index

Net sales to external customers were favorably impacted in all segments during the three months ended March 31, 2015 due to the 2014 Acquisitions.  Power Solutions, acquired in June 2014, contributed $33.4 million of its total net sales to North America, $7.9 million to Europe and $0.3 million to Asia. Connectivity Solutions, acquired in July and August 2014, contributed $14.5 million of its total net sales to North America, $1.6 million to Europe and $1.1 million to Asia.

Net sales and income from operations by operating segment for the three months ended March 31, 2015 and 2014 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended
	March 31,
	2015	2014
Total segment sales:
North America	$87,017	$31,454
Asia	73,149	49,891
Europe	41,537	10,892
Total segment sales	201,703	92,237
Reconciling item:
Intersegment sales	(59,688)	(9,591)
Net sales	$142,015	$82,646

Income from operations:
North America	$3,506	$882
Asia	666	1,673
Europe	5,187	326
	$9,359	$2,881

See Note 13 for details on contributions from the 2014 Acquisitions to income from operations by segment.

Net Sales

The Company's net sales by major product line for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015		2014
Magnetic solutions	$40,902	29%	$39,298	48%
Power solutions and protection	55,482	39%	13,178	16%
Connectivity solutions	45,631	32%	30,170	36%
	$142,015	100%	$82,646	100%

The Company experienced volume increases in all product lines during the three months ended March 31, 2015 as compared to the same period of 2014 due to the incremental impact of the 2014 Acquisitions.

Magnetic Solutions:

The increase in magnetic solutions' sales was primarily due to a $1.9 million increase in Bel's integrated connector module (ICM) products, which was partially offset by lower sales of discrete magnetic components.

Power Solutions and Protection:

Excluding the incremental impact of the Power Solutions acquisition, power solutions and protection net sales increased $0.6 million, or 4.8%, which was primarily due to a $1.1 million increase in sales from our custom module products, which was partially offset by a $0.5 million decline in sales from our legacy-Bel DC/DC products.

Return to Index
Connectivity Solutions:

Excluding the incremental impact of the Connectivity Solutions acquisition, connectivity solutions net sales decreased by $1.7 million, or 5.6%, which was primarily due to a $1.3 million decline in sales from our legacy-Bel passive connector products and lower sales of our Cinch products.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
Material costs	44.1%	42.3%
Labor costs	10.5%	14.2%
Research and development expenses	4.9%	4.1%
Other expenses	21.4%	22.4%
Total cost of sales	80.9%	83.0%

Material costs as a percentage of sales were higher during the three months ended March 31, 2015 as compared to the same period of 2014, primarily due to the inclusion of the Power Solutions business, since those products have a higher material content (approximately 51% of sales) as compared with the legacy-Bel products.  Excluding the 2014 Acquisitions, legacy-Bel's material costs as a percentage of sales increased to 43.7% in the three months ended March 31, 2015 from 42.3% in the same period of 2014.  This was due to the shift in the mix of products sold noted above, as legacy-Bel's custom modules carry a higher material content than its passive connector products.

Labor costs as a percentage of sales declined with the inclusion of the 2014 Acquisitions, particularly Power Solutions, as their significant manufacturing sites are located in lower cost regions.  Legacy-Bel's labor costs as a percentage of sales decreased slightly to 13.7% in the three months ended March 31, 2015 from 14.2% in the same period of 2014.  This decrease was primarily due to an adequate return of trained labor following the 2015 Lunar New Year holiday, which eliminated the need for excess overtime to meet customer demand.

Included in cost of sales is research and development ("R&D") expense of $7.0 million for the three months ended March 31, 2015 and $3.4 million for the three months ended March 31, 2014.  The majority of the increase relates to the incremental impact of R&D expense of $3.8 million from the 2014 Acquired Companies.

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased $6.4 million in the three months ended March 31, 2015 as compared with the same period of 2014.  This increase consisted of the following:

Incremental impact of additional SG&A expense from the 2014 Acquisitions	$9,792
Net unrealized gains on foreign currency revaluation	(4,606)
Increase in other legacy-Bel general and administrative expenses (primarily compensation
expense and acquisition-related costs)	1,233
$6,419

The net unrealized gains on foreign currency revaluation noted above were primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the three months ended March 31, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

Return to Index
The provision for income taxes for the three months ended March 31, 2015 and 2014 was $2.0 million and $0.4 million, respectively.  The Company's earnings before provision for income taxes for the three months ended March 31, 2015 were approximately $4.7 million higher than the same period in 2014.  The Company's effective tax rate was 26.6% and 13.8% for the three month periods ended March 31, 2015 and 2014, respectively.  The change in the effective tax rate during the three months ended March 31, 2015 as compared to the same period of 2014, is primarily attributable to the increase in U.S. taxes resulting from taxes related to uncertain tax positions and foreign acquired disregarded entity income, offset in part by a reversal of valuation allowances for capital loss carryforwards.  In addition, there was a significant increase in the Europe segment pre-tax income offset by a decrease in the Asia segment pre-tax income which resulted in higher foreign taxes during the three months ended March 31, 2015 compared to the same period of 2014.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $68.7 million at March 31, 2015 and $67.2 million at December 31, 2014 (representing 87% of total cash on hand at each period).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries outside the U.S. and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were repatriated to fund U.S. operations by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.
On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 8, Debt, for additional details).  The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2015 was $27.0 million, of which we had the ability to borrow $22.9 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

Cash Flows

During the three months ended March 31, 2015, the Company's cash and cash equivalents increased by $1.5 million.  This increase was primarily due to the following:

•	net cash proceeds of $9.0 million received from the NPS sale and related transactions; and
•	other net cash provided by operating activities of $7.2 million, including the impact of the changes in accounts receivable and inventories described below.

These items were partially offset by:
•	repayments of long-term debt of $11.7 million;
•	purchases of property, plant and equipment of $2.8 million; and
•	payments of dividends of $0.8 million.

During the three months ended March 31, 2015, accounts receivable decreased by $4.6 million primarily due to lower sales volume in the first quarter of 2015 as compared to the fourth quarter of 2014.  Days sales outstanding (DSO) declined to 59 days at March 31, 2015 from 62 days at December 31, 2014.  Inventories decreased by $0.3 million during the three months ended March 31, 2015 as, among other factors, production levels during the first quarter of 2015 were lower due to the Chinese New Year holiday.  Inventory turns declined to 4.1 times per year at March 31, 2015 from 4.3 times per year at December 31, 2014.

As compared with the three months ended March 31, 2014, cash provided by operating activities increased $14.4 million. Excluding the net cash proceeds received from the NPS sale and related transactions, cash provided by operating activities increased $5.4 million.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 27.7% of the Company's total assets at March 31, 2015 and 27.8% of total assets at December 31, 2014. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.5 to 1 at March 31, 2015 and 2.6 to 1 at December 31, 2014.

Return to Index
Critical Accounting Policies

Management's discussion and analysis of Bel's financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, warranties, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company's Financial Statements, "Basis of Presentation and Accounting Policies," included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the three months ended March 31, 2015.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of market risks.

Item 4.   Controls and Procedures

Disclosure controls and procedures:  As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting:  There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     Other Information

Item 1.                      Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 12 of the Company's Financial Statements, under "Legal Proceedings", as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors.

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Return to Index

Item 6. Exhibits

(a)Exhibits:

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Submitted herewith.

Return to Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
May 8, 2015
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Return to Index

EXHIBIT INDEX

Exhibit 31.1* - Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* - Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1** - Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2** - Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS* – XBRL Instance Document

Exhibit 101.SCH* – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL* – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF* – XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB* – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE* – XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Submitted herewith.

Return to Index