Form 10-Q
period 2015-06-30
BEL FUSE INC /NJ
filed 2015-08-07
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2015
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,723,727

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2014 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, and which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plans to," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar expressions. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2014 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any forward-looking statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS		(Revised)
Current Assets:
Cash and cash equivalents	$71,408	$77,138
Accounts receivable, net of allowance for doubtful accounts of $1,953
in 2015 and $1,989 in 2014	98,493	99,605
Inventories	111,241	113,630
Other current assets	24,405	20,283
Total current assets	305,547	310,656

Property, plant and equipment, net	62,981	69,261
Intangible assets, net	92,199	95,502
Goodwill	122,287	118,369
Deferred income taxes	4,067	7,933
Other assets	32,747	33,700
Total assets	$619,828	$635,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,777	$61,926
Accrued expenses	39,848	42,588
Current portion of long-term debt	16,130	13,438
Other current liabilities	7,899	3,850
Total current liabilities	128,654	121,802

Long-term Liabilities:
Long-term debt	190,120	219,187
Liability for uncertain tax positions	41,426	39,767
Minimum pension obligation and unfunded pension liability	14,733	14,205
Deferred income taxes	13,335	15,739
Other liabilities	2,798	448
Total liabilities	391,066	411,148

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,725,727 in 2015 and 9,686,777
in 2014 (net of 3,218,307 treasury shares)	973	969
Additional paid-in capital	22,998	21,626
Retained earnings	223,170	213,409
Accumulated other comprehensive loss	(18,596)	(11,948)
Total stockholders' equity	228,762	224,273
Total liabilities and stockholders' equity	$619,828	$635,421

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$145,658	$99,439	$287,673	$182,085
Cost of sales	117,098	81,493	232,301	150,069
Gross profit	28,560	17,946	55,372	32,016

Selling, general and administrative expenses	20,764	13,176	38,372	24,365
Restructuring charges	344	1,056	502	1,056
Income from operations	7,452	3,714	16,498	6,595

Interest expense	(1,994)	(225)	(4,173)	(255)
Interest income and other, net	17	49	420	100
Earnings before provision for income taxes	5,475	3,538	12,745	6,440

(Benefit) provision for income taxes	(587)	473	1,363	872
Net earnings available to common stockholders	$6,062	$3,065	$11,382	$5,568

Net earnings per common share:
Class A common share - basic and diluted	$0.49	$0.25	$0.91	$0.45
Class B common share - basic and diluted	$0.52	$0.27	$0.97	$0.49

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,693	9,332	9,682	9,333

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings available to common stockholders	$6,062	$3,065	$11,382	$5,568

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($34) in the three months ended June 30, 2015, $89 in the three months ended June 30, 2014, ($194) in the six months ended June 30, 2015 and $123 in the six months ended
June 30, 2014	3,535	368	(6,801)	537
Unrealized holding gains on marketable securities arising during the period, net of taxes of ($18) in the three months ended June 30, 2015, $48 in the three months ended June 30, 2014, $15 in the six months ended June 30,
2015 and $65 in the six months ended June 30, 2014	(30)	78	25	106
Change in unfunded SERP liability, net of taxes of $28 in the three months ended June 30, 2015, $14 in the three months ended June 30, 2014, $56 in the six months ended June 30, 2015 and $28 in the six months ended
June 30, 2014	64	32	128	63
Other comprehensive income (loss)	3,569	478	(6,648)	706

Comprehensive income	$9,631	$3,543	$4,734	$6,274

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net earnings available to common stockholders	$11,382	$5,568
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	11,589	6,507
Stock-based compensation	1,376	1,143
Amortization of deferred financing costs	823	-
Deferred income taxes	(1,857)	(475)
Net unrealized (gains) losses on foreign currency revaluation	(4,906)	290
Other, net	(3,912)	(21)
Changes in operating assets and liabilities:
Accounts receivable	423	(4,235)
Inventories	1,621	4,539
Accounts payable	3,306	2,692
Accrued expenses	(2,387)	(2,298)
Other operating assets/liabilities, net	6,207	(1,016)
Net cash provided by operating activities	23,665	12,694

Cash flows from investing activities:
Increase in cash equivalents within Rabbi Trust	-	(2,936)
Purchase of company-owned life insurance (COLI)	-	(2,820)
Purchases of property, plant and equipment	(5,723)	(2,969)
Payment for acquisition, net of cash acquired (see Note 2)	-	(109,879)
Proceeds from surrender of COLI	-	5,756
Proceeds from disposal/sale of property, plant and equipment	58	20
Net cash used in investing activities	(5,665)	(112,828)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,527)	(1,511)
Payment of deferred financing costs	(15)	(5,422)
Borrowings under revolving credit line	3,500	-
Repayments of revolving credit line	(15,500)	(12,000)
Reduction in notes payable	(463)	(255)
Proceeds from long-term debt	-	145,000
Repayments of long-term debt	(14,375)	-
Net cash (used in) provided by financing activities	(28,380)	125,812

Effect of exchange rate changes on cash and cash equivalents	4,650	(32)

Net (decrease) increase in cash and cash equivalents	(5,730)	25,646
Cash and cash equivalents - beginning of period	77,138	62,123
Cash and cash equivalents - end of period	$71,408	$87,769

Supplementary information:
Cash paid during the period for income taxes, net of refunds	$1,894	$1,387
Cash paid during the period for interest	$3,359	$60

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of June 30, 2015, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2014.

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

On June 19, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd.  On July 25, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed our acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their estimated fair values.  The fair values of assets acquired and liabilities assumed in the Power Solutions acquisition were finalized during the second quarter of 2015.  The measurement period related to the Connectivity Solutions acquisition ends in the third quarter of 2015, and the fair value of assets acquired and liabilities assumed in that acquisition will be finalized at that time.  See Note 2, Acquisitions and Disposition, for further details.  The Company's condensed consolidated results of operations for the three and six months ended June 30, 2015 include the operating results of the acquired companies.  The Company's condensed consolidated results of operations for the three and six months ended June 30, 2014 include the results of the Power Solutions acquisition from its acquisition date of June 19, 2014.

The accompanying consolidated balance sheet as of December 31, 2014 has been revised to reflect the acquisition-date fair values related to property, plant and equipment, intangible assets and deferred taxes for the Power Solutions business.  These measurement period adjustments were not material to the condensed consolidated financial statements.  See Note 2, Acquisitions and Disposition, for further details.

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the six months ended June 30, 2015.

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

Accounting Standards Issued But Not Yet Adopted

In July 2015, the FASB issued guidance which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The update is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  Early application is permitted.  Management is currently evaluating the impact that this guidance will have on the Company's condensed consolidated financial statements, if any.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016.  On July 9, 2015, the FASB decided to defer the effective date of this guidance by one year, however, early adoption as of the original effective date will be permitted.  Management is currently evaluating the impact that this guidance will have on the Company's condensed consolidated financial statements, if any, including which transition method it will adopt.

2.            ACQUISITIONS AND DISPOSITION

Acquisitions

On June 19, 2014, the Company completed its acquisition of Power Solutions for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems. In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The Company has assigned no value to this investment.  See Note 15, Related Party Transactions, for additional information. During the second quarter of 2015, the Company finalized its valuation of the Power Solutions acquisition as further detailed in the table below.  At the conclusion of the measurement period and as of June 30, 2015, there were certain working capital and tax related items outstanding with ABB Ltd.  Any changes in facts and circumstances related to these items will be recorded on a prospective basis and not included as purchase price adjustments.  See Note 9, Income Taxes, for further information on the tax related items.

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

Return to Index
During the three and six months ended June 30, 2015, the Company incurred $0.1 million and $0.5 million, respectively, of acquisition-related costs associated with the independent valuations of the 2014 Acquisitions and completion of the independent carve-out audit of Connectivity Solutions. During each of the three and six months ended June 30, 2014, the Company incurred $1.5 million of acquisition related costs. These costs are included in selling, general and administrative expense on the condensed consolidated statements of operations.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

With respect to the Connectivity Solutions acquisition, we are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date.

The table below depicts the Company's final purchase price allocation for the Power Solutions acquisition and fair value estimates of assets acquired and liabilities assumed for the Connectivity Solutions acquisition as of the respective acquisition dates.  The amounts noted in the table below for Connectivity Solutions are provisional since the valuations of property and equipment, intangible assets acquired, income taxes and goodwill are still under review. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes to our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

	Power Solutions				Connectivity Solutions	2014 Acquisitions
	June 19, 2014	Measurement		June 19,	July 25/August 29,	Acquisition-Date
	(As Reported at	Period Adjustments		2014	2014(a)	Fair Values
	December 31, 2014)	During 2015		(Revised)	(As adjusted)	(As adjusted)
Cash	$20,912	$-		$20,912	$6,544	$27,456
Accounts receivable	29,389	-		29,389	9,375	38,764
Inventories	36,429	-		36,429	17,632	54,061
Other current assets	7,350	-		7,350	2,615	9,965
Property, plant and equipment	28,175	(1,060)	(b)	27,115	9,900	37,015
Intangible assets	33,220	-		33,220	40,000	73,220
Other assets	19,171	-		19,171	2,345	21,516
Total identifiable assets	174,646	(1,060)		173,586	88,411	261,997

Accounts payable	(26,180)	-		(26,180)	(10,682)	(36,862)
Accrued expenses	(25,545)	-		(25,545)	(5,307)	(30,852)
Other current liabilities	223	-		223	(57)	166
Noncurrent liabilities	(42,062)	(7,198)	(c)	(49,260)	(17,314)	(66,574)
Total liabilities assumed	(93,564)	(7,198)		(100,762)	(33,360)	(134,122)
Net identifiable assets acquired	81,082	(8,258)		72,824	55,051	127,875
Goodwill	49,710	8,258		57,968	50,306	108,274
Net assets acquired	$130,792	$-		$130,792	$105,357	$236,149

Cash paid	$130,792	$-		$130,792	$105,357	$236,149
Assumption of liability	-	-		-	-	-
Fair value of consideration
transferred	130,792	-		130,792	105,357	236,149
Deferred consideration	-	-		-	-	-
Total consideration paid	$130,792	$-		$130,792	$105,357	$236,149

(a)
The Company acquired the U.S. and U.K. entities of Connectivity Solutions on July 25, 2014 and the China entity of Connectivity Solutions on August 29, 2014.  These values represent the estimated fair values as of the respective acquisition dates.

(b)	Represents the purchase accounting adjustments reflecting the finalization of the acquisition-date fair values of property, plant and equipment associated with completion of third-party valuations.
(c)	Represents the impact to deferred taxes reflecting the finalization of the allocation of identifiable intangible assets acquired.

Of the $58.0 million of goodwill noted above for Power Solutions, $56.3 million will be deductible for tax purposes.  None of the goodwill related to the Connectivity Solutions acquisition will be deductible for tax purposes.

The results of operations of the 2014 Acquired Companies have been included in the Company's condensed consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three months and six months ended June 30, 2015, the 2014 Acquired Companies contributed revenue of $58.4 million and $117.2 million respectively, and operating (loss) income of approximately ($1.2) million and $4.4 million, respectively, to the Company's condensed consolidated financial results.  During the three and six months ended June 30, 2014, the Power Solutions acquisition contributed revenue of $7.2 million and an operating loss of approximately $1.0 million in each period.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014

Revenue	$156,842	$317,479
Net loss	(3,057)	(1,399)
Loss per Class A common share - basic and diluted	$(0.26)	$(0.13)
Loss per Class B common share - basic and diluted	$(0.27)	$(0.12)

Disposition – Sale of NPS

On January 23, 2015, the Company completed the sale of the Network Power Systems ("NPS") product line and related transactions of the acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash. The sale also included $1.0 million of escrow pending Unipower's realization of certain sales targets. The net proceeds of $9.0 million from the sale were used to repay outstanding borrowings in accordance with the provisions of the Credit and Security Agreement (see Note 8, Debt).  The transaction provides that Bel will move processes and people to Unipower under an interim transition services agreement and Bel will also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million.  Of this amount, the Company has recognized net sales of $1.1 million and $2.1 million, respectively, in the condensed consolidated statement of operations for the three and six months ended June 30, 2015.  The Company will recognize the $1 million currently in escrow when and if Unipower realizes certain sales targets and such amount would be included in interest income and other, net on the condensed consolidated statements of operations.

3.	RESTRUCTURING ACTIVITIES

Activity and liability balances related to restructuring costs for the six months ended June 30, 2015 are as follows:

	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2014	Charges	Settlements	2015
Severance costs	$-	$501	$(447)	$54
Other restructuring costs	-	1	(1)	-
Total	$-	$502	$(448)	$54

During the six months ended June 30, 2015, the Company's restructuring charges included costs related to reductions in headcount and consolidation and relocation of certain facilities and offices in Asia and Europe and additional headcount reductions at Cinch US and Array.

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

Return to Index
As of June 30, 2015 and December 31, 2014, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.7 million at both June 30, 2015 and December 31, 2014.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of June 30, 2015 and December 31, 2014, the Company had marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.  The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  As of June 30, 2015 and December 31, 2014, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $6.5 million at each date, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2015.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2015 or December 31, 2014.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At June 30, 2015, the estimated fair value of long-term debt was $206.9 million compared to a carrying amount of 206.3 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2015 or December 31, 2014.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the six months ended June 30, 2015 or 2014 that would warrant interim impairment testing.

5.            INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2015	2014
Raw materials	$52,307	$51,638
Work in progress	17,106	16,128
Finished goods	41,828	45,864
Inventories	$111,241	$113,630

Return to Index

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2015	2014
Land	$2,228	$3,293
Buildings and improvements	28,790	31,067
Machinery and equipment	118,508	117,178
Construction in progress	5,276	4,764
	154,802	156,302
Accumulated depreciation	(91,821)	(87,041)
Property, plant and equipment, net	$62,981	$69,261

Depreciation expense for the three months ended June 30, 2015 and 2014 was $4.0 million and $2.5 million, respectively.  Depreciation expense for the six months ended June 30, 2015 and 2014 was $8.1 million and $5.3 million, respectively.

7.            ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Sales commissions	$3,039	$3,017
Subcontracting labor	3,587	2,217
Salaries, bonuses and related benefits	16,370	17,964
Warranty accrual	4,699	6,032
Other	12,153	13,358
	$39,848	$42,588

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

A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2015 is presented below:

Beginning balance as of January 1, 2015	$6,032
Charges and costs accrued	2,781
Adjustments related to pre-existing warranties (including changes in estimates)	(1,040)
Less repair costs incurred	(1,577)
Less cash settlements	(1,522)
Currency translation	25
Ending balance as of June 30, 2015	$4,699

8.	DEBT

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank") (as amended, the "Credit and Security Agreement" or "CSA").  The CSA consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL") and matures on June 18, 2019.  During 2014, the Company borrowed an aggregate amount of $238.0 million under the CSA to fund the 2014 Acquisitions.  The Company had outstanding borrowings of $206.3 million and $232.6 million under the CSA at June 30, 2015 and December 31, 2014, respectively.

Return to Index
The weighted-average interest rate in effect was 2.94% at each of June 30, 2015 and December 31, 2014 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  During the three months ended June 30, 2015 and 2014, the Company incurred interest expense of $2.0 million and $0.2 million, respectively.  During the six months ended June 30, 2015 and 2014, the Company incurred interest expense of $4.2 million and $0.2 million, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2015 was $39.0 million.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at June 30, 2015.  An immaterial amount of previously recorded liabilities for uncertain tax positions relates principally to the 2011 tax year.  The statute of limitations related to these liabilities is scheduled to expire on September 15, 2015.

The Company's liabilities for uncertain tax positions are included in the following balance sheet captions:

	June 30,	December 31,
	2015	2014
Income taxes payable	$38	$203
Liability for uncertain tax positions	41,426	39,767
	$41,464	$39,970

As part of the acquisition of Power Solutions the Company acquired a $35.8 million liability for uncertain tax positions.  Of this amount, $12.0 million relates to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006.  The Company also acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  At the conclusion of the measurement period related to the Power Solutions acquisition and as of June 30, 2015, certain of these tax matters were being pursued with the applicable taxing authority.  From the date of acquisition through June 30, 2015, the Company has recorded $2.5 million of interest and penalties pertaining to this issue and will continue to accrue applicable interest and penalties until the matters are resolved or upon expiration of the respective statute of limitations. Any changes in facts and circumstances related to these tax matters will be recorded on a prospective basis and not included as purchase price adjustments.  Of the amounts noted in the table above, $29.5 million at June 30, 2015 and $2.8 million at December 31, 2014, if recognized, would reduce the Company's effective tax rate.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2015 and 2014, the Company recognized $1.4 million and an immaterial amount, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the six months ended June 30, 2015, the Company recognized a benefit of an immaterial amount for the reversal of such interest and penalties.  The Company has approximately $3.0 million and $1.6 million, accrued for the payment of such interest and penalties at June 30, 2015 and December 31, 2014, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

Return to Index

Upon completion of the acquisitions of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $2.2 million and $1.2 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the condensed consolidated balance sheet at June 30, 2015.  In connection with the 2014 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $3.1 million and $16.4 million, respectively, for the Power Solutions and Connectivity Solutions acquisitions. At June 30, 2015, a net deferred tax liability of $12.4 million remains on the condensed consolidated balance sheet for the 2014 Acquisitions.  The amounts for the Connectivity Solutions acquisition are preliminary since the measurement period for this acquisition is still open.  The amounts will be finalized prior to the conclusion of the measurement period, which will not exceed one year from the respective acquisition dates.  See Note 2, Acquisitions and Disposition, for further information about the 2014 Acquisitions.

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

10.            RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company's matching contributions are made in cash and are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the three months ended June 30, 2015 and 2014 amounted to $0.3 million and $0.1 million, respectively.  The expense for the six months ended June 30, 2015 and 2014 amounted to $0.6 million and $0.3 million, respectively. As of June 30, 2015, the plan owned 13,928 and 172,269 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended June 30, 2015 and 2014 amounted to $0.1 million in each period. The expense for the six months ended June 30, 2015 and 2014 amounted to $0.2 million and $0.1 million, respectively. As of June 30, 2015, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4, Fair Value Measurements, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$138	$138	$276	$276
Interest cost	142	135	283	270
Net amortization	92	46	183	92
Net periodic benefit cost	$372	$319	$742	$638

Return to Index

	June 30,	December 31,
	2015	2014
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$14,733	$14,205

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$957	$1,048
Net loss	3,210	3,302
	$4,167	$4,350

11.            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2015 and December 31, 2014 are summarized below:

	June 30,	December 31,
	2015	2014

Foreign currency translation adjustment, net of taxes of ($336) at
June 30, 2015 and ($142) at December 31, 2014	$(16,152)	$(9,351)
Unrealized holding gains on available-for-sale securities, net of taxes of
$274 at June 30, 2015 and $259 at December 31, 2014	454	429
Unfunded SERP liability, net of taxes of ($1,269) at June 30, 2015
and ($1,325) at December 31, 2014	(2,898)	(3,026)

Accumulated other comprehensive loss	$(18,596)	$(11,948)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2015 are as follows.  All amounts are net of tax.

	Foreign Currency	Unrealized Holding Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2015	$(9,351)	$429	$(3,026)		$(11,948)
Other comprehensive (loss) income before reclassifications	(6,801)	25	-		(6,776)
Amount reclassified from accumulated other
comprehensive loss	-	-	128	(a)	128
Net current period other comprehensive (loss) income	(6,801)	25	128		(6,648)

Balance at June 30, 2015	$(16,152)	$454	$(2,898)		$(18,596)

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

Return to Index
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

In a related matter, on September 29, 2011, the United States District Court for the Eastern District of Texas ordered SynQor, Inc.'s continuing causes of action for post-verdict damages to be severed from the original action and assigned to a new case number.  The new action captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. (Case Number 2:11cv444) is a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 ("SynQor II case").  SynQor, Inc. also seeks enhanced damages.  The Company has an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was paid by the Company in July 2014 and was subsequently reimbursed by one of its customers under the terms of the indemnification agreement referenced above.  SynQor filed an appeal of the final judgment in May 2014, which is currently pending with the CAFC. The CAFC heard oral arguments from the parties on this matter on March 2, 2015. The Court has yet to render its decision on this case.

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheet.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, an offsetting indemnification asset is also reflected in other assets on the accompanying condensed consolidated balance sheet at June 30, 2015.

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

13.             SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales to External Customers:
North America	$76,504	$35,064	$153,264	$63,795
Asia	48,610	51,223	94,131	94,271
Europe	20,544	13,152	40,278	24,019
	$145,658	$99,439	$287,673	$182,085

Net Sales:
North America	$84,491	$39,405	$171,508	$70,859
Asia	80,189	61,968	153,338	111,860
Europe	41,967	16,550	83,504	27,441
Less intercompany net sales	(60,989)	(18,484)	(120,677)	(28,075)
	$145,658	$99,439	$287,673	$182,085

Income from Operations:
North America	$(1,215)	$(1,617)	$2,255	$(734)
Asia	5,161	4,715	5,713	6,388
Europe	3,506	616	8,530	941
	$7,452	$3,714	$16,498	$6,595

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

The following items are included in the segment data presented above:

Recent Acquisitions – The 2014 Acquisitions contributed to Bel's segment sales and income from operations during the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales to External Customers:
North America:
Power Solutions	$32,999	$5,037	$66,398	$5,037
Connectivity Solutions	13,986	-	28,475	-
	46,985	5,037	94,873	5,037
Asia:
Power Solutions	292	357	642	357
Connectivity Solutions	1,160	-	2,238	-
	1,452	357	2,880	357
Europe:
Power Solutions	8,065	1,839	15,981	1,839
Connectivity Solutions	1,913	-	3,491	-
	9,978	1,839	19,472	1,839

	$58,415	$7,233	$117,225	$7,233

Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (Loss) from Operations:
North America:
Power Solutions	$(2,954)	$(1,125)	$(1,855)	$(1,125)
Connectivity Solutions	585	-	1,521	-
	(2,369)	(1,125)	(334)	(1,125)
Asia:
Power Solutions	(563)	(162)	(1,510)	(162)
Connectivity Solutions	(327)	-	(493)	-
	(890)	(162)	(2,003)	(162)
Europe:
Power Solutions	1,858	297	6,318	297
Connectivity Solutions	217	-	398	-
	2,075	297	6,716	297

	$(1,184)	$(990)	$4,379	$(990)

14.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net earnings	$6,062	$3,065	$11,382	$5,568
Less dividends declared:
Class A	130	131	261	261
Class B	682	653	1,360	1,307
Undistributed earnings	$5,250	$2,281	$9,761	$4,000

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$924	$414	$1,720	$726
Class B undistributed earnings	4,326	1,867	8,041	3,274
Total undistributed earnings	$5,250	$2,281	$9,761	$4,000

Net earnings allocation - basic and diluted:
Class A net earnings	$1,054	$545	$1,981	$987
Class B net earnings	5,008	2,520	9,401	4,581
Net earnings	$6,062	$3,065	$11,382	$5,568

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,693	9,332	9,682	9,333

Net earnings per share:
Class A - basic and diluted	$0.49	$0.25	$0.91	$0.45
Class B - basic and diluted	$0.52	$0.27	$0.97	$0.49

Return to Index

15.            RELATED PARTY TRANSACTIONS

In connection with the acquisition of Power Solutions in 2014, the Company maintains minority ownership in a joint venture in the PRC.  See Note 2, Acquisitions and Disposition.  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company paid $0.3 million and $1.5 million for inventory purchases from the joint venture during the three and six months ended June 30, 2015, respectively.  At June 30, 2015, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the condensed consolidated balance sheet.

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

The Company operates through three geographic segments:  North America, Asia and Europe.  In the six months ended June 30, 2015, 53% of the Company's revenues were derived from North America, 33% from Asia and 14% from its Europe operating segment.  By product group, 38% of sales for the six months ended June 30, 2015 related to the Company's power solutions and protection products, 32% related to the Company's connectivity solutions products and 30% related to the Company's magnetics products.

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

The consolidated results included in this MD&A include the results of the 2014 Acquisitions discussed in Note 2, Acquisitions and Disposition, from their respective acquisition dates.

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and six months ended June 30, 2015 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisition of Power Solutions in June 2014, and its acquisition of Connectivity Solutions in July 2014 and August 2014. During the three and six months ended June 30, 2015, the acquired companies contributed combined sales of $58.4 million and $117.2 million, respectively.

•
Revenues – Excluding the revenue contributions from the 2014 Acquisitions as described above, the Company's revenues for the three and six months ended June 30, 2015 decreased by $5.0 million and $4.4 million, respectively, as compared to the same periods of 2014.

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

Return to Index
•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company's product lines, although lead times on certain electrical components continue to be extended.  Pricing of electrical components during the six months ended June 30, 2015 was flat compared to the same period of 2014.  With regard to commodity pricing, the costs of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the three and six months ended June 30, 2015 as compared to the same periods of 2014.  Any fluctuations in component prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on Bel's operating results.

•
Restructuring – The Company continues to implement restructuring programs in connection with integrating the 2014 Acquisitions into the legacy-Bel structure. During the three and six months ended June 30, 2015, the Company incurred $0.3 million and $0.5 million, respectively, as compared to $1.1 million in each of the same periods of 2014, primarily for severance and termination benefits.  Restructuring efforts are expected to continue into the second half of 2015, and we anticipate additional costs of approximately $1.0 million in the second half of 2015.  These efforts are projected to result in incremental savings of $3 million to $4 million on an annualized basis, beginning in the fourth quarter of 2015.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

•
Labor Costs – Labor costs as a percentage of sales for the legacy-Bel business were 14.0% of sales during the six months ended June 30, 2015 as compared to 14.2% during the six months ended June 30, 2014.  With the inclusion of the 2014 Acquisitions in our results, we expect lower consolidated labor costs as a percentage of sales in future periods.  Labor costs for the Power Solutions business during the six months ended June 30, 2015 were 5.6% of their respective sales and Connectivity Solutions' labor costs were 7.5% of their respective sales.

•
Acquisition-Related Costs – As a result of the 2014 Acquisitions, we incurred acquisition-related costs of $0.1 million and $0.5 million during the three and six months ended June 30, 2015, respectively, which includes professional fees for independent valuations and the completion of the independent carve-out audit for Connectivity Solutions.  The Company anticipates these costs to be minimal for the remainder of 2015.

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our condensed consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and implements pricing actions to help mitigate the impact that changes in foreign currencies may have on its operating results. See Selling, General and Administrative Expenses and Inflation and Foreign Currency Exchange below for further details.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. See (Benefit) Provision for Income Taxes below and Note 9, Income Taxes.

With the majority of our integration efforts and sales force restructuring with respect to the 2014 Acquisitions substantially completed, our main focus for the remainder of 2015 will be on top line sales growth. As noted above, we are also looking at additional efficiencies that can be achieved in various areas of the business through facility consolidations and other streamlining efforts which are expected to provide meaningful cost savings starting in late 2015.  Such expectation is a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Return to Index

Summary by Operating Segment

Net sales to external customers by operating segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
North America	$76,504	53%	$35,064	35%	$153,264	53%	$63,795	35%
Asia	48,610	33%	51,223	52%	94,131	33%	94,271	52%
Europe	20,544	14%	13,152	13%	40,278	14%	24,019	13%
	$145,658	100%	$99,439	100%	$287,673	100%	$182,085	100%

Net sales to external customers in the Company's North America and Europe operating segments were favorably impacted during the three and six months ended June 30, 2015 as compared to the same periods of 2014 due to the 2014 Acquisitions.  During the three months ended June 30, 2015, the 2014 Acquisitions contributed $47.0 million of their total net sales to North America, $1.5 million to Asia and $10.0 million to Europe. During the six months ended June 30, 2015, the 2014 Acquisitions contributed $94.9 million of their total net sales to North America, $2.9 million to Asia and $19.5 million to Europe.

Net sales and income from operations by operating segment for the three months and six months ended June 30, 2015 and 2014 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment sales:
North America	$84,491	$39,405	$171,508	$70,859
Asia	80,189	61,968	153,338	111,860
Europe	41,967	16,550	83,504	27,441
Total segment sales	206,647	117,923	408,350	210,160
Reconciling item:
Intersegment sales	(60,989)	(18,484)	(120,677)	(28,075)
Net sales	$145,658	$99,439	$287,673	$182,085

Income from operations:
North America	$(1,215)	$(1,617)	$2,255	$(734)
Asia	5,161	4,715	5,713	6,388
Europe	3,506	616	8,530	941
	$7,452	$3,714	$16,498	$6,595

See Note 13, Segments, for details on contributions from the 2014 Acquisitions to income from operations by segment.

Net Sales

The Company's net sales by major product line for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Magnetic solutions	$46,243	32%	$44,732	45%	$87,145	30%	$84,029	46%
Connectivity solutions	45,615	31%	32,197	32%	91,246	32%	62,367	34%
Power solutions and protection	53,800	37%	22,510	23%	109,282	38%	35,689	20%
	$145,658	100%	$99,439	100%	$287,673	100%	$182,085	100%

The Company experienced volume increases in all product lines during the three and six months ended June 30, 2015 as compared to the same period of 2014.

Return to Index
Magnetic Solutions:

The increase in magnetic solutions' sales was primarily due to increases in sales volume of Bel's integrated connector module (ICM) products of $1.2 million during the three months ended June 30, 2015 and $3.1 million during the six months ended June 30, 2015 as compared to the respective periods of 2014.

Power Solutions and Protection:

The Power Solutions acquisition contributed incremental sales of $34.1 million and $75.8 million to the power solutions and protection product line during the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014  Excluding the incremental impact of the Power Solutions acquisition, power solutions and protection net sales decreased by $2.8 million, or 18.5%, during the second quarter of 2015 and by $2.2 million, or 7.7%, during the first six months of 2015, as compared to the same periods of 2014.  These decreases were primarily due to declines in sales volume from our legacy-Bel DC/DC products during 2015 as compared to the respective periods of 2014.

Connectivity Solutions:

The Connectivity Solutions acquisition contributed incremental sales of $17.1 million and $34.2 million to the connectivity solutions product line during the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014.  Excluding the incremental impact of the Connectivity Solutions acquisition, connectivity solutions net sales decreased by $3.6 million, or 11.3%, during the second quarter of 2015 and by $5.3 million, or 8.5%, during the first six months of 2015, as compared to the same periods of 2014.  The decreases were primarily due to declines in sales volumes from our legacy-Bel passive connector products and Cinch products.

Cost of Sales

Cost of sales as a percentage of net sales for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Material costs	42.7%	44.4%	43.4%	43.4%
Labor costs	11.2%	13.5%	10.8%	13.8%
Research and development expenses	4.9%	4.1%	4.9%	4.1%
Other expenses	21.6%	20.0%	21.7%	21.1%
Total cost of sales	80.4%	82.0%	80.8%	82.4%

Material costs as a percentage of sales were lower during the second quarter of 2015 as compared to the second quarter of 2014, and flat during the six month periods noted above.  Excluding the 2014 Acquisitions, legacy-Bel's material costs as a percentage of sales decreased to 39.5% in the three months ended June 30, 2015 from 42.4% in the same period of 2014 and to 41.5% in the six months ended June 30, 2015 from 42.3% in the same period of 2014.  This was due to the shift in the mix of products sold noted above, as legacy-Bel's DC/DC products carry a higher material content than its ICM products. The reduction in material costs during the six month period was equally offset by higher material content associated with Power Solutions products (material costs for the acquired Power Solutions business were 53.3% of their total sales during the first six months of 2015).

Labor costs as a percentage of sales declined with the inclusion of the 2014 Acquisitions, particularly Power Solutions, as their significant manufacturing sites are located in lower cost regions.  Legacy-Bel's labor costs as a percentage of sales increased slightly to 14.4% in the three months ended June 30, 2015 from 14.2% in the same period of 2014 (primarily due to government mandated wage increases in the PRC during May 2015).  Legacy-Bel labor costs as a percentage of sales for the first half of the year decreased from 14.2% in 2014 to 14.0% in 2015 primarily due to an adequate return of trained labor following the 2015 Lunar New Year holiday, which eliminated the need for excess overtime to meet customer demand.

Included in cost of sales are research and development (R&D) expenses of $7.1 million and $4.0 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $14.1 million and $7.4 million for the six-month periods ended June 30, 2015 and 2014, respectively.  The majority of these increases relate to the incremental impact of R&D expense from the 2014 Acquired Companies of $3.2 million during the three months ended June 30, 2015 and $6.9 million during the six months ended June 30, 2015.

Return to Index
Selling, General and Administrative Expenses ("SG&A")

SG&A expenses increased $7.6 million and $14.0 million in the three and six months ended June 30, 2015, respectively, as compared with the same periods of 2014.  These increases were due to the following:

	Increase (Decrease)
	Compared to Same Period of 2014
	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Incremental impact of additional SG&A expense from the 2014 Acquisitions	$9,434	$19,227
Acquisition-related costs	(1,460)	(1,083)
Net unrealized gains on foreign currency revaluation	(195)	(4,617)
Other general and administrative expenses	(191)	480
	$7,588	$14,007

The net unrealized gains on foreign currency revaluation noted above were primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the six months ended June 30, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances.

(Benefit) Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits and losses occur.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The (benefit) provision for income taxes for the three months ended June 30, 2015 and 2014 was $(0.6) million and $0.5 million, respectively.  The Company's earnings before provision for income taxes for the three months ended June 30, 2015 were approximately $1.9 million higher than the same period in 2014.  The Company's effective tax rate, representing the income tax (benefit) provision as a percentage of earnings before provision for income taxes, was (10.7)% and 13.4% for the three month periods ended June 30, 2015 and 2014, respectively.  The change in the effective tax rate during the three months ended June 30, 2015 as compared to the same period of 2014, is primarily attributable to a significant increase in the North America segment pre-tax loss which was partially offset by the increase in U.S. taxes resulting from taxes related to uncertain tax positions and foreign acquired disregarded entity income.

The provision for income taxes for the six months ended June 30, 2015 was $1.4 million compared to $0.9 million for the six months ended June 30, 2014.  The Company's earnings before income taxes for the six months ended June 30, 2015 were approximately $6.3 million higher than the same period in 2014.  The Company's effective tax rate was 10.7% and 13.5% for the six-month periods ended June 30, 2015 and 2014, respectively.   The change in the effective tax rate during the six months ended June 30, 2015 compared to the same period in 2014 is primarily attributed to the decrease in the Asia segment pre-tax income which resulted in lower taxes during the six months ended June 30, 2015 compared to the same period of 2014, and a reversal of valuation allowances for capital loss carryforwards offset in part by an increase in U.S. taxes resulting from taxes related to uncertain tax positions and foreign acquired disregarded entity income.  See Note 9, Income Taxes.

Liquidity and Capital Resources

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, in the next twelve months.

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $60.7 million at June 30, 2015 (representing 85% of total cash on hand) and $67.2 million at December 31, 2014 (representing 87% of total cash on hand).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries outside the U.S. and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were repatriated to fund U.S. operations by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA").  At June 30, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2015 was $39.0 million, of which we had the ability to borrow $35.0 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA. See Note 8, Debt, for additional details.

Return to Index
Cash Flows

During the six months ended June 30, 2015, the Company's cash and cash equivalents decreased by $5.7 million.  This decrease was primarily due to the following:

•	net repayments of long-term debt of $26.4 million;
•	purchases of property, plant and equipment of $5.7 million; and
•	payments of dividends of $1.5 million.

These items were partially offset by:
•	net cash proceeds of $9.0 million received from the NPS sale and related transactions; and
•	other net cash provided by operating activities of $14.7 million, including the impact of the changes in accounts receivable and inventories described below; and
•	a favorable impact of exchange rate changes on cash and cash equivalents of $4.7 million, primarily due to the appreciation of the U.S. dollar to the euro.

During the six months ended June 30, 2015, accounts receivable decreased by $0.4 million primarily due to slightly lower sales volume in the second quarter of 2015 as compared to the fourth quarter of 2014.  Days sales outstanding (DSO) remained constant at 62 days at both June 30, 2015 and December 31, 2014.  Inventories decreased by $1.6 million during the six months ended June 30, 2015, as shipments of finished goods increased in the month of June.  Inventory turns declined to 4.2 times per year at June 30, 2015 from 4.3 times per year at December 31, 2014.

As compared with the six months ended June 30, 2014, cash provided by operating activities increased $11.0 million. Excluding the net cash proceeds received from the NPS sale and related transactions, cash provided by operating activities increased $2.0 million.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 27.4% of the Company's total assets at June 30, 2015 and 27.8% of total assets at December 31, 2014. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.4 to 1 at June 30, 2015 and 2.6 to 1 at December 31, 2014.

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

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1, Basis of Presentation and Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the six months ended June 30, 2015.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of market risks.

Return to Index

Item 4.   Controls and Procedures

Disclosure controls and procedures:  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting:  There was no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     Other Information

Item 1.     Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 12, Commitments and Contingencies, under "Legal Proceedings". We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A.   Risk Factors

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
August 7, 2015
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