Form 10-Q
period 2015-09-30
BEL FUSE INC /NJ
filed 2015-11-06
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2015
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,713,727

Return to Index

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2014 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future consolidated operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, and which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as "anticipates," "believes," "plans to," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar expressions. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2014 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any forward-looking statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS		(Revised)
Current Assets:
Cash and cash equivalents	$76,292	$77,138
Accounts receivable, net of allowance for doubtful accounts of $1,519
in 2015 and $1,989 in 2014	92,866	99,605
Inventories	104,603	113,630
Other current assets	23,420	20,283
Total current assets	297,181	310,656

Property, plant and equipment, net	61,510	69,261
Intangible assets, net	89,978	95,502
Goodwill	122,006	118,369
Deferred income taxes	3,883	7,933
Other assets	31,384	33,700
Total assets	$605,942	$635,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$51,621	$61,926
Accrued expenses	43,721	42,588
Current portion of long-term debt	16,125	13,438
Other current liabilities	9,157	3,850
Total current liabilities	120,624	121,802

Long-term Liabilities:
Long-term debt	181,594	219,187
Liability for uncertain tax positions	40,331	39,767
Minimum pension obligation and unfunded pension liability	14,997	14,205
Deferred income taxes	14,562	15,739
Other liabilities	1,678	448
Total liabilities	373,786	411,148

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,713,727 in 2015 and 9,686,777
in 2014 (net of 3,218,307 treasury shares)	972	969
Additional paid-in capital	23,750	21,626
Retained earnings	227,278	213,409
Accumulated other comprehensive loss	(20,061)	(11,948)
Total stockholders' equity	232,156	224,273
Total liabilities and stockholders' equity	$605,942	$635,421

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Revised)		(Revised)

Net sales	$144,161	$156,341	$431,834	$338,426
Cost of sales	116,749	128,561	349,050	278,630
Gross profit	27,412	27,780	82,784	59,796

Selling, general and administrative expenses	19,291	23,110	57,663	47,475
Restructuring charges	814	309	1,316	1,365
Income from operations	7,307	4,361	23,805	10,956

Interest expense	(1,792)	(1,869)	(5,965)	(2,124)
Interest income and other, net	4,278	21	4,698	121
Earnings before provision for income taxes	9,793	2,513	22,538	8,953

Provision for income taxes	4,873	1,252	6,236	2,124
Net earnings available to common stockholders	$4,920	$1,261	$16,302	$6,829

Net earnings per common share:
Class A common share - basic and diluted	$0.39	$0.10	$1.30	$0.55
Class B common share - basic and diluted	$0.42	$0.11	$1.39	$0.60

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,719	9,591	9,694	9,420

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Revised)		(Revised)

Net earnings available to common stockholders	$4,920	$1,261	$16,302	$6,829

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $- in the three months ended September 30, 2015, ($180) in the three months ended September 30,
2014, ($194) in the nine months ended September 30, 2015 and ($57) in the
nine months ended September 30, 2014	(1,439)	(6,785)	(8,240)	(6,248)
Unrealized holding gains on marketable securities arising during the period, net of taxes of ($54) in the three months ended September 30, 2015, ($7) in the three months ended September 30, 2014, ($39) in the nine months ended
September 30, 2015 and $58 in the nine months ended September 30, 2014	(89)	(12)	(64)	95
Change in unfunded SERP liability, net of taxes of $28 in the three months ended September 30, 2015, $14 in the three months ended September 30,
2014, $84 in the nine months ended September 30, 2015 and $42 in the
nine months ended September 30, 2014	63	32	191	95
Other comprehensive loss	(1,465)	(6,765)	(8,113)	(6,058)

Comprehensive income (loss)	$3,455	$(5,504)	$8,189	$771

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
		(Revised)
Cash flows from operating activities:
Net earnings available to common stockholders	$16,302	$6,829
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	17,124	12,988
Stock-based compensation	2,128	1,926
Amortization of deferred financing costs	1,130	348
Deferred income taxes	783	(75)
Net unrealized gains on foreign currency revaluation	(5,639)	(2,994)
Loss on disposal of property, plant and equipment	235	19
Other, net	1,017	1,474
Changes in operating assets and liabilities:
Accounts receivable	5,888	(2,034)
Inventories	7,535	9,737
Accounts payable	(8,898)	(2,030)
Accrued expenses	1,555	(7,291)
Other operating assets/liabilities, net	5,575	38
Net cash provided by operating activities	44,735	18,935

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,317)	(5,234)
Increase in cash equivalents within Rabbi Trust	-	(1,536)
Purchase of company-owned life insurance (COLI)	(2,820)	(2,820)
Sale (purchase) of SERP investments	2,820	(1,400)
Payment for acquisition, net of cash acquired (see Note 2)	-	(206,536)
Proceeds from surrender of COLI	-	5,756
Proceeds from disposal/sale of property, plant and equipment	31	21
Net cash used in investing activities	(8,286)	(211,749)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,295)	(2,270)
Payment of deferred financing costs	(15)	(5,774)
Borrowings under revolving credit line	5,500	23,000
Repayments of revolving credit line	(22,000)	(12,000)
Reduction in notes payable	(101)	(553)
Proceeds from long-term debt	-	215,000
Repayments of long-term debt	(18,406)	(2,688)
Net cash (used in) provided by financing activities	(37,317)	214,715

Effect of exchange rate changes on cash and cash equivalents	22	(884)

Net (decrease) increase in cash and cash equivalents	(846)	21,017
Cash and cash equivalents - beginning of period	77,138	62,123
Cash and cash equivalents - end of period	$76,292	$83,140

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
		(Revised)
Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,731	$2,536
Interest	$4,844	$1,633

Details of acquisitions:
Fair value of identifiable net assets acquired	$-	$130,747
Goodwill	-	105,402
Fair value of net assets acquired	$-	$236,149

Fair value of net assets acquired	$-	$236,149
Less: Cash acquired in acquisition	-	(27,456)
Deferred consideration	-	(2,157)
Cash paid for acquisitions, net of cash acquired	$-	$206,536
See notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of September 30, 2015, and the condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2014.

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

On June 19, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd.  On July 25, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed our acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their estimated fair values.  The valuation of the fair values of assets acquired and liabilities assumed in the Power Solutions acquisition was finalized during the second quarter of 2015.  The valuation of the fair value of assets acquired and liabilities assumed in the Connectivity Solutions acquisition was finalized during the third quarter of 2015.  See Note 2, Acquisitions and Disposition, for further details.  The Company's condensed consolidated results of operations for the three and nine months ended September 30, 2015 include the operating results of the acquired companies.  The Company's condensed consolidated results of operations for the three and nine months ended September 30, 2014 include the results of the 2014 Acquired Companies from their respective dates of acquisition.

The accompanying condensed consolidated balance sheet as of December 31, 2014, and the condensed consolidated statements of operations, comprehensive income and cash flows have been revised to reflect measurement period adjustments for the finalization of the valuation of the acquisition-date fair values related to property, plant and equipment, intangible assets and deferred taxes for the Power Solutions acquisition.  These measurement period adjustments were not considered material to the condensed consolidated financial statements.  See Note 2, Acquisitions and Disposition, for further details.

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the nine months ended September 30, 2015.

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

Accounting Standards Issued But Not Yet Adopted

In September 2015, the FASB issued guidance which simplifies the accounting for measurement period adjustments related to business combinations, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively.  Under this guidance, acquirers must recognize measurement period adjustments in the period in which they determine the amounts, including the effect on earnings of any amount they would have recorded in previous periods if the accounting had been completed at the acquisition date.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  Measurement period adjustments of any future acquisitions will be accounted for under this new guidance.

Return to Index
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

In April 2015, the FASB issued guidance on simplifying the balance sheet presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early application is permitted. Management does not believe that the adoption of this guidance will have a material impact on the Company's condensed consolidated financial position or results of operations.

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

Return to Index

2.            ACQUISITIONS AND DISPOSITION

Acquisitions

On June 19, 2014, the Company completed its acquisition of Power Solutions for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems. In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The Company has assigned no value to this investment.  See Note 15, Related Party Transactions, for additional information. During the second quarter of 2015, the Company finalized the valuation of the Power Solutions acquisition as further detailed in the table below.  At the conclusion of the measurement period, which was one year after the acquisition date, there were certain working capital and tax related items outstanding with ABB Ltd.  The working capital item was settled with ABB Ltd. during the third quarter of 2015, which was after the conclusion of the measurement period and, as a result, the Company recognized $4.2 million of other income on the condensed consolidated statements of operations.  See Note 9, Income Taxes, for further information on the tax related items outstanding with ABB Ltd.

On July 25, 2014, the Company completed its acquisition of the U.S. and U.K. entities of Connectivity Solutions. On August 29, 2014, the China portion of the transaction closed.  The Company paid a total of $98.8 million for Connectivity Solutions, net of cash acquired and including a working capital adjustment.  Connectivity Solutions is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. During the third quarter of 2015, the Company finalized its valuation of the Connectivity Solutions acquisition as further detailed in the table below.

During the three and nine months ended September 30, 2015, the Company incurred $0.1 million and $0.6 million, respectively, of acquisition-related costs associated with the independent valuations of the 2014 Acquisitions and completion of the independent carve-out audit of Connectivity Solutions. During each of the three and nine months ended September 30, 2014, the Company incurred $3.8 million and $5.3 million, respectively, of acquisition related costs. These costs are included in selling, general and administrative expense on the condensed consolidated statements of operations.

Fair Value of Assets Acquired and Liabilities Assumed

The table below depicts the Company's final purchase price allocation for the 2014 Acquisitions as of the respective acquisition dates.

	Power Solutions				Connectivity Solutions				2014 Acquisitions
	June 19, 2014				July 25, 2014/
	(As Reported at	Measurement		June 19,	August 29, 2014(a)	Meaurement		July 25, 2014/	Acquisition-Date
	December 31,	Period		2014	(As Reported at	Period		August 29, 2014	Fair Values
	2014)	Adjustments		(Revised)	December 31, 2014)	Adjustments		(Revised)	(Revised)
Cash	$20,912	$-		$20,912	$6,544	$-		$6,544	$27,456
Accounts receivable	29,389	-		29,389	9,375	-		9,375	38,764
Inventories	36,429	-		36,429	17,632	-		17,632	54,061
Other current assets	7,350	-		7,350	2,615	(1,761)	(c)	854	8,204
Property, plant and equipment	28,175	(1,060)	(b)	27,115	9,900	-		9,900	37,015
Intangible assets	33,220	-		33,220	40,000	-		40,000	73,220
Other assets	19,171	-		19,171	2,345	2,388	(c)	4,733	23,904
Total identifiable assets	174,646	(1,060)		173,586	88,411	627		89,038	262,624

Accounts payable	(26,180)	-		(26,180)	(10,682)	-		(10,682)	(36,862)
Accrued expenses	(25,545)	-		(25,545)	(5,307)	76		(5,231)	(30,776)
Other current liabilities	223	-		223	(57)	946	(c)	889	1,112
Noncurrent liabilities	(42,062)	(4,623)	(c)	(46,685)	(17,314)	(1,352)	(c)	(18,666)	(65,351)
Total liabilities assumed	(93,564)	(4,623)		(98,187)	(33,360)	(330)		(33,690)	(131,877)
Net identifiable assets acquired	81,082	(5,683)		75,399	55,051	297		55,348	130,747
Goodwill	49,710	5,683		55,393	50,306	(297)		50,009	105,402
Net assets acquired	$130,792	$-		$130,792	$105,357	$-		$105,357	$236,149

Cash paid	$130,792	$-		$130,792	$105,357	$-		$105,357	$236,149
Assumption of liability	-	-		-	-	-		-	-
Fair value of consideration
transferred	130,792	-		130,792	105,357	-		105,357	236,149
Deferred consideration	-	-		-	-	-		-	-
Total consideration paid	$130,792	$-		$130,792	$105,357	$-		$105,357	$236,149

Return to Index
(a)
The Company acquired the U.S. and U.K. entities of Connectivity Solutions on July 25, 2014 and the China entity of Connectivity Solutions on August 29, 2014.  These values represent the fair values as of the respective acquisition dates.

(b)	Represents the purchase accounting adjustments reflecting the finalization of the acquisition-date fair values of property, plant and equipment associated with completion of third-party valuations.
(c)	Primarily represents the impact to deferred taxes reflecting the finalization of the allocation of identifiable intangible assets acquired.

Of the goodwill noted above, $17.7 million of goodwill associated with Power Solutions and $3.2 million of goodwill associated with Connectivity Solutions will be deductible for U.S. income tax purposes.

The results of operations of the 2014 Acquired Companies have been included in the Company's condensed consolidated financial statements for the period subsequent to their respective acquisition dates.  During the three months and nine months ended September 30, 2015, the 2014 Acquired Companies contributed revenue of $57.7 million and $175.0 million, respectively, and operating income of approximately $5.3 million and $13.0 million, respectively, to the Company's condensed consolidated financial results.  During the three and nine months ended September 30, 2014, the 2014 Acquisitions contributed revenue of $63.1 million and $70.3 million, respectively, and an operating loss of less than $0.1 million and $1.0 million, respectively, to the Company's condensed consolidated financial results.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014

Revenue	$163,040	$480,519
Net earnings	$8,171	$6,772
Net earnings per Class A common share - basic and diluted	$0.66	$0.54
Net earnings per Class B common share - basic and diluted	$0.70	$0.59

Disposition – Sale of NPS

On January 23, 2015, the Company completed the sale of the Network Power Systems ("NPS") product line and related transactions of the acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash. The sale also included $1.0 million of escrow pending Unipower's realization of certain sales targets. This sale was not classified as a discontinued operation since the disposal did not represent a strategic shift that would have a major impact on Bel's operations.  The net proceeds of $9.0 million from the sale were used to repay outstanding borrowings in accordance with the provisions of the Credit and Security Agreement (see Note 8, Debt).  The transaction provides that Bel will move processes and people to Unipower under an interim transition services agreement and Bel will also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million during the first quarter of 2015.  Of this amount, the Company has recognized net sales of $1.1 million and $3.2 million, respectively, in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015.  The Company will recognize the $1 million currently in escrow when and if Unipower realizes certain sales targets and such amount would be included in interest income and other, net on the condensed consolidated statements of operations.

Return to Index

3.	RESTRUCTURING ACTIVITIES

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2015 are as follows:

	Liability at		Effects of	Cash Payments	Liability at
	December 31,	New	Foreign	and Other	September 30,
	2014	Charges	Currency	Settlements	2015
Severance costs	$-	$1,093	$(13)	$(542)	$538
Other restructuring costs	-	223	-	(223)	-
Total	$-	$1,316	$(13)	$(765)	$538

During the nine months ended September 30, 2015, the Company's restructuring charges included costs related to reductions in headcount and consolidation and relocation of certain facilities and offices in North America, Asia and Europe and additional headcount reductions at Cinch US, Array and Connectivity Solutions Asia.
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

As of September 30, 2015 and December 31, 2014, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 at a carrying amount of $3.6 million and $6.5 million, respectively.  During the third quarter of 2015, the Company sold $2.8 million of its investments in the rabbi trust and utilized the proceeds to purchase additional company-owned life insurance.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.6 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.  As of September 30, 2015 and December 31, 2014, the Company had other marketable securities with a combined fair value of less than $0.1 million at each date, and gross unrealized gains of less than $0.1 million at each date.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

The fair value of the equity securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2015.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2015 or December 31, 2014.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At September 30, 2015, the estimated fair value of long-term debt was $197.1 million compared to a carrying amount of 197.7 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2015 or December 31, 2014.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangible assets, on at least an annual basis.  There were no triggering events that occurred during the nine months ended September 30, 2015 or 2014 that would warrant interim impairment testing.

Return to Index
5.            INVENTORIES

The components of inventories are as follows:
	September 30,	December 31,
	2015	2014
Raw materials	$47,970	$51,638
Work in progress	17,216	16,128
Finished goods	39,417	45,864
Inventories	$104,603	$113,630

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2015	2014
Land	$2,230	$3,293
Buildings and improvements	28,507	31,067
Machinery and equipment	118,530	117,178
Construction in progress	6,171	4,764
	155,438	156,302
Accumulated depreciation	(93,928)	(87,041)
Property, plant and equipment, net	$61,510	$69,261

Depreciation expense for the three months ended September 30, 2015 and 2014 was $3.8 million and $4.8 million, respectively.  Depreciation expense for the nine months ended September 30, 2015 and 2014 was $11.9 million and $10.1 million, respectively.

7.            ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Salaries, bonuses and related benefits	$17,637	$17,964
Warranty accrual	3,799	6,032
Sales commissions	2,928	3,017
Subcontracting labor	1,730	2,217
Other	17,627	13,358
	$43,721	$42,588

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

Return to Index

A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2015 is presented below:

Beginning balance as of January 1, 2015	$6,032
Charges and costs accrued	2,583
Adjustments related to pre-existing warranties (including changes in estimates)	(1,129)
Less repair costs incurred	(2,613)
Less cash settlements	(1,000)
Currency translation	(74)
Ending balance as of September 30, 2015	$3,799

8.	DEBT

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank") (as amended, the "Credit and Security Agreement" or "CSA").  The CSA consists of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL") and matures on June 18, 2019.  During 2014, the Company borrowed an aggregate amount of $238.0 million under the CSA to fund the 2014 Acquisitions.  The Company had outstanding borrowings of $197.7 million and $232.6 million under the CSA at September 30, 2015 and December 31, 2014, respectively.
The weighted-average interest rate in effect was 2.53% and 2.94% at September 30, 2015 and December 31, 2014, respectively, and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  During the three months ended September 30, 2015 and 2014, the Company incurred interest expense of $1.8 million and $1.9 million, respectively.  During the nine months ended September 30, 2015 and 2014, the Company incurred interest expense of $6.0 million and $2.1 million, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2015 was $43.5 million.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at September 30, 2015.  A total of $1.8 million of previously recorded liabilities for uncertain tax positions related principally to the 2012 tax year which will expire during the three months ending September 30, 2016.  Additionally, a total of $0.2 million of previously recorded liabilities for uncertain tax positions relating to the 2011 tax year were reversed during the quarter ended September 15, 2015 due to the expiration of the statute of limitations. This was offset by an increase to the liability for uncertain tax positions in the amount of $2.8 million which is included in the condensed consolidated statement of operations during the nine months ended September 30, 2015.

Return to Index

The Company's liabilities for uncertain tax positions are included in the following balance sheet captions:

	September 30,	December 31,
	2015	2014
Income taxes payable	$1,779	$203
Liability for uncertain tax positions	40,331	39,767
	$42,110	$39,970

As part of the acquisition of Power Solutions the Company acquired a $35.8 million liability for uncertain tax positions.  Of this amount, $12.0 million relates to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006.  The Company also acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  At the conclusion of the measurement period related to the Power Solutions acquisition and as of September 30, 2015, certain of these tax matters were being pursued with the applicable taxing authority.  From the date of acquisition through September 30, 2015, the Company has recorded $3.1 million of interest and penalties pertaining to this issue and will continue to accrue applicable interest and penalties until the matters are resolved or upon expiration of the respective statute of limitations. Any changes in facts and circumstances related to these tax matters will be recorded on a prospective basis and not included as purchase price adjustments.  The amounts noted in the table above, if recognized, would reduce the Company's effective tax rate.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2015 and 2014, the Company recognized $2.1 million and an immaterial amount, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the nine months ended September 30, 2015, the Company recognized a benefit of an immaterial amount for the reversal of such interest and penalties.  The Company has approximately $3.7 million and $1.6 million, accrued for the payment of such interest and penalties at September 30, 2015 and December 31, 2014, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

Upon the finalization of the purchase price allocations of Power Solutions and Connectivity Solutions, there were net deferred tax assets of $2.2 million and $1.2 million, respectively, arising from various temporary differences and net operating loss carry forward acquired, which are included in the condensed consolidated balance sheet at September 30, 2015.  In connection with the 2014 Acquisitions, the Company was required to complete a fair market value report of property, plant and equipment and intangibles.  As a result of that report, the Company established deferred tax liabilities at the date of acquisition in the amount of $3.1 million and $16.4 million, respectively, for the Power Solutions and Connectivity Solutions acquisitions. At September 30, 2015, a net deferred tax liability of $19.5 million remains on the condensed consolidated balance sheet for the 2014 Acquisitions.  See Note 2, Acquisitions and Disposition, for further information about the 2014 Acquisitions.

The Company has made elections to step up the tax basis to fair value under IRC Section 338(g) for the Power Solutions acquisitions and for a single jurisdiction with respect to the Connectivity Solutions acquisition.  The elections made under Section 338(g) only affect U.S. income taxes (not those of the foreign country where the acquired entities were incorporated).

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

10.            RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company's matching contributions are made in cash and are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the three months ended September 30, 2015 and 2014 amounted to $0.3 million in each period.  The expense for the nine months ended September 30, 2015 and 2014 amounted to $0.9 million and $0.6 million, respectively. As of September 30, 2015, the plan owned 13,928 and 169,989 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the three months ended September 30, 2015 and 2014 amounted to $0.1 million in each period. The expense for the nine months ended September 30, 2015 and 2014 amounted to $0.2 in each period. As of September 30, 2015, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4, Fair Value Measurements, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$138	$138	$414	$414
Interest cost	142	135	425	405
Net amortization	92	46	275	138
Net periodic benefit cost	$372	$319	$1,114	$957

	September 30,	December 31,
	2015	2014
Balance sheet amounts:
Minimum pension obligation
and unfunded pension liability	$14,997	$14,205

Amounts recognized in accumulated
other comprehensive loss, pretax:
Prior service cost	$911	$1,048
Net loss	3,164	3,302
	$4,075	$4,350

11.            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2015 and December 31, 2014 are summarized below:

	September 30,	December 31,
	2015	2014

Foreign currency translation adjustment, net of taxes of ($336) at
September 30, 2015 and ($142) at December 31, 2014	$(17,591)	$(9,351)
Unrealized holding gains on available-for-sale securities, net of taxes of
$220 at September 30, 2015 and $259 at December 31, 2014	365	429
Unfunded SERP liability, net of taxes of ($1,240) at September 30, 2015
and ($1,325) at December 31, 2014	(2,835)	(3,026)

Accumulated other comprehensive loss	$(20,061)	$(11,948)

Return to Index
Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2015 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2015	$(9,351)	$429	$(3,026)		$(11,948)
Other comprehensive (loss) income before reclassifications	(8,240)	(64)	-		(8,304)
Amount reclassified from accumulated other
comprehensive loss	-	-	191	(a)	191
Net current period other comprehensive (loss) income	(8,240)	(64)	191		(8,113)

Balance at September 30, 2015	$(17,591)	$365	$(2,835)		$(20,061)

(a) This reclassification relates to the amortization of prior service costs and gains/losses of $0.3 million (pre-tax) associated with the Company's
SERP plan. This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

12.            COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or financial position.  See the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for the details of all of Bel's material pending lawsuits.

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

The Company is a plaintiff in a lawsuit captioned Bel Fuse Inc. et al. v. Molex Inc. brought in the United District Court of New Jersey in April 2013.  The Company claims that Molex infringed three of the Company's patents related to integrated magnetic connector products.  Molex filed a motion to dismiss the complaint on August 6, 2013.  The Company filed an amended complaint and response on August 20, 2013.  Molex withdrew its original Motion to Dismiss and filed a second, revised Motion to Dismiss on September 6, 2013.  The Company filed its response on October 7, 2013.  The Court denied Molex's revised Motion to Dismiss on June 16, 2014.  In June 2014, Molex initiated an Inter Partes Review (IPR) at the U.S. Patent and Trademark Office for one of the three patents associated with this case.  The Company and Molex executed an agreement in September 2014 to terminate the IPR and to withdraw one of the patents from the district court litigation.  The Parties settled the case involving the two remaining patents for $0.5 million in September 2015 and the case was subsequently dismissed by the Court in October 2015.  The Company recognized the settlement amount in net sales on the condensed consolidated statements of operations.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheet.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

Return to Index
The Company, through its subsidiary Cinch Connectors Inc., is a defendant in an asbestos lawsuit captioned Richard Skrzypek vs. Adience Inc., et al. The lawsuit was filed in the Circuit Court for the County of Wayne in the State of Michigan. The complaint was amended to include Cinch Connectors Inc. and other defendants on November 13, 2014. The Company filed its answer to the complaint on January 23, 2015.  The Parties reached a settlement for an immaterial amount in November 2015.

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

13.             SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales to External Customers:
North America	$77,912	$79,384	$231,176	$143,180
Asia	48,320	54,656	142,451	148,927
Europe	17,929	22,301	58,207	46,319
	$144,161	$156,341	$431,834	$338,426

Net Sales:
North America	$81,483	$91,556	$252,991	$162,415
Asia	74,235	87,714	227,574	199,574
Europe	38,479	44,778	121,983	72,220
Less intercompany net sales	(50,036)	(67,707)	(170,714)	(95,783)
	$144,161	$156,341	$431,834	$338,426

Income from Operations:
North America	$5,777	$(1,998)	$8,031	$(2,733)
Asia	1,441	3,175	7,154	9,563
Europe	89	3,184	8,620	4,126
	$7,307	$4,361	$23,805	$10,956

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

The following items are included in the segment data presented above:

Recent Acquisitions – The 2014 Acquisitions contributed to Bel's segment sales and income from operations during the three and nine months ended September 30, 2015 and 2014 as follows:

Return to Index
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales to External Customers:
North America:
Power Solutions	$32,607	$36,517	$99,005	$41,554
Connectivity Solutions	15,453	11,941	43,928	11,941
	48,060	48,458	142,933	53,495
Asia:
Power Solutions	289	1,600	931	1,957
Connectivity Solutions	1,380	748	3,618	748
	1,669	2,348	4,549	2,705
Europe:
Power Solutions	6,343	10,963	22,324	12,802
Connectivity Solutions	1,678	1,295	5,169	1,295
	8,021	12,258	27,493	14,097

	$57,750	$63,064	$174,975	$70,297

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (Loss) from Operations:
North America:
Power Solutions	$3,366	$1,038	$1,511	$(87)
Connectivity Solutions	1,368	(1,299)	2,890	(1,299)
	4,734	(261)	4,401	(1,386)
Asia:
Power Solutions	(930)	(3,332)	(2,439)	(3,494)
Connectivity Solutions	(38)	112	(531)	112
	(968)	(3,220)	(2,970)	(3,382)
Europe:
Power Solutions	(358)	2,581	5,959	2,878
Connectivity Solutions	228	73	626	73
	(130)	2,654	6,585	2,951

	$3,636	$(827)	$8,016	$(1,817)

Return to Index

14.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator:
Net earnings	$4,920	$1,261	$16,302	$6,829
Less dividends declared:
Class A	130	131	391	391
Class B	681	679	2,041	1,986
Undistributed earnings	$4,109	$451	$13,870	$4,452

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$722	$80	$2,442	$802
Class B undistributed earnings	3,387	371	11,428	3,650
Total undistributed earnings	$4,109	$451	$13,870	$4,452

Net earnings allocation - basic and diluted:
Class A net earnings	$852	$211	$2,833	$1,193
Class B net earnings	4,068	1,050	13,469	5,636
Net earnings	$4,920	$1,261	$16,302	$6,829

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,719	9,591	9,694	9,420

Net earnings per share:
Class A - basic and diluted	$0.39	$0.10	$1.30	$0.55
Class B - basic and diluted	$0.42	$0.11	$1.39	$0.60

15.            RELATED PARTY TRANSACTIONS

In connection with the acquisition of Power Solutions in 2014, the Company maintains minority ownership in a joint venture in the PRC.  See Note 2, Acquisitions and Disposition.  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company paid $1.5 million for inventory purchases from the joint venture during the nine months ended September 30, 2015.  There were no purchases from the joint venture during the third quarter of 2015.  At September 30, 2015, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the condensed consolidated balance sheet.

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

The Company operates through three geographic segments:  North America, Asia and Europe.  In the nine months ended September 30, 2015, 54% of the Company's revenues were derived from North America, 33% from Asia and 13% from its Europe operating segment.  By product group, 38% of sales for the nine months ended September 30, 2015 related to the Company's power solutions and protection products, 32% related to the Company's connectivity solutions products and 30% related to the Company's magnetics products.

Our operating expenses are driven principally by the cost of labor where we produce our products, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in the mix of products sold may have a favorable or unfavorable impact on our costs of sales and gross profit.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and benefits and related allocations of factory overhead. Our products are manufactured in various facilities globally.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and nine months ended September 30, 2015 and/or future results include the following:

•
Recent Acquisitions – The Company completed its acquisition of Power Solutions in June 2014, and its acquisition of Connectivity Solutions in July 2014 and August 2014. During the three and nine months ended September 30, 2015, these acquired companies contributed combined sales of $57.7 million and $175.0 million, respectively.

•
Revenues – Excluding the revenue contributions from the 2014 Acquisitions as described above, the Company's revenues for the three and nine months ended September 30, 2015 decreased by $6.9 million and $11.3 million, respectively, as compared to the same periods of 2014.

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

Return to Index
•
Pricing and Availability of Materials – Pricing and availability of components that constitute raw materials in our manufacturing processes have been stable for most of the Company's product lines, although lead times on certain electrical components continue to be extended.  Pricing of electrical components during the nine months ended September 30, 2015 was flat compared to the same period of 2014.  With regard to commodity pricing, the costs of certain commodities that are contained in components and other raw materials, such as gold and copper, were lower during the three and nine months ended September 30, 2015 as compared to the same periods of 2014.  Any fluctuations in component prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on Bel's operating results.

•
Restructuring – The Company continues to implement restructuring programs in connection with integrating the 2014 Acquisitions into the legacy-Bel structure and other facility consolidation efforts. During the three and nine months ended September 30, 2015, the Company incurred $0.8 million and $1.3 million, respectively, as compared to $0.3 million and $1.4 million during the comparable periods of 2014, primarily for severance and termination benefits.  Restructuring efforts are expected to continue through the remainder of 2015, and we anticipate additional costs of approximately $1.0 million in the fourth quarter of 2015.  These efforts are projected to result in incremental savings of $3 million to $4 million on an annualized basis, beginning in the fourth quarter of 2015.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

•
Labor Costs – Labor costs as a percentage of sales for the legacy-Bel business were 13.9% of sales during the nine months ended September 30, 2015 as compared to 14.2% during the nine months ended September 30, 2014.  With the inclusion of the 2014 Acquisitions in our results, we expect lower consolidated labor costs as a percentage of sales in future periods.  Labor costs for the Power Solutions business during the nine months ended September 30, 2015 were 5.4% of the sales of the Power Solutions' business and Connectivity Solutions' labor costs were 7.2% of Connectivity Solutions' sales.

•
Acquisition-Related Costs – As a result of the 2014 Acquisitions, we incurred acquisition-related costs of $0.1 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, which includes professional fees for independent valuations and the completion of the independent carve-out audit for Connectivity Solutions.  The Company anticipates these costs to be minimal for the remainder of 2015.

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

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. See Provision for Income Taxes below and Note 9, Income Taxes.

Our integration efforts with respect to the 2014 Acquisitions are substantially completed, and the facility consolidations currently underway are expected to be complete by the end of 2015. We are encouraged by the progress of our new product development efforts and successful completion of various customer audits.  In general, we have reduced our costs, increased efficiencies and substantially improved quality over the past year and believe the Company is now well-positioned from a cost perspective.  Our main focus going forward after our integration efforts are completed will be on top line sales growth.

Return to Index

Summary by Operating Segment

Net sales to external customers by operating segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
North America	$77,912	54%	$79,384	51%	$231,176	54%	$143,180	42%
Asia	48,320	34%	54,656	35%	142,451	33%	148,927	44%
Europe	17,929	12%	22,301	14%	58,207	13%	46,319	14%
	$144,161	100%	$156,341	100%	$431,834	100%	$338,426	100%

Net sales to external customers in the Company's North America and Europe operating segments were favorably impacted during the nine months ended September 30, 2015 as compared to the same periods of 2014 due to the 2014 Acquisitions.  During the three months ended September 30, 2015, the 2014 Acquisitions contributed $48.1 million of their total net sales to North America, $1.7 million to Asia and $8.0 million to Europe. During the nine months ended September 30, 2015, the 2014 Acquisitions contributed $142.9 million of their total net sales to North America, $4.5 million to Asia and $27.5 million to Europe.

Net sales and income from operations by operating segment for the three months and nine months ended September 30, 2015 and 2014 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment sales:
North America	$81,483	$91,556	$252,991	$162,415
Asia	74,235	87,714	227,574	199,574
Europe	38,479	44,778	121,983	72,220
Total segment sales	194,197	224,048	602,548	434,209
Reconciling item:
Intersegment sales	(50,036)	(67,707)	(170,714)	(95,783)
Net sales	$144,161	$156,341	$431,834	$338,426

Income from operations:
North America	$5,777	$(1,998)	$8,031	$(2,733)
Asia	1,441	3,175	7,154	9,563
Europe	89	3,184	8,620	4,126
	$7,307	$4,361	$23,805	$10,956

See Note 13, Segments, for details on contributions from the 2014 Acquisitions to income from operations by segment.

Net Sales

The Company's net sales by major product line for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Magnetic solutions	$41,825	29%	$46,159	29%	$128,970	30%	$130,188	38%
Connectivity solutions	47,396	33%	44,985	29%	138,642	32%	107,352	32%
Power solutions and protection	54,940	38%	65,197	42%	164,222	38%	100,886	30%
	$144,161	100%	$156,341	100%	$431,834	100%	$338,426	100%

Return to Index
Magnetic Solutions:

The decreases in magnetic solutions' sales for the three and nine months ended September 30, 2015 were primarily due to a reduction in sales volume of Bel's integrated connector module (ICM) products of $3.4 million during the three months ended September 30, 2015 as compared to the respective period of 2014.

Connectivity Solutions:

The Connectivity Solutions acquisition contributed incremental sales of $4.5 million and $38.7 million to the connectivity solutions product line during the three and nine months ended September 30, 2015, respectively, as compared to the same periods of 2014.  Excluding the incremental impact of the Connectivity Solutions acquisition, connectivity solutions net sales decreased by $2.1 million, or 6.8%, during the third quarter of 2015 and by $7.4 million, or 8.0%, during the first nine months of 2015, as compared to the same periods of 2014.  The decreases were primarily due to declines in sales volumes from our legacy-Bel passive connector products and Cinch products.

Power Solutions and Protection:

The reduction in power solutions and protection sales during the third quarter of 2015 as compared to the same period of 2014 primarily related to Bel's decision to cease selling certain low margin products, resulting in a $9.8 million decrease in sales volumes of Power Solutions products and a $2.2 million decline in sales of our legacy DC/DC products.  These sales declines were partially offset by higher custom module sales of $1.9 million during the same period.  The Power Solutions acquisition contributed incremental sales of $65.9 million to the power solutions and protection product line during the nine months ended September 30, 2015 as compared to the same period of 2014.  Excluding the incremental impact of the Power Solutions acquisition, power solutions and protection net sales decreased by $2.6 million, or 5.9%, during the first nine months of 2015, as compared to the same period of 2014.  This decrease was primarily due to a reduction in sales volume of our legacy-Bel DC/DC products of $5.0 million during the nine months ended September 30, 2015 as compared to the same period of 2014, partially offset by an increase in sales of our custom module products of $2.3 million during the nine months ended September 30, 2015 as compared to the same period of 2014.

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Material costs	43.9%	46.8%	43.6%	45.0%
Labor costs	10.4%	10.7%	10.7%	12.4%
Research and development expenses	4.8%	4.2%	4.8%	4.1%
Other expenses	21.9%	20.5%	21.7%	20.8%
Total cost of sales	81.0%	82.2%	80.8%	82.3%

Material costs as a percentage of sales were lower during the third quarter and nine months of 2015 as compared to the respective periods of 2014.  Excluding the 2014 Acquisitions, legacy-Bel's material costs as a percentage of sales increased to 43.6% in the three months ended September 30, 2015 from 39.9% in the same period of 2014 and to 42.2% in the nine months ended September 30, 2015 from 41.5% in the same period of 2014.  This was due to the shift in the mix of products sold noted above, as our custom module products carry a higher material content than our ICM products.

Labor costs as a percentage of sales declined with the inclusion of the 2014 Acquisitions, particularly for Power Solutions, as their significant manufacturing sites are located in lower cost regions.  Legacy-Bel's labor costs as a percentage of sales decreased to 13.7% in the three months ended September 30, 2015 from 14.3% in the same period of 2014.  This decrease was primarily due to the reduction in sales of labor-intensive ICM products discussed above and a full quarter of sales in 2015 from the Connectivity Solutions acquisition, as Connectivity products have a lower labor content as compared to legacy-Bel products on average.  Legacy-Bel labor costs as a percentage of sales for the nine-month period decreased from 14.2% in 2014 to 13.9% in 2015 primarily due to an adequate return of trained labor following the 2015 Lunar New Year holiday, which eliminated the need for excess overtime to meet customer demand.  The inclusion of a full nine months in 2015 of sales from the 2014 Acquisitions also contributed to the year-over-year decline in labor costs as a percentage of sales.

Return to Index
Included in cost of sales are research and development (R&D) expenses of $6.9 million and $6.6 million for the three months ended September 30, 2015 and 2014, respectively, and $20.9 million and $14.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The majority of these increases relate to the incremental impact of R&D expense from the 2014 Acquired Companies of $0.4 million during the three months ended September 30, 2015 and $7.3 million during the nine months ended September 30, 2015.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses decreased $3.8 million during the third quarter of 2015 and increased $10.2 million in the nine months ended September 30, 2015 as compared with the same periods of 2014.  Excluding foreign currency exchange gains/losses, SG&A expenses for the 2014 Acquired Companies decreased from $11.0 million in the third quarter of 2014 to $8.1 million in the third quarter of 2015.  During the nine months ended September 30, 2015, SG&A expenses for the 2014 Acquired Companies (excluding foreign currency exchange gains/losses) increased to $27.4 million from $11.1 million during the comparable period of 2014.  This increase was due to a full nine months of expense in 2015 as compared to a partial period from the respective dates of acquisition in 2014.  The remaining variances were due to the following:

	Increase (Decrease)
	Compared to Same Period of 2014
	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Acquisition-related costs	$(3,746)	$(4,829)
Net unrealized gains on foreign currency revaluation	1,972	(2,645)
Other general and administrative expenses	903	1,383
	$(871)	$(6,091)

The net unrealized gains on foreign currency revaluation noted above were primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the nine months ended September 30, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances.  The increase in other general and administrative expenses during the third quarter of 2015 compared to the same period of 2014 was primarily due to higher legal and professional fees.

Interest Income and Other, net

Included in interest income and other, net in the three and nine months ended September 30, 2015 was the recognition of a settlement of the working capital item with ABB Ltd., which was after the conclusion of the measurement period. See Note 2, Acquisitions and Disposition, for further discussion.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits and losses occur.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The provision for income taxes for the three months ended September 30, 2015 and 2014 was $4.9 million and $1.3 million, respectively.  The Company's earnings before provision for income taxes for the three months ended September 30, 2015 were $7.3 million higher than the same period in 2014.  The Company's effective tax rate, representing the income tax provision as a percentage of earnings before provision for income taxes, was 49.8% for both the three months ended September 30, 2015 and 2014.  Although the effective tax rate remained consistent, there was a significant increase in the North America segment's pre-tax income and U.S. taxes resulting from taxes related to uncertain tax positions which was offset by a decrease in valuation allowances for the three months ended September 30, 2015 compared to the same period for 2014.

The provision for income taxes for the nine months ended September 30, 2015 was $6.2 million compared to $2.1 million for the nine months ended September 30, 2014.  The Company's earnings before income taxes for the nine months ended September 30, 2015 were $13.6 million higher than the same period in 2014.  The Company's effective tax rate was 27.7% and 23.7% for the nine months ended September 30, 2015 and 2014, respectively.   The change in the effective tax rate during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributed to an increase in U.S. taxes resulting from a significant increase in the North America segment's pre-tax income and an increase in U.S. taxes resulting from taxes related to uncertain tax positions and income from foreign acquired disregarded entities.  See Note 9, Income Taxes.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $66.7 million at September 30, 2015 (representing 87% of total cash and cash equivalents on hand) and $67.2 million at December 31, 2014 (representing 87% of total cash and cash equivalents on hand).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries outside the U.S. and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were repatriated to fund U.S. operations by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA").  At September 30, 2015, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2015 was $43.5 million, of which we had the ability to borrow $31.8 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA. See Note 8, Debt, for additional details.

Cash Flows

During the nine months ended September 30, 2015, the Company's cash and cash equivalents decreased by $0.8 million.  This decrease was primarily due to the following:

•	net repayments of revolver and long-term debt of $34.9 million;
•	purchases of property, plant and equipment of $8.3 million; and
•	payments of dividends of $2.3 million.

These items were partially offset by:
•
net cash provided by operating activities of $44.7 million, including the impact of the changes in accounts receivable and inventories described below and proceeds of $9.0 million received from the NPS sale and related transactions.

During the nine months ended September 30, 2015, accounts receivable decreased $5.9 million primarily due to slightly lower sales volume in the third quarter of 2015 as compared to the fourth quarter of 2014 and an improvement in collections during the third quarter of 2015.  Days sales outstanding (DSO) declined to 59 days at September 30, 2015 from 62 days at December 31, 2014.  Inventories decreased $7.5 million during the nine months ended September 30, 2015.  Inventory turns increased to 4.5 times per year at September 30, 2015 from 4.3 times per year at December 31, 2014.  Accounts payable had a corresponding decrease of $8.9 million during the nine months ended September 30, 2015.

As compared with the nine months ended September 30, 2014, cash provided by operating activities increased $25.8 million. Excluding the net cash proceeds received from the NPS sale, cash provided by operating activities increased $16.8 million.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 27.9% of the Company's total assets at September 30, 2015 and 27.8% of total assets at December 31, 2014. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.5 to 1 at September 30, 2015 and 2.6 to 1 at December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the nine months ended September 30, 2015.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of market risks.

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

Changes in internal control over financial reporting:  There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a) Exhibits:

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
November 6, 2015
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)