Form 10-Q
period 2016-03-31
BEL FUSE INC /NJ
filed 2016-05-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 2, 2016
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,690,652

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2015 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plans to," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar expressions.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2015 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS		(Revised)
Current Assets:
Cash and cash equivalents	$69,045	$85,040
Accounts receivable, net of allowance for doubtful accounts of $1,865
in 2016 and $1,747 in 2015	76,856	86,268
Inventories	99,981	98,510
Other current assets	13,072	10,653
Total current assets	258,954	280,471

Property, plant and equipment, net	55,985	57,611
Intangible assets, net	81,656	87,827
Goodwill	17,479	121,634
Deferred income taxes	3,162	8,304
Other assets	27,445	27,524
Total assets	$444,681	$583,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$49,134	$49,798
Accrued expenses	32,816	38,323
Current portion of long-term debt	9,896	24,772
Other current liabilities	7,759	8,959
Total current liabilities	99,605	121,852

Long-term Liabilities:
Long-term debt	152,017	158,776
Liability for uncertain tax positions	38,721	40,295
Minimum pension obligation and unfunded pension liability	15,448	15,576
Deferred income taxes	4,718	13,176
Other liabilities	349	574
Total liabilities	310,858	350,249

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,691,402 in 2016 and 9,701,977
in 2015 (net of 3,218,307 treasury shares)	969	970
Additional paid-in capital	25,144	24,440
Retained earnings	127,862	229,371
Accumulated other comprehensive loss	(20,369)	(21,876)
Total stockholders' equity	133,823	233,122
Total liabilities and stockholders' equity	$444,681	$583,371

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(Revised)

Net sales	$121,182	$142,015
Cost of sales	98,108	115,202
Gross profit	23,074	26,813

Selling, general and administrative expense	17,670	17,608
Impairment of goodwill and other intangible assets	108,583	-
Restructuring charges	228	158
(Loss) income from operations	(103,407)	9,047

Interest expense	(2,201)	(2,179)
Interest income and other, net	40	402
(Loss) earnings before (benefit) provision for income taxes	(105,568)	7,270

(Benefit) provision for income taxes	(4,872)	1,950
Net (loss) earnings available to common stockholders	$(100,696)	$5,320

Net (loss) earnings per common share:
Class A common share - basic and diluted	$(8.15)	$0.43
Class B common share - basic and diluted	$(8.55)	$0.45

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175
Class B common share - basic and diluted	9,701	9,670

Dividends paid per common share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(Revised)

Net (loss) earnings available to common stockholders	$(100,696)	$5,320

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0 in 2016 and ($160) in 2015	1,029	(10,335)
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $27 in 2016 and $33 and 2015	43	54
Change in unfunded SERP liability, net of taxes of $72 in 2016 and $28 in 2015	434	64
Other comprehensive income (loss)	1,506	(10,217)

Comprehensive loss	$(99,190)	$(4,897)

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2016	2015
		(Revised)
Cash flows from operating activities:
Net (loss) earnings	$(100,696)	$5,320
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	5,501	5,637
Stock-based compensation	708	722
Impairment of goodwill and other intangible assets	108,583	-
Amortization of deferred financing costs	681	516
Deferred income taxes	(3,455)	(1,050)
Net unrealized losses (gains) on foreign currency revaluation	345	(4,606)
Other, net	671	(268)
Changes in operating assets and liabilities:
Accounts receivable	9,640	4,566
Inventories	(1,199)	251
Account payable	(947)	2,408
Accrued expenses	(5,765)	(5,781)
Other operating assets/liabilities, net	(5,214)	8,478
Net cash provided by operating activities	8,853	16,193

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,640)	(2,750)
Proceeds from disposal/sale of property, plant and equipment	1	5
Net cash used in investing activities	(1,639)	(2,745)

Cash flows from financing activities:
Dividends paid to common stockholders	(770)	(764)
Payment of deferred financing costs	(718)	(10)
Borrowings under revolving credit line	-	4,500
Repayments of revolving credit line	-	(4,500)
Reduction in notes payable	(166)	(5)
Repayments of long-term debt	(21,597)	(11,688)
Net cash used in financing activities	(23,251)	(12,467)

Effect of exchange rate changes on cash and cash equivalents	42	513

Net (decrease) increase in cash and cash equivalents	(15,995)	1,494
Cash and cash equivalents - beginning of period	85,040	77,138
Cash and cash equivalents - end of period	$69,045	$78,632

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$359	$1,044
Interest payment	$1,518	$1,667

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheet as of March 31, 2016, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2015.

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

The accompanying condensed consolidated statement of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 reflect measurement period adjustments related to the 2014 Acquisitions.  The measurement period adjustments in the aggregate were not considered material to the condensed consolidated financial statements.

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the three months ended March 31, 2016.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This guidance was adopted by the Company effective January 1, 2016 and it did not have any impact on the Company's consolidated financial position or results of operations.

In January 2015, the FASB issued guidance on simplifying the income statement presentation by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.  Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration.  This guidance was adopted by the Company effective January 1, 2016 and it did not have any impact on the Company's consolidated financial position or results of operations.

In April 2015, the FASB issued guidance on simplifying the balance sheet presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. This guidance was adopted by the Company effective January 1, 2016 and it was applied retrospectively for all prior periods.  At March 31, 2016 and December 31, 2015, deferred financing costs totaling $3.7 million and $3.6 million, respectively, which were previously included in other assets, are reflected as a reduction in the carrying value of the Company's long-term debt on the condensed consolidated balance sheet.

Return to Index
In September 2015, the FASB issued guidance which simplifies the accounting for measurement period adjustments related to business combinations, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively.  Under this guidance, acquirers must recognize measurement period adjustments in the period in which they determine the amounts, including the effect on earnings of any amount they would have recorded in previous periods if the accounting had been completed at the acquisition date.  This guidance was adopted by the Company effective January 1, 2016.  Measurement period adjustments of any future acquisitions will be accounted for under this new guidance.

In November 2015, the FASB issued guidance which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet.  The guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent on the consolidated balance sheet.  This guidance may be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company adopted this guidance effective January 1, 2016 and it was applied retrospectively for all prior periods.  The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	December 31, 2015
	As Reported	Reclass	Revised

Other current assets	$15,636	$(4,983)	$10,653
Long-term deferred income tax assets	3,321	4,983	8,304
Other current liabilities	(9,133)	174	(8,959)
Long-term deferred income tax liabilities	(13,002)	(174)	(13,176)

Accounting Standards Issued But Not Yet Adopted

In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of operations. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of operations.  The new accounting guidance is effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. Certain provisions require retrospective/modified retrospective transition while others are to be applied prospectively. Management is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements.

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

Return to Index
In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. In April 2016, the FASB amended the previously issued guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method.  Management is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements, if any, including which transition method it will adopt.

2.	(LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net (loss) earnings per common share under the two-class method for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015

Numerator:
Net (loss) earnings	$(100,696)	$5,320
Less dividends declared:
Class A	131	131
Class B	682	678
Undistributed (loss) earnings	$(101,509)	$4,511

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(17,860)	$796
Class B undistributed (loss) earnings	(83,649)	3,715
Total undistributed (loss) earnings	$(101,509)	$4,511

Net (loss) earnings allocation - basic and diluted:
Class A net (loss) earnings	$(17,729)	$927
Class B net (loss) earnings	(82,967)	4,393
Net (loss) earnings	$(100,696)	$5,320

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	9,701	9,670

Net (loss) earnings per share:
Class A - basic and diluted	$(8.15)	$0.43
Class B - basic and diluted	$(8.55)	$0.45

3. FAIR VALUE MEASUREMENTS

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

Return to Index
As of March 31, 2016 and December 31, 2015, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.7 million at both March 31, 2016 and December 31, 2015.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of March 31, 2016 and December 31, 2015, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $3.7 million and $3.6 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2016 or March 31, 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2016.

There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2016 or December 31, 2015.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At March 31, 2016 and December 31, 2015, the estimated fair value of long-term debt was $166.2 million and $188.1 million, respectively, compared to a carrying amount of $161.9 million and $183.5 million, respectively. At March 31, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $3.7 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of new accounting guidance effective January 1, 2016 (see Note 1).  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2016.

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  While there were signs of potential improvement at year-end, the Company's actual revenue stream for the three months ended March 31, 2016 was significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2015), and is not projected to rebound to those levels in 2016.  The Company determined that current business conditions, and the resulting decrease in the Company's projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the first quarter of 2016.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the March 31, 2016 testing date.

The Company's Level 3 fair value analysis related to the interim test for goodwill impairment was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, which might directly impact each of the reporting units' operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the interim test performed as of March 31, 2016 as compared to those assumptions utilized during the annual valuation performed as of October 1, 2015.  Assumptions may vary by reporting unit.  The table below shows the range of assumptions utilized across the various reporting units.

Return to Index

Goodwill Impairment Analysis
Key Assumptions
	2016 - Interim	2015 - Annual

Income Approach - Discounted Cash Flows (a):
Revenue 5-year compound annual growth rate (CAGR)	(9.0%) - (0.6%)	2.6% - 2.7%
2016 EBITDA margins (b)	5.1% - 6.6%	7.2% - 8.4%
Cost of equity capital	11.6% - 14.7%	12.3% - 16.5%
Cost of debt capital	3.6% - 8.5%	2.4% - 5.9%
Weighted average cost of capital	10.0% - 14.0%	11.0% - 15.0%

Market Approach - Multiples of Guideline Companies (a):
Net operating revenue multiples used	0.4 - 0.6	0.4 - 0.5
Operating EBITDA multiples used (b)	5.9 - 6.3	5.0 - 5.3
Invested capital control premium	25%	25%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows	75%	75%
Market Approach - Multiples of Guideline Companies	25%	25%

(a) Ranges noted reflect assumptions and multiples used throughout the North America, Asia and Europe reporting units
(b) EBITDA represents earnings before interest, taxes, depreciation and amortization

The interim impairment test related to the Company's goodwill was performed by reporting unit.  The valuation test, which heavily weights future cash flow projections, indicated impairment of the goodwill associated with all three of the Company's reporting units.  As a result, the Company recorded non-cash goodwill impairment charges totaling $104.3 million during the first quarter of 2016.  The Company's goodwill associated with its reporting units originated from several of Bel's prior acquisitions, primarily Power Solutions and Connectivity Solutions (which represented $55.5 million and $55.0 million, respectively, of the carrying value of goodwill at the testing date).  The carrying value of the Company's goodwill was $121.6 million at December 31, 2015.  The remaining goodwill as of March 31, 2016 has a carrying value of $17.5 million.  See Note 4, Goodwill and Other Intangible Assets.

As further discussed in Note 4, Goodwill and Other Intangible Assets, the Company also performed an interim impairment analysis of its indefinite-lived intangible assets as of March 31, 2016.  Detailed below is a table of key underlying assumptions utilized in the Level 3 fair value estimate calculation of the Company's trademarks for the interim test performed as of March 31, 2016 as compared to those assumptions utilized during the annual valuation performed as of October 1, 2015.  Assumptions may vary by individual trademark.  The table below shows the range of assumptions utilized across the Company's various trademarks.

Trademark Impairment Analysis
Key Assumptions
	2016 - Interim	2015 - Annual

Revenue 5-year compound annual growth rate (CAGR)	(0.4%) - 2.7%	0.2% - 4.0%
Estimated fair royalty rate	0.25% - 1.5%	0.5% - 2.0%
Discount rate	11.0% - 15.0%	12.0% - 14.0%

Return to Index

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill classified by reportable operating segment for the three months ended March 31, 2016 are as follows:

	Total	North America	Asia	Europe

Balance at January 1, 2016
Goodwill, gross	$148,575	$63,364	$54,532	$30,679
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	121,634	49,298	41,657	30,679

Impairment charge	(104,263)	(41,495)	(41,633)	(21,135)
Foreign currency translation	108	-	(24)	132

Balance at March 31, 2016:
Goodwill, gross	148,683	63,364	54,508	30,811
Accumulated impairment charges	(131,204)	(55,561)	(54,508)	(21,135)
Goodwill, net	$17,479	$7,803	$-	$9,676

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.  As discussed in Note 3, Fair Value Measurements, goodwill is reviewed for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  The goodwill impairment test involved a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test must be performed to measure the amount of impairment loss.  In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.  If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within those regions.

The methods and assumptions utilized in determining the preliminary fair value of the three reporting units at the interim testing date are detailed in Note 3, Fair Value Measurements.  Due to the complexity and the effort required to estimate the fair value of the reporting units in step one of the impairment test and to estimate the fair value of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change.  Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the three reporting units.  As a result, the Company recorded its best estimate of $104.3 million for the goodwill impairment charge in the three months ended March 31, 2016, which is included in impairment of goodwill and other intangible assets on the condensed consolidated statement of operations.  Any adjustments to the estimated impairment loss following the completion of the measurement of the impairment will be recorded in the second quarter of 2016.

Other Intangible Assets

Other intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 2 to 24 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2015, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.  During the first quarter of 2016, management determined that sufficient indicators of potential impairment also existed to require an interim impairment review of our trademarks.  Based on the Company's preliminary analysis, the fair values of all of the Company's trademarks were lower than the respective carrying values.  As a result, the Company recorded a non-cash impairment of $4.3 million which is included in impairment of goodwill and other intangible assets on the condensed consolidated statements of operations in the three months ended March 31, 2016.

Return to Index

The components of intangible assets other than goodwill are as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$39,381	$8,812	$30,569	$39,388	$7,932	$31,456
Customer relationships	44,878	6,444	38,434	44,894	5,735	39,159
Non-compete agreements	2,740	2,016	724	2,753	1,838	915
Trademarks	11,970	41	11,929	16,338	41	16,297

	$98,969	$17,313	$81,656	$103,373	$15,546	$87,827

5. INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2016	2015
Raw materials	$43,299	$42,036
Work in progress	17,529	16,908
Finished goods	39,153	39,566
Inventories	$99,981	$98,510

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2016	2015
Land	$2,246	$2,240
Buildings and improvements	30,747	29,346
Machinery and equipment	118,486	116,921
Construction in progress	3,912	4,949
	155,391	153,456
Accumulated depreciation	(99,406)	(95,845)
Property, plant and equipment, net	$55,985	$57,611

Depreciation expense for the three months ended March 31, 2016 and 2015 was $3.7 million and $3.8 million, respectively.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Sales commissions	$2,485	$2,824
Subcontracting labor	1,458	1,942
Salaries, bonuses and related benefits	15,768	15,672
Warranty accrual	3,305	3,659
Other	9,800	14,226
	$32,816	$38,323

Return to Index

A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,
	2016	2015
Balance, January 1	$3,659	$6,032
Charges and costs accrued	16	1,288
Adjustments related to pre-existing warranties
(including changes in estimates)	(268)	(947)
Less repair costs incurred	(130)	(523)
Less cash settlements	-	(1,522)
Currency translation	28	5
Balance, March 31	$3,305	$4,333

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $165.6 million and $187.2 million at March 31, 2016 and December 31, 2015, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with no outstanding borrowings at March 31, 2016 or December 31, 2015.  At March 31, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $3.7 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of new accounting guidance effective January 1, 2016.  See Note 1, Basis of Presentation and Accounting Policies.
The weighted-average interest rate in effect was 2.75% at March 31, 2016 and 3.19% at December 31, 2015 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $2.2 million of interest expense during each of the three months ended March 31, 2016 and 2015.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

In March 2016, the Company amended the terms of the CSA to modify (i) the date by which the Company was obligated to make excess cash flow prepayments in 2016 on account of excess cash flow achieved for fiscal year 2015, (ii) the method of application of mandatory and voluntary prepayments related to the Company's loans, and (iii) the maximum Leverage Ratio of the Company allowed under the CSA for the period from the effective date of the amendment through September 2017.

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012 and for state examinations before 2009.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2005 in Asia and generally 2008 in Europe.  At March 31, 2016, the Company was under examination by the taxing authorities in Germany for the tax years 2011-2013.  This audit concluded in April 2016 and resulted in an immaterial amount of incremental tax expense.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at March 31, 2016.  The Company's liabilities for uncertain tax positions totaled $40.4 million and $42.2 million at March 31, 2016 and December 31, 2015, respectively, of which $1.7 million and $1.9 million, respectively, is included in other current liabilities.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of March 31, 2016, approximately $5.1 million of the Company's liabilities for uncertain tax positions are expected to be resolved during 2016 by way of settlement or expiration of the related statute of limitations.

Return to Index
In connection with the acquisition of the Power Solutions business in 2014, the Company acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  During the three months ended March 31, 2016, a portion of these tax matters was resolved with the taxing authorities which resulted in a reduction of $2.6 million in the liability for uncertain tax positions, of which $1.3 million related to interest and penalties. Resolution of the remaining tax matters are being actively pursued with the applicable taxing authority.  From the date of acquisition through March 31, 2016, the Company has recorded $3.8 million of interest and penalties pertaining to this issue, of which $0.4 million was reversed during the three months ended March 31, 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $1.9 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2016 and 2015, the Company recognized $0.5 million and $0.9 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the three months ended March 31, 2016 and 2015, the Company recognized a benefit of $1.3 million and an immaterial amount, respectively, for the reversal of such interest and penalties.  The Company has approximately $3.2 million and $4.0 million, accrued for the payment of such interest and penalties at March 31, 2016 and December 31, 2015, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended March 31, 2016 and 2015 amounted to $0.3 million in both periods. As of March 31, 2016, the plan owned 13,928 and 168,647 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2016 and 2015 amounted to approximately $0.1 million in both periods. As of March 31, 2016, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and highly compensated employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$148	$138
Interest cost	165	142
Net amortization	98	92
Net periodic benefit cost	$411	$372

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2016	2015
Prior service cost	$820	$866
Net loss	3,005	3,465
	$3,825	$4,331

Return to Index

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2016 and December 31, 2015 are summarized below:

	March 31,	December 31,
	2016	2015

Foreign currency translation adjustment, net of taxes of ($336) at
March 31, 2016 and ($336) at December 31, 2015	$(18,277)	$(19,305)
Unrealized holding gains on available-for-sale securities, net of taxes of
$292 at March 31, 2016 and $265 at December 31, 2015	478	434
Unfunded SERP liability, net of taxes of ($1,255) at March 31, 2016
and ($1,327) at December 31, 2015	(2,570)	(3,005)

Accumulated other comprehensive loss	$(20,369)	$(21,876)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2016 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2016	$(19,305)	$434	$(3,005)		$(21,876)
Other comprehensive income before reclassifications	1,028	44	369		1,441
Amount reclassified from accumulated other
comprehensive loss	-	-	66	(a)	66
Net current period other comprehensive income	1,028	44	435		1,507

Balance at March 31, 2016	$(18,277)	$478	$(2,570)		$(20,369)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

In 2015, the Company was provided notice of a potential patent infringement claim by Setec Netzwerke AG ("Setec"), a German company for the alleged infringement of their patent EP 306 934 B1.  Setec subsequently filed a lawsuit against the Company and three of its subsidiaries in Dusseldorf, Germany on January 29, 2016 for patent infringement.  The Company is in the process of preparing an Answer and defense to Setec's Complaint and does not have enough information at this time in order to make any further conclusions or assessments as to infringement or potential damages.

Return to Index
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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2016	2015
Net Sales to External Customers:
North America	$66,300	$76,760
Asia	35,762	45,521
Europe	19,120	19,734
	$121,182	$142,015

Net Sales:
North America	$69,254	$87,017
Asia	59,648	73,149
Europe	22,373	41,537
Less intercompany net sales	(30,093)	(59,688)
	$121,182	$142,015

Income from Operations:
North America	$(43,187)	$3,470
Asia	(38,808)	552
Europe	(21,412)	5,025
	$(103,407)	$9,047

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

The following items are included in the segment data presented above:

Impairment Charges – As further discussed in Note 4, Goodwill and Other Intangible Assets, the Company recorded a $108.6 million non-cash impairment charge related to its goodwill and trademarks during the first quarter of 2016.  Of this charge, $45.1 million was recorded in the Company's North America operating segment, $41.6 million was recorded in its Asia operating segment and $21.9 million was recorded in its Europe operating segment.

14. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company purchased $1.2 million of inventory from the joint venture during the three months ended March 31, 2015.  The Company did not purchase any inventory from the joint venture during the three months ended March 31, 2016.  At March 31, 2016, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.

Return to Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2015 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2015 Annual Report on Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Information," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the three months ended March 31, 2016, 55% of the Company's revenues were derived from North America, 29% from Asia and 16% from its Europe operating segment.  By product group, 35% of sales for the three months ended March 31, 2016 related to the Company's power solutions and protection products, 36% in connectivity solutions products and 29% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three months ended March 31, 2016 and/or future results include the following:

•
Revenues –The Company's revenues for the three months ended March 31, 2016 decreased by $20.8 million (or 14.7%) as compared to the three months ended March 31, 2015 and by $14.1 million (or 10.4%) as compared to the three months ended December 31, 2015.  We continued to experience softening of sales in the first quarter due to overall market conditions across all product lines.  In addition, the loss of a design cycle within the Power Solutions business during the timeframe from pre-acquisition through mid-2015 when quality issues were resolved has resulted in significant declines in Power Solutions sales over the past year.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company's gross margin percentage.  In general, our connectivity products have the highest contribution margins, our magnetic products are more labor intensive and are therefore less profitable than the connectivity products and our power products are on the lower end of our profit margin range, due to their high material content.  Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.

Return to Index
•
Impairment Charges – Due to continued market weakness in the first quarter of 2016, the Company reviewed its goodwill and other intangible assets for impairment.  As a result of our preliminary analysis, we recorded our best estimate of $108.6 million of non-cash impairment charges related to our goodwill and indefinite-lived trademarks.  We will be finalizing our analysis in the second quarter of 2016, and any resulting adjustments to the preliminary impairment charge will be recorded at that time.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. The Company incurred $0.2 million of restructuring charges during each of the three month periods ended March 31, 2016 and 2015.  These efforts are expected to continue throughout 2016 and provide meaningful cost savings through facility consolidations and other streamlining actions.

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our condensed consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and implements pricing actions to help mitigate the impact that changes in foreign currencies may have on its operating results. See Selling, General and Administrative Expense below for further details.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. As further discussed in Note 9, Income Taxes, we are working to resolve certain of the tax exposures that were acquired with the Power Solutions business.  Any future resolution or expiration of these tax exposures may result in a significantly lower effective tax rate during those periods.

While we continue to see general market weakness in our industry, our current backlog has remained stable over the past quarter.  We continue to introduce new products and have had recent design wins at larger tier-one customers, which should result in stronger sales within the Power Solutions business for the second half of 2016.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by operating segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016		2015
North America	$66,300	55%	$76,760	54%
Asia	35,762	29%	45,521	32%
Europe	19,120	16%	19,734	14%
	$121,182	100%	$142,015	100%

Sales in North America declined by $10.5 million, or 13.6%, during the first quarter of 2016 as compared to the same period of 2015, primarily due to the $8.3 million reduction in Power Solutions sales during that same time frame.  See Net Sales, Power Solutions and Protection, below.  The $9.8 million, or 21.4%, reduction in sales in Asia noted in the table above resulted from lower sales of DC/DC products and a reduction in customer demand for our ICM/TRP products in 2016.

Return to Index
Net sales and income from operations by operating segment for the three months ended March 31, 2016 and 2015 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended
	March 31,
	2016	2015
Total segment sales:
North America	$69,254	$87,017
Asia	59,648	73,149
Europe	22,373	41,537
Total segment sales	151,275	201,703
Reconciling item:
Intersegment sales	(30,093)	(59,688)
Net sales	$121,182	$142,015

Income from operations:
North America	$(43,187)	$3,470
Asia	(38,808)	552
Europe	(21,412)	5,025
	$(103,407)	$9,047

The non-cash impairment charge recorded during the first quarter of 2016 related to goodwill and other intangible assets impacted all of the Company's operating segments.  See Note 4, Goodwill and Other Intangible Assets, for further details of this charge and Note 13, Segments, for the allocation of this charge by operating segment.  Excluding this impairment charge, income from operations by operating segment for the three months ended March 31, 2016 was $1.8 million for North America, $2.7 million for Asia and $0.6 million for Europe.  The decline in North America was due to lower sales volume in 2016, partially offset by a $1.5 million reduction of value-added tax (VAT) expenses as discussed below.  The improvement in Asia operating income in 2016 resulted from lower sales of low-margin power products during 2016 versus 2015, in addition to a $1.3 million reduction of VAT expenses.  The income from operations for Europe in the first quarter of 2015 included $4.6 million of foreign exchange gains that were not recurring in 2016.

Net Sales

The Company's net sales by major product line for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016		2015
Magnetic solutions	$35,507	29%	$40,902	29%
Power solutions and protection	42,231	35%	55,482	39%
Connectivity solutions	43,444	36%	45,631	32%
	$121,182	100%	$142,015	100%

Magnetic Solutions:

We experienced reduced customer demand for our ICM/TRP products during the first quarter of 2016 as compared to 2015 due to the continued weakness in the macro environment.  This resulted in a $5.0 million decrease in sales related to these products in 2016.

Power Solutions and Protection:

The decline in power solutions and protection products during the first quarter of 2016 as compared to the same quarter of 2015 was primarily attributable to an $8.3 million reduction in Power Solutions sales, a reduction in DC/DC converter product sales of $3.2 million and a $1.6 million decline in custom module sales.  This product group was also impacted by the general market softness which continued into 2016.  The Power Solutions business is still showing year over year declines as we work through the new design cycles, which we were able to enter again in mid-2015 after quality issues had been resolved.  As the design-to-market cycle for the Power Solutions business is approximately 18 months, we anticipate seeing some growth in this business in late 2016.

Return to Index

Connectivity Solutions:

Sales declined as a result of weaker transportation and military sales, partially offset by improvements seen in distribution channel sales.  We continued to see general market weakness across most market segments during the first quarter of 2016 with the exception of commercial aerospace and Datacom.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Material costs	41.2%	44.1%
Labor costs	10.6%	10.5%
Research and development expenses	5.5%	4.9%
Other expenses	23.7%	21.6%
Total cost of sales	81.0%	81.1%

Material costs as a percentage of sales were lower during the three months ended March 31, 2016 as compared to the same period of 2015, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Included in cost of sales is research and development ("R&D") expense of $6.7 million for the three months ended March 31, 2016 and $7.0 million for the three months ended March 31, 2015.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the first quarter of 2016 by $2.1 million as compared to the same period of 2015.  The largest driver of the decrease in fixed costs was in support labor and fringe expense, which declined by $1.1 million in 2016 as compared to 2015, due to the operational efficiencies and restructuring efforts implemented in 2015.  The increase in other expenses as a percentage of sales is a function of the lower sales base in 2016 as compared to 2015.

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased $0.1 million in the three months ended March 31, 2016 as compared with the same period of 2015.  This increase consisted of the following:

Net foreign currency exchange gains/losses	$4,951
VAT expenses	(2,797)
Legal and professional fees	(670)
Other	(1,422)
Total increase	$62

The net foreign currency exchange gain/loss noted above was primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the three months ended March 31, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances, resulting in a gain of $4.6 million.  During the three months ended March 31, 2016, there was net foreign currency exchange loss of $0.3 million.

The $2.8 million reduction of the VAT expenses related to settlement of a tax liability which was originally recorded during the acquisition of the Power Solutions business.  The reduction in legal and professional fees noted above was due to the expiration of the Power Solutions transition services agreement late in the first quarter of 2015.  Other declines in SG&A during the first quarter of 2016 as compared to 2015 related primarily to a $0.6 million reduction in salaries and fringe expense and $0.3 million in lower office expenses, due to the recent restructuring efforts, as well as a $0.4 million reduction in acquisition-related costs as compared to the first quarter of 2015.

Return to Index
Impairment of Goodwill and Other Intangible Assets

During the three months ended March 31, 2016, the Company recorded a non-cash goodwill and other intangibles impairment charge of $108.6 million.  See Note 4, Goodwill and Other Intangible Assets, for details. The impairment charge does not impact in any future cash expenditures, impact liquidity, affect the ongoing business or financial performance, or impact compliance with our debt covenants.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The (benefit) provision for income taxes for the three months ended March 31, 2016 and 2015 was ($4.9) million and $2.0 million, respectively.  The Company's (loss) earnings before (benefit) provision for income taxes for the three months ended March 31, 2016 were approximately $112.8 million lower than the same period in 2015, primarily attributable to the $108.6 million impairment of the goodwill and intangible assets during the three months ended March 31, 2016.  The Company's effective tax rate was (4.6%) and 26.8% for the three month periods ended March 31, 2016 and 2015, respectively.  The change in the effective tax rate during the three months ended March 31, 2016 as compared to the same period of 2015, is primarily attributable to the tax effect related to the impairment of the goodwill and intangible assets, as well as the settlement of the liability for uncertain tax positions.  U.S. taxes were lower during the three months ended March 31, 2016 compared to the same period of 2015 due to a decrease in the North America segment's pre-tax income.  Foreign taxes were also lower in the first quarter of 2016 due to a significant decrease in the Europe segment income, offset in part by an increase in the Asia segment income.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $59.0 million at March 31, 2016 and $67.9 million at December 31, 2015 (representing 85% and 80%, respectively, of total cash on hand at each period).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries outside the U.S. and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were repatriated to fund U.S. operations by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.8% of the Company's total assets at March 31, 2016 and 29.4% of total assets at December 31, 2015. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 at March 31, 2016 and 2.3 to 1 at December 31, 2015.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 8, Debt, for additional details).  The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

In March 2016, the Company amended the terms of the CSA to modify (i) the date by which the Company was obligated to make excess cash flow prepayments in 2016 on account of excess cash flow achieved for fiscal year 2015, (ii) the method of application of mandatory and voluntary prepayments related to the Company's loans, and (iii) the maximum Leverage Ratio of the Company allowed under the CSA for the period from the effective date of the amendment through September 2017. In connection with this amendment to the CSA, the Company paid $0.7 million of deferred financing costs, and the modification to the amortization schedule resulted in $0.5 million of existing deferred financing costs to be accelerated and recorded as interest expense during the first quarter of 2016.

At March 31, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2016 was $50.0 million, of which we had the ability to borrow $36.7 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

Cash Flows

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, the Company's cash and cash equivalents decreased by $16.0 million.  This decrease was primarily due to the following:

Return to Index
•	repayments of long-term debt of $21.6 million;
•	purchases of property, plant and equipment of $1.6 million; and
•	net cash provided by operations of $8.9 million.

During the three months ended March 31, 2016, accounts receivable decreased by $9.6 million primarily due to lower sales volume in the first quarter of 2016 as compared to the fourth quarter of 2015.  Days sales outstanding (DSO) declined slightly to 58 days at March 31, 2016 from 59 days at December 31, 2015.  Inventory levels were flat at March 31, 2016 compared to December 31, 2015.

As compared with the three months ended March 31, 2015, cash provided by operating activities decreased $7.3 million, primarily due to the decline in sales.

Three Months Ended March 31, 2015

On January 23, 2015, the Company completed the sale of the Network Power Systems ("NPS") product line and related transactions of the acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash. The sale also included $1.0 million of escrow pending Unipower's realization of certain sales targets.  The transaction provided that Bel will move processes and people to Unipower under an interim transition services agreement and Bel will also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million during the three months ended March 31, 2015 and recognized net sales of $1.1 million and $0.9 million in the condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015, respectively.  The Company will recognize the $1 million currently in escrow when and if Unipower realizes certain sales targets and such amount would be included in interest income and other, net on the condensed consolidated statements of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the three months ended March 31, 2016.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of market risks.

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

Return to Index
Changes in internal controls over financial reporting:  There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.        Risk Factors

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Return to Index

Item 6. Exhibits

(a) Exhibits:

10.1
Second Amendment Agreement, dated as of March 21, 2016, by and among the Company, the Lenders defined in the Company's Credit and Security Agreement, dated as of June 19, 2014, as amended and restated as of June 30, 2014, and KeyBank National Association, as administrative agent for such lenders, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.

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
May 10, 2016
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Colin Dunn
Colin Dunn
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Return to Index

EXHIBIT INDEX

Exhibit 10.1 – Second Amendment Agreement, dated as of March 21, 2016, by and among the Company, the Lenders defined in the Company's Credit and Security Agreement, dated as of June 19, 2014, as amended and restated as of June 30, 2014, and KeyBank National Association, as administrative agent for such lenders, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.

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