Form 10-Q
period 2016-06-30
BEL FUSE INC /NJ
filed 2016-08-04
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2016
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,763,652

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2015 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2015 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS		(Revised)
Current Assets:
Cash and cash equivalents	$67,468	$85,040
Accounts receivable, net of allowance for doubtful accounts of $1,950
in 2016 and $1,747 in 2015	82,639	86,268
Inventories	99,336	98,510
Other current assets	12,259	10,653
Total current assets	261,702	280,471

Property, plant and equipment, net	53,713	57,611
Intangible assets, net	79,215	87,827
Goodwill	19,264	121,634
Deferred income taxes	4,504	3,438
Other assets	27,095	27,524
Total assets	$445,493	$578,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,148	$49,798
Accrued expenses	34,189	38,323
Current portion of long-term debt	9,725	24,772
Other current liabilities	7,283	8,959
Total current liabilities	101,345	121,852

Long-term Liabilities:
Long-term debt	146,776	158,776
Liability for uncertain tax positions	25,881	40,295
Minimum pension obligation and unfunded pension liability	15,729	15,576
Deferred income taxes	2,876	8,310
Other liabilities	346	574
Total liabilities	292,953	345,383

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,763,652 in 2016 and 9,701,977
in 2015 (net of 3,218,307 treasury shares)	976	970
Additional paid-in capital	25,839	24,440
Retained earnings	149,829	229,371
Accumulated other comprehensive loss	(24,321)	(21,876)
Total stockholders' equity	152,540	233,122
Total liabilities and stockholders' equity	$445,493	$578,505

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$131,622	$145,658	$252,805	$287,673
Cost of sales	105,930	117,098	204,040	232,301
Gross profit	25,692	28,560	48,765	55,372

Selling, general and administrative expenses	17,966	20,764	35,636	38,372
Impairment of goodwill and other intangible assets	(2,611)	-	105,972	-
Restructuring charges	373	344	601	502
Income (loss) from operations	9,964	7,452	(93,444)	16,498

Interest expense	(1,505)	(1,994)	(3,706)	(4,173)
Interest income and other, net	184	17	224	420
Earnings (loss) before (benefit) provision for income taxes	8,643	5,475	(96,926)	12,745

(Benefit) provision for income taxes	(14,133)	(587)	(19,005)	1,363
Net earnings (loss) available to common stockholders	$22,776	$6,062	$(77,921)	$11,382

Net earnings (loss) per common share:
Class A common share - basic and diluted	$1.83	$0.49	$(6.31)	$0.91
Class B common share - basic and diluted	$1.93	$0.52	$(6.61)	$0.97

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,729	9,693	9,715	9,682

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net earnings (loss) available to common stockholders	$22,776	$6,062	$(77,921)	$11,382

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0 in the three months ended June 30, 2016, ($34) in the three months ended June 30, 2015, $0 in the six months ended June 30, 2016 and ($194) in the six months ended
June 30, 2015	(4,071)	3,535	(3,043)	(6,801)
Unrealized gains on marketable securities arising during the period, net of taxes of $33 in the three months ended June 30, 2016, ($18) in the three months ended June 30, 2015, $60 in the six months ended June 30,
2016 and $15 in the six months ended June 30, 2015	54	(30)	98	25
Change in unfunded SERP liability, net of taxes of $32 in the three months ended June 30, 2016, $28 in the three months ended June 30, 2015, $104 in the six months ended June 30, 2016 and $56 in the six months ended
June 30, 2015	66	64	500	128
Other comprehensive income (loss)	(3,951)	3,569	(2,445)	(6,648)

Comprehensive income (loss)	$18,825	$9,631	$(80,366)	$4,734

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) earnings	$(77,921)	$11,382
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	10,968	11,589
Stock-based compensation	1,399	1,376
Impairment of goodwill and other intangible assets	105,972	-
Amortization of deferred financing costs	1,052	823
Deferred income taxes	(6,704)	(1,857)
Net unrealized gains on foreign currency revaluation	(582)	(4,906)
Other, net	1,180	(3,912)
Changes in operating assets and liabilities:
Accounts receivable, net	3,320	423
Inventories	(1,550)	1,621
Account payable	944	3,306
Accrued expenses	(4,134)	(2,387)
Other operating assets/liabilities, net	(17,610)	6,207
Net cash provided by operating activities	16,334	23,665

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,698)	(5,723)
Proceeds from disposal/sale of property, plant and equipment	1	58
Net cash used in investing activities	(3,697)	(5,665)

Cash flows from financing activities:
Repayments of long-term debt	(27,380)	(14,375)
Dividends paid to common stockholders	(1,540)	(1,527)
Payment of deferred financing costs	(718)	(15)
Borrowings under revolving credit line	-	3,500
Repayments of revolving credit line	-	(15,500)
Reduction in notes payable	(114)	(463)
Net cash used in financing activities	(29,752)	(28,380)

Effect of exchange rate changes on cash and cash equivalents	(457)	4,650

Net decrease in cash and cash equivalents	(17,572)	(5,730)
Cash and cash equivalents - beginning of period	85,040	77,138
Cash and cash equivalents - end of period	$67,468	$71,408

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$746	$1,894
Interest payments	$2,654	$3,359

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2015.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations, including the interim reporting requirements, of the SEC.  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

On June 19, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd. ("ABB").  On July 25, 2014, we completed our acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed our acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the six months ended June 30, 2016.

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

In April 2015, the FASB issued guidance on simplifying the balance sheet presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. This guidance was adopted by the Company effective January 1, 2016 and it was applied retrospectively for all prior periods.  At June 30, 2016 and December 31, 2015, deferred financing costs totaling $3.3 million and $3.6 million, respectively, which were previously included in other assets, are reflected as a reduction in the carrying value of the Company's long-term debt on the condensed consolidated balance sheet.

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

	December 31, 2015
	As Reported	Reclass	Revised

Other current assets	$15,636	$(4,983)	$10,653
Long-term deferred income tax assets	3,321	117	3,438
Other current liabilities	(9,133)	174	(8,959)
Long-term deferred income tax liabilities	(13,002)	4,692	(8,310)

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method.  Management is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements, if any, including which transition method it will adopt.

Return to Index
2.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Numerator:
Net earnings (loss)	$22,776	$6,062	$(77,921)	$11,382
Less dividends declared:
Class A	131	130	261	261
Class B	678	682	1,360	1,360
Undistributed earnings (loss)	$21,967	$5,250	$(79,542)	$9,761

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$3,856	$924	$(13,979)	$1,720
Class B undistributed earnings (loss)	18,111	4,326	(65,563)	8,041
Total undistributed earnings (loss)	$21,967	$5,250	$(79,542)	$9,761

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$3,987	$1,054	$(13,718)	$1,981
Class B net earnings (loss)	18,789	5,008	(64,203)	9,401
Net earnings (loss)	$22,776	$6,062	$(77,921)	$11,382

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,729	9,693	9,715	9,682

Net earnings (loss) per share:
Class A - basic and diluted	$1.83	$0.49	$(6.31)	$0.91
Class B - basic and diluted	$1.93	$0.52	$(6.61)	$0.97

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

Return to Index
Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2016 and December 31, 2015, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.8 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of June 30, 2016 and December 31, 2015, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $3.8 million and $3.6 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2016 or June 30, 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2016.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2016 or December 31, 2015.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At June 30, 2016 and December 31, 2015, the estimated fair value of long-term debt was $161.2 million and $188.1 million, respectively, compared to a carrying amount of $156.5 million and $183.5 million, respectively. At June 30, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $3.3 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of new accounting guidance effective January 1, 2016 (see Note 1).  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2016.

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.   These items are tested for impairment upon the occurrence of a triggering event.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  While there were signs of potential improvement at year-end, the Company's actual revenue stream for the three months ended March 31, 2016 was significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2015), and was not projected to rebound to those levels in 2016.  The Company determined that current business conditions, and the resulting decrease in the Company's projected undiscounted and discounted cash flows, constituted a triggering event, which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the first quarter of 2016.  The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the March 31, 2016 testing date.

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

The March 31, 2016 interim impairment test related to the Company's goodwill was performed by reporting unit (North America, Asia and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with all three of the Company's reporting units.  As a result, the Company recorded non-cash goodwill impairment charges totaling $104.3 million during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter of 2016. The Company's goodwill associated with its reporting units originated from several of Bel's prior acquisitions, primarily Power Solutions and Connectivity Solutions (which represented $55.5 million and $55.0 million, respectively, of the carrying value of goodwill at the testing date).  The carrying value of the Company's goodwill was $121.6 million at December 31, 2015.  The remaining goodwill as of June 30, 2016 has a carrying value of $19.3 million.  See Note 4, Goodwill and Other Intangible Assets.

As further discussed in Note 4, Goodwill and Other Intangible Assets, the Company had also performed an interim impairment analysis of its indefinite-lived intangible assets as of March 31, 2016.  Detailed below is a table of key underlying assumptions utilized in the Level 3 fair value estimate calculation of the Company's trademarks for the interim test performed as of March 31, 2016 as compared to those assumptions utilized during the annual valuation performed as of October 1, 2015.  Assumptions may vary by individual trademark.  The table below shows the range of assumptions utilized across the Company's various trademarks.

Trademark Impairment Analysis
Key Assumptions
	2016 - Interim	2015 - Annual

Revenue 5-year compound annual growth rate (CAGR)	(0.4%) - 2.7%	0.2% - 4.0%
Estimated fair royalty rate	0.25% - 1.5%	0.5% - 2.0%
Discount rate	11.0% - 15.0%	12.0% - 14.0%

Return to Index

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill classified by reportable operating segment for the six months ended June 30, 2016 are as follows:

	Total	North America	Asia	Europe

Balance at January 1, 2016
Goodwill, gross	$148,575	$63,364	$54,532	$30,679
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	121,634	49,298	41,657	30,679

Impairment charge	(101,650)	(40,408)	(41,633)	(19,609)
Foreign currency translation	(720)	-	(24)	(696)

Balance at June 30, 2016:
Goodwill, gross	147,855	63,364	54,508	29,983
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	$19,264	$8,890	$-	$10,374

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.  As discussed in Note 3, Fair Value Measurements, goodwill is reviewed for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  The goodwill impairment test involves a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test must be performed to measure the amount of impairment loss.  In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.  If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss and a reduction to goodwill.

During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the reporting units.

The methods and assumptions utilized in determining the preliminary fair value of the three reporting units at the interim testing date are detailed in Note 3, Fair Value Measurements.  Due to the complexity and the effort required to estimate the fair value of the reporting units in step one of the impairment test and to estimate the fair value of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates at March 31, 2016 were derived based on preliminary assumptions and analyses that were subject to change.  Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for all three of the reporting units.  As a result, the Company recorded its best estimate of $104.3 million for the non-cash goodwill impairment charge in the three months ended March 31, 2016, which is included in impairment of goodwill and other intangible assets on the condensed consolidated statement of operations.  The Company finalized its measurement of the goodwill impairment charge during the second quarter of 2016, which resulted in a $2.6 million reduction to the non-cash charge recorded during the first quarter of 2016.  The reduction to the charge was primarily due to the finalization of estimates and assumptions used in the determination of the unrecognized intangible assets included in the second step of the goodwill impairment test.

As of June 30, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

Other Intangible Assets

Other intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over their remaining useful lives of 1 to 18 years.

Return to Index
The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2015, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.  During the first quarter of 2016, management determined that sufficient indicators of potential impairment also existed to require an interim impairment review of our trademarks.  Based on the Company's preliminary analysis, the fair values of all of the Company's trademarks were lower than the respective carrying values.  As a result, the Company recorded a non-cash impairment of $4.3 million which is included in impairment of goodwill and other intangible assets on the condensed consolidated statements of operations in the three months ended March 31, 2016.  The Company finalized its measurement of the impairment charge related to its trademarks during the second quarter of 2016, resulting in no adjustment to the amount previously recorded during the first quarter of 2016.

The components of intangible assets other than goodwill are as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$39,081	$9,615	$29,466	$39,388	$7,932	$31,456
Customer relationships	44,449	7,042	37,407	44,894	5,735	39,159
Non-compete agreements	2,707	2,166	541	2,753	1,838	915
Trademarks	11,842	41	11,801	16,338	41	16,297

	$98,079	$18,864	$79,215	$103,373	$15,546	$87,827

Amortization expense for the three months ended June 30, 2016 and 2015 was $1.8 million and $2.0 million, respectively.  Amortization expense for the six months ended June 30, 2016 and 2015 was $3.6 million and $3.5 million, respectively.

5. INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2016	2015
Raw materials	$42,907	$42,036
Work in progress	17,786	16,908
Finished goods	38,643	39,566
Inventories	$99,336	$98,510

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2016	2015
Land	$2,242	$2,240
Buildings and improvements	30,726	29,346
Machinery and equipment	119,882	116,921
Construction in progress	2,559	4,949
	155,409	153,456
Accumulated depreciation	(101,696)	(95,845)
Property, plant and equipment, net	$53,713	$57,611

Depreciation expense for the three months ended June 30, 2016 and 2015 was $3.7 million and $4.0 million, respectively.  Depreciation expense for the six months ended June 30, 2016 and 2015 was $7.4 million and $8.1 million, respectively.  The 2015 depreciation amounts include adjustments related to the finalization of purchase accounting.

Return to Index

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Sales commissions	$2,429	$2,824
Subcontracting labor	1,472	1,942
Salaries, bonuses and related benefits	19,416	15,672
Warranty accrual	2,718	3,659
Other	8,154	14,226
	$34,189	$38,323

A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2016 and 2015 is presented below:

	Six Months Ended June 30,
	2016	2015
Balance, January 1	$3,659	$6,032
Charges and costs accrued	91	2,781
Adjustments related to pre-existing warranties
(including changes in estimates)	(735)	(1,040)
Less repair costs incurred	(278)	(1,577)
Less cash settlements	-	(1,522)
Currency translation	(19)	25
Balance, June 30	$2,718	$4,699

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $159.8 million and $187.2 million at June 30, 2016 and December 31, 2015, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with no outstanding borrowings at June 30, 2016 or December 31, 2015.  At June 30, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $3.3 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of new accounting guidance effective January 1, 2016.  See Note 1, Basis of Presentation and Accounting Policies.
The weighted-average interest rate in effect was 2.75% at June 30, 2016 and 3.19% at December 31, 2015 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.5 million and $2.0 million of interest expense during the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $4.2 million of interest expense during the six months ended June 30, 2016 and 2015, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

In March 2016, the Company amended the terms of the CSA to modify (i) the date by which the Company was obligated to make excess cash flow prepayments in 2016 on account of excess cash flow achieved for fiscal year 2015, (ii) the method of application of mandatory and voluntary prepayments related to the Company's loans, and (iii) the maximum Leverage Ratio of the Company allowed under the CSA for the period from the effective date of the amendment through September 2017.  The Company paid $0.7 million of fees in connection with this amendment to the CSA, which are being amortized over the remaining term of the agreement.

Return to Index

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012 and for state examinations before 2009.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2005 in Asia and generally 2008 in Europe.  At December 31, 2015, the Company was under examination by the taxing authorities in Germany for the tax years 2011-2013.  This audit concluded in April 2016 and resulted in an immaterial amount of incremental tax expense.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at June 30, 2016.  The Company's liabilities for uncertain tax positions totaled $27.6 million and $42.2 million at June 30, 2016 and December 31, 2015, respectively, of which $1.7 million and $1.9 million, respectively, is included in other current liabilities.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of June 30, 2016, approximately $1.7 million of the Company's liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of settlement or expiration of the related statute of limitations.

In connection with the acquisition of the Power Solutions business in 2014, the Company acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  During the three and six months ended June 30, 2016, a portion of these tax matters was resolved with the taxing authorities which resulted in a reduction of $11.2 million and $13.9 million, respectively, in the liability for uncertain tax positions, of which $9.8 million and $11.1 million related to interest and penalties, respectively. The Company is actively pursuing resolution of the remaining tax matters.  From the date of acquisition through June 30, 2016, the Company has recorded $3.9 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during the six months ended June 30, 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.6 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2016 and 2015, the Company recognized $0.6 million and $1.4 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the six months ended June 30, 2016 and 2015, the Company recognized a benefit of $2.6 million and an immaterial amount, respectively, for the reversal of such interest and penalties.  The Company has approximately $2.0 million and $4.0 million, accrued for the payment of such interest and penalties at June 30, 2016 and December 31, 2015, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended June 30, 2016 and 2015 amounted to $0.3 million in both periods. The expense for the six months ended June 30, 2016 and 2015 amounted to $0.6 million in both periods.  As of June 30, 2016, the plan owned 13,928 and 168,248 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2016 and 2015 amounted to $0.1 million in both periods and the expense for the six months ended June 30, 2016 and 2015 amounted to $0.1 million and 0.2 million, respectively. As of June 30, 2016, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

Return to Index

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$148	$138	$296	$276
Interest cost	165	142	330	283
Net amortization	98	92	196	183
Net periodic benefit cost	$411	$372	$822	$742

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2016	2015
Prior service cost	$775	$866
Net loss	2,952	3,465
	$3,727	$4,331

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2016 and December 31, 2015 are summarized below:

	June 30,	December 31,
	2016	2015

Foreign currency translation adjustment, net of taxes of ($336) at
June 30, 2016 and ($336) at December 31, 2015	$(22,348)	$(19,305)
Unrealized holding gains on available-for-sale securities, net of taxes of
$325 at June 30, 2016 and $265 at December 31, 2015	532	434
Unfunded SERP liability, net of taxes of ($1,223) at June 30, 2016
and ($1,327) at December 31, 2015	(2,505)	(3,005)

Accumulated other comprehensive loss	$(24,321)	$(21,876)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2016 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2016	$(19,305)	$434	$(3,005)		$(21,876)
Other comprehensive income before reclassifications	(3,043)	98	369		(2,576)
Amount reclassified from accumulated other
comprehensive loss	-	-	131	(a)	131
Net current period other comprehensive income	(3,043)	98	500		(2,445)

Balance at June 30, 2016	$(22,348)	$532	$(2,505)		$(24,321)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

Return to Index

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

In 2015, the Company was provided notice of a potential patent infringement claim by Setec Netzwerke AG ("Setec"), a German company, for the alleged infringement of their patent EP 306 934 B1.  Setec subsequently filed a lawsuit against the Company and three of its subsidiaries in Dusseldorf, Germany on January 29, 2016 for patent infringement.  The Company is in the process of preparing an answer and defense to Setec's Complaint and does not have enough information at this time in order to make any further conclusions or assessments as to infringement or potential damages.

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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales to External Customers:
North America	$67,349	$76,504	$133,650	$153,264
Asia	43,724	48,610	79,485	94,131
Europe	20,549	20,544	39,670	40,278
	$131,622	$145,658	$252,805	$287,673

Net Sales:
North America	$70,475	$84,491	$139,730	$171,508
Asia	66,969	80,189	126,617	153,338
Europe	23,432	41,967	45,805	83,504
Less intercompany net sales	(29,254)	(60,989)	(59,347)	(120,677)
	$131,622	$145,658	$252,805	$287,673

Income (Loss) from Operations:
North America	$1,392	$(1,215)	$(41,796)	$2,255
Asia	5,451	5,161	(33,358)	5,713
Europe	3,121	3,506	(18,290)	8,530
	$9,964	$7,452	$(93,444)	$16,498

	June 30,	December 31,
	2016	2015
Total Assets:
North America	$185,376	$238,930
Asia	170,161	231,063
Europe	89,956	108,512
	$445,493	$578,505

Return to Index

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

The following items are included in the segment data presented above:

Impairment Charges – As discussed in Note 4, Goodwill and Other Intangible Assets, the Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the first half of 2016 ($108.6 million recorded during the first quarter of 2016, offset by a $2.6 million reduction upon finalization of the impairment charge during the second quarter of 2016).  Of this charge, $44.0 million was recorded in the Company's North America operating segment, $41.7 million was recorded in its Asia operating segment and $20.3 million was recorded in its Europe operating segment.  These charges impacted the Company's income from operations for the six months ended June 30, 2016 and the reduction in goodwill accounted for the majority of the decline in total assets from December 31, 2015 noted above.

14. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company purchased $0.3 million and $1.5 million of inventory from the joint venture during the three and six months ended June 30, 2015, respectively.  The Company did not purchase any inventory from the joint venture during the three or six months ended June 30, 2016.  At June 30, 2016, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.

15. SUBSEQUENT EVENT

In July 2016, the Company closed on the sale of a property in Hong Kong which had a net book value of less than $0.1 million.  The consideration received related to this sale was $2.1 million.  The Company expects to record a gain on sale related to this property of approximately $2.0 million during the third quarter of 2016.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the six months ended June 30, 2016, 53% of the Company's revenues were derived from North America, 31% from Asia and 16% from its Europe operating segment.  By product group, 35% of sales for the six months ended June 30, 2016 related to the Company's power solutions and protection products, 35% in connectivity solutions products and 30% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and six months ended June 30, 2016 and/or future results include the following:

•
Revenues –The Company's revenues declined by $14.0 million (or 9.6%) in the second quarter of 2016 and by $34.9 million (or 12.1%) in the first half of 2016 as compared to the same periods of 2015.  The year-over-year declines in sales were primarily due to general market softness and the loss of a design cycle within the Power Solutions business during the timeframe from acquisition through mid-2015 when quality issues were being resolved.  On a sequential basis, the Company's revenues for the three months ended June 30, 2016 increased by $10.4 million (or 8.6%) as compared to the three months ended March 31, 2016, reflecting some improvement in distribution sales in the second quarter of 2016.

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

Return to Index
•
Impairment Charges – Due to continued market weakness in the first quarter of 2016, the Company reviewed its goodwill and other intangible assets for impairment.  As a result of our preliminary analysis during the three months ended March 31, 2016, we recorded a provisional $108.6 million non-cash impairment charge related to our goodwill and indefinite-lived trademarks during the three months ended March 31, 2016.  We finalized our analysis in the second quarter of 2016, resulting in a $2.6 million reduction to the previously-recorded estimate for a total non-cash impairment charge of $106.0 million.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. The Company incurred $0.4 million and $0.6 million of restructuring charges during the three and six months ended June 30, 2016, respectively.  The Company intends to continue to review its operations for further cost containment opportunities and additional restructuring charges may be incurred in the future.

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our condensed consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and implements pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The Company believes that its results of operations for the three and six months ended June 30, 2016 were not materially impacted by the referendum passed by Great Britain in June to exit the European Union, or the resulting depreciation of the Great Britain pound to the U.S. dollar.  See Selling, General and Administrative Expense and Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.

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

While we continue to see general market weakness in our industry, there have been select areas of growth within our product offerings.  Sales through our distribution channels, which had been down over the past year, started to rebound in the second quarter of 2016.  The commercial aerospace market continues to be an area of growth for our connectivity solution product sales.  For our power solutions and protection products, we anticipate that new product introductions, recent design wins, and other current design opportunities with our larger customers will lead to improved sales within this business in late-2016 and throughout 2017.  Our second quarter 2016 results reflect our ability to maintain our profit margins even during times of lower sales volumes.  The restructuring efforts that were implemented over the past two years have removed $15 million of annual fixed costs from the Company, allowing us to retain a higher percent of each incremental sales dollar as profit going forward.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by operating segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
North America	$67,349	51%	$76,504	53%	$133,650	53%	$153,264	53%
Asia	43,724	33%	48,610	33%	79,485	31%	94,131	33%
Europe	20,549	16%	20,544	14%	39,670	16%	40,278	14%
	$131,622	100%	$145,658	100%	$252,805	100%	$287,673	100%

Sales in North America declined during the three and six months ended June 30, 2016 as compared to the same periods of 2015, primarily due to reductions in Power Solutions sales of $7.8 million and $16.1 million, respectively.  See Net Sales, Power Solutions and Protection, below.  The reduction in sales in Asia noted in the table above for the three and six month periods resulted from lower sales of DC/DC products and a reduction in customer demand for our ICM/TRP products in 2016.

Return to Index
Net sales and income from operations by operating segment for the three and six months ended June 30, 2016 and 2015 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total segment sales:
North America	$70,475	$84,491	$139,730	$171,508
Asia	66,969	80,189	126,617	153,338
Europe	23,432	41,967	45,805	83,504
Total segment sales	160,876	206,647	312,152	408,350
Reconciling item:
Intersegment sales	(29,254)	(60,989)	(59,347)	(120,677)
Net sales	$131,622	$145,658	$252,805	$287,673

Income from operations:
North America	$1,392	$(1,215)	$(41,796)	$2,255
Asia	5,451	5,161	(33,358)	5,713
Europe	3,121	3,506	(18,290)	8,530
	$9,964	$7,452	$(93,444)	$16,498

The non-cash impairment charge recorded during the first half of 2016 related to goodwill and other intangible assets impacted all of the Company's operating segments in the six-month period ended June 30, 2016, and the $2.6 million reduction in the impairment charge during the second quarter reduced the impairment charge for the North America and Europe segments during the three months ended June 30, 2016.  See Note 4, Goodwill and Other Intangible Assets, for further details of this charge and Note 13, Segments, for the allocation of this charge by operating segment.  Excluding this impairment charge, income from operations by operating segment for the six months ended June 30, 2016 was $2.2 million for North America, $8.3 million for Asia and $2.0 million for Europe.  Excluding the impairment charge, income from operations in North America remained flat in the first half of 2016 as compared to the same period of 2015, as lower sales volume in 2016 was fully offset by a $3.4 million reduction of value-added tax (VAT) expenses as discussed in the Selling, General and Administrative Expense section below.  Excluding the impairment charge, the improvement in Asia operating income in 2016 resulted from lower sales of low-margin power solutions and protection products during 2016 versus 2015, in addition to a $1.8 million reduction of VAT expenses.  The income from operations for Europe in the first half of 2015 included $4.6 million of foreign exchange gains, which did not occur in 2016.

Net Sales

The Company's net sales by major product line for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
Magnetic solutions	$41,450	32%	$46,243	32%	$76,957	30%	$87,145	30%
Connectivity solutions	44,899	34%	45,615	31%	88,343	35%	91,246	32%
Power solutions and protection	45,273	34%	53,800	37%	87,505	35%	109,282	38%
	$131,622	100%	$145,658	100%	$252,805	100%	$287,673	100%

Magnetic Solutions:

We experienced reduced customer demand for our ICM/TRP products during 2016 as compared to 2015 due to the continued weakness in the macro environment.  This resulted in a decrease of $4.6 million and $9.6 million in sales related to these products during the three and six months ended June 30, 2016, respectively.

Power Solutions and Protection:

The decline in power solutions and protection products during the second quarter of 2016 as compared to the same quarter of 2015 was primarily attributable to a $7.8 million reduction in Power Solutions product sales and lower DC/DC converter product sales of $1.6 million, partially offset by a $0.5 million increase in custom module sales.  Similar drivers noted above impacted the six-month period of 2016 noted above, with a reduction in Power Solutions product sales of $16.1 million and lower DC/DC converter sales of $4.8 million as compared to the first half of 2015.  The power solutions and protection product group was also impacted by the general market softness which has continued throughout the first half of 2016.  The Power Solutions business is still showing year over year declines as we work through the new design cycles, which we were able to enter again in mid-2015 after quality issues had been resolved.  As the design-to-market cycle for the Power Solutions business is approximately 18 months, we anticipate seeing some growth in this business in late-2016 and throughout 2017.

Return to Index
Connectivity Solutions:

Sales declined as a result of weaker transportation and military sales, partially offset by an improvement in demand in distribution channel sales.  We continued to experience general market weakness across most market segments during the first half of 2016 with the exception of commercial aerospace and Datacom.

Cost of Sales

Cost of sales as a percentage of net sales for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Material costs	42.2%	42.7%	41.7%	43.4%
Labor costs	10.1%	11.2%	10.3%	10.8%
Research and development expenses	4.8%	4.9%	5.1%	4.9%
Other expenses	23.4%	21.6%	23.6%	21.7%
Total cost of sales	80.5%	80.4%	80.7%	80.8%

Material costs as a percentage of sales were lower during the three and six months ended June 30, 2016 as compared to the same periods of 2015, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Labor costs as a percentage of sales declined during both the three and six months ended June 30, 2016 as compared to the same periods of 2015 primarily due to the reduction in sales of our labor-intensive magnetic products discussed above.

Research and development (R&D) expenses were $6.3 million and $7.1 million for the three month periods ended June 30, 2016 and 2015, respectively, and $13.0 million and $14.1 million for the six-month periods ended June 30, 2016 and 2015, respectively.  The declines in R&D expenses during the 2016 periods primarily related to a decrease in overtime and premium pay, as well as lower product development expense associated with the 2016 design projects in the Power Solutions business.

The other expenses noted in the table above primarily consist of fixed cost items such as support labor and fringe benefits, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and six months ended June 30, 2016 by $0.6 million and $2.7 million, respectively, as compared to the same period of 2015.  The largest driver of the decrease in fixed costs was lower utilities, rent and other overhead costs in 2016 as compared to 2015, due to facility consolidations implemented in the second half of 2015.  The increase in other expenses as a percentage of sales is a function of the lower sales base in 2016 as compared to 2015.

Selling, General and Administrative Expense ("SG&A")

SG&A expense decreased $2.8 million and $2.7 million during the three and six months ended June 30, 2016, respectively, as compared with the same periods of 2015.  These decreases consisted of the following:

Return to Index

	(Decrease) Increase
	Compared to Same Period of 2015
	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
VAT expenses	$(2,358)	$(5,155)
Net foreign currency exchange gains/losses	(627)	4,324
Depreciation and amortization	(747)	(447)
Commissions	(346)	(475)
Salaries and fringe benefits	1,250	666
Other	30	(1,649)
Total decrease	$(2,798)	$(2,736)

The reduction of the VAT expenses related to settlement of a tax liability which was originally recorded during the acquisition of the Power Solutions business.  This acquired operating tax exposure was settled in full by the end of the second quarter of 2016.

The change in net foreign currency exchange gains/losses noted above for the six months ended June 30, 2016 was primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the six months ended June 30, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances, resulting in a gain of $4.9 million.  During the six months ended June 30, 2016, there was a net foreign currency exchange gain of $0.6 million, resulting in the unfavorable variance of $4.3 million noted above for the six months ended June 30, 2016.

During the three and six months ended June 30, 2015, the Company finalized the purchase price allocation adjustments related to the Power Solutions acquisition, including those related to property, plant and equipment. This resulted in an adjustment to depreciation and amortization during those periods.  Lower commissions reflect the reduced sales volume in 2016.  The increases noted above for salaries and fringe expense are reflective of higher incentive compensation expense in the 2016 periods, partially offset by savings from the restructuring efforts implemented during the latter half of 2015.  Other declines in SG&A during the six months ended June 30, 2016 as compared to the same period of 2015 primarily relate to a reduction in legal and professional fees of $0.7 million due to the expiration of the Power Solutions transition services agreement late in the first quarter of 2015, lower office expense of $0.6 million resulting from the restructuring efforts of late 2015 and lower acquisition-related costs of $0.3 million.

Impairment of Goodwill and Other Intangible Assets

The Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the first half of 2016 ($108.6 million recorded during the first quarter of 2016, reduced by $2.6 million upon finalization of the estimates and assumptions that supported the impairment charge during the second quarter of 2016). See Note 3, Fair Value Measurements, and Note 4, Goodwill and Other Intangible Assets, for details. The impairment charge does not impact any future cash expenditures, impact liquidity, affect the ongoing business or financial performance, or impact compliance with our debt covenants.

Interest Expense

Interest expense was $1.5 million in the three months ended June 30, 2016 compared with $2.0 million in the three months ended June 30, 2015 and was $3.7 million in the six months ended June 30, 2016 as compared with $4.2 million in the six months ended June 30, 2015. The decrease in interest expense was primarily due to the decline in the balance of our outstanding borrowings during 2016.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The benefit for income taxes for the three months ended June 30, 2016 and 2015 was $14.1 million and $0.6 million, respectively.  The Company's earnings before benefit for income taxes for the three months ended June 30, 2016 were approximately $3.2 million higher than the same period in 2015.  The Company's effective tax rate was (163.5%) and (10.7%) for the three month periods ended June 30, 2016 and 2015, respectively.  The change in the effective tax rate during the three months ended June 30, 2016 as compared to the same period of 2015, is primarily attributable to the settlement of liabilities for uncertain tax positions and, to a lesser extent, the finalization of the goodwill impairment.  U.S. taxes were lower during the three months ended June 30, 2016 compared to the same period of 2015 due to an increase in the North America segment's pre-tax losses, offset in part by higher foreign taxes in the second quarter of 2016.

The (benefit) provision for income taxes for the six months ended June 30, 2016 and 2015 was ($19.0) million and $1.4 million, respectively.  The Company's (loss) earnings before (benefit) provision for income taxes for the six months ended June 30, 2016 was  primarily attributable to the $106.0 million impairment of goodwill and intangible assets during the six months ended June 30, 2016.  The Company's effective tax rate was (19.6%) and 10.7% for the six month periods ended June 30, 2016 and 2015, respectively.  The change in the effective tax rate during the six months ended June 30, 2016 as compared to the same period of 2015, is primarily attributable to the tax effect related to the settlement of liabilities for uncertain tax positions and, to a lesser extent, the impairment of the goodwill and intangible assets.  U.S. taxes were lower during the six months ended June 30, 2016 compared to the same period of 2015 due to an increase in the North America segment's pre-tax losses.  This factor was offset in part by higher foreign taxes in the second quarter of 2016.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $52.5 million at June 30, 2016 and $67.9 million at December 31, 2015 (representing 78% and 80%, respectively, of total cash and cash equivalents on hand at each period).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were needed to fund the Company's U.S. operations and were repatriated by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 33.7% of the Company's total assets at June 30, 2016 and 29.6% of total assets at December 31, 2015. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 at June 30, 2016 and 2.3 to 1 at December 31, 2015.

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

At June 30, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2016 was $50.0 million, of which we had the ability to borrow $39.8 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

In July 2016, the Company closed on the sale of a property in Hong Kong which had a net book value of less than $0.1 million.  The consideration received related to this sale was $2.1 million.  The Company expects to record a gain on sale related to this property of approximately $2.0 million during the third quarter of 2016.

Cash Flows

Six Months Ended June 30, 2016

During the six months ended June 30, 2016, the Company's cash and cash equivalents decreased by $17.6 million.  This decrease was primarily due to the following:

•	repayments of long-term debt of $27.4 million; and
•	purchases of property, plant and equipment of $3.7 million; partially offset by
•	net cash provided by operations of $16.3 million.

During the six months ended June 30, 2016, accounts receivable, net decreased by $3.3 million primarily due to lower sales volume in the second quarter of 2016 as compared to the fourth quarter of 2015.  Days sales outstanding (DSO) was essentially flat at 59.5 days at June 30, 2016 as compared to 59 days at December 31, 2015.  Inventory levels were up slightly at June 30, 2016 compared to December 31, 2015.  Inventory turns declined to 4.2 times per year at June 30, 2016 from 4.5 times per year at December 31, 2015.  The change in other operating assets/liabilities, net of $17.6 million during the six months ended June 30, 2016 was primarily due to the resolution of portions of the liability for uncertain tax positions related to various tax matters discussed in Note 9, Income Taxes.

Return to Index
As compared with the six months ended June 30, 2015, cash provided by operating activities decreased $7.3 million, primarily due to the decline in sales.

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, the Company's cash and cash equivalents decreased by $5.7 million.  This decrease was primarily due to the following:

•	net repayments of long-term debt of $26.4 million;
•	purchases of property, plant and equipment of $5.7 million; and
•	payments of dividends of $1.5 million.

These items were partially offset by:
•	net cash proceeds of $9.0 million received from the Network Power Systems sale and related transactions; and
•	other net cash provided by operating activities of $14.7 million, including the impact of the changes in accounts receivable and inventories described below; and
•	a favorable impact of exchange rate changes on cash and cash equivalents of $4.7 million, primarily due to the appreciation of the U.S. dollar to the euro.

Critical Accounting Policies

Management's discussion and analysis of Bel's consolidated financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, warranties, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company's Financial Statements, "Basis of Presentation and Accounting Policies," included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the six months ended June 30, 2016.  On June 23, 2016, a referendum was passed by Great Britain to exit the European Union.  As a result, the Great Britain pound (GBP) depreciated against the U.S. dollar (USD) by approximately 10% at June 30, 2016 as compared to December 31, 2015.  The average rate for the six months ended June 30, 2016 depreciated by approximately 7% as compared to the average exchange rate for the same period of 2015.  The Company has two entities based in the U.K. that were impacted by the depreciation in the GBP versus the USD.  On a combined basis, these entities had sales of $10.8 million and operating income of $1.2 million during the six months ended June 30, 2016.  The impact of the depreciation of the GBP was not material to the Company's results of operations during that period. Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
August 4, 2016
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