Form 10-Q
period 2016-09-30
BEL FUSE INC /NJ
filed 2016-11-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2016
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,758,652

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS		(Revised)
Current Assets:
Cash and cash equivalents	$67,015	$85,040
Accounts receivable, net of allowance for doubtful accounts of $1,847
in 2016 and $1,747 in 2015	84,185	86,268
Inventories	96,344	98,510
Other current assets	11,334	10,653
Total current assets	258,878	280,471

Property, plant and equipment, net	52,073	57,611
Intangible assets, net	77,318	87,827
Goodwill	19,167	121,634
Deferred income taxes	4,988	3,438
Other assets	27,199	27,524
Total assets	$439,623	$578,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$46,388	$49,798
Accrued expenses	34,654	38,323
Current portion of long-term debt	10,453	24,772
Other current liabilities	6,609	8,959
Total current liabilities	98,104	121,852

Long-term Liabilities:
Long-term debt	136,267	158,776
Liability for uncertain tax positions	25,449	40,295
Minimum pension obligation and unfunded pension liability	16,010	15,576
Deferred income taxes	1,475	8,310
Other liabilities	322	574
Total liabilities	277,627	345,383

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,758,652 in 2016 and 9,701,977
in 2015 (net of 3,218,307 treasury shares)	976	970
Additional paid-in capital	26,476	24,440
Retained earnings	158,724	229,371
Accumulated other comprehensive loss	(24,397)	(21,876)
Total stockholders' equity	161,996	233,122
Total liabilities and stockholders' equity	$439,623	$578,505

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$128,809	$144,161	$381,614	$431,834
Cost of sales	102,234	116,749	306,273	349,050
Gross profit	26,575	27,412	75,341	82,784

Selling, general and administrative expenses	19,385	19,236	55,006	57,598
Impairment of goodwill and other intangible assets	-	-	105,972	-
Gain (loss) on sale of property, plant and equipment	2,099	(55)	2,083	(65)
Restructuring (credits) charges	(20)	814	581	1,316
Income (loss) from operations	9,309	7,307	(84,135)	23,805

Interest expense	(1,538)	(1,792)	(5,243)	(5,965)
Interest income and other, net	243	4,278	466	4,698
Earnings (loss) before (benefit) provision for income taxes	8,014	9,793	(88,912)	22,538

(Benefit) provision for income taxes	(1,696)	4,873	(20,701)	6,236
Net earnings (loss) available to common stockholders	$9,710	$4,920	$(68,211)	$16,302

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.78	$0.39	$(5.52)	$1.30
Class B common share - basic and diluted	$0.82	$0.42	$(5.78)	$1.39

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,760	9,719	9,730	9,694

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings (loss) available to common stockholders	$9,710	$4,920	$(68,211)	$16,302

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($111) in the three months ended September 30, 2016, $0 in the three months ended September 30, 2015, ($456) in the nine months ended September 30, 2016 and ($194) in the nine months ended
September 30, 2015	(156)	(1,439)	(3,199)	(8,240)
Increase (decrease) in unrealized gains on marketable securities arising during the period, net of taxes of $15 in the three months ended September 30, 2016, ($54) in the three months ended September 30, 2015, $74 in the nine months ended September 30,
2016 and ($39) in the nine months ended September 30, 2015	14	(89)	112	(64)
Change in unfunded SERP liability, net of taxes of $32 in the three months ended September 30, 2016, $28 in the three months ended September 30, 2015, $136 in the nine months ended September 30, 2016 and $84 in the nine months ended
September 30, 2015	65	63	566	191
Other comprehensive loss	(77)	(1,465)	(2,521)	(8,113)

Comprehensive income (loss)	$9,633	$3,455	$(70,732)	$8,189

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net (loss) earnings	$(68,211)	$16,302
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Impairment of goodwill and other intangible assets	105,972	-
Depreciation and amortization	16,370	17,124
Stock-based compensation	2,039	2,128
Amortization of deferred financing costs	1,467	1,130
Deferred income taxes	(8,115)	783
Net unrealized gains on foreign currency revaluation	(366)	(5,639)
(Gain) loss on sale/disposal of property, plant and equipment	(2,025)	235
Other, net	364	1,017
Changes in operating assets and liabilities:
Accounts receivable, net	1,785	5,888
Inventories	1,312	7,535
Account payable	(2,730)	(8,898)
Accrued expenses	(3,508)	1,555
Other operating assets/liabilities, net	(17,564)	5,575
Net cash provided by operating activities	26,790	44,735

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,590)	(8,317)
Purchase of company-owned life insurance (COLI)	(2,164)	(2,820)
Sale of SERP investments	2,164	2,820
Proceeds from disposal/sale of property, plant and equipment	2,129	31
Net cash used in investing activities	(3,461)	(8,286)

Cash flows from financing activities:
Repayments of long-term debt	(37,577)	(18,406)
Dividends paid to common stockholders	(2,314)	(2,295)
Payment of deferred financing costs	(718)	(15)
Borrowings under revolving credit line	-	5,500
Repayments of revolving credit line	-	(22,000)
Reduction in notes payable	(115)	(101)
Net cash used in financing activities	(40,724)	(37,317)

Effect of exchange rate changes on cash and cash equivalents	(630)	22

Net decrease in cash and cash equivalents	(18,025)	(846)
Cash and cash equivalents - beginning of period	85,040	77,138
Cash and cash equivalents - end of period	$67,015	$76,292

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$1,459	$1,731
Interest payments	$3,776	$4,844

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the nine months ended September 30, 2016.

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

In April 2015, the FASB issued guidance on simplifying the balance sheet presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. This guidance was adopted by the Company effective January 1, 2016 and it was applied retrospectively for all prior periods.  At September 30, 2016 and December 31, 2015, deferred financing costs totaling $2.9 million and $3.6 million, respectively, which were previously included in other assets, are reflected as a reduction in the carrying value of the Company's long-term debt on the condensed consolidated balance sheet.

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

Return to Index
2.	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Numerator:
Net earnings (loss)	$9,710	$4,920	$(68,211)	$16,302
Less dividends declared:
Class A common shares	131	130	392	391
Class B common shares	683	681	2,044	2,041
Undistributed earnings (loss)	$8,896	$4,109	$(70,647)	$13,870

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$1,557	$722	$(12,400)	$2,442
Class B undistributed earnings (loss)	7,339	3,387	(58,247)	11,428
Total undistributed earnings (loss)	$8,896	$4,109	$(70,647)	$13,870

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$1,688	$852	$(12,008)	$2,833
Class B net earnings (loss)	8,022	4,068	(56,203)	13,469
Net earnings (loss)	$9,710	$4,920	$(68,211)	$16,302

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,760	9,719	9,730	9,694

Net earnings (loss) per share:
Class A - basic and diluted	$0.78	$0.39	$(5.52)	$1.30
Class B - basic and diluted	$0.82	$0.42	$(5.78)	$1.39

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

As of September 30, 2016 and December 31, 2015, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.9 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

Return to Index
As of September 30, 2016 and December 31, 2015, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.7 million and $3.6 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2016 or September 30, 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2016.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2016 or December 31, 2015.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities (Level 2 inputs).  At September 30, 2016 and December 31, 2015, the estimated fair value of long-term debt was $150.2 million and $188.1 million, respectively, compared to a carrying amount of $146.7 million and $183.5 million, respectively. At September 30, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $2.9 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of new accounting guidance effective January 1, 2016 (see Note 1).  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2016.

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

(a) Ranges noted reflect assumptions and multiples used throughout the North America, Asia and Europe reporting units
(b) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA margin is calculated by dividing EBITDA by net sales.

The March 31, 2016 interim impairment test related to the Company's goodwill was performed by reporting unit (North America, Asia and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with all three of the Company's reporting units.  As a result, the Company recorded non-cash goodwill impairment charges totaling $104.3 million during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter of 2016. The Company's goodwill associated with its reporting units originated from several of Bel's prior acquisitions, primarily the Power-One Power Solutions business ("Power Solutions") acquired from ABB Ltd. in 2014 and the Connectivity Solutions business of Emerson Electric Co. ("Connectivity Solutions") acquired in 2014 (which represented $55.5 million and $55.0 million, respectively, of the carrying value of goodwill at the testing date).  The carrying value of the Company's goodwill was $121.6 million at December 31, 2015.  The remaining goodwill as of September 30, 2016 has a carrying value of $19.2 million.  See Note 4, Goodwill and Other Intangible Assets.

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

Trademark Impairment Analysis
Key Assumptions
	2016 - Interim	2015 - Annual

Revenue 5-year compound annual growth rate (CAGR)	(0.4%) - 2.7%	0.2% - 4.0%
Estimated fair royalty rate	0.25% - 1.5%	0.5% - 2.0%
Discount rate	11.0% - 15.0%	12.0% - 14.0%

Return to Index

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill classified by reportable operating segment for the nine months ended September 30, 2016 are as follows:

	Total	North America	Asia	Europe

Balance at January 1, 2016
Goodwill, gross	$148,575	$63,364	$54,532	$30,679
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	121,634	49,298	41,657	30,679

Impairment charge	(101,650)	(40,408)	(41,633)	(19,609)
Foreign currency translation	(817)	-	(24)	(793)

Balance at September 30, 2016:
Goodwill, gross	147,758	63,364	54,508	29,886
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	$19,167	$8,890	$-	$10,277

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

As of September 30, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

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

Return to Index
The components of intangible assets other than goodwill are as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,997	$10,482	$28,515	$39,388	$7,932	$31,456
Customer relationships	44,345	7,721	36,624	44,894	5,735	39,159
Non-compete agreements	2,694	2,278	416	2,753	1,838	915
Trademarks	11,804	41	11,763	16,338	41	16,297

	$97,840	$20,522	$77,318	$103,373	$15,546	$87,827

Amortization expense for the three months ended September 30, 2016 and 2015 was $1.7 million and $1.8 million, respectively.  Amortization expense for the nine months ended September 30, 2016 and 2015 was $5.3 million in each period.

5. INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2016	2015
Raw materials	$41,753	$42,036
Work in progress	18,912	16,908
Finished goods	35,679	39,566
Inventories	$96,344	$98,510

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2016	2015
Land	$2,245	$2,240
Buildings and improvements	30,833	29,346
Machinery and equipment	120,572	116,921
Construction in progress	3,098	4,949
	156,748	153,456
Accumulated depreciation	(104,675)	(95,845)
Property, plant and equipment, net	$52,073	$57,611

In July 2016, the Company closed on the sale of a property in Hong Kong which had a net book value of less than $0.1 million.  The consideration received related to this sale was $2.1 million.  The Company recorded a gain on sale related to this property of $2.1 million during the third quarter of 2016.

Depreciation expense for the three months ended September 30, 2016 and 2015 was $3.7 million and $3.8 million, respectively.  Depreciation expense for the nine months ended September 30, 2016 and 2015 was $11.1 million and $11.9 million, respectively.  The nine months September 30, 2015 depreciation expense includes adjustments related to the finalization of purchase accounting.

Return to Index

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Sales commissions	$2,294	$2,824
Subcontracting labor	1,420	1,942
Salaries, bonuses and related benefits	20,821	15,672
Warranty accrual	2,369	3,659
Other	7,750	14,226
	$34,654	$38,323

A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine Months Ended September 30,
	2016	2015
Balance, January 1,	$3,659	$6,032
Charges and costs accrued	142	2,583
Adjustments related to pre-existing warranties
(including changes in estimates)	(981)	(1,129)
Less repair costs incurred	(433)	(2,613)
Less cash settlements	-	(1,000)
Foreign currency translation	(18)	(74)
Balance, September 30,	$2,369	$3,799

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $146.7 million and $187.2 million at September 30, 2016 and December 31, 2015, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with no outstanding borrowings at September 30, 2016 or December 31, 2015.  During the nine months ended September 30, 2016, the Company made $37.6 million of debt repayments. At September 30, 2016 and December 31, 2015, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $2.9 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of accounting guidance effective January 1, 2016.  See Note 1, Basis of Presentation and Accounting Policies.
The weighted-average interest rate in effect was 2.81% at September 30, 2016 and 3.19% at December 31, 2015 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.5 million and $1.8 million of interest expense during the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $6.0 million of interest expense during the nine months ended September 30, 2016 and 2015, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

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

Return to Index

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012 and for state examinations before 2009.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2005 in Asia and generally 2008 in Europe.  At December 31, 2015, the Company was under examination by the taxing authorities in Germany for the tax years 2011 through 2013.  This audit concluded in April 2016 and resulted in an immaterial amount of incremental tax expense.

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at September 30, 2016.  The Company's liabilities for uncertain tax positions totaled $27.7 million and $42.2 million at September 30, 2016 and December 31, 2015, respectively, of which $2.3 million and $1.9 million, respectively, is included in other current liabilities.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of September 30, 2016, approximately $2.3 million of the Company's liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of settlement or expiration of the related statute of limitations.

In connection with the acquisition of the Power Solutions business in 2014, the Company acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  During the nine months ended September 30, 2016, a portion of these tax matters was resolved with the taxing authorities which resulted in a reduction of $13.9 million in the liability for uncertain tax positions, of which $11.1 million related to interest and penalties. The Company is actively pursuing resolution of the remaining tax matters.  From the date of acquisition through September 30, 2016, the Company has recorded $4.1 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during the nine months ended September 30, 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.7 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits arising from uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2016 and 2015, the Company recognized $0.8 million and $2.1 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the nine months ended September 30, 2016 and 2015, the Company recognized a benefit of $3.1 million and an immaterial amount, respectively, for the reversal of such interest and penalties.  The Company has approximately $1.7 million and $4.0 million, accrued for the payment of such interest and penalties at September 30, 2016 and December 31, 2015, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended September 30, 2016 and 2015 amounted to $0.3 million in both periods. The expense for the nine months ended September 30, 2016 and 2015 amounted to $0.8 million and $0.9 million, respectively.  As of September 30, 2016, the plan owned 13,928 and 164,462 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2016 and 2015 amounted to $0.1 million in both periods and the expense for the nine months ended September 30, 2016 and 2015 amounted to $0.2 million in both periods. As of September 30, 2016, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

Return to Index

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$148	$138	$445	$414
Interest cost	165	142	494	425
Net amortization	98	92	293	275
Net periodic benefit cost	$411	$372	$1,232	$1,114

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2016	2015
Prior service cost	$730	$866
Net loss	2,900	3,465
	$3,630	$4,331

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2016 and December 31, 2015 are summarized below:

	September 30,	December 31,
	2016	2015

Foreign currency translation adjustment, net of taxes of ($792) at
September 30, 2016 and ($336) at December 31, 2015	$(22,504)	$(19,305)
Unrealized holding gains on available-for-sale securities, net of taxes of
$339 at September 30, 2016 and $265 at December 31, 2015	546	434
Unfunded SERP liability, net of taxes of ($1,191) at September 30, 2016
and ($1,327) at December 31, 2015	(2,439)	(3,005)

Accumulated other comprehensive loss	$(24,397)	$(21,876)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2016 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2016	$(19,305)	$434	$(3,005)		$(21,876)
Other comprehensive income before reclassifications	(3,199)	112	369		(2,718)
Amount reclassified from accumulated other
comprehensive loss	-	-	197	(a)	197
Net current period other comprehensive (loss) income	(3,199)	112	566		(2,521)

Balance at September 30, 2016	$(22,504)	$546	$(2,439)		$(24,397)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB Ltd., a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

In 2015, the Company was provided notice of a potential patent infringement claim by Setec Netzwerke AG ("Setec"), a German company, for the alleged infringement of their patent EP 306 934 B1.  Setec subsequently filed a lawsuit against the Company and three of its subsidiaries in Dusseldorf, Germany on January 29, 2016 for patent infringement.  The Company filed its defense to Setec's complaint and a nullity lawsuit against Setec's patent on August 31, 2016.  The Court hearing on infringement is currently scheduled for March 23, 2017.  The Company does not have enough information at this time in order to make any further conclusions or assessments as to infringement or potential damages.

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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales to External Customers:
North America	$63,305	$77,912	$196,955	$231,176
Asia	47,188	48,320	126,673	142,451
Europe	18,316	17,929	57,986	58,207
	$128,809	$144,161	$381,614	$431,834

Net Sales:
North America	$66,503	$81,483	$206,232	$252,991
Asia	71,334	74,235	197,952	227,574
Europe	21,417	38,479	67,222	121,983
Less intercompany net sales	(30,445)	(50,036)	(89,792)	(170,714)
	$128,809	$144,161	$381,614	$431,834

Income (Loss) from Operations:
North America	$693	$5,777	$(41,103)	$8,031
Asia	8,332	1,441	(25,026)	7,154
Europe	284	89	(18,006)	8,620
	$9,309	$7,307	$(84,135)	$23,805

	September 30,	December 31,
	2016	2015
Total Assets:
North America	$171,706	$238,930
Asia	169,968	231,063
Europe	97,949	108,512
	$439,623	$578,505

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

The following items are included in the segment data presented above:

Impairment Charges – As discussed in Note 4, Goodwill and Other Intangible Assets, the Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the first half of 2016.  Of this charge, $44.0 million was recorded in the Company's North America operating segment, $41.7 million was recorded in its Asia operating segment and $20.3 million was recorded in its Europe operating segment.  These charges impacted the Company's income from operations for the nine months ended September 30, 2016 and the reduction in goodwill accounted for the majority of the decline in total assets from December 31, 2015 noted above.

14. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company purchased $1.5 million of inventory from the joint venture during the nine months ended September 30, 2015, respectively.  The Company did not purchase any inventory from the joint venture during the three or nine months ended September 30, 2016 or during the three months ended September 30, 2015.  At September 30, 2016, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the nine months ended September 30, 2016, 52% of the Company's revenues were derived from North America, 33% from Asia and 15% from its Europe operating segment.  By product group, 35% of sales for the nine months ended September 30, 2016 related to the Company's power solutions and protection products, 34% in connectivity solutions products and 31% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and nine months ended September 30, 2016 and/or future results include the following:

•
Revenues –The Company's revenues declined by $15.4 million (or 10.6%) in the third quarter of 2016 and by $50.2 million (or 11.6%) in the nine months ended September 30, 2016 as compared to the same periods of 2015.  The year-over-year declines in sales were primarily due to missed design cycles within the Power Solutions business and general market softness.  Sales in the third quarter of 2016 were also impacted by weak sales to distributors in the quarter, as their inventory levels were high following five consecutive quarters of growth.

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

•
Impairment Charges – Due to continued market weakness, the Company reviewed its goodwill and other intangible assets for impairment in the first quarter of 2016.  In connection with this analysis, we recorded a total non-cash impairment charge of $106.0 million related to our goodwill and indefinite-lived trademarks during the first half of 2016.  As of September 30, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. The Company continues to monitor the business climate and other factors on a quarterly basis, and will be performing its annual goodwill and intangible impairment testing during the fourth quarter of 2016.

Return to Index
•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. The Company incurred $0.6 million of restructuring charges during the nine months ended September 30, 2016, with no charges incurred during the third quarter of 2016.  In October 2016, the Company announced its decision to close its manufacturing facility in Shanghai, PRC and transition the operations to other existing Bel facilities.  It is currently estimated that pre-tax restructuring charges associated with the Shanghai closure, consisting primarily of termination benefits, will be approximately $1.2 million.  We anticipate the majority of these costs will be incurred during the fourth quarter of 2016.  Annual savings of approximately $2 million are expected from this initiative once fully implemented ($1.0 million within cost of sales and $1.0 million within selling, general and administrative expenses).

•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our condensed consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The Company believes that its results of operations for the three and nine months ended September 30, 2016 were not materially impacted by the referendum passed by Great Britain in June 2016 to exit the European Union, or the resulting depreciation of the Great Britain pound to the U.S. dollar.  See Selling, General and Administrative Expense and Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

While we continue to see general market weakness in our industry, there have been select areas of growth within our product offerings.  We saw an increase in sales of expanded beam fiber optic connectors and fuel quantity monitoring products within our connectivity solutions group this quarter, which contributed to our profit margin improvement.  For our power solutions and protection products, we anticipate that opportunities with customers that build their own datacenters and cloud computing applications will lead to improved sales within this business throughout 2017.  Our third quarter 2016 results reflect our continued ability to maintain our profit margins even during times of lower sales volumes.  The restructuring efforts that were implemented over the past two years have removed $15 million of annual fixed costs from the Company, allowing us to retain a higher percent of each incremental sales dollar as profit going forward.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by operating segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
North America	$63,305	49%	$77,912	54%	$196,955	52%	$231,176	54%
Asia	47,188	37%	48,320	34%	126,673	33%	142,451	33%
Europe	18,316	14%	17,929	12%	57,986	15%	58,207	13%
	$128,809	100%	$144,161	100%	$381,614	100%	$431,834	100%

Sales in North America declined during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, primarily due to reductions in power solutions and protection sales of $10.1 million and $31.8 million, respectively.  See Net Sales, Power Solutions and Protection, below.  North America sales were also impacted by lower military spending for our connectivity solutions products and reduced sales through distributors. The decline in sales in Asia noted in the table above for the three and nine month periods resulted from lower sales of DC/DC products of $1.5 million and $6.3 million, respectively, and the nine month period was also impacted by a $9.6 million reduction in customer demand for our ICM/TRP products in 2016.

Return to Index
Net sales and income from operations by operating segment for the three and nine months ended September 30, 2016 and 2015 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment sales:
North America	$66,503	$81,483	$206,232	$252,991
Asia	71,334	74,235	197,952	227,574
Europe	21,417	38,479	67,222	121,983
Total segment sales	159,254	194,197	471,406	602,548
Reconciling item:
Intersegment sales	(30,445)	(50,036)	(89,792)	(170,714)
Net sales	$128,809	$144,161	$381,614	$431,834

Income from operations:
North America	$693	$5,777	$(41,103)	$8,031
Asia	8,332	1,441	(25,026)	7,154
Europe	284	89	(18,006)	8,620
	$9,309	$7,307	$(84,135)	$23,805

The non-cash impairment charge recorded during the first half of 2016 related to goodwill and other intangible assets impacted all of the Company's operating segments in the nine-month period ended September 30, 2016.  See Note 4, Goodwill and Other Intangible Assets, for further details of this charge and Note 13, Segments, for the allocation of this charge by operating segment.  Excluding this impairment charge, income from operations by operating segment for the nine months ended September 30, 2016 was $2.9 million for North America, $16.6 million for Asia and $2.3 million for Europe.

Excluding the impairment charge, income from operations in North America was down by $5.1 million during the nine months ended September 30, 2016 as compared to the same period of 2015, due to the 18.5% decline in North America segment sales noted above, offset by a $3.4 million reduction of value-added tax (VAT) expenses as discussed in the Selling, General and Administrative Expense section below.  Excluding the impairment charge, Asia operating income in 2016 more than doubled from the same period of 2015, primarily due to lower sales of low-margin power solutions and protection products during 2016 versus 2015, in addition to a $1.8 million reduction of VAT expenses.  The income from operations for Europe during the nine months ended September 30, 2015 included $4.1 million of foreign exchange gains, which did not occur in 2016.

Net Sales

The Company's net sales by major product line for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Magnetic solutions	$42,268	33%	$41,825	29%	$119,225	31%	$128,970	30%
Connectivity solutions	41,666	32%	47,396	33%	130,009	34%	138,642	32%
Power solutions and protection	44,875	35%	54,940	38%	132,380	35%	164,222	38%
	$128,809	100%	$144,161	100%	$381,614	100%	$431,834	100%

Magnetic Solutions:

We experienced reduced customer demand for our ICM/TRP products due to the continued weakness in the macro environment, particularly during the first half of 2016, which impacted our nine-month sales volumes noted above. This resulted in a decrease of $9.6 million in sales related to these products during the nine months ended September 30, 2016.  Sales of these products during the third quarter of 2016 remained relatively steady with sales volumes during the same quarter of 2015.

Return to Index

Power Solutions and Protection:

The decline in power solutions and protection products during the third quarter of 2016 as compared to the same quarter of 2015 was primarily attributable to a $8.3 million reduction in Power Solutions product sales and lower DC/DC converter product sales of $1.5 million.  Similar drivers impacted the nine-month period of 2016 noted above, with a reduction in Power Solutions product sales of $24.4 million and lower DC/DC converter sales of $6.3 million as compared to the same period of 2015.  The power solutions and protection product group was also impacted by the general market softness which has continued through the third quarter of 2016.  The Power Solutions business is still showing year over year declines as we work through the new design cycles, which we were able to enter again in mid-2015 after quality issues had been resolved.  As the design-to-market cycle for the Power Solutions business is approximately 18 months, we anticipate seeing some growth in this business in 2017.

Connectivity Solutions:

Sales declined as a result of weaker military sales and a slow quarter for sales to distributors, as their inventory levels were high following five consecutive quarters of growth.  We continued to experience general market weakness across most market segments during the nine months ended September 30, 2016 with the exception of commercial aerospace and Datacom.

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Material costs	42.1%	43.9%	41.8%	43.6%
Labor costs	10.3%	10.4%	10.3%	10.7%
Research and development expenses	5.1%	4.8%	5.2%	4.8%
Other expenses	21.9%	21.9%	23.0%	21.7%
Total cost of sales	79.4%	81.0%	80.3%	80.8%

Material costs as a percentage of sales were lower during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product groups.

Labor costs as a percentage of sales declined during the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to the reduction in sales of our labor-intensive magnetic products discussed above.

Research and development (R&D) expenses were $6.6 million and $6.9 million for the three month periods ended September 30, 2016 and 2015, respectively, and $19.7 million and $20.9 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  The declines in R&D expenses during the 2016 periods primarily related to a decrease in overtime and premium pay, as well as lower product development expense associated with the 2016 design projects in the Power Solutions business.

The other expenses noted in the table above primarily consist of fixed cost items such as support labor and fringe benefits, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and nine months ended September 30, 2016 by $3.5 million and $6.3 million, respectively, as compared to the same period of 2015.  The largest factor of the decrease in fixed costs was lower utilities, rent and other overhead costs in 2016 as compared to 2015, due to facility consolidations implemented in the second half of 2015.  The increase in other expenses as a percentage of sales is a function of the lower sales base in 2016 as compared to 2015.

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased by $0.1 million and decreased by $2.6 million during the three and nine months ended September 30, 2016, respectively, as compared with the same periods of 2015.  These decreases consisted of the following:

Return to Index

	Increase (Decrease)
	Compared to Same Period of 2015
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
VAT expenses	$-	$(5,155)
Net foreign currency exchange gains/losses	949	5,273
Depreciation and amortization	(92)	(539)
Commissions	(419)	(894)
Office expenses	(466)	(1,066)
Salaries and fringe benefits	(468)	199
Other	645	(410)
Total increase (decrease)	$149	$(2,592)

The reduction of the VAT expenses related to settlement of a tax liability which was originally recorded during the acquisition of the Power Solutions business.  This acquired operating tax exposure was settled in full by the end of the second quarter of 2016.

The change in net foreign currency exchange gains/losses noted above for the nine months ended September 30, 2016 was primarily due to the appreciation of the U.S. dollar against the euro within the Power Solutions business and changes in other foreign currencies during the nine months ended September 30, 2015, which in turn impacted the revaluation of some of the Company's intercompany loans and, to a lesser extent, intercompany receivable and payable balances, resulting in a gain of $5.6 million.  During the nine months ended September 30, 2016, there was a net foreign currency exchange gain of $0.4 million, resulting in the unfavorable variance of $5.3 million noted above for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2015, the Company finalized the purchase price allocation adjustments related to the Power Solutions acquisition, including those related to property, plant and equipment. This resulted in an adjustment to depreciation and amortization during those periods.  Lower commissions reflect the reduced sales volume in 2016.  The decrease in office expenses was primarily due to savings from the restructuring efforts implemented during the latter half of 2015. The increase noted above for salaries and fringe expense for the nine-month period is primarily due to higher incentive compensation expenses in the 2016 periods, partially offset by savings from the 2015 restructuring efforts.  The increase in other SG&A expenses during the third quarter of 2016 compared to the same period of 2015 primarily related to an increase in legal and professional fees of $0.3 million due to Enterprise Resource Planning (ERP) system assessment costs.  Other declines in SG&A during the nine months ended September 30, 2016 as compared to the same period of 2015 primarily relate to a reduction in legal and professional fees of $0.4 million due to the expiration of the Power Solutions information technology transition services agreement late in the first quarter of 2015 and lower acquisition-related costs of $0.4 million.

Impairment of Goodwill and Other Intangible Assets

The Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the nine months ended September 30, 2016. See Note 3, Fair Value Measurements, and Note 4, Goodwill and Other Intangible Assets, for details. The impairment charge does not impact any future cash expenditures, impact liquidity, affect the ongoing business or financial performance, or impact compliance with our debt covenants.

Gain (Loss) on Sale of Property, Plant and Equipment

In July 2016, the Company closed on the sale of a property in Hong Kong which had a net book value of less than $0.1 million.  The consideration received related to this sale was $2.1 million.  The Company recorded a gain on sale related to this property of $2.1 million during the third quarter of 2016.

Interest Expense

Interest expense was $1.5 million in the three months ended September 30, 2016 compared with $1.8 million in the three months ended September 30, 2015 and was $5.2 million in the nine months ended September 30, 2016 as compared with $6.0 million in the nine months ended September 30, 2015. The decrease in interest expense was primarily due to the decline in the balance of our outstanding borrowings during 2016.

Interest Income and Other, net

On June 19, 2014, the Company completed its acquisition of Power Solutions for $109.9 million, net of cash acquired.  During the second quarter of 2015, the Company finalized the valuation of the Power Solutions acquisition.  At the conclusion of the measurement period, which was one year after the acquisition date, there were certain working capital and tax related items outstanding with ABB Ltd.  The working capital item was settled with ABB Ltd. during the third quarter of 2015, which was after the conclusion of the measurement period and, as a result, the Company recognized $4.2 million of other income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

Return to Index
Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The (benefit) provision for income taxes for the three months ended September 30, 2016 and 2015 was $(1.7) million and $4.9 million, respectively.  The Company's earnings before benefit for income taxes for the three months ended September 30, 2016 were approximately $1.8 million lower than the same period in 2015.  The Company's effective tax rate was (21.2)% and 49.8% for the three month periods ended September 30, 2016 and 2015, respectively.  The change in the effective tax rate during the three months ended September 30, 2016 as compared to the same period of 2015, was primarily attributable to pre-tax losses in the North America segment during the third quarter of 2016 as compared to pre-tax income in the North America segment during the same period of 2015.

The (benefit) provision for income taxes for the nine months ended September 30, 2016 and 2015 was ($20.7) million and $6.2 million, respectively.  The Company's loss before benefit for income taxes for the nine months ended September 30, 2016 was primarily attributable to the $106.0 million impairment of goodwill and intangible assets recognized in the first half of 2016.  The Company's effective tax rate was (23.3)% and 27.7% for the nine month periods ended September 30, 2016 and 2015, respectively.  The change in the effective tax rate during the nine months ended September 30, 2016 as compared to the same period of 2015, was primarily attributable to the tax effect related to the settlement of liabilities for uncertain tax positions and, to a lesser extent, the impairment of the goodwill and intangible assets.  U.S. taxes were lower during the nine months ended September 30, 2016 compared to the same period of 2015 due to an increase in the North America segment's pre-tax loss.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $58.5 million at September 30, 2016 and $67.9 million at December 31, 2015 (representing 87% and 80%, respectively, of total cash and cash equivalents at each period).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were needed to fund the Company's U.S. operations and were repatriated by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.4% of the Company's total assets at September 30, 2016 and 29.6% of total assets at December 31, 2015. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.6 to 1 at September 30, 2016 and 2.3 to 1 at December 31, 2015.

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

At September 30, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2016 was $50.0 million, of which we had the ability to borrow $39.8 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

Return to Index
Cash Flows

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, the Company's cash and cash equivalents decreased by $18.0 million.  This decrease was primarily due to the following:

•	repayments of long-term debt of $37.6 million; and
•	purchases of property, plant and equipment of $5.6 million; partially offset by
•	net cash provided by operations of $26.8 million.

During the nine months ended September 30, 2016, accounts receivable, net decreased by $1.8 million primarily due to lower sales volume in the third quarter of 2016 as compared to the fourth quarter of 2015.  Days sales outstanding (DSO) increased to 60 days at September 30, 2016 as compared to 59 days at December 31, 2015.  Inventory levels were down by $1.3 million at September 30, 2016 compared to December 31, 2015.  Inventory turns declined to 4.2 times per year at September 30, 2016 from 4.5 times per year at December 31, 2015.  The change in other operating assets/liabilities, net of $18.0 million during the nine months ended September 30, 2016 was primarily due to the resolution of portions of the liability for uncertain tax positions related to various tax matters discussed in Note 9, Income Taxes.

As compared with the nine months ended September 30, 2015, cash provided by operating activities decreased $17.9 million, primarily due to the decline in sales.

Nine Months Ended September 30, 2015

During the nine months ended September 30, 2015, the Company's cash and cash equivalents decreased by $0.8 million.  This decrease was primarily due to the following:

•	net repayments of revolver and long-term debt of $34.9 million;
•	purchases of property, plant and equipment of $8.3 million; and
•	payments of dividends of $2.3 million.

These items were partially offset by:
•
net cash provided by operating activities of $44.7 million, including the impact of the changes in accounts receivable and inventories described below and proceeds of $9.0 million received from the Network Power Systems sale and related transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the nine months ended September 30, 2016.  On June 23, 2016, a referendum was passed by Great Britain to exit the European Union.  As a result, the Great Britain pound (GBP) depreciated against the U.S. dollar (USD) by 13.8% at September 30, 2016 as compared to December 31, 2015.  The average rate for the nine months ended September 30, 2016 depreciated by 10.2% as compared to the average exchange rate for the same period of 2015.  The Company has two entities based in the U.K. that were impacted by the depreciation in the GBP versus the USD.  On a combined basis, these entities had sales of $16.7 million and operating income of $2.4 million during the nine months ended September 30, 2016.  The impact of the depreciation of the GBP was not material to the Company's results of operations during that period. Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
November 7, 2016
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