Form 10-K
period 2016-12-31
BEL FUSE INC /NJ
filed 2017-03-10
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was $189.8 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2017
Class A Common Stock	2,174,912
Class B Common Stock	9,851,652

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, North America, Asia and Europe (representing 51%, 34% and 15% of the Company's 2016 sales, respectively). Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 12, "Segments", of the notes to consolidated financial statements.  Hereinafter, all references to "Note" will refer to the notes to consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

2014 Acquisitions

On June 19, 2014, we completed the acquisition of the Power Solutions business of Power-One ("Power Solutions") from ABB Ltd. for $109.9 million, net of cash acquired.  Power Solutions is a leading provider of high-efficiency and high-density power conversion products for server, storage and networking equipment, industrial applications and power systems.  Power Solutions offers a premier line of standard, modified-standard and custom designed AC/DC, DC/DC and other specific power conversion products for a variety of technologies in data centers, telecommunications and industrial applications.  The acquisition of Power Solutions brought a complementary, industry-leading power product portfolio to Bel's existing line of power solutions and protection products, expanded our current customer base in the areas of server, storage and networking equipment and added industrial and additional transportation applications to the Company's product offering.

On July 25, 2014, we completed the acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed the acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The Company paid a total of $98.8 million for Connectivity Solutions, net of cash acquired and including a working capital adjustment.  Connectivity Solutions is a leading provider of high‑performance RF/Microwave and Harsh Environment Optical Connectors and Assemblies for military, aerospace, wireless communications, data communications, broadcast and industrial applications. The acquisition of Connectivity Solutions enabled the Company to further expand into the aerospace and military markets where long-term product reliability resulting from highly engineered solutions is critical. The acquisition enhanced our position in the expanded beam fiber optic market place and significantly expanded our copper‑based product offerings with the addition of RF/Microwave components and assemblies.

The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

Products

Bel's three reportable operating segments, North America, Asia and Europe, sell, or participate in the sale of, the following products:

Return to Index

Magnetic Solutions

Bel's Magnetics offers industry leading products.  The Company's ICM products integrate RJ45 connectors with discrete magnetic components to provide a more robust part that allows customers to substantially reduce board space and inventory requirements.  The Company's 2013 acquisition of the TE wire wound magnetics business broadened the ICM product line and provided access to strategically important customer programs.  Power Transformers include standard and custom designs for use in industrial instrumentation, alarm and security systems, motion control, elevators, and medical products.  All Power Transformers are designed to comply with international safety standards governing transformers.  Bel's SMD Power Inductors include a selection of over 3,000 parts utilized in power supplies, DC-DC converters, LED lighting and other electronic applications.  Discrete Components are magnetic devices that condition, filter and isolate the signal as it travels through network equipment, ensuring accurate data/voice/video transmission.

	Product Line	Function	Applications	Brands Sold Under
Magnetic Solutions	Integrated Connector Modules (ICMs)	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.	Bel, TRP Connector®, MagJack®
	Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.	Signal
	SMD Power Inductors & SMPS Transformers	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC-DC converters, LED lighting, automotive and consumer electronics.	Signal
	Discrete Components-Telecom	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in 10/100/1000 Gigabit Ethernet and Power over Ethernet (PoE).	Bel

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

With the acquisition of the Power Solutions business from ABB in 2014, Bel's power solutions product portfolio, R&D capabilities and customer base were significantly expanded.  Already a leader in DC/DC board mount products, since 2014 Bel has offered a sizeable portfolio of AC/DC products with industry leading efficiency and power density.  The acquisition of Power Solutions also added considerable presence in the railway market and broader industrial markets with MelcherTM branded products.  The Melcher brand is well known for reliability and performance in demanding applications.

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

Return to Index

	Product Line	Function	Applications	Brands Sold Under
Power Solutions & Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions, Power-One
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecom (central office switches), networking and a broad range of industrial applications	Bel Power Solutions, Power-One, MelcherTM
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, Power-One, MelcherTM
	Module Products	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
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

Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, network infrastructure, structured building cabling and several industrial applications.   Bel's Stewart Connector business designs and deploys modular connector systems primarily used in high speed Telecom/Datacom applications.  In January 2010, Bel completed the acquisition of Cinch Connectors.   Cinch products are designed and manufactured for high reliablity/harsh enviroment applications.   Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products.  In 2012, the acquistions of Fiberco and GigaCom further enhanced the Cinch product offering with the addition of fiber optic connector and cable products optomized for harsh envirment applications.   In 2013, the acquisition of Array (a manufacturer of aerospace and military connector products) further broadened the copper based product portfolio and expanded sales within the aerospace market.  The acquisition of Connectivity Solutions in 2014 brought additional products and has strengthened our position with strategic OEM customers in the military, aerospace and networking segments.  Connectivity Solutions is a leading innovator and producer of RF coaxial connectors and cables, harsh environment optical active and passive devices, and microwave components.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Commercial aerospace, avionics, smart munitions, communications, navigations and various industrial equipment	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, high-frequency and wireless communications	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	RJ Connectors and Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Largely Ethernet applications including network routers, hubs, switches, and patch panels.	Stewart Connector

Return to Index

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2016, we had a sales and support staff of 221 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

R&D costs are expensed as incurred and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administrative costs and miscellaneous other items. R&D expenses for the years ended December 31, 2016, 2015 and 2014 amounted to $26.7 million, $27.7 million and $21.5 million, respectively.

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

Associates

As of December 31, 2016, we employed 7,694 full-time associates, a decrease of 277 full-time associates from December 31, 2015. At December 31, 2016, we employed 1,490 people at our North American facilities, 5,385 people at our Asian facilities and 819 people at our European facilities, excluding approximately 1,055 workers supplied by independent contractors. Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC, Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 490 associates worldwide are covered by collective bargaining agreements expiring within one year.  We believe that our relations with our associates are satisfactory.

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

Backlog

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2017 to be approximately $137.6 million as compared with a backlog of $126.1 million as of February 29, 2016.  Management expects that substantially all of the Company's backlog as of February 28, 2017 will be shipped by December 31, 2017. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from June 2017 to June 2035.

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

Return to Index
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2016, we had $143.8 million of borrowings under our credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.4 million increase or decrease in annual interest expense.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes.  Our consolidated principal amount of outstanding indebtedness was $143.8 million at December 31, 2016, resulting in a leverage ratio of 2.53x adjusted EBITDA, as calculated in accordance with our credit agreement.  Accordingly, our debt service requirements are significant in relation to our net sales and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain a certain covenant leverage ratio, and the ratio becomes more restrictive at specific dates during the term.  If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.

Our backlog figures may not be reliable indicators.

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when lead times are particularly long. Customers often cancel orders when business is weak and inventories are excessive.  Therefore, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

In the PRC, we are challenged to match availability of workers and maintain lead times in line with customer demand for certain of our products, which demand has been highly volatile in recent years.  This volatility can materially adversely affect Bel's results.

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

Return to Index
Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition or results of operations.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. The Company completed two acquisitions in 2014, as previously described in Item 1 of this Form 10-K.  If we are unable to achieve our expectations with respect to these or future acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2014 Acquisitions, we recorded $105.4 million of goodwill and $73.2 million of other intangible assets.  During the first half of 2016, due to a decline in general market conditions, which lowered the Company's forecasted revenues and EBITDA growth rates for each of its reporting units, we recognized impairment charges of $101.7 million related to goodwill and $4.3 million related to  indefinite-lived intangible assets.  If the acquisitions fail to perform up to our expectations, as a result of further weakening of economic conditions, we could be required to record additional impairment charges.

We may not achieve all of the expected benefits from our restructuring programs.

We have implemented a number of restructuring programs in recent years and we may continue to restructure or rationalize our operations in future periods. These programs include various cost savings, the consolidation of certain facilities and the reduction of headcount. We make certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted.
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.
We operate in 15 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a large portion of our sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
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

•	changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	Inability or regulatory limitations on our ability to move goods across borders;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities; and

•	unsettled political conditions and possible terrorist attacks against U.S. or other interests.

In addition, there are potential tax inefficiencies and tax costs in repatriating funds from our non-U.S. subsidiaries.

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (the "EU"), commonly referred to as "Brexit".  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK's future relationship with the EU.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities and that such restrictions could materially adversely impact our Company.

In addition, the U.S. federal government has made explicit statements about its intention to make changes to U.S. trade policy, including signing an executive order to withdraw from the negotiating process of the Trans-Pacific Partnership, renegotiate the terms of NAFTA, and imposing border taxes on imports into the U.S. We manufacture a significant amount of our products in Mexico and any legislation enacted that impacts the relationship between the U.S. and Mexico and/or the continuity of NAFTA could materially and adversely affect our consolidated financial position or results of operations. If enacted, any legislation by the U.S. federal government that restricts trade, such as tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our foreign markets, and could also impact some of our customers and their demand for our products.

Furthermore, a large portion of our sales outside of the U.S. are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in foreign markets.

These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial position or results of operations.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2016, sales to one direct customer exceeded 10% of our consolidated net sales. Hon Hai Precision Industry Company Ltd., a contract manufacturer utilized by various end customers, represented 12.0% of our 2016 consolidated net sales. We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations in prior years. See Note 12, "Segments" for additional disclosures related to our significant customers.

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

Return to Index

There are risks related to the implementation of our new global enterprise resource planning system.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global enterprise resource planning system ("ERP").  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP will continue to require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties as a result. Any significant disruption or deficiency in the design and implementation of the ERP could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or results of operations. We also face the challenge of supporting our older systems and implementing necessary upgrades to those systems while we implement the new ERP system. While we have invested significant resources in planning and project management, significant implementation issues may arise.

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

Return to Index
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

Return to Index
As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2017, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2017, to the Company's knowledge, this shareholder owned 23.2% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

 To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2017, Daniel Bernstein, the Company's chief executive officer, beneficially owned 353,204 Class A common shares (or 21.1%) of the outstanding Class A common shares whose voting rights were not suspended, Howard Bernstein beneficially owned 140,000 Class A common shares (or 8.4%) of the outstanding Class A common shares whose voting rights were not suspended, the Estate of Elliot Bernstein beneficially owned 82,357 Class A common shares (or 4.9%) of the outstanding Class A common shares whose voting rights were not suspended and all directors and executive officers as a group (which includes Daniel Bernstein, but does not include Howard Bernstein or the Estate of Elliot Bernstein) beneficially owned 359,187 Class A common shares (or 21.4%) of the outstanding Class A common shares whose voting rights were not suspended.

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

We are subject to an increasing number of various types of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and results of operations.

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

Return to Index
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

Item 1B.   Unresolved Staff Comments

None.

Return to Index
Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 166,000 square feet in 15 facilities and owns properties of 155,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.

The Company also operated 21 manufacturing facilities in 7 countries as of December 31, 2016.  Approximately 19% of the 2.6 million square feet the Company occupies is owned while the remainder is leased.    See Note 16, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2016:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	650,000	Leased	28%
Pingguo, People's Republic of China	258,000	Leased	69%
Shanghai, People's Republic of China*	32,000	Leased	70%
Shenzhen, People's Republic of China	227,000	Leased	100%
Zhongshan, People's Republic of China	315,000	Leased	86%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, England	52,000	Leased	28%
Chelmsford, United Kingdom	21,000	Leased	60%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	42,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	124,000	Leased	83%
McAllen, Texas	40,000	Leased	56%
Melbourne, Florida	18,000	Leased	64%
Mesa, Arizona	7,000	Leased	100%

	2,329,000

* Subsequent to December 31, 2016, the Company transitioned its Shanghai manufacturing operations to its other facilities in Dongguan, PRC and Waseca, Minnesota noted above, and expects to exit the lease arrangement on the Shanghai facility in 2017.

Of the space described above, 333,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 470,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

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

	Class A		Class B
	High	Low	High	Low
Year Ended December 31, 2016
First Quarter	$15.87	$9.69	$19.15	$13.33
Second Quarter	17.16	12.80	19.35	13.31
Third Quarter	20.47	15.00	24.43	16.98
Fourth Quarter	26.97	18.27	33.60	23.00

Year Ended December 31, 2015
First Quarter	$24.66	$18.17	$27.53	$18.79
Second Quarter	23.38	17.33	23.23	17.35
Third Quarter	20.95	14.19	23.77	16.46
Fourth Quarter	21.80	14.29	23.73	16.16

(b) Holders

As of February 28, 2017, there were 51 registered shareholders of the Company's Class A Common Stock and 231 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2017, the Company estimates that there were 632 beneficial shareholders of the Company's Class A Common Stock and 2,220 beneficial shareholders of  the Company's Class B Common Stock. At February 28, 2017, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 23.2% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders".

(c) Dividends

During the years ended December 31, 2016, 2015 and 2014, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.2 million during each year.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On February 1, 2017, the Company paid a dividend to all shareholders of record at January 13, 2017 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 16, 2017, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2017 to all shareholders of record at April 14, 2017.   The Company currently anticipates paying dividends quarterly in the future.

Return to Index

(d)	Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2016, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2011 in our common stock. The graph compares this return ("Bel") with that of comparable investments assumed to have been made on the same date in: (a) the NASDAQ Stock Market (U.S. Companies) and (b) a group of companies within our industry.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
 December 2016

Return to Index

Item 6.  Selected Financial Data
The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2016 and 2015 and the selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Form 10-K. The selected financial data below includes the results of acquired companies from their respective acquisition dates.  The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements that are not presented in this Form 10-K.  The selected consolidated balance sheet data for years presented prior to 2016 have been revised to reflect the retrospective application of accounting pronouncements that the Company adopted effective January 1, 2016.  See Note 1 for further information.  The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 have been revised to reflect measurement period adjustments related to the 2012, 2013 and 2014 Acquisitions.

For information regarding the Company's acquisitions, see Note 2, "Acquisitions and Disposition."

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands of dollars, except per share data)
Selected Consolidated Statements of Operations Data: (a)

Net sales	$500,153	$567,080	$487,076	$349,189	$286,594
Cost of sales	400,245	458,253	399,721	286,952	240,115
Selling, general and administrative expenses	71,005	77,952	72,061	45,872	39,388
Impairment of goodwill and other intangible assets (b)	105,972	-	-	-	-
(Gain) loss on sale of property, plant and equipment (c)	(2,644)	161	(10)	(69)	183
Stock-based compensation	2,817	2,815	2,717	1,879	1,767
Restructuring charges (d)	2,087	2,114	1,832	1,387	5,245
(Loss) earnings before income taxes	(82,552)	25,732	9,770	15,165	997
Net (loss) earnings	$(64,834)	$19,197	$8,603	$15,908	$2,373

Reconciliation of net earnings to EBITDA (e):
Net (loss) earnings	$(64,834)	$19,197	$8,603	$15,908	$2,373
Depreciation and amortization (f)	21,778	23,008	20,367	12,382	9,113
Interest expense	6,662	7,588	3,978	156	16
Income tax (benefit) provision	(17,718)	6,535	1,167	(743)	(1,376)
EBITDA (e)	$(54,112)	$56,328	$34,115	$27,703	$10,126

Net (loss) earnings per share:
Class A common share - basic and diluted	$(5.25)	$1.53	$0.69	$1.32	$0.17
Class B common share - basic and diluted	$(5.48)	$1.64	$0.75	$1.41	$0.21

Cash dividends declared per share:
Class A common share	$0.24	$0.24	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands of dollars, except percentages)
Selected Consolidated Balance Sheet Data and Ratios:

Cash and cash equivalents	$73,411	$85,040	$77,138	$62,123	$71,262
Working capital (g)	163,115	158,619	183,459	134,179	141,535
Goodwill	17,951	121,634	118,369	18,490	13,559
Total assets (g)	426,740	578,505	630,372	308,141	275,189
Total debt (g)	141,245	183,548	227,576	-	-
Stockholders' equity	158,434	233,122	224,273	228,702	215,362
Return on average total assets (g)(h)	-13.9%	3.0%	1.8%	5.4%	0.9%
Return on average stockholders' equity (h)	-38.6%	8.2%	3.8%	7.3%	1.1%

Return to Index

(a)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2016.

(b)
During 2016, the Company recorded an impairment charge related to its goodwill and other intangible assets of $106.0 million.  See Note 4, "Goodwill and Other Intangible Assets," for further information.

(c)	In connection with the sale of certain of its properties in Hong Kong and San Diego, the Company recorded a gain on sale of $2.6 million during 2016.

(d)
See Note 3, "Restructuring Activities," for further information on restructuring charges incurred during the three years ended December 31, 2016.  During 2012, Bel initiated the closure of its Cinch North American manufacturing facility in Vinita, Oklahoma, and transition of the operations to Reynosa, Mexico and a new facility in McAllen, Texas.  The Company recorded $5.2 million related to this restructuring during 2012, comprised primarily of $3.2 million in severance costs, $1.4 million related to asset disposals and $0.6 million of other expenses.

(e)
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

(f)	Depreciation and amortization is included in both cost of sales and selling, general and administrative expenses on the consolidated statements of operations.

(g)
The Company adopted accounting standards effective January 1, 2016 related to deferred tax assets and liabilities, and deferred financing costs.  Both standards were applied retrospectively and impacted the presentation of these items on the balance sheet.  For the December 31, 2014 information presented, working capital, total assets and total debt have been revised to reflect the reclassification of deferred tax assets and liabilities from current to noncurrent, as well as the reclassification of deferred financing costs from other assets to being presented as a reduction of long-term debt.  For the December 31, 2013 and 2012 information presented, working capital was adjusted to reflect the change in accounting principle related to the reclassification of deferred tax assets and liabilities from current to noncurrent.

(h)
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

We operate through three geographic segments:  North America, Asia and Europe.  In 2016, 51% of the Company's revenues were derived from North America, 34% from Asia and 15% from its Europe operating segment.  By product group, 34% of 2016 sales related to the Company's power solutions and protection products, 34% in connectivity solutions products and 32% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2016 and/or future results include the following:

•
Revenues –The Company's revenues declined by $66.9 million (or 11.8%) in 2016 as compared to 2015.  The year-over-year declines in sales were primarily due to missed design cycles within the Power Solutions business and general market softness.  During the latter part of 2016, sales were also impacted by weak sales to distributors, as their inventory levels continued to be high.

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

•
Impairment Charges – Due to continued market weakness, the Company reviewed its goodwill and other intangible assets for impairment in the first and second quarters of 2016.  In connection with this analysis, we recorded a total non-cash impairment charge of $106.0 million related to our goodwill and indefinite-lived trademarks during the first half of 2016.  During the fourth quarter of 2016, we completed our annual goodwill and intangible impairment testing and determined that no impairment existed at that time.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. The Company incurred $2.1 million of restructuring charges during 2016.  In October 2016, the Company announced its decision to close its manufacturing facility in Shanghai, PRC and transition the operations to other existing Bel facilities.  During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges of $1.4 million associated with the Shanghai closure, consisting primarily of termination benefits.  Annual savings of approximately $2 million are expected from this initiative once fully implemented ($1.0 million within cost of sales and $1.0 million within selling, general and administrative expenses).

Return to Index
•
Impact of Foreign Currency – Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The Company believes that its results of operations for the year ended December 31, 2016 were not materially impacted by the referendum passed by Great Britain in June 2016 to exit the European Union, or the resulting strengthening of the U.S. dollar to the Great Britain pound to the U.S. dollar.  See Selling, General and Administrative Expense and Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.  However, long-term effects from the referendum could be materially adverse to the Company.  See "The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations" in Item 1A of this Annual Report on 10-K.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

While we continued to see general market weakness in our industry throughout the fourth quarter of 2016, our pipeline for new opportunities has started to show signs of increasing in recent months.  We anticipate future growth to be driven by product demand related to datacenter and e-Mobility initiatives in our Power Solutions business, and within the commercial aerospace segment for our connectivity solutions products.  We have realigned our North American sales organization and restructured our European sales organization to create more narrow areas of focus for each team and to achieve better accountability.  The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016		2015		2014
North America	$256,760	51%	$304,328	54%	$217,258	45%
Asia	168,458	34%	188,146	33%	201,338	41%
Europe	74,935	15%	74,606	13%	68,480	14%
	$500,153	100%	$567,080	100%	$487,076	100%

Net sales and income (loss) from operations by operating segment for the years ended December 31, 2016, 2015 and 2014 were as set forth in the following table (dollars in thousands).  Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.

	2016	2015	2014
Total segment sales:
North America	$268,935	$329,304	$248,007
Asia	256,202	295,751	275,765
Europe	86,750	148,735	114,748
Total segment sales	611,887	773,790	638,520
Reconciling item:
Intersegment sales	(111,734)	(206,710)	(151,444)
Net sales	$500,153	$567,080	$487,076
(Loss) income from operations:
North America	$(35,722)	$11,012	$(4,531)
Asia	(24,360)	8,175	13,090
Europe	(16,430)	9,413	4,913
	$(76,512)	$28,600	$13,472

Return to Index
Sales in North America declined during 2016 compared to 2015 primarily due to reductions in power solutions and protection sales of $42.6 million.  See Net Sales, Power Solutions and Protection, below.  North America sales were also impacted by lower military spending for our connectivity solutions products and reduced sales through distributors.  The decline in Asia segment sales in 2016 noted in the table above resulted from a reduction in customer demand for our integrated connector module (ICM) and TRP products in 2016 (producing an $11.2 million reduction in sales), as well as a $6.1 million decrease in sales of our DC/DC products. Net sales were favorably impacted in all segments in 2015 due to the 2014 Acquisitions. See Note 12, "Segments," for details on contributions from recent acquisitions to net sales and income from operations by segment.

Net Sales

The Company's net sales by major product line for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2016		2015		2014
Power solutions and protection	$172,176	34%	$214,766	38%	$159,867	33%
Connectivity solutions	168,845	34%	181,697	32%	152,954	31%
Magnetic solutions	159,132	32%	170,617	30%	174,255	36%
	$500,153	100%	$567,080	100%	$487,076	100%

2016 as Compared to 2015

Power Solutions and Protection:

The decline in power solutions and protection products during 2016 as compared to 2015 was primarily attributable to a $34.4 million reduction in Power Solutions product sales and lower DC/DC converter product sales of $6.1 million.  The power solutions and protection product group was impacted by the general market softness which continued through the fourth quarter of 2016.  The Power Solutions business is still showing year over year declines as we work through the new design cycles, which we were able to enter again in mid-2015 after quality issues had been resolved.  As the design-to-market cycle for the Power Solutions business is approximately 18 months, we anticipate seeing some growth in this business in 2017. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Connectivity Solutions:

Sales declined as a result of general weakness in the military and industrial sectors as well as RF Connector sales through distribution where weakness in broadline distribution offset increases in sales to our value-added distributors.  Sales into the commercial aerospace sector remained solid throughout 2016, and this is an anticipated area of growth for 2017.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Magnetic Solutions:

We experienced reduced customer demand for our ICM/TRP products due to the continued weakness in the macro environment during 2016. This resulted in a decrease of $11.2 million in sales related to these products as compared to 2015 volumes.

2015 as Compared to 2014

Power Solutions and Protection:

The Power Solutions acquisition contributed incremental sales of $60.1 million to the power solutions and protection product line during 2015 as compared to 2014.  Excluding the incremental impact of the Power Solutions acquisition, power solutions and protection net sales decreased by $5.2 million, or 8.8% in 2015 as compared to 2014.  This decrease was primarily due to a reduction in demand of our DC/DC products in 2015, resulting in a decrease in sales of $8.2 million during 2015 as compared to 2014.  This was partially offset by an increase in sales of our custom module products of $2.5 million during the same timeframe.

Return to Index

Connectivity Solutions:

The Connectivity Solutions acquisition contributed incremental sales of $35.9 million to the connectivity solutions product line during 2015 as compared to 2014.  Excluding the incremental impact of the Connectivity Solutions acquisition, connectivity solutions net sales decreased by $7.1 million, or 6.0%, during 2015 as compared to 2014 reflecting lower demand from our customers for these products.  This decrease was primarily due to declines in sales volumes from our passive connector products and Cinch products.

Magnetic Solutions:

The decreases in magnetic solutions' sales from 2014 to 2015 noted in the table above were primarily due to a reduction in sales volume of Bel's ICM products of $2.1 million during 2015 as compared to 2014 due to lower customer demand for these products.

Cost of Sales

Cost of sales as a percentage of net sales for the three years ended December 31, 2016 consisted of the following:

	Years Ended
	December 31,
	2016	2015	2014
Material costs	41.6%	43.6%	44.9%
Labor costs	10.3%	10.7%	12.1%
Research and development expenses	5.3%	4.9%	4.4%
Other expenses	22.8%	21.6%	20.7%
Total cost of sales	80.0%	80.8%	82.1%

2016 as Compared to 2015

Material costs as a percentage of sales were lower during 2016 as compared 2015 primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product groups.  Other contributing factors of the decline in material costs as a percentage of sales included a $2.1 million reduction in warranty claims incurred in 2016 as compared to 2015, and lower material costs in the PRC due to the depreciation of the renminbi against the U.S. dollar in 2016.  See "Inflation and Foreign Currency Exchange" below for further information.

Labor costs as a percentage of sales declined during 2016 as compared to 2015 primarily due to the reduction in sales volume of our labor-intensive magnetic products discussed above.  The depreciation of the peso and renminbi versus the U.S. dollar also contributed to the reduction in local labor costs in Mexico and the PRC during 2016.

2015 as Compared to 2014

Material costs as a percentage of sales decreased slightly in 2015 as compared to 2014.  The decrease resulted from an improvement in Power Solutions material costs as a percentage of sales during 2015 (at 52.3%) versus 2014 (at 60%), as warranty claims incurred in the latter part of 2014 related to the Power Solutions business did not recur in 2015.   A full year of sales related to the Connectivity Solutions business also contributed to lower material costs as a percentage of sales on a consolidated basis, as Connectivity Solutions' products carry a lower material content than Bel's other products.

Labor costs as a percentage of sales continued to decline in 2015 as compared to 2014 as a result of a full year of sales of Power Solutions and Connectivity Solutions products during 2015, as the products of the 2014 Acquisitions carry a much lower labor content compared with the Bel's other products.

Research and Development ("R&D)

Included in cost of sales are R&D expenses of $26.7 million, $27.7 million and $21.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The reduction in R&D expense from 2015 to 2016 was primarily due to lower fixed costs resulting from R&D facility consolidations.  The majority of the increase from 2014 to 2015 relates to the inclusion of R&D expenses of the 2014 Acquired Companies, which have been included in Bel's results since their respective acquisition dates.

Return to Index

Selling, General and Administrative Expenses ("SG&A")

2016 as Compared to 2015

SG&A expenses declined by $6.9 million in 2016 as compared to 2015.  During 2016, SG&A benefited from a reversal of certain value-added and business tax items recorded in connection with the acquisition of Power Solutions of $5.2 million. SG&A in 2016 also benefited from cost savings initiatives in North America and Europe implemented during the latter part of 2015 and earlier part of 2016, and lower sales commissions of $1.2 million due to the decline in sales. These factors were offset in part by a decrease in net foreign currency exchange gains of $2.0 million and an increase in incentive compensation in 2016 of $1.2 million as compared with 2015.

2015 as Compared to 2014

SG&A expenses increased $6.1 million in 2015 as compared to 2014.  This increase was primarily due to the inclusion of a full year of SG&A expenses related to the 2014 Acquisitions, which accounted for an additional $11.5 million in SG&A expenses in 2015.  Bel's legal and professional fees were also higher by $1.3 million in 2015 due to incremental audit and tax work related to the 2014 Acquisitions performed in 2015.  These increased expenses were offset by a reduction in acquisition-related costs of $6.9 million in 2015 as compared to 2014.

Restructuring Charges

The Company recorded restructuring charges of $2.1 million in 2016, $2.1 million in 2015 and $1.8 million in 2014 in connection with its restructuring programs.  See Note 3, "Restructuring Activities" for a discussion of restructuring charges incurred in 2015 and 2016.  In 2014, the Company incurred severance costs associated with restructuring of the management and sales teams after the acquisitions of Power Solutions and Connectivity Solutions.

Interest Expense

The Company incurred interest expense of $6.7 million in 2016, $7.6 million in 2015 and $4.0 million in 2014 primarily due to our outstanding borrowings under the Company's credit and security agreement used to fund the 2014 Acquisitions.  The decline in interest expense in 2016 compared to 2015 was due to mandatory and voluntary repayments made in 2016.  Interest expense for 2014 represents  approximately a half year of expense, due to the timing of borrowings, versus a full year of expense in 2015.  See "Liquidity and Capital Resources" and Note 10, "Debt," for further information on the Company's outstanding debt.

Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes."

2016 as Compared to 2015

The (benefit) provision for income taxes for the year ended December 31, 2016 and 2015 was ($17.7) million and $6.5 million, respectively.  The Company's loss before benefit for income taxes for the year ended December 31, 2016, was primarily attributable to the $106.0 million impairment of goodwill and intangible assets recognized in the first half of 2016.  The Company's effective tax rate was 21.5% and 25.4% for the year ended December 31, 2016 and 2015, respectively.  The change in the effective tax rate during the year ended December 31, 2016 as compared to 2015, was primarily attributable to the tax effect related to the settlement of liabilities for uncertain tax positions and, to a lesser extent, the impairment of the goodwill and intangible assets.  See Note 9, "Income Taxes."

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

Return to Index

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company's sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2016.  However, U.S. deferred taxes need not be provided as there is no intention to repatriate such amounts to the U.S. Management's intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $100.4 million at December 31, 2016.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  At December 31, 2016, the estimated federal income tax liability related to unrepatriated foreign earnings is $23.3 million under the current tax law.

Inflation and Foreign Currency Exchange

During the past three years, we do not believe the effect of inflation on our consolidated financial position and results of operations was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese renminbi depreciated by approximately 6.1% in 2016 as compared to 2015 and the Mexican peso depreciated by 15.1% in 2016 as compared to 2015 .  To the extent the renminbi or peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company's European entities, whose functional currencies are euros, British pounds and Czech korunas, enter into transactions which include sales that are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange gains of $3.1 million, $5.1 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in SG&A expenses on the consolidated statements of operations.  The currency exchange gains recorded in 2016 were primarily due to the favorable impact of the depreciation of the Chinese renminbi and euro against the U.S. dollar. The currency exchange gains recorded in 2015 and 2014 were primarily due to the favorable impact of the depreciation of the euro against the U.S. dollar on a $34 million multi-currency intercompany loan.  This loan was settled by the end of 2015. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of ($9.7) million, ($10.0) million and ($11.3) million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

At December 31, 2016 and 2015, $61.1 million and $67.9 million, respectively (or 83% and 80%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management's intention is to permanently reinvest the majority of these funds outside the U.S. and there are no current plans that would indicate a need to repatriate them to fund the Company's U.S. operations.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.  See "Income Taxes" above for further details.

Return to Index
On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 10, "Debt," for additional details).  The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2016 was $50.0 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.  In January 2017, the Company borrowed $6.0 million from the available credit facility.
In connection with its acquisitions of Power Solutions and Connectivity Solutions (see Note 2, "Acquisitions and Disposition"), the Company borrowed $235.0 million under the CSA during 2014, of which $143.8 million is outstanding as of December 31, 2016.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt."
For information regarding further commitments under the Company's operating leases, see Note 16, "Commitments and Contingencies."

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach over the next three years. We currently estimate total costs over the next three years to be between $4 million to $5 million. These costs will be included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

During the year ended December 31, 2016, the Company's cash and cash equivalents decreased by $11.6 million.  This decrease was primarily due to repayments of long-term debt of $43.4 million, the purchase of property, plant and equipment of $8.2 million and $3.2 million for payments of dividends.  These cash outflows were partially offset by net cash provided by operations of $38.6 million and cash proceeds received from the sale of properties in Hong Kong and San Diego of $5.8 million.  Cash provided by operating activities decreased by $27.2 million in 2016 as compared to 2015, primarily due to lower earnings on the reduced sales volume in 2016 and an increase in year-end inventory levels in 2016.

During the year ended December 31, 2015, the Company's cash and cash equivalents increased by $7.9 million.  This resulted primarily from $65.8 million of cash provided by operating activities, including the impact of the changes in accounts receivable and inventories described below, proceeds of $9.0 million received from the NPS sale and related transactions and $4.2 million received for an acquisition-related settlement payment during 2015.  This increase was partially offset by $23.0 million of net repayments under the revolving credit line, $22.4 million of repayments of long-term debt, $9.9 million paid for the purchase of property, plant and equipment and $3.2 million for payments of dividends.  As compared to 2014, cash provided by operating activities increased by $43.3 million, partially due to a $10.1 increase in net earnings and a $2.6 increase in depreciation and amortization as 2015 contained a full year of expense for the 2014 Acquired Companies.  Reductions in accounts receivable and inventory balances at December 31, 2015 as compared to December 31, 2014 were also contributing factors to the increase in cash provided by operating activities during 2015.

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

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.6% and 29.6% of the Company's total assets at December 31, 2016 and December 31, 2015, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.8 to 1 and 2.3 to 1 at December 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2016, accounts receivable decreased $10.8 million primarily due to lower sales volume in the fourth quarter of 2016 as compared to the fourth quarter of 2015.  Days sales outstanding (DSO) declined to 54 days at December 31, 2016 from 59 days at December 31, 2015.  Inventories remained flat with the December 31, 2015 level as raw material and work in progress volumes picked up in the fourth quarter of 2016 in response to an increase in customer demand for our products.  Inventory turns decreased to 3.8 times per year at December 31, 2016 from 4.5 times per year at December 31, 2015, as year-end inventory levels were high in relation to the 2016 sales volume.

Return to Index
Contractual Obligations

The following table sets forth at December 31, 2016 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$143,798	$12,495	$131,303	$-	$-
Interest payments due on long-term debt(2)	9,745	4,337	5,408	-	-
Capital expenditure obligations	2,807	2,807	-	-	-
Operating leases(3)	18,770	6,491	6,403	4,705	1,171
Raw material purchase obligations	30,968	30,862	106	-	-
First quarter 2017 quarterly cash dividend declared	781	781	-	-	-

Total	$206,869	$57,773	$143,220	$4,705	$1,171

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)
Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our CSA on December 31, 2016 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2016.

At December 31, 2016, we had liabilities for unrecognized tax benefits and related interest and penalties of $27.8 million, most of which is included in other liabilities and the remaining balance of which is included as a reduction to deferred tax assets on our Consolidated Balance Sheet. At December 31, 2016, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements for further discussion.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2016, $16.9 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2016 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $12.7 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

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

Return to Index
The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectability of specific customer balances, the length of time a receivable is past due and our historical experience with our customers. In circumstances where a specific customer's inability to meet its financial obligations is known, we record a specific provision for bad debt against amounts due, thereby reducing the receivable to the amount we reasonably assess will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay, our estimates of recoverability could be reduced by a material amount.  At December 31, 2016 and 2015, the Company had allowance for doubtful accounts of $1.8 million and $1.7 million, respectively.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2016 and 2015, the Company had reserves for excess or obsolete inventory of $6.3 million and $7.1 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment tests in the fourth quarter of 2016, 2015 and 2014, we performed quantitative tests for all of our reporting units that have goodwill allocated.
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

Return to Index

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

2016 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2021.

Reporting Unit	Compounded Annual Growth Rate
North America	3.0%
Europe	2.8%
•	Applying a terminal value growth rate of 2% for our reporting units to reflect our estimate of stable and perpetual growth.
•
Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
North America	11.5%
Europe	13.5%
•	A weighting of the results of the income approach of 75% of our overall fair value calculation for each reporting unit.

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
Market Approach Used to Determine Fair Values

Each year we consider various relevant market approaches that could be used to determine fair value.

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company. The second market approach is based on the publicly traded common stock of the Company, and the estimate of fair value of the reporting unit is based on the applicable multiples of the Company (the "Quoted Price Method"). The third market approach is based on recent mergers and acquisitions of comparable publicly-traded and privately-held companies in our industries (the "Mergers and Acquisition Method").
The key estimates and assumptions that are used to determine fair value under these market approaches include current and forward 12-month operating performance results and the selection of the relevant multiples to be applied. Under the Public Company and Quoted Price Methods, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

Return to Index
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

Due to weakened market conditions in early 2016, which lowered our forecasted results, we performed an interim impairment test related to goodwill.  In connection with that interim test, we recorded an impairment charge of $101.7 million during the first half of 2016.  The Company conducted its annual goodwill impairment test as of October 1, 2016, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2016 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2016.

We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  Due to weakened market conditions in early 2016, which lowered our forecasted results, the Company performed an interim impairment test related to its indefinite-lived intangible assets.  In connection with the interim test, the Company recorded an impairment charge of $4.3 million during the first half of 2016.  The Company conducted its annual impairment test as of October 1, 2016, and no impairment was identified at that time.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2016 and that no impairment existed as of that date. At December 31, 2016, the Company's indefinite-lived intangible assets related solely to trademarks.

Long-Lived Assets and Other Intangible Assets

The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2016 or 2015.

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

The Company is not contractually obligated to accept returns from non-distributor customers except for defective products or in instances where the product does not meet the Company's quality specifications.  If these conditions exist, the Company would be obligated to repair or replace the defective product or make a cash settlement with the customer.  Distributors generally have the right to return up to 5% of their purchases depending on the product line for a specified period of time and are obligated to purchase an amount at least equal to the return.  If the Company terminates a relationship with a distributor, the Company is obligated to accept as a return all of the distributor's inventory from the Company.  The Company accrues an estimate for anticipated returns based on historical experience at the time revenue is recognized and adjusts such estimate as specific anticipated returns are identified.  If a distributor terminates its relationship with the Company, the Company is not obligated to accept any inventory returns.

During the year ended December 31, 2016, the Company had one customer with sales in excess of 10% of Bel's consolidated revenue. Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and results of operations.  During the year ended December 31, 2016, the Company had sales of $59.8 million to Hon Hai Precision Industry Company Ltd., representing 12.0% of Bel's consolidated revenue. Sales to this customer are primarily in the Company's Asia operating segment.

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

The Company has not entered into any financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

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

A hypothetical increase in the interest rate on our outstanding debt of 1% would result in incremental annual interest expense of approximately $1.4 million on the Company's consolidated statement of operations.

Item 8.     Financial Statements and Supplementary Data

 See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

Return to Index

Return to Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of  December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bel Fuse Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule of Bel Fuse Inc. and subsidiaries, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 10, 2017

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$73,411	$85,040
Accounts receivable - less allowance for doubtful accounts
of $1,781 and $1,747 at December 31, 2016 and 2015, respectively	74,416	86,268
Inventories	98,871	98,510
Other current assets	8,744	10,653
Total current assets	255,442	280,471
Property, plant and equipment, net	48,755	57,611
Intangible assets, net	74,828	87,827
Goodwill	17,951	121,634
Deferred income taxes	3,410	3,438
Other assets	26,354	27,524
Total assets	$426,740	$578,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,235	$49,798
Accrued expenses	31,549	38,323
Current maturities of long-term debt	11,395	24,772
Other current liabilities	2,148	8,959
Total current liabilities	92,327	121,852

Long-term liabilities:
Long-term debt	129,850	158,776
Liability for uncertain tax positions	27,458	40,295
Minimum pension obligation and unfunded pension liability	16,900	15,576
Deferred income taxes	1,460	8,310
Other long-term liabilities	311	574
Total liabilities	268,306	345,383

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,851,652 and 9,701,977 shares outstanding, respectively
(net of 3,218,307 treasury shares)	985	970
Additional paid-in capital	27,242	24,440
Retained earnings	161,287	229,371
Accumulated other comprehensive loss	(31,297)	(21,876)
Total stockholders' equity	158,434	233,122
Total liabilities and stockholders' equity	$426,740	$578,505

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$500,153	$567,080	$487,076
Cost of sales	400,245	458,253	399,721
Gross profit	99,908	108,827	87,355

Selling, general and administrative expenses	71,005	77,952	72,061
Impairment of goodwill and other intangible assets	105,972	-	-
(Gain) loss on sale of property, plant and equipment	(2,644)	161	(10)
Restructuring charges	2,087	2,114	1,832
(Loss) income from operations	(76,512)	28,600	13,472

Interest expense	(6,662)	(7,588)	(3,978)
Interest income and other, net	622	4,720	276
(Loss) earnings before (benefit) provision for income taxes	(82,552)	25,732	9,770

(Benefit) provision for income taxes	(17,718)	6,535	1,167
Net (loss) earnings available to common shareholders	$(64,834)	$19,197	$8,603

Net (loss) earnings per common share:
Class A common shares - basic and diluted	$(5.25)	$1.53	$0.69
Class B common shares - basic and diluted	$(5.48)	$1.64	$0.75

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,175	2,175	2,175
Class B common shares - basic and diluted	9,749	9,698	9,491

Dividends paid per common share:
Class A common shares	$0.24	$0.24	$0.24
Class B common shares	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Net (loss) earnings	$(64,834)	$19,197	$8,603

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($648), ($194) and ($219)	(9,671)	(9,954)	(11,255)
Unrealized holding (losses) gains on marketable securities arising during
the period, net of taxes of ($2), $5 and $90	(10)	5	147
Change in unfunded SERP liability, net of taxes of $71, $2 and
($631), respectively	260	21	(1,485)
Other comprehensive loss	(9,421)	(9,928)	(12,593)

Comprehensive (loss) income	$(74,255)	$9,269	$(3,990)

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2013	$228,702	$207,993	$645	$217	$933	$18,914

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,665)	(2,665)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	38	(38)
Forfeiture of restricted common stock	-	-	-	-	(2)	2
Foreign currency translation adjustment, net of taxes of ($219)	(11,255)	-	(11,255)	-	-	-
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $90	147	-	147	-	-	-
Increase in APIC pool associated with tax
benefits related to restricted stock awards	31	-	-	-	-	31
Stock-based compensation expense	2,717	-	-	-	-	2,717
Change in unfunded SERP liability, net of taxes of ($631)	(1,485)	-	(1,485)	-	-	-
Net earnings	8,603	8,603	-	-	-	-

Balance at December 31, 2014	$224,273	$213,409	$(11,948)	$217	$969	$21,626

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,713)	(2,713)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	8	(8)
Forfeiture of restricted common stock	-	-	-	-	(7)	7
Foreign currency translation adjustment, net of taxes of ($194)	(9,954)	-	(9,954)	-	-	-
Unrealized holding gains on marketable securities				-	-	-
arising during the year, net of taxes of $5	5	-	5	-	-	-
Stock-based compensation expense	2,815	-	-	-	-	2,815
Change in unfunded SERP liability, net of taxes of $2	21	-	21	-	-	-
Net earnings	19,197	19,197	-	-	-	-

Balance at December 31, 2015	$233,122	$229,371	$(21,876)	$217	$970	$24,440

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,728)	(2,728)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	18	(18)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of ($648)	(9,671)	-	(9,671)	-	-	-
Unrealized holding gains on marketable securities
arising during the year, net of taxes of ($2)	(10)	-	(10)	-	-	-
Stock-based compensation expense	2,817	-	-	-	-	2,817
Change in unfunded SERP liability, net of taxes of $71	260	-	260	-	-	-
Net loss	(64,834)	(64,834)	-	-	-	-

Balance at December 31, 2016	$158,434	$161,287	$(31,297)	$217	$985	$27,242

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net (loss) earnings	$(64,834)	$19,197	$8,603
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Impairment of goodwill and other intangible assets	105,972	-	-
Depreciation and amortization	21,778	23,009	20,367
Stock-based compensation	2,817	2,815	2,717
Amortization of deferred financing costs	1,804	1,432	699
Deferred income taxes	(6,401)	(356)	(2,691)
Realized and unrealized gains on foreign currency revaluation	(3,063)	(5,095)	(4,313)
(Gain) loss on disposal of property, plant and equipment	(2,583)	426	273
Other, net	864	3,209	389
Changes in operating assets and liabilities:
Accounts receivable	10,803	12,187	1,382
Inventories	(2,794)	12,951	9,121
Other current assets	(670)	846	693
Other assets	297	2,161	(450)
Accounts payable	(588)	(10,022)	(3,890)
Accrued expenses	(6,120)	(3,113)	(10,170)
Other liabilities	(16,565)	(295)	423
Income taxes payable	(2,114)	6,437	(696)
Net cash provided by operating activities	38,603	65,789	22,457

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,223)	(9,891)	(9,042)
Purchase of marketable securities	-	-	(2,936)
Purchase of company-owned life insurance	(2,164)	(2,820)	(2,820)
Payments for acquisitions, net of cash acquired	-	-	(208,693)
Proceeds from cash surrender of COLI policies	-	-	5,756
Proceeds from sale of marketable securities	2,164	2,820	-
Proceeds from disposal/sale of property, plant and equipment	5,839	77	65
Net cash used in investing activities	(2,384)	(9,814)	(217,670)

(continued)

See notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from financing activities:
Dividends paid to common shareholders	(3,245)	(3,238)	(3,160)
Deferred financing costs	(718)	(15)	(5,756)
Borrowings under revolving credit line	-	12,500	23,000
Repayments under revolving credit line	-	(35,500)	(12,000)
Reduction in notes payable	(126)	(123)	(161)
Proceeds from long-term debt	-	-	215,000
Repayments of long-term debt	(43,389)	(22,438)	(5,375)
Net cash (used in) provided by financing activities	(47,478)	(48,814)	211,548
Effect of exchange rate changes on cash	(370)	741	(1,320)

Net (decrease) increase in cash and cash equivalents	(11,629)	7,902	15,015

Cash and cash equivalents - beginning of year	85,040	77,138	62,123

Cash and cash equivalents - end of year	$73,411	$85,040	$77,138

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$2,459	$580	$4,686
Interest payments	$4,843	$6,153	$3,210

Details of acquisition (see Note 2):
Fair value of identifiable net assets acquired	$-	$-	$130,747
Goodwill	-	-	105,402
Fair value of net assets acquired	$-	$-	$236,149

Fair value of consideration transferred	$-	$-	$236,149
Less: Cash acquired in acquisition	-	-	(27,456)
Cash paid for acquisition, net of cash acquired	$-	$-	$208,693

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
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

On June 19, 2014, we completed the acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd.  On July 25, 2014, we completed the acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed the acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

Accordingly, as of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 include the operating results of the acquired companies from their respective acquisition dates through the respective period end dates.  The consolidated financial statements for the year ended December 31, 2014 reflect measurement period adjustments related to the 2014 Acquisitions.  The measurement period adjustments were finalized within the respective measurement periods, and, in the aggregate, were not considered material to the consolidated financial statements.  See Note 2, "Acquisitions and Disposition," for further details.

All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange gains of $3.1 million, $5.1 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in SG&A expenses on the consolidated statements of operations.

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

Goodwill and Identifiable Intangible Assets – Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any noncontrolling interest in the acquiree and, (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 29 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 17.5% and 15.2% in 2016 and 2015, respectively, of our consolidated total assets.

Return to Index
We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Impairment and Disposal of Long-Lived Assets – For definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

For indefinite-lived intangible assets, such as trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 4, "Goodwill and Other Intangible Assets," for additional details.

Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 2 to 39 years for buildings and leasehold improvements, and from 3 to 15 years for machinery and equipment.

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

Earnings per Share  – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2016, 2015 or 2014 which would have had a dilutive effect on earnings per share.

Return to Index
The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	2016	2015	2014
Numerator:
Net (loss) earnings	$(64,834)	$19,197	$8,603
Less dividends declared:
Class A	522	522	522
Class B	2,728	2,713	2,665
Undistributed (loss) earnings	$(68,084)	$15,962	$5,416

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(11,930)	$2,809	$970
Class B undistributed (loss) earnings	(56,154)	13,153	4,446
Total undistributed (loss) earnings	$(68,084)	$15,962	$5,416

Net (loss) earnings allocation - basic and diluted:
Class A net (loss) earnings	$(11,408)	$3,331	$1,492
Class B net (loss) earnings	(53,426)	15,866	7,111
Net (loss) earnings	$(64,834)	$19,197	$8,603

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175
Class B - basic and diluted	9,749	9,698	9,491

Net (loss) earnings per share:
Class A - basic and diluted	$(5.25)	$1.53	$0.69
Class B - basic and diluted	$(5.48)	$1.64	$0.75

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2016, 2015 and 2014 amounted to $26.7 million, $27.7 million and $21.5 million, respectively.  The majority of the increase over the past two years relates to the inclusion of R&D expenses of the 2014 Acquired Companies, which have been included in Bel's results since their respective acquisition dates.

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

Return to Index
Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This guidance was adopted by the Company effective January 1, 2016 and it did not have any impact on the Company's consolidated financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.  Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration.  This guidance was adopted by the Company effective January 1, 2016 and it did not have any impact on the Company's consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. This guidance was adopted by the Company effective January 1, 2016 and it was applied retrospectively for all prior periods.  At December 31, 2016 and December 31, 2015, deferred financing costs totaling $2.6 million and $3.6 million, respectively, are reflected as a reduction in the carrying value of the Company's current and long-term debt on the consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively.  Under this guidance, acquirers must recognize measurement period adjustments in the period in which they determine the amounts, including the effect on earnings of any amount they would have recorded in previous periods if the accounting had been completed at the acquisition date.  This guidance was adopted by the Company effective January 1, 2016 on a prospective basis as required.  Measurement period adjustments of any future acquisitions will be accounted for under this new guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet.  The guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent on the consolidated balance sheet.  The Company adopted this guidance effective January 1, 2016 and it was applied retrospectively for all prior periods.  The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	December 31, 2015
	As Reported	Reclass	Revised

Other current assets	$15,636	$(4,983)	$10,653
Long-term deferred income tax assets	3,321	117	3,438
Other current liabilities	(9,133)	174	(8,959)
Long-term deferred income tax liabilities	(13,002)	4,692	(8,310)

Return to Index

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic - 205-40) ("ASU 2014-15"). This ASU requires management to evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity's ability to continue as a going concern to be disclosed in the financial statements. The amendments in ASU 2014-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We adopted this amendment on December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the financial statements

Accounting Standards Issued But Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party.  The new guidance eliminates the exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This accounting guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of operations. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of operations.  The new accounting guidance is effective for annual periods beginning after December 15, 2016.  Certain provisions require retrospective/modified retrospective transition while others are to be applied prospectively. Based on historical results, management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a "right-of-use" model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted.  The updated guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  Under the new guidance, entities will be required to measure certain equity investments at fair value and recognize any changes in fair value in net earnings, unless the investments qualify for the new practicability exception.  The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017.  We  are currently evaluating the impact of adopting this new standard.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The update is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  The adoption of this guidance is not expected to have a material impact on the Company's consolidation financial statements.

Return to Index
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("ASU 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the "new revenue standards").

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017.

The new revenue standards become effective for the Company in the first quarter of fiscal year 2018, but allow adoption one year earlier if the Company so chooses. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018. The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We are currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method.

The Company is still in the process of evaluating the effect of the new standard on the Company's historical financial statements. Our efforts to adopt this standard to date have focused on contract analysis at a business unit and regional level. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company's assessment and implementation plans accordingly.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests for annual periods beginning after December 15, 2019, and the guidance is to be applied on a prospective basis.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. The Company is required to adopt ASU 2017-01 for periods beginning after December 15, 2017, including interim periods, and the guidance is to be applied on a prospective basis.  Early application is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued.

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

Return to Index
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

During the years ended December 31, 2015 and 2014, the Company incurred $0.6 million and $7.3 million of acquisition-related costs, respectively, associated with the 2014 Acquisitions primarily for audit-related costs, investment banker fees and legal fees.  These costs are included in selling, general and administrative expenses on the consolidated statements of operations.  The purchase accounting related to the 2014 Acquisitions was finalized within one year of the respective acquisition dates.

The results of operations of the 2014 Acquired Companies have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the years ended December 31, 2016, 2015 and 2014, the 2014 Acquired Companies contributed revenue of $195.6 million, $230.3 million and $134.3 million, respectively, and operating income (loss) of approximately $3.8 million, $10.3 million and ($2.5) million, respectively, to the Company's consolidated financial results.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Power Solutions and Connectivity Solutions for the periods presented as if the 2014 Acquisitions had occurred on January 1, 2013, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the business combinations, and related tax effects.  The 2014 unaudited pro forma net earnings for the year ended December 31, 2014 were adjusted to exclude $14.9 million ($9.8 million after tax) of non-recurring expenses, including audit, legal and other transaction fees, IT migration costs and employee-related expenses, which were incurred in connection with the 2014 Acquisitions.  The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from these acquisitions; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

Year Ended
December 31,
2014

Revenue	$629,132
Net earnings	11,705
Earnings per Class A common share - basic and diluted	0.94
Earnings per Class B common share - basic and diluted	1.02

Disposition – Sale of NPS

On January 23, 2015, the Company completed the sale of the Network Power Systems ("NPS") product line and related transactions of the acquired Power Solutions business to Unipower LLC ("Unipower") for $9.0 million in cash. The sale also included $1.0 million of escrow pending Unipower's realization of certain sales targets. The net proceeds of $9.0 million from the sale were used to repay outstanding borrowings in accordance with the provisions of the Credit and Security Agreement (see Note 10, "Debt").  The transaction provided that Bel would move processes and people to Unipower under an interim transition services agreement and that Bel would also continue to manufacture the NPS products for up to 24 months under a manufacturing services agreement.

Return to Index
As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million.  Of this amount, the Company has recognized net sales of $4.5 million during each of 2016 and 2015.  None of the $1.0 million of escrow was recognized as Unipower did not achieve the sales targets specified in the agreement. In January 2017, the Company extended the manufacturing services agreement with Unipower through June 2017 at renegotiated pricing by product for that term.

3.	RESTRUCTURING ACTIVITIES

Activity and liability balances related to restructuring costs for the years ended December 31, 2015 and 2016 are as follows:

		2015			2016
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New	and Other	December 31,
	2014	Charges	Settlements	2015	Charges	Settlements	2016
Severance costs	$-	$1,144	$(1,034)	$110	$1,407	$(929)	$588
Other restructuring costs	-	626	(626)	-	2	(2)	-
Total	$-	$1,770	$(1,660)	$110	$1,409	$(931)	$588

During 2016, the Company's restructuring charges included costs associated with the closure of a manufacturing facility in Shanghai, PRC and transition of the operations to other existing Bel facilities.  In addition to the charges noted above, the Company incurred $0.7 million related to fixed asset disposals, lease acceleration charges, relocation expenses and other costs associated with the exit of a leased facility located in Shanghai, China which are included as restructuring charges on the consolidated statement of operations during 2016.  During 2015, the Company's restructuring charges included costs related to reductions in headcount and consolidation and relocation of certain facilities and offices in North America, Asia and Europe and additional headcount reductions at Cinch US, Array and the U.S. and Asia locations of Connectivity Solutions.
4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.

The changes in the carrying value of goodwill classified by our segment reporting structure for the years ended December 31, 2016 and 2015 are as follows:

Return to Index
	Total	North America	Asia	Europe

Balance at January 1, 2015
Goodwill, gross	$145,310	$69,380	$50,052	$25,878
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$118,369	$55,314	$37,177	$25,878

Measurement period adjustments	4,590	(6,016)	4,351	6,255
Foreign currency translation	(1,325)	-	129	(1,454)

Balance at December 31, 2015:
Goodwill, gross	148,575	63,364	54,532	30,679
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$121,634	$49,298	$41,657	$30,679

Impairment charge	(101,650)	(40,408)	(41,633)	(19,609)
Foreign currency translation	(2,033)	-	(24)	(2,009)

Balance at December 31, 2016:
Goodwill, gross	146,542	63,364	54,508	28,670
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	$17,951	$8,890	$-	$9,061

The goodwill associated with the 2014 acquisitions, as well as the allocation by reporting unit, was finalized by the end of each of the respective measurement periods in 2015, and resulted in an additional $4.6 million of goodwill being recorded in 2015.

As discussed in Note 5, Fair Value Measurements, goodwill is reviewed for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  The goodwill impairment test involves a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test must be performed to measure the amount of impairment loss.  In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.  If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss and a reduction to goodwill.

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

2016 Annual Impairment Test

During the fourth quarter of 2016, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of each of the Company's reporting units exceeded the respective carrying values and that there was no indication of impairment.

Return to Index
The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2016 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
North America	13%
Europe	30%

2016 Interim Impairment Test

During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the reporting units.

Detailed below is a table of key underlying assumptions utilized in the Level 3 fair value estimate calculation for the interim test performed as of March 31, 2016 as compared to those assumptions utilized during the annual valuation performed as of October 1, 2015.  Assumptions may vary by reporting unit.  The table below shows the range of assumptions utilized across the various reporting units.

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

The March 31, 2016 interim impairment test related to the Company's goodwill was performed by reporting unit (North America, Asia and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with all three of the Company's reporting units.  As a result, the Company recorded a provisional non-cash goodwill impairment charges totaling $104.3 million during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter of 2016. The Company's goodwill associated with its reporting units originated from several of Bel's prior acquisitions, primarily Power Solutions acquired in 2014 and Connectivity Solutions acquired in 2014 (which represented $55.5 million and $55.0 million, respectively, of the carrying value of goodwill at the testing date).  The carrying value of the Company's goodwill was $121.6 million at December 31, 2015.

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2016 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

Return to Index
The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize an additional non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

Based on annual impairment tests performed in prior years, there was no indication of goodwill impairment during 2014 or 2015.

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 1 to 29 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2016, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,658	$11,276	$27,382	$39,388	$7,932	$31,456
Customer relationships	43,821	8,302	35,519	44,894	5,735	39,159
Non-compete agreements	2,667	2,376	291	2,753	1,838	915
Trademarks	11,677	41	11,636	16,338	41	16,297

	$96,823	$21,995	$74,828	$103,373	$15,546	$87,827

Amortization expense was $7.0 million in each of 2016 and 2015 and $5.4 million in 2014.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2017	$6,521
2018	6,229
2019	6,229
2020	6,197
2021	6,196

Return to Index
2016 Annual Impairment Test

The Company completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2016, noting no further impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2016 and that there was no indication of impairment.

2016 Interim Impairment Test

During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim impairment review of our trademarks.  Based on the Company's analysis, the fair values of all of the Company's trademarks were lower than the respective carrying values.  As a result, in 2016, the Company recorded a non-cash impairment of $4.3 million which is included in impairment of goodwill and other intangible assets on the consolidated statements of operations.

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

Based on annual impairment tests performed in prior years, there was no indication of indefinite-lived intangible assets impairment during 2014 or 2015.

The future occurrence of a potential indicator of impairment, such as those described above, could require an interim assessment for some or all of the Company's trademarks. In such a case, it may be necessary for us to recognize an additional non-cash impairment charge related to our trademarks, which could have a material adverse effect on our consolidated financial condition and results of operations.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2016 and 2015, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.7 million and $0.7 million at December 31, 2016 and 2015, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

As of December 31, 2016 and 2015, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.7 million and $3.6 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2016 or 2015.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2016.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2016 or 2015.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2016 and 2015, the estimated fair value of total debt was $144.3 million and $188.1 million, respectively, compared to a carrying amount of $141.2 million and $183.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2016.

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

At December 31, 2016 and 2015, the Company has obligations of $16.9 million and $15.6 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2016 and 2015, these assets had a combined value of $12.7 million and $12.2 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $10.9 million and $8.5 million at December 31, 2016 and 2015, respectively, is included in other assets in the accompanying consolidated balance sheets. During 2016 and 2015, the Company sold $2.2 million and $2.8 million, respectively, of marketable securities within the rabbi trust and utilized the proceeds to purchase additional COLI.  The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $0.5 million, ($0.1) million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2016 and 2015, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $1.0 million and $2.9 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  As discussed above, the Company sold $2.2 million of its SERP investments during 2016 and $2.8 million during 2015.  At December 31, 2016 and 2015, the fair market value of these investments was $1.7 million and $3.6 million, respectively.  The gross unrealized gain of $0.7 million and $0.7 million at December 31, 2016 and 2015, respectively, has been included, net of tax, in accumulated other comprehensive income (loss).

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2016	2015
Raw materials	$43,376	$42,036
Work in progress	18,008	16,908
Finished goods	37,487	39,566
Inventories	$98,871	$98,510

Return to Index

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2016	2015
Land	$2,234	$2,240
Buildings and improvements	30,061	29,346
Machinery and equipment	113,780	116,921
Construction in progress	3,029	4,949
	149,104	153,456
Accumulated depreciation	(100,349)	(95,845)
Property, plant and equipment, net	$48,755	$57,611

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $14.8 million, $16.0 million and $15.0 million, respectively.

9. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2013 and for state examinations before 2010.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2006 in Asia and generally 2009 in Europe.  At December 31, 2015, the Company was under examination by the taxing authorities in Germany for the tax years 2011 through 2013.  This audit concluded in April 2016 and resulted in an immaterial amount of incremental tax expense.

At December 31, 2016 and 2015, the Company has approximately $27.8 million and $42.2 million, respectively, of liabilities for uncertain tax positions ($0.4 million and $1.9 million, respectively, is included in other current liabilities on the consolidated balance sheets and $27.4 million and $40.3 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company's effective tax rate.  As of December 31, 2016, approximately $0.4 million of the Company's liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

In connection with the acquisition of the Power Solutions business in 2014, the Company acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  During the year ended December 31, 2016, a portion of these tax matters was resolved with the taxing authorities which resulted in a reduction of $13.9 million in the liability for uncertain tax positions, of which $11.1 million related to interest and penalties. The Company is actively pursuing resolution of the remaining tax matters.  From the date of acquisition through December 31, 2016, the Company has recorded $4.5 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.7 million annually until the issues are resolved.

As part of the acquisition of Power Solutions, the Company acquired a $12.0 million liability for uncertain tax positions relating to an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd.) for the years 2004 through 2006, as further described in Note 16, "Commitments and Contingencies."

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at December 31, 2016.  A total of $0.4 million of the acquired liability for uncertain tax positions relates to the 2006 tax year and is scheduled to expire on December 31, 2017. Additionally, a total of $0.2 million of previously recorded liabilities for uncertain tax positions relating to the 2010 tax year were reversed during the year ended December 31, 2015.  This was offset by an increase to the liability for uncertain tax positions in the amount of $3.2 million, of which $2.1 million relates to interest and penalties on the uncertain tax positions acquired from Power Solutions, which is included in the consolidated statement of operations during the year ended December 31, 2015.  A total of $0.8 million of previously recorded liabilities for uncertain tax positions relating to 2010 were reversed during the year ended December 31, 2014.

Return to Index
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	2016	2015	2014
Liability for uncertain tax positions - January 1	$42,158	$39,970	$2,189
Additions based on tax positions
related to the current year	2,483	3,241	2,732
Additions relating to acquisitions	-	-	35,874
Translation adjustment	(881)	(844)	-
Settlement/expiration of statutes of limitations	(15,932)	(209)	(825)
Liability for uncertain tax positions - December 31	$27,828	$42,158	$39,970

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.3 million, $2.5 million and $1.6 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized a benefit of $3.1 million, less than $0.1 million and $0.2 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $2.2 million and $4.0 million accrued for the payment of interest and penalties at December 31, 2016 and 2015, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company's total (loss) earnings before (benefit) provision for income taxes included (loss) earnings from domestic operations of ($43.3) million, $6.1 million and ($9.2) million for 2016, 2015 and 2014, respectively, and (loss) earnings before (benefit) provision for income taxes from foreign operations of ($39.2) million, $19.6 million and $19.0 million for 2016, 2015 and 2014, respectively.

The (benefit) provision for income taxes consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(1,163)	$1,494	$402
State	18	70	175
Foreign	(10,172)	5,327	3,281
	(11,317)	6,891	3,858
Deferred:
Federal	(6,272)	1,019	(2,698)
State	(464)	(64)	(407)
Foreign	335	(1,311)	414
	(6,401)	(356)	(2,691)

	$(17,718)	$6,535	$1,167

Return to Index
A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
Tax (benefit) provision computed at the
federal statutory rate	$(28,893)	35%	$9,006	35%	$3,420	35%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	(4,427)	5%	(5,353)	(21%)	(4,458)	(46%)

Impairment of goodwill & intangibles	30,445	(37%)	-	0%	-	0%

Increase in (reversal of) liability for uncertain
tax positions - net	(13,974)	17%	3,032	12%	1,907	20%

Utilization of research and experimentation, solar and foreign
tax credits	(349)	0%	(349)	(1%)	(508)	(5%)

State taxes, net of federal benefit	(420)	1%	56	0%	(183)	(2%)

Current year (reversal) increase in U.S. valuation allowances	-	0%	(343)	(1%)	335	3%

Federal tax on profit of foreign disregarded entities
net of deferred tax	-	0%	872	3%	770	8%

Other, including qualified production activity credits, SERP/COLI income, under/(over) accruals, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	(100)	0%	(386)	(2%)	(116)	(1%)
Tax (benefit) provision computed at the Company's
effective tax rate	$(17,718)	21%	$6,535	25%	$1,167	12%

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

As of December 31, 2016, the Company has gross foreign income tax net operating losses ("NOL") of $25.6 million, foreign tax credits of $0.3 million and capital loss carryforwards of $0.2 million which amount to a total of $6.2 million of deferred tax assets.  The Company has established valuation allowances totaling $6.1 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $16.0 million, including $3.8 million of NOLs acquired from Array and $10.0 million of NOLs acquired from Connectivity Solutions, which amount to $5.3 million of deferred tax assets and tax credit carryforwards of $2.3 million. The Company has established valuation allowances of $0.2 million and $1.2 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2026 – 2027, the NOL acquired from Connectivity Solutions expire at various times during 2022-2033, the state NOL's expire at various times during 2017 – 2031 and the tax credit carryforwards expire at various times during 2025 - 2034.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2016.  However, U.S. deferred taxes need not be provided as there is no intention to repatriate such amounts to the U.S. Management's intention is to permanently reinvest the majority of the remaining earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $100.4 million at December 31, 2016.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  At December 31, 2016, the estimated federal income tax liability related to unrepatriated foreign earnings is $23.3 million under the current tax law.

Return to Index
Components of deferred income tax assets are as follows:
	December 31,
	2016	2015
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$902	$902
Unfunded pension liability	1,398	1,327
Reserves and accruals	4,335	4,349
Federal, state and foreign net operating loss
and credit carryforwards	12,891	10,953
Depreciation	1,057	880
Amortization	-	814
Other accruals	8,278	9,622
Total deferred tax assets	28,861	28,847
Deferred tax liabilities:
Reserves and accruals	64	64
Depreciation	3,028	2,391
Amortization	15,361	23,772
Other accruals	973	857
Total deferred tax liabilities	19,426	27,084
Valuation allowance	7,485	6,635
Net deferred tax assets/(liabilities)	$1,950	$(4,872)

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
The borrowings under the CSA will bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company's leverage ratio. The interest rate in effect at December 31, 2016 was 3.06%, which consisted of LIBOR of 0.81% plus the Company's margin of 2.25%.  The interest rate in effect at December 31, 2015 was 3.19%, which consisted of LIBOR of 0.44% plus the Company's margin of 2.75%.

Return to Index
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2016, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2016 was $50.0 million.  In January 2017, the Company borrowed $6.0 million of its available credit under the credit facility.

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

The Company recorded a total of $6.5 million in deferred financing costs related to the CSA since 2014, and these costs are being amortized in interest expense over the remaining term of the loan.  At December 31, 2016 and 2015, the carrying value of the debt on the consolidated balance sheets is reflected net of $2.6 million and $3.6 million, respectively, of deferred financing costs as a result of the adoption of accounting guidance effective January 1, 2016.  See Note 1, "Basis of Presentation and Accounting Policies".

In connection with its outstanding borrowings and amortization of the deferred financing costs described above, the Company incurred $6.7 million and $7.6 million of interest expense during the years ended December 31, 2016 and 2015, respectively.  At December 31, 2016 and 2015, borrowings outstanding related to the term loans (Term Loan and DDTL combined) were $143.8 million and $187.2 million, respectively, with no borrowings outstanding under the revolver at either period.

Scheduled principal payments of the total debt outstanding at December 31, 2016 are as follows (in thousands):

2017	$12,495
2018	20,860
2019	110,443
Total long-term debt	143,798
Less: Current maturities of long-term debt	(12,495)
Noncurrent portion of long-term debt	$131,303

Return to Index

11.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2016	2015
Sales commissions	$2,066	$2,824
Subcontracting labor	1,370	1,942
Salaries, bonuses and related benefits	17,587	15,672
Warranty accrual	2,718	3,659
Deferred revenue	-	4,500
Other	7,808	9,726
	$31,549	$38,323

A tabular presentation of the activity within the warranty accrual account for the years ended December 31, 2016 and 2015 is presented below:

	Year Ended December 31,
	2016	2015
Balance, beginning of year	$3,659	$6,032
Charges and costs accrued	761	2,892
Adjustments related to pre-existing warranties
(including changes in estimates)	(1,063)	(1,208)
Less: Repair costs incurred	(544)	(2,932)
Less: Cash settlements	-	(1,000)
Currency translation	(95)	(125)
Balance, end of year	$2,718	$3,659

Return to Index
12. SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	2016	2015	2014
		(Revised)	(Revised)
Net Sales to External Customers:
North America	$256,760	$304,328	$217,258
Asia	168,458	188,146	201,338
Europe	74,935	74,606	68,480
	$500,153	$567,080	$487,076

Net Sales:
North America	$268,935	$329,304	$248,007
Asia	256,202	295,751	275,765
Europe	86,750	148,735	114,748
Less intercompany
net sales	(111,734)	(206,710)	(151,444)
	$500,153	$567,080	$487,076

(Loss) Income from Operations:
North America	$(35,722)	$11,012	$(4,531)
Asia	(24,360)	8,175	13,090
Europe	(16,430)	9,413	4,913
	$(76,512)	$28,600	$13,472

Total Assets:
North America	$168,061	$238,930	$309,516
Asia	166,028	231,063	251,240
Europe	92,651	108,512	69,616
	$426,740	$578,505	$630,372

Capital Expenditures:
North America	$2,641	$2,425	$3,862
Asia	4,329	4,888	4,089
Europe	1,253	2,578	1,091
	$8,223	$9,891	$9,042

Depreciation and Amortization Expense:
North America	$10,522	$10,841	$7,986
Asia	7,976	8,706	8,391
Europe	3,280	3,462	3,990
	$21,778	$23,009	$20,367

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

The following items are included in the segment data presented above:

Acquisitions – Since the 2014 Acquisitions occurred mid-year during 2014, Bel's segment net sales and income from operations presented above for the year ended December 31, 2014 only include contributions from the respective dates of acquisitions.  The following table indicates the contributions to net sales and income (loss) from operations from the 2014 Acquisitions:

Return to Index

	Year Ended December 31,
	2015	2014
Net Sales to External Customers:
North America	$189,118	$101,772
Asia	5,898	5,870
Europe	35,319	26,694
Net sales from the 2014 Acquisitions	$230,335	$134,336

Income (loss) from operations:
North America	$5,123	$(3,585)
Asia	(2,403)	(3,358)
Europe	7,530	4,406
Total income (loss) from operations
from the 2014 Acquisitions	$10,250	$(2,537)

Restructuring Charges – The following restructuring charges are included in income (loss) from operations by segment.  See Note 3, "Restructuring Activities," for further information on the Company's restructuring efforts.

	2016	2015	2014
North America	$692	$1,452	$1,539
Asia	1,305	352	-
Europe	90	310	293
	$2,087	$2,114	$1,832

Impairment Charges – As discussed in Note 4, Goodwill and Other Intangible Assets, the Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks in 2016.  Of this charge, $44.0 million was recorded in the Company's North America segment, $41.7 million was recorded in its Asia segment and $20.3 million was recorded in its Europe segment.  These charges impacted the Company's income from operations for 2016 and the reduction in goodwill accounted for the majority of the decline in total assets from December 31, 2015 noted above.

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	2016	2015	2014
Net Sales by Geographic Location:

United States	$256,760	$304,328	$217,258
Macao	163,971	182,248	195,469
United Kingdom	21,953	27,552	22,852
Slovakia	17,622	2,807	1,353
Germany	14,104	16,314	18,663
Switzerland	14,048	18,050	15,236
All other foreign countries	11,695	15,781	16,245
Consolidated net sales	$500,153	$567,080	$487,076

Net Sales by Major Product Line:

Power solutions and protection	$172,176	$214,766	$159,867
Connectivity solutions	168,845	181,697	152,954
Magnetic solutions	159,132	170,617	174,255
Consolidated net sales	$500,153	$567,080	$487,076

Return to Index

The following is a summary of long-lived assets by geographic area as of December 31, 2016 and 2015:

	2016	2015
Long-lived Assets by Geographic Location:		(Revised)

United States	$29,740	$32,327
People's Republic of China (PRC)	32,666	37,796
Slovakia	6,574	7,758
Switzerland	3,593	4,006
United Kingdom	1,419	2,016
All other foreign countries	1,117	1,232
Consolidated long-lived assets	$75,109	$85,135

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

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in each of 2016, 2015 and 2014.  The net sales associated with this customer was $59.8 million in 2016 (12.0% of sales), $74.8 million in 2015 (13.2% of sales) and $76.4 million in 2014 (15.7% of sales). Net sales related to this significant customer were primarily reflected in the Asia operating segment during each of the three years discussed.

13. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company. For plan years beginning on and after January 1, 2012, the Company's matching contributions are made in cash and are equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.1 million, $1.2 million and $0.8 million, respectively. As of December 31, 2016, the plan owned 13,637 and 159,688 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.  Effective January 1, 2017, the Company's matching contribution will be made in the form of Bel Fuse Inc. Class A common stock.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2016, 2015 and 2014 amounted to approximately $0.3 million in each year. As of December 31, 2016, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

Return to Index
The benefits available under the Plan vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2016, 2015 and 2014 amounted to $1.6 million, $1.5 million and $1.3 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Service Cost	$593	$552	$542
Interest Cost	659	567	541
Net amortization	391	366	182
Net periodic benefit cost	$1,643	$1,485	$1,265

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2016 and 2015 are as follows:
	2016	2015
Fair value of plan assets, January 1	$-	$-
Company contributions	129	85
Benefits paid	(129)	(85)
Fair value of plan assets, December 31	-	-
Benefit obligation, January 1	15,576	14,205
Service cost	593	552
Interest cost	659	567
Benefits paid	(129)	(85)
Plan amendments	487	-
Actuarial (gains) losses	(286)	337
Benefit obligation, December 31	16,900	15,576
Underfunded status, December 31	$(16,900)	$(15,576)

Return to Index
The Company has recorded the 2016 and 2015 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $13.8 million as of December 31, 2016 and $12.7 million as of December 31, 2015.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $12.7 million and $12.2 million at December 31, 2016 and 2015, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.  The Company expects to make contributions of $0.1 million to the SERP in 2017.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2017, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2017	$129
2018	288
2019	543
2020	658
2021	658
2022 - 2026	5,160

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	2016	2015
Prior service cost	$1,172	$866
Net loss	2,970	3,465
	$4,142	$4,331

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2016	2015	2014
Net periodic benefit cost
Discount rate	4.25%	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Benefit obligation
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%

14.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2016, 599,800 shares remained available for future issuance under the 2011 Equity Compensation Plan.

Return to Index
The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.8 million, $2.8 million and $2.7 million for 2016, 2015 and 2014, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2016, 2015 and 2014.  At December 31, 2016 and 2015, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the five-year periods from the respective award dates, as adjusted for forfeitures of unvested awards. During 2016, 2015 and 2014, the Company issued 180,000 shares, 84,000 shares and 378,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers and employees.

A summary of the restricted stock activity under the Program as of December 31, 2016 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2016	564,025	$22.00	3.2 years
Granted	180,000	23.30
Vested	(155,100)	20.99
Forfeited	(30,325)	23.06
Outstanding at December 31, 2016	558,600	$22.64	3.1 years

As of December 31, 2016, there was $8.7 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.9 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15. COMMON STOCK

As of December 31, 2016, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2016, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2016, to the Company's knowledge, this shareholder owned 23.15% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Return to Index
Throughout 2016, 2015 and 2014, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  The Company declared and paid cash dividends totaling $3.2 million in each of 2016, 2015 and 2014.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through December 2023.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,

2017	$6,491
2018	3,590
2019	2,813
2020	2,597
2021	2,108
Thereafter	1,171
$18,770

Rental expense for all leases was approximately $7.9 million, $8.8 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $31.0 million and $42.6 million at December 31, 2016 and December 31, 2015, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.8 million and $1.5 million at December 31, 2016 and December 31, 2015, respectively.

Legal Proceedings

The Company was a defendant in a lawsuit captioned SynQor, Inc. v. Artesyn Technologies, Inc., et al. brought in the United States District Court for the Eastern District of Texas in September 2011. This was a patent infringement action for damages in the form of lost profits and reasonable royalties for the period beginning January 24, 2011 (the post-verdict period of a related case).  SynQor, Inc. also sought enhanced damages.  The Company had an indemnification agreement in place with one of its customers specifically covering post-verdict damages related to this case.  This case went to trial on July 30, 2013.  In April 2014, a final judgment was rendered in this case, whereby the Company was assessed an additional $0.7 million in post-verdict damages.  This amount was paid by the Company in July 2014 and was subsequently reimbursed by one of its customers under the terms of the indemnification agreement referenced above.  SynQor filed an appeal of the final judgment in May 2014. The appeals court heard oral arguments from the parties on this matter on March 2, 2015. The matter was settled as to all further damages and claims relating to the appeal in early 2016 with no further payment required from the Company.

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

Return to Index
In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2016 and December 31, 2015.

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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2016, 2015 and 2014 are summarized below:

	2016	2015	2014

Foreign currency translation adjustment	$(28,976)	$(19,305)	$(9,351)
Unrealized holding gain on available-for-sale
securities, net of taxes of $263, $265 and $259 as of
December 31, 2016, 2015 and 2014	424	434	429
Unfunded SERP liability, net of taxes of ($1,398), ($1,327)
and ($1,325) as of December 31, 2016, 2015 and 2014	(2,745)	(3,005)	(3,026)

Accumulated other comprehensive loss	$(31,297)	$(21,876)	$(11,948)

Return to Index

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2016 and 2015 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2015	$(9,351)	$429	$(3,026)		$(11,948)
Other comprehensive income (loss) before reclassifications	(9,954)	5	(233)		(10,182)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	254	(a)	254
Net current period other comprehensive income (loss)	(9,954)	5	21		(9,928)

Balance at December 31, 2015	(19,305)	434	(3,005)		(21,876)

Other comprehensive income (loss) before reclassifications	(9,671)	(10)	5		(9,676)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	255	(a)	255
Net current period other comprehensive income (loss)	(9,671)	(10)	260		(9,421)

Balance at December 31, 2016	$(28,976)	$424	$(2,745)		$(31,297)

(a)
This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

18. RELATED PARTY TRANSACTIONS

The Company maintains minority ownership in a joint venture in the PRC.  See Note 2, "Acquisitions and Disposition."  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company purchased $1.5 million and $4.3 million of inventory from the joint venture during the year ended December 31, 2015 and during the period from its acquisition date of June 19, 2014 through December 31, 2014, respectively.  The Company did not purchase any inventory from the joint venture during 2016.  At December 31, 2016, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying consolidated balance sheet.

Return to Index

19. SELECTED QUARTERLY DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2016 and 2015 are summarized as follows:

	2016
	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

Net sales	$121,182		$131,622		$128,809	$118,539

Gross profit	23,074		25,692		26,575	24,579

Net (loss) earnings	(100,696	)(a)	22,776	(a)	9,710	3,377

Net (loss) earnings per share:
Class A common share - basic and diluted	$(8.15)		$1.83		$0.78	$0.27
Class B common share - basic and diluted	$(8.55)		$1.93		$0.82	$0.29

	2015
	First		Second		Third	Fourth
	Quarter(b)		Quarter		Quarter	Quarter

Net sales	$142,015		$145,658		$144,161	$135,246

Gross profit	26,813	(b)	28,560		27,412	26,043

Net earnings	5,320	(b)	6,062		4,920	2,895

Earnings per share:
Class A common share - basic and diluted	$0.43	(b)	$0.49		$0.39	$0.23
Class B common share - basic and diluted	$0.45	(b)	$0.52		$0.42	$0.25

(a)
In connection with an interim impairment test related to the Company's goodwill and other intangible assets, provisional non-cash impairment charges totaling $104.3 million were recorded during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter.

(b)
Revised from 10-Q disclosures to reflect immaterial measurement period adjustments related to the 2014 Acquisitions.  First quarter 10-Q reflected gross profit of $27.1 million, net earnings of $5.6 million, earnings per Class A common share of $0.45 per share and earnings per Class B common share of $0.48 per share.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2016:
Allowance for doubtful accounts	$1,747	$(163)	$281	$(84)	$1,781
Allowance for excess and obsolete inventory	$5,268	$3,513	$185	$(2,703)	$6,263
Deferred tax assets - valuation allowances	$6,635	$887	$-	$(37)	$7,485

Year ended December 31, 2015:
Allowance for doubtful accounts	$1,989	$295	$303	$(840)	$1,747
Allowance for excess and obsolete inventory	$6,809	$2,186	$(59)	$(3,668)	$5,268
Deferred tax assets - valuation allowances	$6,692	$456	$-	$(513)	$6,635

Year ended December 31, 2014:
Allowance for doubtful accounts	$941	$1,434	$-	$(386)	$1,989
Allowance for excess and obsolete inventory	$3,941	$4,438	$(1)	$(1,569)	$6,809
Deferred tax assets - valuation allowances	$1,955	$4,766	$-	$(29)	$6,692

(a) Write-offs

(b) Includes foreign currency translation adjustments

Return to Index
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2016, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.
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
Based on their evaluation as of December 31, 2016, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Return to Index
Item 10.  Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of shareholders that is responsive to the information required with respect to this item.

The Registrant has adopted a code of ethics for all of its associates, including directors, executive officers and all other senior financial personnel.  The code of ethics, as amended from time to time,  is available on the Registrant's website under Corporate Governance.  The Registrant will also make copies of its code of ethics available to investors upon request.  Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ  07302 Attn: Craig Brosious or should be made by telephone by calling Craig Brosious at 201-432-0463.

Item 11.  Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	599,800

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	599,800

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.  Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index
PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Form 10-K.

(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2016, 2015 and 2014 of this Annual Report on Form 10-K.

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

10.5†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.6
Stock Purchase Agreement dated as of April 24, 2014, by and among Bel Fuse Inc., Power-One, Inc. and PWO Holdings B.V.  Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and incorporated herein by reference.

10.7
Stock Purchase Agreement dated as of May 16, 2014, by and among Bel Fuse Inc. and Emerson Electric Co.  Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 22, 2014 and incorporated herein by reference.

10.8
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

Return to Index

10.9
Second Amendment, dated as of March 21, 2016, to the Credit and Security Agreement dated June 19, 2014, as amended and restated as of June 30, 2014, by and among Bel Fuse Inc., as Borrower, and KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2016 and incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None.

Return to Index

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEL FUSE INC.
(Registrant)

By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer
Dated: March 10, 2017

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 10, 2017
Daniel Bernstein	and Director

/s/ Robert H. Simandl	Director	March 10, 2017
Robert H. Simandl

/s/ Peter Gilbert	Director	March 10, 2017
Peter Gilbert

/s/ John Tweedy	Director	March 10, 2017
John Tweedy

/s/ Avi Eden	Director	March 10, 2017
Avi Eden

/s/ Mark Segall	Director	March 10, 2017
Mark Segall

/s/ Norman Yeung	Director	March 10, 2017
Norman Yeung

Return to Index

/s/ Eric Nowling	Director	March 10, 2017
Eric Nowling

/s/ Vincent Vellucci	Director	March 10, 2017
Vincent Vellucci

/s/ Colin Dunn	Vice President of Finance and Secretary	March 10, 2017
Colin Dunn	(Principal Financial Officer and Principal
Accounting Officer)