Form 10-Q
period 2017-03-31
BEL FUSE INC /NJ
filed 2017-05-05
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2017
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,839,002

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2016 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2016 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$72,281	$73,411
Accounts receivable, net of allowance for doubtful accounts of $1,783
in 2017 and $1,781 in 2016	72,728	74,416
Inventories	101,650	98,871
Other current assets	10,540	8,744
Total current assets	257,199	255,442

Property, plant and equipment, net	46,647	48,755
Intangible assets, net	73,372	74,828
Goodwill	18,358	17,951
Deferred income taxes	4,099	3,410
Other assets	26,814	26,354
Total assets	$426,489	$426,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$46,598	$47,235
Accrued expenses	27,209	31,549
Current portion of long-term debt	13,504	11,395
Other current liabilities	2,086	2,148
Total current liabilities	89,397	92,327

Long-term Liabilities:
Long-term debt	129,473	129,850
Liability for uncertain tax positions	27,788	27,458
Minimum pension obligation and unfunded pension liability	17,205	16,900
Deferred income taxes	1,516	1,460
Other liabilities	282	311
Total liabilities	265,661	268,306

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,839,002 in 2017 and 9,851,652
in 2016 (net of 3,218,307 treasury shares)	984	985
Additional paid-in capital	26,332	27,242
Retained earnings	162,899	161,287
Accumulated other comprehensive loss	(29,604)	(31,297)
Total stockholders' equity	160,828	158,434
Total liabilities and stockholders' equity	$426,489	$426,740

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net sales	$113,668	$121,182
Cost of sales	90,390	98,108
Gross profit	23,278	23,074

Selling, general and administrative expense	21,152	17,670
Impairment of goodwill and other intangible assets	-	108,583
Restructuring charges	33	228
Income (loss) from operations	2,093	(103,407)

Interest expense	(1,424)	(2,201)
Interest income and other, net	54	40
Earnings (loss) before provision (benefit) for income taxes	723	(105,568)

Benefit from income taxes	(23)	(4,872)
Net earnings (loss) available to common stockholders	$746	$(100,696)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.05	$(8.15)
Class B common share - basic and diluted	$0.06	$(8.55)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175
Class B common share - basic and diluted	9,845	9,701

Dividends paid per common share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net earnings (loss) available to common stockholders	$746	$(100,696)

Other comprehensive income:
Currency translation adjustment, net of taxes of ($32) in 2017 and $0 in 2016	1,910	1,029
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $178 in 2017 and $27 and 2016	(279)	43
Change in unfunded SERP liability, net of taxes of ($32) in 2017 and $72 in 2016	62	434
Other comprehensive income	1,693	1,506

Comprehensive income (loss)	$2,439	$(99,190)

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net earnings (loss)	$746	$(100,696)
Adjustments to reconcile net earnings (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	5,227	5,501
Stock-based compensation	785	708
Impairment of goodwill and other intangible assets	-	108,583
Amortization of deferred financing costs	277	681
Deferred income taxes	(535)	(3,455)
Net unrealized losses on foreign currency revaluation	532	345
Other, net	56	671
Changes in operating assets and liabilities:
Accounts receivable	1,985	9,640
Inventories	(2,384)	(1,199)
Account payable	(932)	(947)
Accrued expenses	(4,651)	(5,765)
Other operating assets/liabilities, net	(1,822)	(5,214)
Net cash (used in) provided by operating activities	(716)	8,853

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,009)	(1,640)
Proceeds from disposal/sale of property, plant and equipment	9	1
Net cash used in investing activities	(1,000)	(1,639)

Cash flows from financing activities:
Dividends paid to common stockholders	(781)	(770)
Payment of deferred financing costs	-	(718)
Borrowings under revolving credit line	6,000	-
Repayments of revolving credit line	(2,000)	-
Reduction in notes payable	(203)	(166)
Repayments of long-term debt	(2,544)	(21,597)
Net cash provided by (used in) financing activities	472	(23,251)

Effect of exchange rate changes on cash and cash equivalents	114	42

Net decrease in cash and cash equivalents	(1,130)	(15,995)
Cash and cash equivalents - beginning of period	73,411	85,040
Cash and cash equivalents - end of period	$72,281	$69,045

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$478	$359
Interest payment	$1,143	$1,518

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no significant changes to these accounting policies during the three months ended March 31, 2017.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of operations. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of operations.  The Company adopted this guidance effective January 1, 2017.  Certain provisions required retrospective/modified retrospective transition while others were applied prospectively. In accordance with this guidance, the Company reclassified $1.7 million of cumulative excess tax benefits from additional paid-in capital to retained earnings within the equity section of the condensed consolidated balance sheet as of January 1, 2017.  The Company has elected to continue its method of estimating forfeitures in determining its stock-based compensation expense throughout the year.  The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The update is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  We adopted this guidance on January 1, 2017.  The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic - 205-40) ("ASU 2014-15"). This ASU requires management to evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity's ability to continue as a going concern to be disclosed in the financial statements. The amendments in ASU 2014-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We adopted this amendment on December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the financial statements.

Accounting Standards Issued But Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Current U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party.  The new guidance eliminates the exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This accounting guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our condensed consolidated financial statements.

Return to Index
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 2014-09, the "new revenue standards").

The Company is still in the process of evaluating the potential effect of the new revenue standards on our financial statements and disclosures.

The new revenue standards become effective for the Company in the first quarter of fiscal year 2018.  We anticipate using the modified retrospective approach to adopting the new revenue standards where we will have to recognize the cumulative effect of initially applying the new revenue standards as an adjustment to the opening balance of retained earnings.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers globally and are evaluating the provisions under the five-step model specified by the new guidance. In addition, we continue to monitor additional interpretive guidance related to the new revenue standards as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests for annual periods beginning after December 15, 2019, and the guidance is to be applied on a prospective basis.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  This guidance is effective for periods beginning after December 15, 2017, including interim periods.  Certain of the provisions within this guidance will be applied on a retrospective basis, while other aspects will be applied on a prospective basis, in accordance with ASU 2017-07.

Return to Index

2.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Numerator:
Net earnings (loss)	$746	$(100,696)
Less dividends declared:
Class A	130	131
Class B	699	682
Undistributed loss	$(83)	$(101,509)

Undistributed loss allocation - basic and diluted:
Class A undistributed loss	$(14)	$(17,860)
Class B undistributed loss	(69)	(83,649)
Total undistributed loss	$(83)	$(101,509)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$116	$(17,729)
Class B net earnings (loss)	630	(82,967)
Net earnings (loss)	$746	$(100,696)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	9,845	9,701

Net earnings (loss) per share:
Class A - basic and diluted	$0.05	$(8.15)
Class B - basic and diluted	$0.06	$(8.55)

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

As of March 31, 2017 and December 31, 2016, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of March 31, 2017 and December 31, 2016, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.7 million at each date are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2017 or March 31, 2016.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2017.

Return to Index
There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At March 31, 2017 and December 31, 2016, the estimated fair value of total debt was $146.1 million and $144.3 million, respectively, compared to a carrying amount of $143.0 million and $141.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2017.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the reporting units. As a result, the Company recorded provisional non-cash goodwill and other intangible assets impairment charges totaling $108.6 million during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter of 2016.  There were no triggering events that occurred during the first quarter of 2017 that would warrant interim impairment testing.

4. INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2017	2016
Raw materials	$44,867	$43,376
Work in progress	19,162	18,008
Finished goods	37,621	37,487
Inventories	$101,650	$98,871

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Land	$2,238	$2,234
Buildings and improvements	30,025	30,061
Machinery and equipment	113,202	113,780
Construction in progress	2,519	3,029
	147,984	149,104
Accumulated depreciation	(101,337)	(100,349)
Property, plant and equipment, net	$46,647	$48,755

Depreciation expense for the three months ended March 31, 2017 and 2016 was $3.5 million and $3.7 million, respectively.

Return to Index

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Sales commissions	$2,123	$2,066
Subcontracting labor	1,186	1,370
Salaries, bonuses and related benefits	12,909	17,587
Warranty accrual	2,540	2,718
Other	8,451	7,808
	$27,209	$31,549

A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
Balance, January 1	$2,718	$3,659
Charges and costs accrued	-	16
Adjustments related to pre-existing warranties
(including changes in estimates)	(158)	(268)
Less repair costs incurred	(50)	(130)
Currency translation	30	28
Balance, March 31	$2,540	$3,305

7.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $141.3 million and $143.8 million at March 31, 2017 and December 31, 2016, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with $4.0 million and $0 outstanding borrowings at March 31, 2017 or December 31, 2016.  At March 31, 2017 and December 31, 2016, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $2.3 million and $2.6 million, respectively, of deferred financing costs.
The weighted-average interest rate in effect was 3.25% at March 31, 2017 and 3.06% at December 31, 2016 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.4 million and $2.2 million of interest expense during the three months ended March 31, 2017 and March 31, 2016, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

8.  INCOME TAXES

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at March 31, 2017.  The Company's liabilities for uncertain tax positions totaled $28.2 million and $27.8 million at March 31, 2017 and December 31, 2016, respectively, of which $0.4 million is included in other current liabilities at each date.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of March 31, 2017, approximately $0.4 million of the Company's liabilities for uncertain tax positions are expected to be resolved during 2017 by way of expiration of the related statute of limitations.

Return to Index
In connection with the acquisition of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd. ("ABB") in 2014, the Company assumed a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  From the date of acquisition through March 31, 2017, the Company has recorded $4.6 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.7 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million and $0.5 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the three months ended March 31, 2016, the Company recognized a benefit of $1.3 million for the reversal of such interest and penalties.  There were no reversals of interest or penalties in the first quarter of 2017.  The Company has approximately $2.4 million and $2.2 million, accrued for the payment of such interest and penalties at March 31, 2017 and December 31, 2016, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended March 31, 2017 and 2016 amounted to $0.3 million in both periods. As of March 31, 2017, the plan owned 27,962 and 147,121 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.  Effective January 1, 2017, the Company's matching contribution will be made in the form of Bel Fuse Inc. Class A common stock.  During 2016, the employer match was made in cash.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2017 and 2016 amounted to approximately $0.1 million in both periods. As of March 31, 2017, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2017	2016
Service cost	$175	$148
Interest cost	168	165
Net amortization	94	98
Net periodic benefit cost	$437	$411

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2017	2016
Prior service cost	$1,113	$1,172
Net loss	2,935	2,970
	$4,048	$4,142

Return to Index

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2017 and December 31, 2016 are summarized below:

	March 31,	December 31,
	2017	2016

Foreign currency translation adjustment, net of taxes of ($952) at
March 31, 2017 and ($984) at December 31, 2016	$(27,066)	$(28,976)
Unrealized holding gains on available-for-sale securities, net of taxes of
$85 at March 31, 2017 and $263 at December 31, 2016	145	424
Unfunded SERP liability, net of taxes of ($1,365) at March 31, 2017
and ($1,398) at December 31, 2016	(2,683)	(2,745)

Accumulated other comprehensive loss	$(29,604)	$(31,297)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2017 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2017	$(28,976)	$424	$(2,745)		$(31,297)
Other comprehensive income before reclassifications	1,910	(279)	1		1,632
Amount reclassified from accumulated other
comprehensive loss	-	-	61	(a)	61
Net current period other comprehensive income	1,910	(279)	62		1,693

Balance at March 31, 2017	$(27,066)	$145	$(2,683)		$(29,604)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

In 2015, the Company was provided notice of a potential patent infringement claim by Setec Netzwerke AG ("Setec"), a German company, for the alleged infringement of their patent EP 306 934 B1.  Setec subsequently filed a lawsuit against the Company and three of its subsidiaries in Dusseldorf, Germany on January 29, 2016 for patent infringement.  The Company filed its defense to Setec's complaint and a nullity lawsuit against Setec's patent on August 31, 2016.  The Court hearing on infringement took place on March 23, 2017.  Upon hearing argument from both parties, the Court issued a decision on April 6, 2017 staying the infringement case pending resolution of the nullity lawsuit.  The nullity lawsuit is currently pending before the Patent Court in Munich, Germany. The Company does not have enough information at this time in order to make any further conclusions or assessments as to infringement or any potential damages.

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

12.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2017	2016
Net Sales to External Customers:
North America	$60,430	$66,300
Asia	35,812	35,762
Europe	17,426	19,120
	$113,668	$121,182

Net Sales:
North America	$63,155	$69,254
Asia	56,411	59,648
Europe	20,385	22,373
Less intercompany net sales	(26,283)	(30,093)
	$113,668	$121,182

Income (Loss) from Operations:
North America	$730	$(43,187)
Asia	1,036	(38,808)
Europe	327	(21,412)
	$2,093	$(103,407)

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

The following items are included in the segment data presented above:

Impairment Charges – The Company recorded a $108.6 million non-cash impairment charge related to its goodwill and trademarks during the first quarter of 2016.  Of this charge, $45.1 million was recorded in the Company's North America operating segment, $41.6 million was recorded in its Asia operating segment and $21.9 million was recorded in its Europe operating segment.

13. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company did not purchase any inventory from the joint venture during the three months ended March 31, 2017 or 2016.  At March 31, 2017, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.

Return to Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2016 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2016 Annual Report on Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Information," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the three months ended March 31, 2017, 53% of the Company's revenues were derived from North America, 32% from Asia and 15% from its Europe operating segment.  By product group, 37% of sales for the three months ended March 31, 2017 related to the Company's connectivity solutions products, 32% in power solutions and protection products and 31% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three months ended March 31, 2017 and/or future results include the following:

•
Revenues –The Company's revenues for the three months ended March 31, 2017 decreased by $7.5 million (or 6.2%) as compared to the three months ended March 31, 2016.  The decline experienced in the Power Solutions business throughout 2016 accounted for $6.9 million of the decrease in sales in first quarter 2017 sales compared to the first quarter of 2016.  Lower sales through distribution partners and weakness in the industrial markets, particularly in the oil and gas segment, also contributed to the reduced sales volume in the first quarter.  On a sequential basis, consolidated sales were down by $4.9 million compared to the fourth quarter of 2016, largely due to the seasonal interruption related to the Lunar New Year holiday in the first quarter which impacts all of our product lines.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company's gross margin percentage.  In general, our connectivity products have the highest contribution margins, our magnetic products are less profitable than the connectivity products and our power products are on the lower end of our profit margin range.  Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.

Return to Index
•
Restructuring – While management does not currently expect any significant restructuring charges for the remainder of 2017, the Company continues to monitor its operations and the related cost structure, and may implement further operational efficiency programs in future periods.

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

•
Enterprise Resource Planning ("ERP") System Implementation – We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  We currently estimate total costs over the next three years to be between $4 million to $5 million.  During the first quarter of 2017, the Company incurred $0.4 million of consulting costs in connection with this implementation, which are included in SG&A in the condensed consolidated statement of operations. We anticipate future expenses of approximately $0.5 million per quarter through the remainder of 2017. See "Liquidity and Capital Resources" below for further information.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

While first quarter sales continued to decline both year-over-year and sequentially from the fourth quarter of 2016, we are encouraged by the upturn in our bookings during the first quarter across all of our product lines.  Within the connectivity solutions group, there were increased orders related to our RF and Harsh Environment Optical products from military and distribution customers both in the U.S. and Europe.  On the power solutions and protection side, there was a mild upswing in sales to customers that support datacenters and we expect growth in this product group in the second half of 2017 as certain key projects move into full production.  In addition, recent project wins in the eMobility segment should have a favorable impact on sales beginning in 2018. The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by operating segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017		2016
North America	$60,430	53%	$66,300	55%
Asia	35,812	32%	35,762	29%
Europe	17,426	15%	19,120	16%
	$113,668	100%	$121,182	100%

The decline in North America sales noted above was primarily due to a $4.7 million reduction in Power Solutions sales in North America during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, coupled with reduced demand for our plugs and general weakness in our structured cabling assemblies in 2017.  The reduction in sales in Europe noted in the table above primarily resulted from lower Power Solutions sales in that region. See Net Sales, Power Solutions and Protection, below.

Net sales and income from operations by operating segment for the three months ended March 31, 2017 and 2016 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

Return to Index

	Three Months Ended
	March 31,
	2017	2016
Total segment sales:
North America	$63,155	$69,254
Asia	56,411	59,648
Europe	20,385	22,373
Total segment sales	139,951	151,275
Reconciling item:
Intersegment sales	(26,283)	(30,093)
Net sales	$113,668	$121,182

Income from operations:
North America	$730	$(43,187)
Asia	1,036	(38,808)
Europe	327	(21,412)
	$2,093	$(103,407)

The non-cash impairment charge recorded during the first quarter of 2016 related to goodwill and other intangible assets impacted all of the Company's operating segments.  See Note 12, Segments, for the allocation of this charge by operating segment.  Excluding this impairment charge, income from operations by operating segment for the three months ended March 31, 2016 was $1.8 million for North America, $2.7 million for Asia and $0.6 million for Europe.  The income from operations for North America in the first quarter of 2016 included a $1.5 million reduction in SG&A expenses related to the settlement of value-added tax (VAT).  Operating income in the first quarter of 2017 declined in all segments from the first quarter of 2016 (excluding the impairment charge) due to lower sales in 2017.

Net Sales

The Company's net sales by major product line for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017		2016
Magnetic solutions	$35,696	31%	$35,507	29%
Power solutions and protection	36,153	32%	42,231	35%
Connectivity solutions	41,819	37%	43,444	36%
	$113,668	100%	$121,182	100%

Magnetic Solutions:

We experienced a slight improvement in demand for our ICM/TRP products during the first quarter of 2017 as we continue to focus on increasing volume through our distribution partners and deploying new variants of our ICM products.

Power Solutions and Protection:

The decline in power solutions and protection products during the first quarter of 2017 as compared to the same quarter of 2016 was primarily attributable to a $6.9 million reduction in Power Solutions sales.  Sales within the Power Solutions business (acquired in 2014) continued to trend downward throughout 2016 and into the first quarter of 2017, as new projects were moving through the 18-24 month design-to-market cycle and the NPS product line (sold in 2015) began to transition off of its 2-year manufacturing services agreement. This decline was partially offset by increases in sales of our AC/DC converter products of $0.7 million and our circuit protection products of $0.5 million in the first quarter of 2017 as compared to the first quarter of 2016.

Connectivity Solutions:

The reduction in sales of connectivity solutions products in the first quarter of 2017 primarily relate to lower demand for plugs and structured cabling within our Stewart Connector business.  Approximately half of this decline is expected to be a permanent reduction due to consolidation within our customer base.  The remainder is largely tied to the deferral in construction spending, which is expected to improve in the second half of 2017.

Return to Index
Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
Material costs	40.1%	41.2%
Labor costs	10.2%	10.6%
Research and development expenses	5.8%	5.5%
Other expenses	23.4%	23.7%
Total cost of sales	79.5%	81.0%

Material costs as a percentage of sales were lower during the three months ended March 31, 2017 as compared to the same period of 2016, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Included in cost of sales is research and development ("R&D") expense of $6.6 million for the three months ended March 31, 2017 and $6.7 million for the three months ended March 31, 2016.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the first quarter of 2017 by $1.9 million as compared to the same period of 2016.  The largest driver of the decrease in fixed costs was in support labor and fringe expense, which declined by $0.9 million in first quarter of 2017 as compared to the same period 2016, due to the operational efficiencies and restructuring efforts implemented in 2016.

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased $3.5 million in the three months ended March 31, 2017 as compared with the same period of 2016.  In the first quarter of 2016, the Company recorded a benefit of $2.8 million for certain value-added and business tax items in connection with the acquisition of Power Solutions.  Other factors contributing to the increase in 2017 related to $0.4 million of consulting fees incurred during the first quarter of 2017 in connection with the Company's ERP implementation and an increase of foreign exchange losses of $0.2 million as compared to the first quarter of 2016.

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

The benefit for income taxes for the three months ended March 31, 2017 and 2016 was less than $0.1 million and $4.9 million, respectively.  The Company's earnings (loss) before benefit for income taxes for the three months ended March 31, 2017 were approximately $106.3 million higher than the same period in 2016, primarily attributable to the $108.6 million impairment of the goodwill and intangible assets during the three months ended March 31, 2016.  The Company's effective tax rate was (3.2%) and 4.6% for the three month periods ended March 31, 2017 and 2016, respectively.  The change in the effective tax rate during the three months ended March 31, 2017 as compared to the same period of 2016, is primarily attributable to the tax effect related to the impairment of the goodwill and intangible assets, as well as the settlement of the liability for uncertain tax positions in 2016.  Additionally, foreign taxes were lower in the first quarter of 2017 due to a decrease in the Europe and Asia segment income.

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

Return to Index
Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $64.2 million at March 31, 2017 and $61.1 million at December 31, 2016 (representing 89% and 83%, respectively, of total cash and cash equivalents at each period-end).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were needed to fund the Company's U.S. operations and were repatriated by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.0% of the Company's total assets at March 31, 2017 and 34.6% of total assets at December 31, 2016. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 at March 31, 2017 and 2.8 to 1 at December 31, 2016.

On June 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 7, Debt, for additional details).  The CSA, as amended, contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At March 31, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2017 was $46.0 million, of which we had the ability to borrow $43.4 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach over the next three years. We currently estimate total costs over the next three years to be between $4 million to $5 million. These costs will be included in SG&A on the condensed consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

Three Months Ended March 31, 2017

During the three months ended March 31, 2017, the Company's cash and cash equivalents decreased by $1.1 million.  This decrease was due to the following:

•	net cash used in operating activities of $0.7 million;
•	purchases of property, plant and equipment of $1.0 million; and
•	dividend payments of $0.8 million; partially offset by
•	net borrowings of long-term debt during the quarter of $1.5 million.

During the three months ended March 31, 2017, accounts receivable decreased by $2.0 million primarily due to lower sales volume in the first quarter of 2017 as compared to the fourth quarter of 2016.  Days sales outstanding (DSO) increased to 58 days at March 31, 2017 from 54 days at December 31, 2016, primary due to a 32% increase in sales from February to March 2017.  Inventory levels were up by $2.4 million at March 31, 2017 compared to December 31, 2016 as raw materials and work in progress balances increased from year-end levels to accommodate the anticipated increase in sales for the second half of 2017.

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, the Company's cash and cash equivalents decreased by $16.0 million.  This decrease was primarily due to the following:

•	repayments of long-term debt of $21.6 million;
•	purchases of property, plant and equipment of $1.6 million; and
•	net cash provided by operations of $8.9 million.

Return to Index
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the three months ended March 31, 2017.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     Other Information

Item 1.  Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 11 of the Company's Financial Statements, under "Legal Proceedings", as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended March 31, 2017:

Return to Index

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2017	-	$-	-	-
February 1 - February 28, 2017	-	-	-	-
March 1 - March 31, 2017	15,385	21.53	15,385	14,063

Total	15,385	$21.53	15,385	14,063

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  Effective for matching contributions made for years after 2016, the Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (March 10, 2017 to August 15, 2017) will not exceed $650,000.  The March 31, 2017 closing price was used to calculate the Maximum Number of Shares that May Yet be Purchased Under the Plan.

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
May 5, 2017
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