Form 10-Q
period 2017-06-30
BEL FUSE INC /NJ
filed 2017-08-04
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2017
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,868,902

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$58,663	$73,411
Accounts receivable, net of allowance for doubtful accounts of $1,692
in 2017 and $1,781 in 2016	89,228	74,416
Inventories	102,992	98,871
Other current assets	10,500	8,744
Total current assets	261,383	255,442

Property, plant and equipment, net	44,947	48,755
Intangible assets, net	72,108	74,828
Goodwill	19,358	17,951
Deferred income taxes	4,262	3,410
Other assets	27,881	26,354
Total assets	$429,939	$426,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$48,821	$47,235
Accrued expenses	29,167	31,549
Current portion of long-term debt	14,440	11,395
Other current liabilities	5,074	2,148
Total current liabilities	97,502	92,327

Long-term Liabilities:
Long-term debt	116,075	129,850
Liability for uncertain tax positions	27,339	27,458
Minimum pension obligation and unfunded pension liability	17,498	16,900
Deferred income taxes	1,597	1,460
Other liabilities	305	311
Total liabilities	260,316	268,306

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,869,102 in 2017 and 9,851,652
in 2016 (net of 3,218,307 treasury shares)	987	985
Additional paid-in capital	27,089	27,242
Retained earnings	165,200	161,287
Accumulated other comprehensive loss	(23,870)	(31,297)
Total stockholders' equity	169,623	158,434
Total liabilities and stockholders' equity	$429,939	$426,740

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$131,617	$131,622	$245,285	$252,805
Cost of sales	102,575	105,930	192,965	204,040
Gross profit	29,042	25,692	52,320	48,765

Selling, general and administrative expenses	21,858	17,966	43,010	35,636
Impairment of goodwill and other intangible assets	-	(2,611)	-	105,972
Impairment of property, plant and equipment	42	-	42	-
Restructuring charges	138	373	171	601
Income (loss) from operations	7,004	9,964	9,097	(93,444)

Interest expense	(1,586)	(1,505)	(3,010)	(3,706)
Interest income and other, net	(6)	184	48	224
Earnings (loss) before provision for (benefit from) income taxes	5,412	8,643	6,135	(96,926)

Provision for (benefit from) income taxes	2,292	(14,133)	2,269	(19,005)
Net earnings (loss) available to common stockholders	$3,120	$22,776	$3,866	$(77,921)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.24	$1.83	$0.30	$(6.31)
Class B common share - basic and diluted	$0.26	$1.93	$0.33	$(6.61)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,859	9,729	9,852	9,715

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net earnings (loss) available to common stockholders	$3,120	$22,776	$3,866	$(77,921)

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $153 in the three months ended June 30, 2017, $0 in the three months ended June 30, 2016, $184 in the six months ended June 30, 2017 and $0 in the six months ended
June 30, 2016	5,661	(4,071)	7,572	(3,043)
Unrealized gains (losses) on marketable securities arising during the period, net of taxes of $7 in the three months ended June 30, 2017, $33 in the three months ended June 30, 2016, $(170) in the six months ended June 30,
2017 and $60 in the six months ended June 30, 2016	12	54	(267)	98
Change in unfunded SERP liability, net of taxes of $32 in the three months ended June 30, 2017, $32 in the three months ended June 30, 2016, $65 in the six months ended June 30, 2017 and $104 in the six months ended
June 30, 2016	61	66	122	500
Other comprehensive income (loss)	5,734	(3,951)	7,427	(2,445)

Comprehensive income (loss)	$8,854	$18,825	$11,293	$(80,366)

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net earnings (loss)	$3,866	$(77,921)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,476	10,968
Stock-based compensation	1,545	1,399
Impairment of goodwill and other intangible assets	-	105,972
Amortization of deferred financing costs	670	1,052
Deferred income taxes	(826)	(6,704)
Net unrealized losses (gains) on foreign currency revaluation	2,107	(582)
Other, net	892	1,180
Changes in operating assets and liabilities:
Accounts receivable, net	(13,843)	3,320
Inventories	(2,658)	(1,550)
Account payable	492	944
Accrued expenses	(2,409)	(4,134)
Other operating assets/liabilities, net	(694)	(17,610)
Net cash (used in) provided by operating activities	(382)	16,334

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,243)	(3,698)
Proceeds from disposal/sale of property, plant and equipment	10	1
Net cash used in investing activities	(2,233)	(3,697)

Cash flows from financing activities:
Repayments of long-term debt	(15,400)	(27,380)
Dividends paid to common stockholders	(1,562)	(1,540)
Payment of deferred financing costs	-	(718)
Borrowings under revolving credit line	6,000	-
Repayments of revolving credit line	(2,000)	-
Reduction in notes payable	(213)	(114)
Net cash used in financing activities	(13,175)	(29,752)

Effect of exchange rate changes on cash and cash equivalents	1,042	(457)

Net decrease in cash and cash equivalents	(14,748)	(17,572)
Cash and cash equivalents - beginning of period	73,411	85,040
Cash and cash equivalents - end of period	$58,663	$67,468

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$881	$746
Interest payments	$2,336	$2,654

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no significant changes to these accounting policies during the six months ended June 30, 2017.

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

The Company is still in the process of evaluating the financial statement impacts of the new revenue standards. While we have not yet quantified the related impacts, based on the work performed to date, we anticipate there to be changes with respect to the timing of revenue recognition for certain custom products that have no alternative use for which the Company is entitled to payment as production progresses, as well as the timing of revenue recognition in arrangements for which the customer takes the Company's products from a facility holding consignment inventory, among other areas. The Company is also in the process of reviewing its current systems, internal controls and processes, and evaluating any necessary changes to support the implementation of the new revenue standards, which we expect to implement by the end of 2017.

The new revenue standards become effective for the Company in the first quarter of fiscal year 2018.  We anticipate using the modified retrospective approach to adopting the new revenue standards where we recognize the cumulative effect of initially applying the new revenue standards as an adjustment to the opening balance of retained earnings.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers globally and are evaluating the provisions under the five-step model specified by the new revenue standards. In addition, we continue to monitor additional interpretive guidance related to the new revenue standards as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available.

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

Return to Index
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09").  This update provides guidance about which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting in Topic 718.  This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted.  The amendments in this update will be applied prospectively to any awards modified on or after the adoption date.

2.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Numerator:
Net earnings (loss)	$3,120	$22,776	$3,866	$(77,921)
Less dividends declared:
Class A	131	131	261	261
Class B	689	678	1,388	1,360
Undistributed earnings (loss)	$2,300	$21,967	$2,217	$(79,542)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$399	$3,856	$385	$(13,979)
Class B undistributed earnings (loss)	1,901	18,111	1,832	(65,563)
Total undistributed earnings (loss)	$2,300	$21,967	$2,217	$(79,542)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$530	$3,987	$646	$(13,718)
Class B net earnings (loss)	2,590	18,789	3,220	(64,203)
Net earnings (loss)	$3,120	$22,776	$3,866	$(77,921)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,859	9,729	9,852	9,715

Net earnings (loss) per share:
Class A - basic and diluted	$0.24	$1.83	$0.30	$(6.31)
Class B - basic and diluted	$0.26	$1.93	$0.33	$(6.61)

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

Return to Index
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2017 and December 31, 2016, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of June 30, 2017 and December 31, 2016, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.7 million at each date are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2017 or June 30, 2016.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2017.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2017 or December 31, 2016.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At June 30, 2017 and December 31, 2016, the estimated fair value of total debt was $133.4 million and $144.3 million, respectively, compared to a carrying amount of $130.5 million and $141.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2017.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the reporting units. As a result, the Company recorded provisional non-cash goodwill and other intangible assets impairment charges totaling $108.6 million during the first quarter of 2016.  During the second quarter of 2016, the Company finalized its interim impairment test, which resulted in a $2.6 million reduction to the provisional impairment charge recorded during the first quarter of 2016.  There were no triggering events that occurred during the first half of 2017 that would warrant interim impairment testing.

4. INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2017	2016
Raw materials	$43,827	$43,376
Work in progress	20,278	18,008
Finished goods	38,887	37,487
Inventories	$102,992	$98,871

Return to Index

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Land	$2,250	$2,234
Buildings and improvements	30,444	30,061
Machinery and equipment	114,628	113,780
Construction in progress	2,302	3,029
	149,624	149,104
Accumulated depreciation	(104,677)	(100,349)
Property, plant and equipment, net	$44,947	$48,755

Depreciation expense for the three months ended June 30, 2017 and 2016 was $3.4 million and $3.7 million, respectively.  Depreciation expense for the six months ended June 30, 2017 and 2016 was $7.0 million and $7.4 million, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Sales commissions	$2,213	$2,066
Subcontracting labor	1,308	1,370
Salaries, bonuses and related benefits	15,497	17,587
Warranty accrual	2,417	2,718
Other	7,732	7,808
	$29,167	$31,549

A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2017 and 2016 is presented below:

	Six Months Ended June 30,
	2017	2016
Balance, January 1	$2,718	$3,659
Charges and costs accrued	27	91
Adjustments related to pre-existing warranties
(including changes in estimates)	(282)	(735)
Less repair costs incurred	(119)	(278)
Currency translation	73	(19)
Balance, June 30	$2,417	$2,718

7.	DEBT

The Company has a Credit and Security Agreement (as amended, the "CSA") consisting of (i) a term loan, with outstanding borrowings of $128.4 million and $143.8 million at June 30, 2017 and December 31, 2016, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with $4.0 million and $0 outstanding borrowings at June 30, 2017 and December 31, 2016, respectively.  At June 30, 2017 and December 31, 2016, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of deferred financing costs of $1.9 million and $2.6 million, respectively.
The weighted-average interest rate in effect was 3.50% at June 30, 2017 and 3.06% at December 31, 2016 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.6 million and $1.5 million of interest expense during the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $3.7 million of interest expense during the six months ended June 30, 2017 and 2016, respectively.

Return to Index
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at June 30, 2017.  The Company's liabilities for uncertain tax positions totaled $28.4 million and $27.8 million at June 30, 2017 and December 31, 2016, respectively, of which $1.1 million and $0.4 million, respectively, is included in other current liabilities.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of June 30, 2017, $0.4 million of the Company's liabilities for uncertain tax positions was reversed and approximately $1.1 million are expected to be reversed during the next twelve months by way of expiration of the related statute of limitations.

In connection with the acquisition of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd. ("ABB") in 2014, the Company assumed a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  From the date of acquisition through June 30, 2017, the Company has recorded $4.9 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.7 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2017 and 2016, the Company recognized $0.4 million and $0.6 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the three and six months ended June 30, 2016, the Company recognized a benefit of $1.3 million and $2.6 million, respectively, for the reversal of such interest and penalties.  There were no reversals of interest or penalties in the three or six months ended June 30, 2017.  The Company has approximately $2.6 million and $2.2 million, accrued for the payment of such interest and penalties at June 30, 2017 and December 31, 2016, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended June 30, 2017 and 2016 amounted to $0.3 million in both periods. The expense for the six months ended June 30, 2017 and 2016 amounted to $0.6 million in both periods.  As of June 30, 2017, the plan owned 42,642 and 145,524 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.  Effective January 1, 2017, the Company's matching contribution will be made in the form of Bel Fuse Inc. Class A common stock.  During 2016, the employer match was made in cash.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2017 and 2016 amounted to $0.1 million in both periods. The expense for the six months ended June 30, 2017 and 2016 amounted to $0.2 million and $0.1 million, respectively.  As of June 30, 2017, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.    The SERP expense for the periods and amounts presented below is allocated between cost of sales and selling, general and administrative expense in the condensed consolidated statements of operations based upon the classification of plan participants.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$175	$148	$350	$296
Interest cost	168	165	337	330
Net amortization	94	98	187	196
Net periodic benefit cost	$437	$411	$874	$822

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2017	2016
Prior service cost	$1,055	$1,172
Net loss	2,900	2,970
	$3,955	$4,142

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2017 and December 31, 2016 are summarized below:

	June 30,	December 31,
	2017	2016

Foreign currency translation adjustment, net of taxes of ($800) at
June 30, 2017 and ($984) at December 31, 2016	$(21,405)	$(28,976)
Unrealized holding gains on available-for-sale securities, net of taxes of
$92 at June 30, 2017 and $263 at December 31, 2016	157	424
Unfunded SERP liability, net of taxes of ($1,333) at June 30, 2017
and ($1,398) at December 31, 2016	(2,622)	(2,745)

Accumulated other comprehensive loss	$(23,870)	$(31,297)

Return to Index

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2017 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2017	$(28,976)	$424	$(2,745)		$(31,297)
Other comprehensive income before reclassifications	7,571	(267)	-		7,304
Amount reclassified from accumulated other
comprehensive loss	-	-	123	(a)	123
Net current period other comprehensive income	7,571	(267)	123		7,427

Balance at June 30, 2017	$(21,405)	$157	$(2,622)		$(23,870)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

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

12.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

Return to Index
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales to External Customers:
North America	$64,905	$67,349	$125,335	$133,650
Asia	46,071	43,724	81,883	79,485
Europe	20,641	20,549	38,067	39,670
	$131,617	$131,622	$245,285	$252,805

Net Sales:
North America	$67,970	$70,475	$131,125	$139,730
Asia	70,419	66,969	126,830	126,617
Europe	23,416	23,432	43,801	45,805
Less intercompany net sales	(30,188)	(29,254)	(56,471)	(59,347)
	$131,617	$131,622	$245,285	$252,805

Income (Loss) from Operations:
North America	$948	$1,392	$1,678	$(41,796)
Asia	5,314	5,451	6,350	(33,358)
Europe	742	3,121	1,069	(18,290)
	$7,004	$9,964	$9,097	$(93,444)

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

The following items are included in the segment data presented above:

Impairment Charges – The Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the first half of 2016 ($108.6 million recorded during the first quarter of 2016, offset by a $2.6 million reduction upon finalization of the impairment charge during the second quarter of 2016).  Of this charge, $44.0 million was recorded in the Company's North America operating segment, $41.7 million was recorded in its Asia operating segment and $20.3 million was recorded in its Europe operating segment.

13. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company did not purchase any inventory from the joint venture during the three or six months ended June 30, 2017 or 2016.  At June 30, 2017, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.  Subsequent to June 30, 2017, the Company divested its 49% interest in the joint venture in exchange for an extinguishment of the accounts payable balance of $0.5 million.  As the interest in the joint venture had a carrying value of zero, a $0.5 million gain will be recorded during the third quarter of 2017 related to this divestiture.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the six months ended June 30, 2017, 51% of the Company's revenues were derived from North America, 33% from Asia and 16% from its Europe operating segment.  By product group, 35% of sales for the six months ended June 30, 2017 related to the Company's connectivity solutions products, 33% in power solutions and protection products and 32% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and six months ended June 30, 2017 and/or future results include the following:

•
Revenues – Following seven consecutive quarters of year-over-year sales declines, sales in the second quarter of 2017 recovered to the same level as last year's second quarter.  This was largely due to general market improvement and the resulting increase in demand for our products.  Top line sales growth continues to be a company-wide priority.

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

•
Restructuring – We continue to closely monitor the performance of the Power Solutions business, and anticipate implementing certain actions designed to enable this business to improve its contribution to our consolidated results which may result in restructuring costs being incurred during the second half of 2017.

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

•
Enterprise Resource Planning ("ERP") System Implementation – We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  We currently estimate total costs over the next three years to be between $4 million to $5 million.  During the three and six months ended June 30, 2017, the Company incurred consulting costs in connection with this implementation of $0.6 million and $1.0 million, respectively, which are included in SG&A in the condensed consolidated statements of operations. We anticipate future expenses of approximately $0.5 million per quarter through the remainder of 2017. See "Liquidity and Capital Resources" below for further information.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

We saw partial recovery of our top line sales base in the second quarter of 2017, as signaled by the improvement in our book-to-bill ratio in the first quarter.  There was an increase in demand for products in each of our product groups since year-end and backlog remained strong in the second quarter, an indication of an upturn in general market conditions.  We have also been very active on the product development side, launching products that support initiatives such as OCP (Open Compute Program) and CORD (Central Office Rearchitected as a Datacenter) and other applications including marine broadcasting and industrial within our Power Solutions and Protection group.  Our connectivity products are being used in new military programs, both in the U.S. and Europe.  The aerospace segment continues to have a positive outlook for our connectivity products in the second half of 2017 with the ramp up in build rates of commercial aircraft.  Within our Magnetics solutions group, demand has been strong for our established 1-gig and 10-gig ICMs as well as our recently introduced 2.5-gig and 5-gig variants.  A primary focus of our management and sales teams continues to be top line sales growth, and the increase in sales experienced in the second quarter was an initial milestone toward meeting our corporate objectives of long-term sales growth.

Summary by Operating Segment

Net sales to external customers by operating segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
North America	$64,905	49%	$67,349	51%	$125,335	51%	$133,650	53%
Asia	46,071	35%	43,724	33%	81,883	33%	79,485	31%
Europe	20,641	16%	20,549	16%	38,067	16%	39,670	16%
	$131,617	100%	$131,622	100%	$245,285	100%	$252,805	100%

The decline in North America sales noted above was primarily due to a reduction in Power Solutions sales in North America of $1.0 million during the three months ended June 30, 2017 and of $5.7 million during the first half of 2017 as compared to the same periods of 2016.  North America segment sales were also impacted by a decline in sales of our modular plugs and cable assemblies within our Stewart Connector business where two major customers merged and in-sourced much of these products.  This resulted in lower sales of $1.5 million during the three months ended June 30, 2017 and of $2.9 million during the first half of 2017 as compared to the same periods of 2016.  The increase in sales in Asia noted in the table above was primarily driven by increased demand for our ICM products which are manufactured in that region. See Net Sales, Magnetic Solutions, below.

Return to Index
Net sales and income from operations by operating segment for the three and six months ended June 30, 2017 and 2016 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total segment sales:
North America	$67,970	$70,475	$131,125	$139,730
Asia	70,419	66,969	126,830	126,617
Europe	23,416	23,432	43,801	45,805
Total segment sales	161,805	160,876	301,756	312,152
Reconciling item:
Intersegment sales	(30,188)	(29,254)	(56,471)	(59,347)
Net sales	$131,617	$131,622	$245,285	$252,805

Income from operations:
North America	$948	$1,392	$1,678	$(41,796)
Asia	5,314	5,451	6,350	(33,358)
Europe	742	3,121	1,069	(18,290)
	$7,004	$9,964	$9,097	$(93,444)

The non-cash impairment charge recorded during the first half of 2016 related to goodwill and other intangible assets impacted all of the Company's operating segments in the six-month period ended June 30, 2016, and the $2.6 million reduction in the impairment charge during the second quarter of 2016 reduced the impairment charge for the North America and Europe segments.  See Note 12, Segments, for the allocation of this charge by operating segment.  Excluding this impairment charge, income from operations by operating segment for the six months ended June 30, 2016 was $2.2 million for North America, $8.3 million for Asia and $2.0 million for Europe.  Excluding the impairment charge, income from operations in North America decreased by $0.5 million in the first half of 2017 as compared to the same period of 2016 primarily due to a $3.4 million reduction of value-added tax (VAT) expenses as discussed in the Selling, General and Administrative Expense section below during the 2016 period, which did not occur in 2017.  This was partially offset by lower incentive compensation recorded in North America in the first half of 2017 as compared to the same period of 2016.  Excluding the impairment charge, Asia operating income was $1.9 million lower in the first half of 2017 largely due to a $1.8 million reduction of VAT expenses in Asia recorded during the first half of 2016, which did not occur in 2017.  The decline in Europe operating income in the first half of 2017 as compared to the same period of 2016 resulted from lower sales in Europe in 2017 coupled with an unfavorable variance in foreign currency exchange (a loss of $1.5 million in the first half of 2017 as compared to a gain of $0.3 million in the first half of 2016).

Net Sales

The Company's net sales by major product line for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
Magnetic solutions	$43,501	33%	$40,487	31%	$78,466	32%	$74,836	30%
Connectivity solutions	43,831	33%	44,899	34%	85,513	35%	88,343	35%
Power solutions and protection	44,285	34%	46,236	35%	81,306	33%	89,626	35%
	$131,617	100%	$131,622	100%	$245,285	100%	$252,805	100%

Magnetic Solutions:

Demand for our ICM/TRP products remained steady in the second quarter of 2017 for both our established 1-gig and 10-gig ICMs as well as our recently released 2.5-gig and 5-gig variants.  A new product introduction at one of our large OEM customers in the second quarter of 2017 prompted a further increase in demand for our ICM products.

Power Solutions and Protection:

The decline in power solutions and protection products during the second quarter of 2017 as compared to the same quarter of 2016 was primarily attributable to a $2.9 million reduction in Power Solutions sales.  Sales within the Power Solutions business continued to trend downward throughout 2016 and into the first quarter of 2017, as new projects were moving through the 18-24 month design-to-market cycle and the NPS product line (sold in 2015) began to transition off of its 2-year manufacturing services agreement. While sales from the acquired Power Solutions business continued to decline on a year-over-year basis, they did show a 15.9% increase in sales compared to the first quarter of 2017.  The year-over-year decline was partially offset by a $1.1 million increase in sales of our AC/DC converter products at our Bel Power Europe group in Italy (acquired in 2012) and higher circuit protection product sales of $0.2 million in the second quarter of 2017 as compared to the second quarter of 2016.

Return to Index
Connectivity Solutions:

The reduction in sales of connectivity solutions products in the second quarter and first half of 2017 primarily relate to lower demand for plugs and structured cabling within our Stewart Connector business where two of our major customers merged and in-sourced much of these products.  The remainder is largely tied to the deferral in construction spending, which started to rebound toward the end of the second quarter.

Cost of Sales

Cost of sales as a percentage of net sales for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Material costs	40.7%	42.2%	40.4%	41.7%
Labor costs	10.2%	10.1%	10.2%	10.3%
Research and development expenses	5.2%	4.8%	5.5%	5.1%
Other expenses	21.8%	23.4%	22.6%	23.6%
Total cost of sales	77.9%	80.5%	78.7%	80.7%

Material costs as a percentage of sales were lower during the three and six months ended June 30, 2017 as compared to the same period of 2016, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Labor costs as a percentage of sales were relatively flat during both the three and six months ended June 30, 2017 as compared to the same periods of 2016 as the increase in sales of our labor-intensive magnetic products was offset by cost savings realized from our recent restructuring efforts and lower incentive compensation recorded during the 2017 periods.

Included in cost of sales is research and development ("R&D") expense of $6.9 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively, and $13.5 million and $13.0 million for the six months ended June 30, 2017 and 2016, respectively.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and six months ended June 30, 2017 by $2.1 million and $4.0 million, respectively, as compared to the same periods of 2016.  The largest driver of the decrease in fixed costs was in support labor and fringe expense, which declined by $1.7 million in the second quarter of 2017 and by $2.6 million in the first half of 2017 as compared to the same periods of 2016, due to lower incentive compensation in the 2017 periods and cost savings from the restructuring efforts implemented in 2016.

Return to Index

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased $3.9 million and $7.4 million during the three and six months ended June 30, 2017, respectively, as compared with the same periods of 2016.  These increases consisted of the following:

	Increase (Decrease)
	Compared to Same Period of 2016
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
VAT expenses	$2,358	$5,155
Net foreign currency exchange gains/losses	2,502	2,689
ERP system implementation consulting costs	639	1,088
Salaries and fringe benefits	(1,029)	(1,375)
Other	(578)	(183)
Total increase	$3,892	$7,374

The variance in VAT expenses related to settlement of a tax liability which was originally recorded during the acquisition of the Power Solutions business.  This acquired operating tax exposure was settled in full by the end of the second quarter of 2016, resulting in a reversal of these amounts in SG&A.

The unfavorable variance in net foreign currency exchange was primarily due to the translation of intercompany balances between U.S. and foreign subsidiaries.  For further information related to our ERP system implementation consulting costs, see the Liquidity and Capital Resources section below.  The reduction in salaries and fringe benefits relates to lower compensation costs recorded during the 2017 periods and cost savings realized from recent restructuring efforts.

Impairment of Goodwill and Other Intangible Assets

The Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the first half of 2016 ($108.6 million recorded during the first quarter of 2016, reduced by $2.6 million upon finalization of the estimates and assumptions that supported the impairment charge during the second quarter of 2016).  The impairment charge did not impact our cash expenditures, liquidity, financial performance, compliance with our debt covenants or affect the ongoing business.

Provision (Benefit) for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

The provision (benefit) for income taxes for the three months ended June 30, 2017 and 2016 was $2.3 million and ($14.1) million, respectively.  The Company's earnings (loss) before provision (benefit) for income taxes for the three months ended June 30, 2017 were approximately $3.2 million lower than the same period in 2016, primarily attributable to a decrease in the Europe segment income.  The Company's effective tax rate was 42.3% and (163.5%) for the three month periods ended June 30, 2017 and 2016, respectively.  The change in the effective tax rate during the three months ended June 30, 2017 as compared to the same period of 2016, is primarily attributable to the settlement of liabilities for uncertain tax positions and, to a lesser extent, the finalization of the goodwill impairment during the 2016 period.  Additionally, the increase in the effective tax rate for the three months ended June 30, 2017 as compared to the same period in 2016, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction.

The provision (benefit) for income taxes for the six months ended June 30, 2017 and 2016 was $2.3 million and ($19.0) million, respectively.  The Company's earnings (loss) before benefit for income taxes for the six months ended June 30, 2017 were approximately $103 million higher than the same period in 2016, primarily attributable to the $106.0 million impairment of the goodwill and intangible assets during the six months ended June 30, 2016.  The Company's effective tax rate was 37.0% and (19.6%) for the six month periods ended June 30, 2017 and 2016, respectively.  The change in the effective tax rate during the six months ended June 30, 2017 as compared to the same period of 2016, is primarily attributable to the tax effect related to the impairment of the goodwill and intangible assets, as well as the settlement of the liability for uncertain tax positions in 2016.  Additionally, the increase in the effective tax rate for the six months ended June 30, 2017 as compared to the same period in 2016, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction.

Return to Index

Liquidity and Capital Resources

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations in the next twelve months.

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $49.1 million at June 30, 2017 and $61.1 million at December 31, 2016 (representing 84% and 83%, respectively, of total cash and cash equivalents at each period-end).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were needed to fund the Company's U.S. operations and were repatriated by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.4% of the Company's total assets at June 30, 2017 and 34.6% of total assets at December 31, 2016. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.7 to 1 at June 30, 2017 and 2.8 to 1 at December 31, 2016.

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

At June 30, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2017 was $46.0 million, of which we had the ability to borrow $41.8 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach over the next three years. We currently estimate total costs over the next three years to be between $4 million to $5 million. We recognized third-party consulting costs of $0.6 million and $1.1 million in the three and six months ended June 30, 2017, respectively.  These costs are included in SG&A on the condensed consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

During the six months ended June 30, 2017, the Company's cash and cash equivalents decreased by $14.7 million.  This decrease was due to the following:

•	net cash used in operating activities of $0.4 million;
•	purchases of property, plant and equipment of $2.2 million;
•	dividend payments of $1.6 million; and
•	repayments of long-term debt of $15.4 million.

During the six months ended June 30, 2017, accounts receivable increased by $13.8 million primarily due to higher sales volume in the second quarter of 2017 as compared to the fourth quarter of 2016.  Days sales outstanding (DSO) increased to 62 days at June 30, 2017 from 54 days at December 31, 2016, primary due the extension of credit terms with one of our large customers, as well as the increase in revenue (and resulting accounts receivable balance) in our Asia segment where DSO tends to be higher as compared to our other geographic segments.  Inventory levels were up by $2.7 million at June 30, 2017 compared to December 31, 2016 as raw materials and work in progress balances increased from year-end levels to accommodate the recent increase in demand for our products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the six months ended June 30, 2017.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Return to Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30, 2017	14,792	$21.11	14,792	-
May 1 - May 31, 2017	-	-	-	-
June 1 - June 30, 2017	-	-	-	-

Total	14,792	$21.11	14,792	-

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  Effective for matching contributions made for years after 2016, the Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (March 10, 2017 to August 15, 2017) will not exceed $650,000.  At June 30, 2017, there were no further shares available for purchase under the 10b5-1 Plan, as the maximum dollar amount for cumulative purchases had been met.

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

BEL FUSE INC.
August 4, 2017
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
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