Form 10-Q
period 2017-09-30
BEL FUSE INC /NJ
filed 2017-11-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2017
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,858,802

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$62,106	$73,411
Accounts receivable, net of allowance for doubtful accounts of $1,689
in 2017 and $1,781 in 2016	83,643	74,416
Inventories	104,522	98,871
Other current assets	9,231	8,744
Total current assets	259,502	255,442

Property, plant and equipment, net	43,664	48,755
Intangible assets, net	70,886	74,828
Goodwill	20,028	17,951
Deferred income taxes	6,511	3,410
Other assets	27,897	26,354
Total assets	$428,488	$426,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$45,493	$47,235
Accrued expenses	29,816	31,549
Current portion of long-term debt	15,551	11,395
Other current liabilities	6,751	2,148
Total current liabilities	97,611	92,327

Long-term Liabilities:
Long-term debt	105,479	129,850
Liability for uncertain tax positions	27,540	27,458
Minimum pension obligation and unfunded pension liability	17,770	16,900
Deferred income taxes	1,670	1,460
Other liabilities	323	311
Total liabilities	250,393	268,306

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,860,802 in 2017 and 9,851,652
in 2016 (net of 3,218,307 treasury shares)	986	985
Additional paid-in capital	27,856	27,242
Retained earnings	169,402	161,287
Accumulated other comprehensive loss	(20,366)	(31,297)
Total stockholders' equity	178,095	158,434
Total liabilities and stockholders' equity	$428,488	$426,740

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$126,386	$128,809	$371,671	$381,614
Cost of sales	98,769	102,234	291,729	306,273
Gross profit	27,617	26,575	79,942	75,341

Selling, general and administrative expenses	20,903	19,385	63,858	55,006
Impairment of goodwill and other intangible assets	-	-	-	105,972
Loss (gain) on disposal of property, plant and equipment	182	(2,099)	283	(2,083)
Restructuring charges (credits)	-	(20)	171	581
Income (loss) from operations	6,532	9,309	15,630	(84,135)

Interest expense	(1,466)	(1,538)	(4,476)	(5,243)
Interest income and other, net	18	243	65	466
Earnings (loss) before provision for (benefit from) income taxes	5,084	8,014	11,219	(88,912)

Provision for (benefit from) income taxes	60	(1,696)	2,329	(20,701)
Net earnings (loss) available to common stockholders	$5,024	$9,710	$8,890	$(68,211)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.40	$0.78	$0.69	$(5.52)
Class B common share - basic and diluted	$0.42	$0.82	$0.75	$(5.78)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,864	9,760	9,856	9,730

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net earnings (loss) available to common stockholders	$5,024	$9,710	$8,890	$(68,211)

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $101 in the three months ended September 30, 2017, $(111) in the three months ended September 30, 2016, $285 in the nine months ended September 30, 2017 and $(456) in the nine months ended
September 30, 2016	3,476	(156)	11,047	(3,199)
Unrealized gains (losses) on marketable securities arising during the period, net of taxes of $(21) in the three months ended September 30, 2017, $15 in the three months ended September 30, 2016, $(191) in the nine months ended September 30,
2017 and $74 in the nine months ended September 30, 2016	(33)	14	(300)	112
Change in unfunded SERP liability, net of taxes of $32 in the three months ended September 30, 2017, $32 in the three months ended September 30, 2016, $97 in the nine months ended September 30, 2017 and $136 in the nine months ended
September 30, 2016	61	65	184	566
Other comprehensive income (loss)	3,504	(77)	10,931	(2,521)

Comprehensive income (loss)	$8,528	$9,633	$19,821	$(70,732)

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net earnings (loss)	$8,890	$(68,211)
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization	15,712	16,370
Stock-based compensation	2,310	2,039
Impairment of goodwill and other intangible assets	-	105,972
Amortization of deferred financing costs	993	1,467
Deferred income taxes	(3,072)	(8,115)
Net unrealized losses (gains) on foreign currency revaluation	2,679	(366)
Loss (gain) on sale/disposal of property, plant and equipment	283	(2,025)
Other, net	1,265	364
Changes in operating assets and liabilities:
Accounts receivable, net	(7,913)	1,785
Inventories	(3,306)	1,312
Account payable	(3,563)	(2,730)
Accrued expenses	(2,031)	(3,508)
Other operating assets/liabilities, net	1,949	(17,564)
Net cash provided by operating activities	14,196	26,790

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,756)	(5,590)
Proceeds from disposal/sale of property, plant and equipment	10	2,129
Purchase of company-owned life insurance (COLI)	-	(2,164)
Sale of SERP investments	-	2,164
Net cash used in investing activities	(3,746)	(3,461)

Cash flows from financing activities:
Repayments of long-term debt	(25,208)	(37,577)
Dividends paid to common stockholders	(2,347)	(2,314)
Payment of deferred financing costs	-	(718)
Borrowings under revolving credit line	6,000	-
Repayments of revolving credit line	(2,000)	-
Reduction in notes payable	(55)	(115)
Net cash used in financing activities	(23,610)	(40,724)

Effect of exchange rate changes on cash and cash equivalents	1,855	(630)

Net decrease in cash and cash equivalents	(11,305)	(18,025)
Cash and cash equivalents - beginning of period	73,411	85,040
Cash and cash equivalents - end of period	$62,106	$67,015

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$1,688	$1,459
Interest payments	$3,471	$3,776

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  There were no significant changes to these accounting policies during the nine months ended September 30, 2017.

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

The Company is still in the process of evaluating the financial statement impacts of the new revenue standards. While we have not yet quantified the related impacts, we have completed our initial assessment and anticipate changes with respect to the timing of revenue recognition for certain custom products that have no alternative use for which the Company is entitled to payment as production progresses, as well as the timing of revenue recognition in arrangements for which the customer takes the Company's products from a facility holding consignment inventory. The Company may also see a change related to estimation of variable consideration, among other areas.  The Company is also in the process of reviewing its current systems, internal controls and processes, and evaluating any necessary changes to support the implementation of the new revenue standards, which we expect to implement by the end of 2017.

The new revenue standards become effective for the Company in the first quarter of fiscal year 2018.  We have elected to use the modified retrospective approach to adopting the new revenue standards where we recognize the cumulative effect of initially applying the new revenue standards as an adjustment to the opening balance of retained earnings.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers globally and have evaluated the provisions under the five-step model specified by the new revenue standards. In addition, we continue to monitor additional interpretive guidance related to the new revenue standards as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available.

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

Return to Index

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

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Numerator:
Net earnings (loss)	$5,024	$9,710	$8,890	$(68,211)
Less dividends declared:
Class A	131	131	392	392
Class B	691	683	2,079	2,044
Undistributed earnings (loss)	$4,202	$8,896	$6,419	$(70,647)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$729	$1,557	$1,115	$(12,400)
Class B undistributed earnings (loss)	3,473	7,339	5,304	(58,247)
Total undistributed earnings (loss)	$4,202	$8,896	$6,419	$(70,647)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$860	$1,688	$1,507	$(12,008)
Class B net earnings (loss)	4,164	8,022	7,383	(56,203)
Net earnings (loss)	$5,024	$9,710	$8,890	$(68,211)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,864	9,760	9,856	9,730

Net earnings (loss) per share:
Class A - basic and diluted	$0.40	$0.78	$0.69	$(5.52)
Class B - basic and diluted	$0.42	$0.82	$0.75	$(5.78)

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

As of September 30, 2017 and December 31, 2016, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of September 30, 2017 and December 31, 2016, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.5 million and $1.7 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2017 or September 30, 2016.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2017.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2017 or December 31, 2016.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2017 and December 31, 2016, the estimated fair value of total debt was $122.7 million and $144.3 million, respectively, compared to a carrying amount of $121.0 million and $141.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2017.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. During the first quarter of 2016, management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for all of the Company's reporting units.  These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the reporting units. As a result, the Company recorded non-cash goodwill and other intangible assets impairment charges totaling $106.0 million during the first half of 2016.  There were no triggering events that occurred during the nine months ended September 30, 2017 that would warrant interim impairment testing.

4. INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$43,008	$43,376
Work in progress	19,356	18,008
Finished goods	42,158	37,487
Inventories	$104,522	$98,871

Return to Index

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Land	$2,256	$2,234
Buildings and improvements	30,867	30,061
Machinery and equipment	117,523	113,780
Construction in progress	1,593	3,029
	152,239	149,104
Accumulated depreciation	(108,575)	(100,349)
Property, plant and equipment, net	$43,664	$48,755

Depreciation expense for the three months ended September 30, 2017 and 2016 was $3.6 million and $3.7 million, respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $10.6 million and $11.1 million, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Sales commissions	$2,404	$2,066
Subcontracting labor	1,437	1,370
Salaries, bonuses and related benefits	16,522	17,587
Warranty accrual	2,043	2,718
Other	7,410	7,808
	$29,816	$31,549

A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2017 and 2016 is presented below:

	Nine Months Ended September 30,
	2017	2016
Balance, January 1	$2,718	$3,659
Charges and costs accrued	211	142
Adjustments related to pre-existing warranties
(including changes in estimates)	(779)	(981)
Less repair costs incurred	(173)	(433)
Currency translation	66	(18)
Balance, September 30	$2,043	$2,369

7.	DEBT

The Company has a Credit and Security Agreement (as amended, the "CSA") consisting of (i) a term loan, with outstanding borrowings of $118.6 million and $143.8 million at September 30, 2017 and December 31, 2016, respectively and (ii) a $50 million revolving credit facility ("Revolver"), with $4.0 million and $0 outstanding borrowings at September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017 and December 31, 2016, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of deferred financing costs of $1.6 million and $2.6 million, respectively.
The weighted-average interest rate in effect was 3.25% at September 30, 2017 and 3.06% at December 31, 2016 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.5 million of interest expense during each of the three months ended September 30, 2017 and 2016, and $4.5 million and $5.2 million of interest expense during the nine months ended September 30, 2017 and 2016, respectively.

Return to Index
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

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

As a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's condensed consolidated financial statements at September 30, 2017.  The Company's liabilities for uncertain tax positions totaled $30.0 million and $27.8 million at September 30, 2017 and December 31, 2016, respectively, of which $2.5 million and $0.4 million, respectively, is included in other current liabilities.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of September 30, 2017, $0.4 million of the Company's liabilities for uncertain tax positions was reversed and approximately $2.5 million are expected to be reversed during the next twelve months by way of expiration of the related statute of limitations.

In connection with the acquisition of the Power-One Power Solutions business ("Power Solutions") from ABB Ltd. ("ABB") in 2014, the Company assumed a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  From the date of acquisition through September 30, 2017, the Company has recorded $5.0 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during 2016 in relation to the settlement of the exposure.  The Company will continue to accrue approximately $0.7 million annually until the issues are resolved.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2017 and 2016, the Company recognized $0.6 million and $0.8 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the nine months ended September 30, 2016, the Company recognized a benefit of $3.1 million for the reversal of such interest and penalties.  There were no reversals of interest or penalties in the three or nine months ended September 30, 2017.  The Company has approximately $2.8 million and $2.2 million, accrued for the payment of such interest and penalties at September 30, 2017 and December 31, 2016, respectively, which is included in both other current liabilities and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

9. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended September 30, 2017 and 2016 amounted to $0.3 million in both periods. The expense for the nine months ended September 30, 2017 and 2016 amounted to $0.9 million and $0.8 million, respectively.  As of September 30, 2017, the plan owned 46,504 and 144,362 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.  Effective January 1, 2017, the Company's matching contribution will be made in the form of Bel Fuse Inc. Class A common stock.  During 2016, the employer match was made in cash.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2017 and 2016 amounted to $0.1 million in both periods. The expense for the nine months ended September 30, 2017 and 2016 amounted to $0.3 million and $0.2 million, respectively.  As of September 30, 2017, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$175	$148	$525	$445
Interest cost	168	165	505	494
Net amortization	94	98	281	293
Net periodic benefit cost	$437	$411	$1,311	$1,232

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2017	2016
Prior service cost	$996	$1,172
Net loss	2,865	2,970
	$3,861	$4,142

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2017 and December 31, 2016 are summarized below:

	September 30,	December 31,
	2017	2016

Foreign currency translation adjustment, net of taxes of ($699) at
September 30, 2017 and ($984) at December 31, 2016	$(17,929)	$(28,976)
Unrealized holding gains on available-for-sale securities, net of taxes of
$71 at September 30, 2017 and $263 at December 31, 2016	124	424
Unfunded SERP liability, net of taxes of ($1,300) at September 30, 2017
and ($1,398) at December 31, 2016	(2,561)	(2,745)

Accumulated other comprehensive loss	$(20,366)	$(31,297)

Return to Index

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2017 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2017	$(28,976)	$424	$(2,745)		$(31,297)
Other comprehensive income before reclassifications	11,047	(300)	1		10,748
Amount reclassified from accumulated other
comprehensive loss	-	-	183	(a)	183
Net current period other comprehensive income	11,047	(300)	184		10,931

Balance at September 30, 2017	$(17,929)	$124	$(2,561)		$(20,366)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

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

12.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

Return to Index
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales to External Customers:
North America	$59,537	$63,305	$184,873	$196,955
Asia	45,919	47,188	127,801	126,673
Europe	20,930	18,316	58,997	57,986
	$126,386	$128,809	$371,671	$381,614

Net Sales:
North America	$62,348	$66,503	$193,473	$206,232
Asia	66,534	71,334	193,364	197,952
Europe	23,633	21,417	67,434	67,222
Less intercompany net sales	(26,129)	(30,445)	(82,600)	(89,792)
	$126,386	$128,809	$371,671	$381,614

Income (Loss) from Operations:
North America	$104	$693	$1,781	$(41,103)
Asia	5,408	8,332	11,759	(25,026)
Europe	1,020	284	2,090	(18,006)
	$6,532	$9,309	$15,630	$(84,135)

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

13. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties.  The Company did not purchase any inventory from the joint venture during the three or nine months ended September 30, 2017 or 2016.  At September 30, 2017, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying condensed consolidated balance sheet.  Subsequent to September 30, 2017, the Company divested its 49% interest in the joint venture in exchange for an extinguishment of the accounts payable balance of $0.5 million.  As the interest in the joint venture had a carrying value of zero, a $0.5 million gain was recorded within cost of sales during the third quarter of 2017 related to this divestiture.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the nine months ended September 30, 2017, 50% of the Company's revenues were derived from North America, 34% from Asia and 16% from its Europe operating segment.  By product group, 35% of sales for the nine months ended September 30, 2017 related to the Company's connectivity solutions products, 32% in power solutions and protection products and 33% in magnetic products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and nine months ended September 30, 2017 and/or future results include the following:

•
Revenues – The Company's revenues for the three and nine months ended September 30, 2017 declined by $2.4 million (or 1.9%) and $9.9 million (or 2.6%), respectively, from the comparable periods of 2016.  The majority of this decrease was seen within the Power Solutions business (acquired in 2014), specifically related to its sales of Network Power Systems (NPS) products.  The Company divested the NPS business in 2015 and was continuing to provide product to the buyer under a 2-year manufacturing services agreement which is winding down.  The decline in sales related to the NPS product line accounted for $2.1 million of the year-over-year decline for the third quarter of 2017, and $7.2 million of the year-over-year decline for the nine-month period.

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

Return to Index
•
Restructuring – By the end of the third quarter of 2017, we implemented headcount reduction measures which will result in annualized cost savings of approximately $1.0 million.  We anticipate these savings to be realized beginning in the first quarter of 2018.  Any further actions implemented may result in restructuring costs being incurred in future quarters.

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

•
Enterprise Resource Planning ("ERP") System Implementation – We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  We currently estimate total costs related to this implementation to be between $4 million to $5 million.  During the three and nine months ended September 30, 2017, the Company incurred consulting costs in connection with this implementation of $0.4 million and $1.5 million, respectively, which are included in SG&A in the condensed consolidated statements of operations. We anticipate future expenses of approximately $0.5 million per quarter through the end of 2018, and at a reduced level in 2019. See "Liquidity and Capital Resources" below for further information.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.

While third quarter sales were down 1.9% from the same quarter of 2016, we continue to see a positive book-to-bill ratio for our power and connectivity products.  Demand within our Connectivity Solutions business remains strong, largely driven by activity within our military-aerospace accounts and through our distribution partners.  Our Power Solutions and Protection business has shown progress in recent quarters with design wins in the areas of e-Mobility, industrial and datacenter applications, which will help to mitigate the declines we've seen with lower spending from some of our traditional networking customers.  Until our top line sales show a steady upward trend, we will continue to assess the cost structure of the overall business to keep our fixed costs as efficient as possible.

Summary by Operating Segment

Net sales to external customers by operating segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
North America	$59,537	47%	$63,305	49%	$184,873	50%	$196,955	52%
Asia	45,919	36%	47,188	37%	127,801	34%	126,673	33%
Europe	20,930	17%	18,316	14%	58,997	16%	57,986	15%
	$126,386	100%	$128,809	100%	$371,671	100%	$381,614	100%

The decline in North America sales noted above was primarily due to a reduction in Power Solutions sales in North America of $4.6 million during the three months ended September 30, 2017 and of $10.3 million during the nine months ended September 30, 2017 as compared to the same periods of 2016.  North America segment sales were also impacted by a decline in sales of our modular plugs and cable assemblies within our Stewart Connector business where two major customers merged and in-sourced much of these products.  This resulted in lower sales of $1.3 million during the three months ended September 30, 2017 and of $5.3 million during the nine months ended September 30, 2017 as compared to the same periods of 2016.   The increase in sales in Asia noted in the table above for the nine-month period was primarily driven by increased demand for our ICM products which are manufactured in that region. See Net Sales, Magnetic Solutions, below.  The decline for the three-month period resulted from lower sales of our custom module and DC-DC products, offset in part by the increase in ICM sales.  The year-over-year sales growth in our Europe segment was led by our Bel Power Europe group in Italy, which we acquired in 2012, as they have been successful in penetrating the marine and industrial markets in Europe with their AC-DC power products.

Net sales and income from operations by operating segment for the three and nine months ended September 30, 2017 and 2016 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment sales:
North America	$62,348	$66,503	$193,473	$206,232
Asia	66,534	71,334	193,364	197,952
Europe	23,633	21,417	67,434	67,222
Total segment sales	152,515	159,254	454,271	471,406
Reconciling item:
Intersegment sales	(26,129)	(30,445)	(82,600)	(89,792)
Net sales	$126,386	$128,809	$371,671	$381,614

Income from operations:
North America	$104	$693	$1,781	$(41,103)
Asia	5,408	8,332	11,759	(25,026)
Europe	1,020	284	2,090	(18,006)
	$6,532	$9,309	$15,630	$(84,135)

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

Excluding the impairment charge, income from operations in North America decreased by $1.1 million during the nine months ended September 30, 2017 as compared to the same period of 2016 primarily due to a $3.4 million reduction of value-added tax (VAT) expenses as discussed in the Selling, General and Administrative Expense section below during the 2016 period, which did not occur in 2017.  This was partially offset by lower incentive compensation recorded in North America in the nine months ended September 30, 2017 as compared to the same period of 2016.  Excluding the impairment charge, Asia operating income was $4.8 million lower in the nine months ended September 30, 2017 largely due to a $1.8 million reduction of VAT expenses in Asia recorded during the nine months ended September 30, 2016, which did not occur in 2017, coupled with lower segment sales in Asia in 2017.  The slight decline in Europe operating income during the nine months ended September 30, 2017 as compared to the same period of 2016 was primarily due to an unfavorable variance in foreign currency exchange (a loss of $2.3 million in the nine months ended September 30, 2017 as compared to a loss of $0.2 million in the same period of 2016 within the Europe segment), largely offset by margin improvement on flat sales.

Net Sales

The Company's net sales by major product line for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Magnetic solutions	$44,002	35%	$41,449	32%	$122,468	33%	$116,285	31%
Connectivity solutions	42,837	34%	41,666	32%	128,350	35%	130,009	34%
Power solutions and protection	39,547	31%	45,694	36%	120,853	32%	135,320	35%
	$126,386	100%	$128,809	100%	$371,671	100%	$381,614	100%

Magnetic Solutions:

Demand for our ICM/TRP products remained strong in the third quarter of 2017 for both our established 1-gig and 10-gig ICMs as well as our recently released multi-gig variants.  During the second and third quarters of 2017, we benefited from a majority of the share of a new product introduction at one of our large OEM customers, which accounted for the majority of the year-over-year increase noted above for the nine-month period.

Return to Index

Power Solutions and Protection:

The decline in power solutions and protection products during the third quarter of 2017 as compared to the same quarter of 2016 was primarily attributable to a $4.6 million reduction in Power Solutions sales.  Sales within the Power Solutions business continue to be challenged as spending levels within our networking and storage customers have declined, while recent project wins in the areas of e-Mobility and datacenters are not yet in full production.  This business was also impacted by the phase-out of revenue associated with its NPS product line (sold in 2015), as we transition off of a 2-year manufacturing services agreement. The year-over-year decline was partially offset by a $1.7 million increase in sales of our AC/DC converter products at our Bel Power Europe group in Italy (acquired in 2012) and higher circuit protection product sales of $0.2 million in the third quarter of 2017 as compared to the third quarter of 2016.

Connectivity Solutions:

Sales of our connectivity solutions products were strong in the third quarter of 2017, led by increased activity within key military-aerospace programs.  Within our distribution channel, sales of connectivity products continued to have year-over-year growth into the third quarter.  These gains in the third quarter were partially offset by lower demand for plugs and structured cabling within our Stewart Connector business where two of our major customers merged and in-sourced much of these products.

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Material costs	38.2%	42.1%	39.7%	41.8%
Labor costs	11.0%	10.3%	10.4%	10.3%
Research and development expenses	5.4%	5.1%	5.5%	5.2%
Other expenses	23.5%	21.9%	22.9%	23.0%
Total cost of sales	78.1%	79.4%	78.5%	80.3%

Material costs as a percentage of sales were lower during the three and nine months ended September 30, 2017 as compared to the same period of 2016, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Labor costs as a percentage of sales increased during both the three and nine months ended September 30, 2017 as compared to the same periods of 2016 primarily due to the increase in sales of our labor-intensive magnetic products.

Included in cost of sales is research and development ("R&D") expense of $6.9 million and $6.6 million for the three months ended September 30, 2017 and 2016, respectively, and $20.3 million and $19.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The other expenses noted in the table above include fixed cost items such as support labor and fringe expense, depreciation and amortization expense, and facility costs (rent, utilities, insurance).  In total, these other expenses increased by $1.6 million during the third quarter of 2017 due to higher tooling, repairs and maintenance and overhead costs during the 2017 period.  For the nine-month period, these other expenses decreased by $2.4 million year-over-year due to a $2.0 million decrease in support labor and fringe expense and an $0.8 million reduction in depreciation and amortization expense, partially offset by a $0.9 million increase in tooling and other overhead costs.

Return to Index

Selling, General and Administrative Expense ("SG&A")

SG&A expense increased $1.5 million and $8.9 million during the three and nine months ended September 30, 2017, respectively, as compared with the same periods of 2016.  These increases consisted of the following:

	Increase (Decrease)
	Compared to Same Period of 2016
	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
VAT expenses	$-	$5,155
Legal and professional fees	612	789
Sales commissions, advertising and other selling costs	519	148
Net foreign currency exchange gains/losses	357	3,045
ERP system implementation consulting costs	395	1,483
Salaries and fringe benefits	39	(1,336)
Other	(404)	(432)
Total increase	$1,518	$8,852

The variance in VAT expenses related to settlement of a tax liability which was originally recorded during the acquisition of the Power Solutions business.  This acquired operating tax exposure was settled in full by the end of the second quarter of 2016, resulting in a reversal of these amounts in SG&A.

Legal and professional fees increased year-over-year during both the three- and nine-month periods due to a shift in timing of work related to our annual audit, and incremental consulting costs incurred in connection with the implementation of the new revenue recognition standard (see Note 1, Basis of Presentation and Accounting Policies). Sales commissions and other selling costs increased during both period presented due to the shift in mix of products sold, as higher commissions are incurred on our connectivity sales as compared to sales of our power products.  The unfavorable variance in net foreign currency exchange noted above was primarily due to the translation of intercompany balances between U.S. and foreign subsidiaries.  For further information related to our ERP system implementation consulting costs, see the Liquidity and Capital Resources section below.  Salaries and fringe benefits were lower during the nine-month period of 2017 due to lower compensation costs recorded during the first and second quarters of 2017 as compared to the same periods of 2016, and cost savings realized from recent restructuring efforts.

Impairment of Goodwill and Other Intangible Assets

The Company recorded a $106.0 million non-cash impairment charge related to its goodwill and trademarks during the nine months ended September 30, 2016.  The impairment charge did not impact our cash expenditures, liquidity, financial performance, compliance with our debt covenants or affect the ongoing business.

Loss (Gain) on Disposal of Property, Plant and Equipment

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

The provision (benefit) for income taxes for the three months ended September 30, 2017 and 2016 was less than $0.1 million and ($1.7) million, respectively.  The Company's earnings (loss) before provision (benefit) for income taxes for the three months ended September 30, 2017 were approximately $2.9 million lower than the same period in 2016, primarily attributable to a decrease in the Asia segment income.  The Company's effective tax rate was 1.2% and (21.2%) for the three month periods ended September 30, 2017 and 2016, respectively.  The change in the effective tax rate during the three months ended September 30, 2017 compared to the same period in 2016 was primarily attributable to increased foreign taxes due to the reversal of valuation allowances relating to net operating loss carryforwards in 2016, as well as an increase in taxes related to uncertain tax positions.

The provision (benefit) for income taxes for the nine months ended September 30, 2017 and 2016 was $2.3 million and ($20.7) million, respectively.  The Company's earnings (loss) before benefit for income taxes for the nine months ended September 30, 2017 were approximately $100.1 million higher than the same period in 2016, primarily attributable to the $106.0 million impairment of the goodwill and intangible assets during the nine months ended September 30, 2016.  The Company's effective tax rate was 20.8% and 23.3% for the nine month periods ended September 30, 2017 and 2016, respectively.  The change in the effective tax rate during the nine months ended September 30, 2017 as compared to the same period of 2016, is primarily attributable to the tax effect related to the impairment of the goodwill and intangible assets, as well as the settlement of the liability for uncertain tax positions in 2016.  Additionally, the increase in the effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction.

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

Cash and cash equivalents held by foreign subsidiaries of the Company amounted to $54.6 million at September 30, 2017 and $61.1 million at December 31, 2016 (representing 88% and 83%, respectively, of total cash and cash equivalents at each period-end).  Management's intention is to permanently reinvest the earnings of its foreign subsidiaries and there are no current plans that would indicate a need to repatriate those earnings to fund the Company's U.S. operations.  In the event foreign earnings were needed to fund the Company's U.S. operations and were repatriated by way of a taxable distribution, the Company would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.0% of the Company's total assets at September 30, 2017 and 34.6% of total assets at December 31, 2016. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.7 to 1 at September 30, 2017 and 2.8 to 1 at December 31, 2016.

On September 19, 2014, the Company entered into a senior Credit and Security Agreement ("CSA") (see Note 7, Debt, for additional details).  The CSA, as amended, contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At September 30, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2017 was $46.0 million, of which we had the ability to borrow $29.6 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP system.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach through 2019.  We currently estimate total costs related to this implementation to be between $4 million to $5 million.  During the three and nine months ended September 30, 2017, the Company incurred consulting costs in connection with this implementation of $0.4 million and $1.5 million, respectively, which are included in SG&A in the condensed consolidated statements of operations. We anticipate future expenses of approximately $0.5 million per quarter through the end of 2018, and at a reduced level in 2019.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

During the nine months ended September 30, 2017, the Company's cash and cash equivalents decreased by $11.3 million primarily due to the following factors:

•	purchases of property, plant and equipment of $3.8 million;
•	dividend payments of $2.3 million; and
•	repayments of long-term debt of $25.2 million; partially offset by
•	net cash provided by operating activities of $14.2 million; and
•	net borrowings under our revolving credit line of $4.0 million

During the nine months ended September 30, 2017, accounts receivable increased by $7.9 million primarily due to higher sales volume in the third quarter of 2017 as compared to the fourth quarter of 2016.  Days sales outstanding (DSO) increased to 60 days at September 30, 2017 from 54 days at December 31, 2016, primary due the extension of credit terms with one of our large customers, as well as the increase in revenue (and resulting accounts receivable balance) in our Asia segment where DSO tends to be higher as compared to our other geographic segments.  Inventory levels were up by $3.3 million at September 30, 2017 compared to December 31, 2016 as work in progress and finished goods balances increased from year-end levels to accommodate the increase in demand for our products in 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  There have not been any material changes with regard to market risk during the nine months ended September 30, 2017.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Return to Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2017	-	$-	-	-
August 1 - August 31, 2017	-	-	-	-
September 1 - September 30, 2017	4,109	24.70	4,109	20,173

Total	4,109	$24.70	4,109	20,173

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  Effective for matching contributions made for years after 2016, the Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (September 14, 2017 to February 15, 2018) will not exceed $650,000.  The September 30, 2017 closing price was used to calculate the Maximum Number of Shares that May Yet be Purchased Under the Plan.

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
November 6, 2017
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)