Form 10-K
period 2017-12-31
BEL FUSE INC /NJ
filed 2018-03-09
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
[X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was $273.5 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2018
Class A Common Stock	2,174,912
Class B Common Stock	9,859,352

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, North America, Asia and Europe (representing 50%, 34% and 16% of the Company's 2017 sales, respectively). Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302; (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 12, "Segments", of the notes to consolidated financial statements.  Hereinafter, all references to "Note" will refer to the notes to consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Return to Index

	Product Line	Function	Applications	Brands Sold Under
Magnetic Solutions	Integrated Connector Modules (ICMs)	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.	Bel, TRP Connector®, MagJack®
	Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.	Signal
	SMD Power Inductors & SMPS Transformers	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC-DC converters, LED lighting, automotive and consumer electronics.	Signal
	Discrete Components-Telecom	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet and Power over Ethernet (PoE).	Bel

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

Return to Index
Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, network infrastructure, structured building cabling and several industrial applications.   Bel's Stewart Connector business designs and deploys modular connector systems primarily used in high speed Telecom/Datacom applications.  In January 2010, Bel completed the acquisition of Cinch Connectors.   Cinch products are designed and manufactured for high reliablity/harsh enviroment applications.   Cinch also possesses various enabling technologies and expertise with which to provide custom solutions and products.  In 2012, the acquistions of Fiberco and GigaCom further enhanced the Cinch product offering with the addition of fiber optic connector and cable products optomized for harsh envirment applications.   In 2013, the acquisition of Array (a manufacturer of aerospace and military connector products) further broadened the copper based product portfolio and expanded sales within the aerospace market.  The acquisition of Connectivity Solutions in 2014 brought additional products and has strengthened our position with strategic OEM customers in the military, aerospace and networking segments as well as with key distribution partners.  Connectivity Solutions is a leading innovator and producer of RF coaxial connectors and cables, harsh environment optical active and passive devices, and microwave components.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Commercial aerospace, avionics, smart munitions, communications, navigations and various industrial equipment	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, high-frequency and wireless communications	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	RJ Connectors and Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Largely Ethernet applications including network routers, hubs, switches, and patch panels; and emerging internet-of-things (IoT) applications	Stewart Connector

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2017, we had a sales and support staff of 196 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Return to Index

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

R&D costs are expensed as incurred and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administrative costs and miscellaneous other items. R&D expenses for the years ended December 31, 2017, 2016 and 2015 amounted to $28.8 million, $26.7 million and $27.7 million, respectively.

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

Associates

As of December 31, 2017, we employed 7,491 full-time associates, a decrease of 203 full-time associates from December 31, 2016. At December 31, 2017, we employed 1,488 people at our North American facilities, 5,125 people at our Asian facilities and 878 people at our European facilities, excluding approximately 916 workers supplied by independent contractors. Our manufacturing facility in New York is represented by a labor union and all factory workers in the PRC, Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 464 associates worldwide are covered by collective bargaining agreements expiring within one year.  We believe that our relations with our associates are satisfactory.

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

Backlog

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2018 to be approximately $168.6 million as compared with a backlog of $137.6 million as of February 28, 2017.  Management expects that approximately 89% of the Company's backlog as of February 28, 2018 will be shipped by December 31, 2018. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Return to Index

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from April 2018 to June 2035.

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

Return to Index
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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2017, we had $125.0 million of borrowings under our credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.2 million increase or decrease in annual interest expense.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes.  Our consolidated principal amount of outstanding indebtedness was $125.0 million at December 31, 2017, resulting in a leverage ratio of 2.46x adjusted EBITDA, as calculated in accordance with our credit agreement.  Accordingly, our U.S. debt service requirements are significant in relation to our U.S. net sales and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain a certain covenant leverage ratio, and the ratio becomes more restrictive at specific dates during the term.  If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.

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

Return to Index
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

Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could materially adversely affect our results of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") which includes significant changes to the U.S. corporate income tax system. The effect of the international provisions of the Tax Act resulted in a one-time deemed repatriation tax on unremitted foreign earnings and profits (a "transition tax"). The Company's estimate of the transition tax was calculated using currently available information; however, the Company is continuing to evaluate the underlying documentation and revisions to the current calculation may occur.

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

Increases in minimum wage rates in the PRC will have an unfavorable impact on our profit margins.

Approximately one-third of our total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements.  Effective February 1, 2018, the PRC issued a 30% increase to the minimum wage in a region where one of Bel's factories is located.  We anticipate this increase in minimum wage to translate into 19-20% higher labor costs (or an increase of approximately $1.0 million - $1.4 million per year) at this facility going forward.  This and any future increases in minimum wage rates will have an unfavorable impact on our profit margins.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies.  If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations.  In connection with the 2014 Acquisitions, we recorded $105.4 million of goodwill and $73.2 million of other intangible assets.  During the first half of 2016, due to a decline in general market conditions, which lowered the Company's forecasted revenues and EBITDA growth rates for each of its reporting units, we recognized impairment charges of $101.7 million related to goodwill and $4.3 million related to indefinite-lived intangible assets.  If the acquisitions fail to perform up to our expectations, or if there is further weakening of economic conditions, we could be required to record additional impairment charges.

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

Return to Index
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

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals, including potential changes to the North America Free Trade Agreement (NAFTA).  In addition, other events, such as the United Kingdom's continued efforts to exit the European Union, also create a level of uncertainty.  If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business and our results of operations and financial condition.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2017, sales to one direct customer exceeded 10% of our consolidated net sales. Hon Hai Precision Industry Company Ltd., a contract manufacturer utilized by various end customers, represented 11.7% of our 2017 consolidated net sales. We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations in prior years. See Note 12, "Segments" for additional disclosures related to our significant customers.

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

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

The General Data Protection Regulation ("GDPR"), which will become effective in the European Union in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance.  Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

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

The SEC has adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. As a public company, Bel was required to make its first annual filing under these new rules on May 31, 2014.  In such annual filings, Bel describes the due diligence it has undertaken of its suppliers in an effort to determine the source of any conflict minerals used in its products or components.  These due diligence requirements are ongoing, and Bel will continue to incur additional costs, which could be substantial, related to its due diligence and compliance process.  In addition, the Company's supply chain is complex, and if it is not able to determine with certainty the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of the Congo and surrounding countries, then the Company may face reputational challenges with customers, investors or others.  As there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free" in its products and components, the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices.

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

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity.  See "Key Factors Affecting our Business" in Item 7. of this Annual Report on Form 10-K for a discussion of how pricing and availability of materials is currently impacting our business.

As product life cycles shorten and during periods of market slowdowns, the risk of materials obsolescence increases and this may materially and adversely impact our financial results.

Rapid shifts in demand for various products may cause some of our inventory of raw materials, components or finished goods to become obsolete.

Return to Index
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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2018, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2018, to the Company's knowledge, this shareholder owned 23.2% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Return to Index

 To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2018, Daniel Bernstein, the Company's chief executive officer, beneficially owned 353,631 Class A common shares (or 21.1%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 357,987 Class A common shares (or 21.4%) of the outstanding Class A common shares whose voting rights were not suspended.

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

Item 1B.   Unresolved Staff Comments

None.

Return to Index
Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company leases 163,000 square feet in 16 facilities and owns properties of 155,000 square feet which are used primarily for management, financial accounting, engineering, sales and administrative support.

The Company also operated 20 manufacturing facilities in 7 countries as of December 31, 2017.  Approximately 19% of the 2.6 million square feet the Company occupies is owned while the remainder is leased.    See Note 16, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2017:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	650,000	Leased	28%
Pingguo, People's Republic of China	256,000	Leased	69%
Shenzhen, People's Republic of China	227,000	Leased	100%
Zhongshan, People's Republic of China	315,000	Leased	86%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, United Kingdom	52,000	Leased	28%
Chelmsford, United Kingdom	21,000	Leased	60%
Dominican Republic	41,000	Leased	85%
Cananea, Mexico	42,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	124,000	Leased	83%
McAllen, Texas	40,000	Leased	56%
Melbourne, Florida	18,000	Leased	64%
Tempe, Arizona	8,000	Leased	100%

	2,296,000

Of the space described above, 323,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 470,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 36.9% of its identifiable assets are located in Asia.

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

	Class A		Class B
	High	Low	High	Low
Year Ended December 31, 2017
First Quarter	$26.54	$19.37	$33.00	$21.65
Second Quarter	23.40	18.80	26.55	21.85
Third Quarter	28.12	20.00	32.00	24.40
Fourth Quarter	29.90	19.25	33.45	23.80

Year Ended December 31, 2016
First Quarter	$15.87	$9.69	$19.15	$13.33
Second Quarter	17.16	12.80	19.35	13.31
Third Quarter	20.47	15.00	24.43	16.98
Fourth Quarter	26.97	18.27	33.60	23.00

(b) Holders

As of February 28, 2018, there were 47 registered shareholders of the Company's Class A Common Stock and 378 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2018, the Company estimates that there were 568 beneficial shareholders of the Company's Class A Common Stock and 2,258 beneficial shareholders of  the Company's Class B Common Stock. At February 28, 2018, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 23.2% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders".

(c) Dividends

During the years ended December 31, 2017, 2016 and 2015, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.3 million in 2017 and $3.2 million during each of 2016 and 2015.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.   On February 1, 2018, the Company paid a dividend to all shareholders of record at January 15, 2018 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 21, 2018, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2018 to all shareholders of record at April 13, 2018.   The Company currently anticipates paying dividends quarterly in the future.

Return to Index

(d)	Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2017, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2012 in our common stock. The graph compares this return ("Bel") with that of comparable investments assumed to have been made on the same date in: (a) the NASDAQ Stock Market (U.S. Companies) and (b) a group of companies within our industry.  Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00

	2012	2013	2014	2015	2016	2017
Bel Fuse Inc.	100.00	110.90	144.05	92.29	167.57	137.93
NASDAQ Stock Market (US Companies)	100.00	139.38	160.72	173.11	190.07	203.16
NASDAQ Electronic Components and Accessories	100.00	130.95	168.70	169.16	214.37	296.33

(e)	Issuer Purchases of Equity Securities

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1 - October 31, 2017	10,188	$28.32	10,188	$260,029
November 1 - November 30, 2017	4,966	22.96	4,966	146,026
December 1 - December 31, 2017	6,435	22.49	6,435	-

Total	21,589	$25.35	21,589	$-

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  Effective for matching contributions made for years after 2016, the Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (September 14, 2017 to February 15, 2018) will not exceed $650,000.  At December 31, 2017, there were no further shares available for purchase under the 10b5-1 Plan, as the maximum dollar amount for cumulative purchases had been met.

Return to Index
Item 6. Selected Financial Data
The following tables set forth selected consolidated financial data as of the dates and for the periods presented.  The selected consolidated balance sheet data as of December 31, 2017 and 2016 and the selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Form 10-K. The selected financial data below includes the results of acquired companies from their respective acquisition dates.  The selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 have been derived from audited consolidated financial statements that are not presented in this Form 10-K.  The selected consolidated balance sheet data for years presented prior to 2016 have been revised to reflect the retrospective application of accounting pronouncements that the Company adopted effective January 1, 2016.  See Note 1 for further information.  The selected consolidated balance sheet data as of December 31, 2014 and the selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 have been revised to reflect measurement period adjustments related to the 2013 and 2014 Acquisitions.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands of dollars, except per share data)
Selected Consolidated Statements of Operations Data: (a)

Net sales	$491,611	$500,153	$567,080	$487,076	$349,189
Cost of sales	389,601	400,245	458,253	399,721	286,952
Selling, general and administrative expenses	85,067	71,005	77,952	72,061	45,872
Impairment of goodwill and other intangible assets (b)	-	105,972	-	-	-
Loss (gain) on sale of property, plant and equipment (c)	297	(2,644)	161	(10)	(69)
Stock-based compensation	3,030	2,817	2,815	2,717	1,879
Restructuring charges (d)	308	2,087	2,114	1,832	1,387
Earnings (loss) before income taxes	9,643	(82,552)	25,732	9,770	15,165
Net (loss) earnings	$(11,897)	$(64,834)	$19,197	$8,603	$15,908

Reconciliation of net earnings to EBITDA (e):
Net (loss) earnings	$(11,897)	$(64,834)	$19,197	$8,603	$15,908
Depreciation and amortization (f)	20,718	21,778	23,008	20,367	12,382
Interest expense	6,802	6,662	7,588	3,978	156
Income tax provision (benefit) (g)	21,540	(17,718)	6,535	1,167	(743)
EBITDA (e)	$37,163	$(54,112)	$56,328	$34,115	$27,703

Net (loss) earnings per share:
Class A common share - basic and diluted	$(0.97)	$(5.25)	$1.53	$0.69	$1.32
Class B common share - basic and diluted	$(0.99)	$(5.48)	$1.64	$0.75	$1.41

Cash dividends declared per share:
Class A common share	$0.24	$0.24	$0.24	$0.24	$0.24
Class B common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands of dollars, except percentages)
Selected Consolidated Balance Sheet Data and Ratios:

Cash and cash equivalents	$69,354	$73,411	$85,040	$77,138	$62,123
Working capital (h)	178,799	163,115	158,619	183,459	134,179
Goodwill	20,177	17,951	121,634	118,369	18,490
Total assets (h)	431,265	426,740	578,505	630,372	308,141
Total debt (h)	122,694	141,245	183,548	227,576	-
Stockholders' equity	157,960	158,434	233,122	224,273	228,702
Return on average total assets (h)(i)	-2.8%	-13.9%	3.0%	1.8%	5.4%
Return on average stockholders' equity (i)	-7.2%	-38.6%	8.2%	3.8%	7.3%

Return to Index
(a)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2017.

(b)
During 2016, the Company recorded an impairment charge related to its goodwill and other intangible assets of $106.0 million.  See Note 4, "Goodwill and Other Intangible Assets," for further information.

(c)	In connection with the sale of certain of its properties in Hong Kong and San Diego, the Company recorded a gain on sale of $2.6 million during 2016.

(d)
See Note 3, "Restructuring Activities," for further information on restructuring charges incurred during the three years ended December 31, 2017.  During 2014, the Company incurred severance costs associated with restructuring of management and sales teams following the acquisitions of Power Solutions and Connectivity Solutions.  The restructuring charges in 2013 related to the relocation of the Cinch North American manufacturing facility from Vinita, Oklahoma to McAllen, Texas, which began in late-2012.

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

(g)
During 2017, the Company recorded $18.1 million of incremental tax related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  This amount consisted of a transition tax on our foreign earnings of $16.0 million and $2.1 million related to the revaluation of our deferred tax assets.  The tax benefit in 2016 included a net benefit related to the resolution of certain liabilities for uncertain tax positions of $13.0 million and a net benefit related to the impairment of goodwill and other intangible assets of $4.4 million.

(h)
The Company adopted accounting standards effective January 1, 2016 related to deferred tax assets and liabilities, and deferred financing costs.  Both standards were applied retrospectively and impacted the presentation of these items on the balance sheet.  For the December 31, 2015 and 2014 information presented, working capital, total assets and total debt have been revised to reflect the reclassification of deferred tax assets and liabilities from current to noncurrent, as well as the reclassification of deferred financing costs from other assets to being presented as a reduction of long-term debt.  For the December 31, 2013 information presented, working capital was adjusted to reflect the change in accounting principle related to the reclassification of deferred tax assets and liabilities from current to noncurrent.

(i)
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

We operate through three geographic segments:  North America, Asia and Europe.  In 2017, 50% of the Company's revenues were derived from North America, 34% from Asia and 16% from its Europe operating segment.  By product group, 35% of 2017 sales related to the Company's connectivity solutions products, 33% in magnetic solutions products and 32% in power solutions and protection products.

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

We have little visibility into the ordering habits of our customers and we can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition and be able to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, and overtime required in order to meet any increase in demand, can add volatility to the labor costs incurred by us.

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2017 and/or future results include the following:

•
Revenues –The Company's revenues declined by $8.5 million (or 1.7%) in 2017 as compared to 2016.  The year-over-year decline in sales was primarily due to $10.1 million of lower sales related to the previously-divested NPS business within the Power Solutions group.  This was offset in part by increased sales of connector products to our military customers and higher demand for our integrated connector modules (ICMs) during 2017.

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

•
Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors and discrete semiconductors.  Lead times have been extended and the reduction in supply has also caused an increase in prices for certain of these components.  While we currently anticipate this impact on pricing and availability to be temporary during the first half of 2018, any increase in material pricing will have an unfavorable impact on Bel's profit margins.

•
Labor Costs – Labor costs in 2017 increased slightly both in dollar amount and as a percentage of sales, in spite of decreased sales in comparison to 2016.  Approximately one-third of Bel's total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements.  Effective February 1, 2018, the PRC issued an increase to the minimum wage in a region where one of Bel's factories is located.  We anticipate this increase in minimum wage to result in higher labor costs of approximately $1.0 million - $1.4 million per year at this facility going forward.  This and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins.

Return to Index
•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. The Company incurred $0.3 million of restructuring charges during 2017, primarily related to the closure of its manufacturing facility in Shanghai, PRC and transition of those operations to other existing Bel facilities which began in late 2016.  Additional restructuring efforts are expected to continue throughout 2018 as we realign our R&D resources dedicated to our power solutions and protection group.  We are also in the process of transitioning our BCM product line from a third party factory in Malaysia to an existing Bel facility in the PRC.  We anticipate completing these two initiatives by the end of the third quarter of 2018, with minimal restructuring costs incurred.  Annual savings of approximately $1.4 million are expected from these initiatives once fully implemented (primarily within cost of sales).

•
Impact of Foreign Currency – During 2017, the Company incurred foreign exchange losses of $2.8 million. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, "Income Taxes" and the "Tax Reform" discussion below.

•
Refinancing of Credit Facility - We successfully refinanced our credit facility during the fourth quarter of 2017 with several changes that will benefit the Company in the near and long term.  The new agreement provides more favorable pricing from an interest rate perspective; it reduces mandatory payments over the next four years, giving us flexibility in how we choose to utilize our U.S. cash; and it includes additional borrowing capacity under the revolver which can be used for future acquisitions.

Our top priority for 2018 is growing the Company's top line. Overall, the Company's backlog increased to $146.5 million at December 31, 2017, which represents a 29% increase from its level at December 31, 2016.  While we are unable to predict the effect that this increase will ultimately have on 2018 sales, it is a good barometer that we are well positioned for organic growth in future periods.  In addition, our new credit facility, coupled with availability of foreign earnings provided for with the transition tax, will enable future acquisitions to be a key component of our growth strategy should appropriate opportunities arise. The preceding discussions represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017		2016		2015
North America	$245,834	50%	$256,760	51%	$304,328	54%
Asia	167,680	34%	168,458	34%	188,146	33%
Europe	78,097	16%	74,935	15%	74,606	13%
	$491,611	100%	$500,153	100%	$567,080	100%

Net sales and income (loss) from operations by operating segment for the years ended December 31, 2017, 2016 and 2015 were as set forth in the following table (dollars in thousands).  Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.

Return to Index
	2017	2016	2015
Total segment sales:
North America	$257,541	$268,935	$329,304
Asia	249,506	256,202	295,751
Europe	89,765	86,750	148,735
Total segment sales	596,812	611,887	773,790
Reconciling item:
Intersegment sales	(105,201)	(111,734)	(206,710)
Net sales	$491,611	$500,153	$567,080
Income (loss) from operations:
North America	$5,147	$(35,722)	$11,012
Asia	8,964	(24,360)	8,175
Europe	2,227	(16,430)	9,413
	$16,338	$(76,512)	$28,600

The decline in North America sales in 2017 was primarily attributable to a $13.7 million reduction in sales of power solutions and protection products, of which $10.1 million related to lower sales from the previously-divested NPS product line.  North America segment sales were also impacted by a decline in sales of our modular plugs and cable assemblies within our Stewart Connector business where two major customers merged and in-sourced much of these products.  This resulted in lower sales of $5.1 million during 2017 compared to 2016. These declines were partially offset by higher sales of our connectivity solutions products, driven by increased demand from our U.S. military customers and stronger sales through our distribution channels.  The decrease in Asia sales from 2016 to 2017 was primarily due to declines in sales within our power solutions and protection group (custom modules, DC-DC converters and Power Solutions products), largely offset by an increase in sales of our integrated connector modules within our Magnetic Solutions group.  The year-over-year sales growth in our Europe segment was led by our Bel Power Europe group in Italy, which we acquired in 2012, as they have been successful in penetrating the marine and industrial markets in Europe with their AC-DC power products.

Sales in North America declined during 2016 compared to 2015 primarily due to reductions in power solutions and protection sales of $43.1 million.  See Net Sales, Power Solutions and Protection, below.  North America sales were also impacted by lower military spending for our connectivity solutions products and reduced sales through distributors.  The decline in Asia segment sales in 2016 noted in the table above resulted from a reduction in customer demand for our integrated connector module (ICM) and TRP products in 2016 (producing a $10.6 million reduction in sales), as well as a $6.1 million decrease in sales of our DC/DC products.

Net Sales

The Company's net sales by major product line for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2017		2016		2015
Connectivity solutions	$170,337	35%	$168,845	34%	$181,697	32%
Magnetic solutions	161,011	33%	155,232	31%	166,182	29%
Power solutions and protection	160,263	32%	176,076	35%	219,201	39%
	$491,611	100%	$500,153	100%	$567,080	100%

2017 as Compared to 2016

Connectivity Solutions:

Our connectivity solutions products showed an overall improvement in sales of $1.5 million in 2017.  Sales within our Cinch businesses were strong in 2017, up $7.1 million from 2016, led by increased activity within key military-aerospace programs and higher sales through our distribution channels.  These gains in 2017 were largely offset by lower demand for plugs and structured cabling within our Stewart Connector business where two of our major customers merged and in-sourced much of these products.

Magnetic Solutions:

Demand for our ICM/TRP products remained strong throughout 2017 for both our established 1-gig and 10-gig ICMs as well as our recently released multi-gig variants.  During the second and third quarters of 2017, we benefited from a majority of the share of a new product introduction at one of our large OEM customers, which accounted for the majority of the year-over-year increase noted above for 2017.

Return to Index
Power Solutions and Protection:

The decline in power solutions and protection products during 2017 as compared to 2016 was primarily attributable to a $15.8 million reduction in Power Solutions sales.  The year-over-year sales comparisons within the Power Solutions business continues to be impacted by the phase-out of revenue associated with its NPS product line (sold in 2015), as we transition off of a 2-year manufacturing services agreement. This accounted to $10.1 million of the decline in sales from 2016.  Following nine consecutive quarters of year-over-year declines, fourth quarter sales within our Power Solutions business were 6% higher compared to the same quarter of 2016, excluding the effects of the NPS divestiture.  The year-over-year decline from Power Solutions was partially offset by a $3.1 million increase in sales of our AC/DC converter products at our Bel Power Europe group in Italy (acquired in 2012) and higher circuit protection product sales of $1.2 million in 2017 as compared to 2016.

2016 as Compared to 2015

Connectivity Solutions:

Sales declined as a result of general weakness in the military and industrial sectors as well as RF Connector sales through distribution where weakness in broadline distribution offset increases in sales to our value-added distributors.  These declines were offset in part by sales into the commercial aerospace sector, which remained solid throughout 2016.

Magnetic Solutions:

We experienced reduced customer demand for our ICM/TRP products due to the continued weakness in the macro environment during 2016. This resulted in a decrease of $10.6 million in sales related to these products as compared to 2015 volumes.

Power Solutions and Protection:

The decline in power solutions and protection products during 2016 as compared to 2015 was primarily attributable to a $34.4 million reduction in Power Solutions product sales and lower DC/DC converter product sales of $6.1 million.  The power solutions and protection product group was impacted by the general market softness which continued through the fourth quarter of 2016.  The Power Solutions business had year over year declines as we worked through the new design cycles, which we were able to enter again in mid-2016 after quality issues had been resolved.

Cost of Sales

Cost of sales as a percentage of net sales for the three years ended December 31, 2017 consisted of the following:

	Years Ended
	December 31,
	2017	2016	2015
Material costs	40.2%	41.6%	43.6%
Labor costs	10.8%	10.3%	10.7%
Research and development expenses	5.9%	5.3%	4.9%
Other expenses	22.3%	22.8%	21.6%
Total cost of sales	79.2%	80.0%	80.8%

2017 as Compared to 2016

Material costs as a percentage of sales were lower during 2017 as compared to 2016, primarily due to the decline in sales within our power solutions and protection group, as those products carry a higher material content than our other product lines.

Labor costs as a percentage of sales increased during 2017 as compared to 2016 primarily due to the increase in sales of our labor-intensive ICM/TRP products within our magnetic solutions group.

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

Return to Index
Labor costs as a percentage of sales declined during 2016 as compared to 2015 primarily due to the reduction in sales volume of our labor-intensive magnetic products discussed above.  The depreciation of the peso and renminbi versus the U.S. dollar also contributed to the reduction in local labor costs in Mexico and the PRC during 2016.

Research and Development ("R&D)

Included in cost of sales are R&D expenses of $28.8 million, $26.7 million and $27.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The increase in R&D expense in 2017 related to an increase in design work from our power solutions and protection group and a full year of cost of our R&D center in Taiwan which opened in August 2016.  The reduction in R&D expense from 2015 to 2016 was primarily due to lower fixed costs resulting from R&D facility consolidations.

Selling, General and Administrative Expenses ("SG&A")

2017 as Compared to 2016

SG&A expenses increased by $14.1 million in 2017 as compared to 2016, primarily due to foreign currency exchange fluctuations, incremental costs from our ERP implementation, and non-recurring benefits in the 2016 period.  Foreign exchange losses of $2.8 million in 2017 compared with foreign exchange gains of $3.1 million in 2016 resulted in an unfavorable year-over-year variance of $5.9 million.  The Company's ERP implementation was ongoing throughout the full year of 2017, and as a result, consulting costs were $2.2 million higher than 2016.  During 2016, SG&A benefited from a reversal of certain value-added and business tax items recorded in connection with the acquisition of Power Solutions of $5.2 million.

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

Restructuring Charges

The Company recorded restructuring charges of $0.3 million in 2017, $2.1 million in 2016 and $2.1 million in 2015 in connection with its restructuring programs.  See Note 3, "Restructuring Activities" for a discussion of restructuring charges incurred in 2016 and 2017.  In 2015, the Company incurred severance costs associated with headcount reductions as well as the consolidation and relocation of certain facilities and offices in North America, Asia and Europe following the 2014 Acquisitions.

Interest Expense

The Company incurred interest expense of $6.8 million in 2017, $6.7 million in 2016 and $7.6 million in 2015 primarily due to our outstanding borrowings under the Company's credit and security agreement used to fund the 2014 Acquisitions.  The increase in interest expense during 2017 related to the acceleration of $1.0 million of deferred financing costs in connection with the refinancing of our credit facility in the fourth quarter of 2017, partially offset by a reduction in interest expense due to a lower debt balance throughout 2017 as compared to 2016.  The decline in interest expense in 2016 compared to 2015 was due to mandatory and voluntary repayments made in 2016.  See "Liquidity and Capital Resources" and Note 10, "Debt," for further information on the Company's outstanding debt.

Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. has the highest tax rates; Europe's tax rates are generally lower than U.S. tax rates; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes" and the "Tax Reform" discussion below.

Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises the U.S. corporate income tax law by, among other things, lowering the corporate income tax rate from 35% to 21% and imposing a one-time deemed repatriation tax on untaxed accumulated foreign earnings.

Return to Index
The one-time deemed repatriation imposes a U.S. tax liability on untaxed accumulated foreign earnings ("Transition Tax").  The Company has done a preliminary calculation of the Transition Tax which resulted in approximately $17.5 million of U.S. incremental tax expense for the year ended December 31, 2017, of which approximately $16.0 million is payable after tax credits. This is based on preliminary calculations which estimate the post 1986 untaxed accumulated earnings at $199.9 million which is subject to U.S. income tax of 8% on illiquid assets and 15.5% on liquid assets.  The Company will elect to pay the transition tax, interest free, over 8 years, which is payable at 8% for each of the first 5 years, 15% in year 6, 20% in year 7 and 25% in year 8.

The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018.  Consequently, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities of $6.3 million and $4.2 million, respectively, with a corresponding net adjustment to deferred income tax expense of $2.1 million for the year ended December 31, 2017.

The Company's estimates of the Tax Act were calculated using currently available information; however, the Company is continuing to evaluate the underlying documentation and revisions to the current calculations may occur.

2017 as Compared to 2016

The provision (benefit) for income taxes for the year ended December 31, 2017 and 2016 was $21.5 million and ($17.7) million, respectively.  The Company's loss before benefit for income taxes for the year ended December 31, 2016, was primarily attributable to the $106.0 million impairment of goodwill and intangible assets recognized in the first half of 2016.  The Company's effective tax rate was 223.4% and 21.5% for the year ended December 31, 2017 and 2016, respectively.  The income tax provision in 2017 included an estimated transition tax on post 1986 untaxed accumulated foreign earnings of approximately $16.0 million and an additional $2.1 million related to the revaluation of the Company's deferred tax assets, both recorded in connection with the new tax bill enacted in December 2017.  The income tax benefit in 2016 included a net benefit related to the resolution of certain liabilities for uncertain tax positions of $13.0 million and a net benefit related to the goodwill and other intangible assets impairment of $4.4 million.  See Note 9, "Income Taxes."

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

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company's sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside of Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2017.  However, U.S. deferred taxes need not be provided on these or the majority of the remaining earnings of foreign subsidiaries as we are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, and have yet to determine whether we plan to repatriate earnings and profits in the future.

Return to Index

Inflation and Foreign Currency Exchange

During the past three years, we do not believe the effect of inflation on our consolidated financial position and results of operations was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese renminbi depreciated by approximately 2% in 2017 as compared to 2016 and the Mexican peso depreciated by 1% in 2017 as compared to 2016 .  To the extent the renminbi or peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company's European entities, whose functional currencies are euros, British pounds and Czech korunas, enter into transactions which include sales that are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange (losses) gains of ($2.8) million, $3.1 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were included in SG&A expenses on the consolidated statements of operations.  The currency exchange losses recorded in 2017 were primarily related to a U.S. denominated intercompany receivable balance on our Swiss entity's books.  The currency exchange gains recorded in 2016 were primarily due to the favorable impact of the depreciation of the Chinese renminbi and euro against the U.S. dollar. The currency exchange gains recorded in 2015 were primarily due to the favorable impact of the depreciation of the euro against the U.S. dollar on a $34 million multi-currency intercompany loan.  This loan was settled by the end of 2015. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of $12.4 million, ($9.7) million and ($10.0) million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

At December 31, 2017 and 2016, $50.5 million and $61.1 million, respectively (or 73% and 83%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management is currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and we have yet to determine whether we plan to repatriate these funds outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.  See "Income Taxes" above for further details.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017 (see Note 10, "Debt," for additional details).  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2017 was $75.0 million, of which we had the ability to borrow $34.1 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.
At December 31, 2017, the Company had $125.0 million outstanding under its credit agreement.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt."
For information regarding further commitments under the Company's operating leases, see Note 16, "Commitments and Contingencies."

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach through 2019. We currently estimate total costs over the course of this project to be between $4 million to $5 million. We have incurred $2.6 million in connection with this implementation during the year ended December 31, 2017.  These costs are included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Return to Index
Cash Flows

During the year ended December 31, 2017, the Company's cash and cash equivalents decreased by $4.1 million.  This decline was primarily due to repayments of long-term debt of $18.8 million, the purchase of property, plant and equipment of $6.4 million, $3.3 million for payments of dividends and payments of $2.0 million for deferred financing costs related to the refinancing of our credit facility during 2017.  These cash outflows were partially offset by cash provided by operations of $24.1 million.  Cash provided by operations decreased by $14.5 million in 2017 as compared to 2016, primarily due to higher year-end inventory levels and accounts receivable balances in 2017.

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

During the year ended December 31, 2015, the Company's cash and cash equivalents increased by $7.9 million.  This resulted primarily from $65.8 million of cash provided by operating activities, including the impact of the changes in accounts receivable and inventories described below, proceeds of $9.0 million received from the NPS sale and related transactions and $4.2 million received for an acquisition-related settlement payment during 2015.  This increase was partially offset by $23.0 million of net repayments under the revolving credit line, $22.4 million of repayments of long-term debt, $9.9 million paid for the purchase of property, plant and equipment and $3.2 million for payments of dividends.  As compared to 2014, cash provided by operating activities increased by $43.3 million, partially due to a $10.1 increase in net earnings and a $2.6 increase in depreciation and amortization as 2016 contained a full year of expense for the 2014 Acquired Companies.  Reductions in accounts receivable and inventory balances at December 31, 2015 as compared to December 31, 2014 were also contributing factors to the increase in cash provided by operating activities during 2015.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.4% and 34.6% of the Company's total assets at December 31, 2017 and December 31, 2016, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.0 to 1 and 2.8 to 1 at December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2017, accounts receivable increased $2.9 million primarily due to higher sales volume in the fourth quarter of 2017 as compared to the fourth quarter of 2016.  Days sales outstanding (DSO) also increased to 60 days at December 31, 2017 from 54 days at December 31, 2016.  Inventories increased by $8.8 million from the December 31, 2016 level as raw material and finished goods volumes are at higher levels to accommodate an increase in customer demand for our products.  Inventory turns decreased to 3.6 times per year at December 31, 2017 from 3.8 times per year at December 31, 2016, as year-end inventory levels were high in relation to the 2017 sales volume.

Contractual Obligations

The following table sets forth at December 31, 2017 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$125,000	$3,125	$9,375	$112,500	$-
Interest payments due on long-term debt(2)	19,156	4,179	8,012	6,965	-
Capital expenditure obligations	2,975	2,975	-	-	-
Operating leases(3)	18,647	5,819	7,911	4,469	448
Raw material purchase obligations	45,361	45,306	55	-	-
First quarter 2018 quarterly cash dividend declared	830	830	-	-	-

Total	$211,969	$62,234	$25,353	$123,934	$448

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)
Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our CSA on December 31, 2017 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2017.

Return to Index
At December 31, 2017, we had liabilities for unrecognized tax benefits and related interest and penalties of $27.9 million, most of which is included in other liabilities and the remaining balance of which is included as a reduction to deferred tax assets on our Consolidated Balance Sheet. At December 31, 2017, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements for further discussion.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2017, $19.1 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2017 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $14.0 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

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
The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectability of specific customer balances, the length of time a receivable is past due and our historical experience with our customers. In circumstances where a specific customer's inability to meet its financial obligations is known, we record a specific provision for bad debt against amounts due, thereby reducing the receivable to the amount we reasonably assess will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay, our estimates of recoverability could be reduced by a material amount.  At December 31, 2017 and 2016, the Company had allowance for doubtful accounts of $1.7 million and $1.8 million, respectively.

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2017 and 2016, the Company had reserves for excess or obsolete inventory of $8.3 million and $6.3 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Return to Index

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment tests in the fourth quarter of 2017, 2016 and 2015, we performed quantitative tests for all of our reporting units that have goodwill allocated.
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

2017 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2022.

Reporting Unit	Compounded Annual Growth Rate
North America	2.0%
Europe	2.0%
•	Applying a terminal value growth rate of 2% for our reporting units to reflect our estimate of stable and perpetual growth.

Return to Index
•
Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
North America	12.5%
Europe	13.5%
•	A weighting of the results of the income approach of 75% of our overall fair value calculation for each reporting unit.

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

Due to weakened market conditions in early 2016, which lowered our forecasted results, we performed an interim impairment test related to goodwill.  In connection with that interim test, we recorded an impairment charge of $101.7 million during the first half of 2016.  The Company conducted its annual goodwill impairment test as of October 1, 2017, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2017 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2017.

We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

Return to Index
Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  Due to weakened market conditions in early 2016, which lowered our forecasted results, the Company performed an interim impairment test related to its indefinite-lived intangible assets.  In connection with the interim test, the Company recorded an impairment charge of $4.3 million during the first half of 2016.  The Company conducted its annual impairment test as of October 1, 2017, and no impairment was identified at that time.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2017 and that no impairment existed as of that date. At December 31, 2017, the Company's indefinite-lived intangible assets related solely to trademarks.

Long-Lived Assets and Other Intangible Assets

The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2017 or 2016.

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

During the year ended December 31, 2017, the Company had one customer with sales in excess of 10% of Bel's consolidated revenue. Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and results of operations.  During the year ended December 31, 2017, the Company had sales of $57.7 million to Hon Hai Precision Industry Company Ltd., representing 11.7% of Bel's consolidated revenue. Sales to this customer are primarily in the Company's Asia operating segment.

Return to Index
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

A hypothetical increase in the interest rate on our outstanding debt of 1% would result in incremental annual interest expense of approximately $1.2 million on the Company's consolidated statement of operations.

Item 8.   Financial Statements and Supplementary Data

 See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
 Jersey City, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
 March 9, 2018

We have served as the Company's auditor since 1983.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$69,354	$73,411
Accounts receivable - less allowance for doubtful accounts
of $1,745 and $1,781 at December 31, 2017 and 2016, respectively	78,808	74,416
Inventories	107,719	98,871
Other current assets	10,218	8,744
Total current assets	266,099	255,442
Property, plant and equipment, net	43,495	48,755
Intangible assets, net	69,366	74,828
Goodwill	20,177	17,951
Deferred income taxes	4,155	3,410
Other assets	27,973	26,354
Total assets	$431,265	$426,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,947	$47,235
Accrued expenses	30,508	31,549
Current maturities of long-term debt	2,641	11,395
Other current liabilities	6,204	2,148
Total current liabilities	87,300	92,327

Long-term liabilities:
Long-term debt	120,053	129,850
Liability for uncertain tax positions	27,948	27,458
Minimum pension obligation and unfunded pension liability	19,134	16,900
Deferred income taxes	1,567	1,460
Other long-term liabilities	17,303	311
Total liabilities	273,305	268,306

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 9,859,352 and 9,851,652 shares outstanding, respectively
(net of 3,218,307 treasury shares)	986	985
Additional paid-in capital	28,575	27,242
Retained earnings	147,807	161,287
Accumulated other comprehensive loss	(19,625)	(31,297)
Total stockholders' equity	157,960	158,434
Total liabilities and stockholders' equity	$431,265	$426,740

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$491,611	$500,153	$567,080
Cost of sales	389,601	400,245	458,253
Gross profit	102,010	99,908	108,827

Selling, general and administrative expenses	85,067	71,005	77,952
Impairment of goodwill and other intangible assets	-	105,972	-
Loss (gain) on disposal of property, plant and equipment	297	(2,644)	161
Restructuring charges	308	2,087	2,114
Income (loss) from operations	16,338	(76,512)	28,600

Interest expense	(6,802)	(6,662)	(7,588)
Interest income and other, net	107	622	4,720
Earnings (loss) before provision for (benefit from) income taxes	9,643	(82,552)	25,732

Provision for (benefit from) income taxes	21,540	(17,718)	6,535
Net (loss) earnings available to common shareholders	$(11,897)	$(64,834)	$19,197

Net (loss) earnings per common share:
Class A common shares - basic and diluted	$(0.97)	$(5.25)	$1.53
Class B common shares - basic and diluted	$(0.99)	$(5.48)	$1.64

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,175	2,175	2,175
Class B common shares - basic and diluted	9,857	9,749	9,698

Dividends paid per common share:
Class A common shares	$0.24	$0.24	$0.24
Class B common shares	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Net (loss) earnings	$(11,897)	$(64,834)	$19,197

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $183, ($648) and ($194)	12,439	(9,671)	(9,954)
Unrealized holding (losses) gains on marketable securities arising during
the period, net of taxes of ($177), ($2) and $5	(279)	(10)	5
Change in unfunded SERP liability, net of taxes of $237, $71 and
$2, respectively	(488)	260	21
Other comprehensive income (loss):	11,672	(9,421)	(9,928)

Comprehensive (loss) income	$(225)	$(74,255)	$9,269

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2014	$224,273	$213,409	$(11,948)	$217	$969	$21,626

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,713)	(2,713)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	8	(8)
Forfeiture of restricted common stock	-	-	-	-	(7)	7
Foreign currency translation adjustment, net of taxes of ($194)	(9,954)	-	(9,954)	-	-	-
Unrealized holding gains on marketable securities
arising during the year, net of taxes of $5	5	-	5	-	-	-
Stock-based compensation expense	2,815	-	-	-	-	2,815
Change in unfunded SERP liability, net of taxes of $2	21	-	21	-	-	-
Net earnings	19,197	19,197	-	-	-	-

Balance at December 31, 2015	233,122	229,371	(21,876)	217	970	24,440

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,728)	(2,728)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	18	(18)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of ($648)	(9,671)	-	(9,671)	-	-	-
Unrealized holding gains on marketable securities
arising during the year, net of taxes of ($2)	(10)	-	(10)	-	-	-
Stock-based compensation expense	2,817	-	-	-	-	2,817
Change in unfunded SERP liability, net of taxes of $71	260	-	260	-	-	-
Net loss	(64,834)	(64,834)	-	-	-	-

Balance at December 31, 2016	158,434	161,287	(31,297)	217	985	27,242

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,757)	(2,757)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	5	(5)
Forfeiture of restricted common stock	-	-	-	-	(4)	4
Foreign currency translation adjustment, net of taxes of $183	12,439	-	12,439	-	-	-
Unrealized holding gains on marketable securities
arising during the year, net of taxes of ($177)	(279)	-	(279)	-	-	-
Stock-based compensation expense	3,030	-	-	-	-	3,030
Change in unfunded SERP liability, net of taxes of $237	(488)	-	(488)	-	-	-
Reclassification of APIC pool upon adoption of ASU 2016-09	-	1,696	-	-	-	(1,696)
Net loss	(11,897)	(11,897)	-	-	-	-

Balance at December 31, 2017	$157,960	$147,807	$(19,625)	$217	$986	$28,575

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net (loss) earnings	$(11,897)	$(64,834)	$19,197
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Impairment of goodwill and other intangible assets	-	105,972	-
Depreciation and amortization	20,718	21,778	23,009
Stock-based compensation	3,030	2,817	2,815
Amortization of deferred financing costs	2,259	1,804	1,432
Deferred income taxes	(315)	(6,401)	(356)
Unrealized losses (gains) on foreign currency revaluation	2,770	(3,063)	(5,095)
Loss (gain) on disposal of property, plant and equipment	109	(2,583)	426
Other, net	1,897	864	3,209
Changes in operating assets and liabilities:
Accounts receivable	(2,948)	10,803	12,187
Inventories	(6,160)	(2,794)	12,951
Other current assets	(2,423)	(670)	846
Other assets	(1,621)	297	2,161
Accounts payable	(1,426)	(588)	(10,022)
Accrued expenses	(1,861)	(6,120)	(3,113)
Other liabilities	16,566	(16,565)	(295)
Income taxes payable	5,422	(2,114)	6,437
Net cash provided by operating activities	24,120	38,603	65,789

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,425)	(8,223)	(9,891)
Purchase of company-owned life insurance	-	(2,164)	(2,820)
Proceeds from sale of marketable securities	-	2,164	2,820
Proceeds from disposal/sale of property, plant and equipment	76	5,839	77
Net cash used in investing activities	(6,349)	(2,384)	(9,814)

(continued)

See notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from financing activities:
Dividends paid to common shareholders	(3,281)	(3,245)	(3,238)
Deferred financing costs	(2,012)	(718)	(15)
Borrowings under revolving credit line	6,000	-	12,500
Repayments under revolving credit line	(6,000)	-	(35,500)
Reduction in notes payable	(225)	(126)	(123)
Proceeds from long-term debt	125,000	-	-
Repayments of long-term debt	(143,799)	(43,389)	(22,438)
Net cash used in financing activities	(24,317)	(47,478)	(48,814)
Effect of exchange rate changes on cash	2,489	(370)	741

Net (decrease) increase in cash and cash equivalents	(4,057)	(11,629)	7,902

Cash and cash equivalents - beginning of year	73,411	85,040	77,138

Cash and cash equivalents - end of year	$69,354	$73,411	$85,040

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$756	$2,459	$580
Interest payments	$4,353	$4,843	$6,153

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
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

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to product returns, provisions for bad debt, inventories, goodwill, intangible assets, investments, Supplemental Executive Retirement Plan ("SERP") expense, income taxes, contingencies, litigation and the impact related to tax reform. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange (losses) gains of ($2.8) million, $3.1 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were included in SG&A expenses on the consolidated statements of operations.

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

Return to Index
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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 2 to 19 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 16.1% and 17.5% in 2017 and 2016, respectively, of our consolidated total assets.

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

Return to Index
Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 2 to 33 years for buildings and leasehold improvements, and from 3 to 15 years for machinery and equipment.

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. See Note 9, "Income Taxes".

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

Earnings per Share  – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2017, 2016 or 2015 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

Return to Index

	2017	2016	2015
Numerator:
Net (loss) earnings	$(11,897)	$(64,834)	$19,197
Less dividends declared:
Class A	522	522	522
Class B	2,757	2,728	2,713
Undistributed (loss) earnings	$(15,176)	$(68,084)	$15,962

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(2,635)	$(11,930)	$2,809
Class B undistributed (loss) earnings	(12,541)	(56,154)	13,153
Total undistributed (loss) earnings	$(15,176)	$(68,084)	$15,962

Net (loss) earnings allocation - basic and diluted:
Class A net (loss) earnings	$(2,113)	$(11,408)	$3,331
Class B net (loss) earnings	(9,784)	(53,426)	15,866
Net (loss) earnings	$(11,897)	$(64,834)	$19,197

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175
Class B - basic and diluted	9,857	9,749	9,698

Net (loss) earnings per share:
Class A - basic and diluted	$(0.97)	$(5.25)	$1.53
Class B - basic and diluted	$(0.99)	$(5.48)	$1.64

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2017, 2016 and 2015 amounted to $28.8 million, $26.7 million and $27.7 million, respectively.

Fair Value Measurements - We utilize the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  We classify our fair value measurements based on the lowest level of input in the established three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB amended this guidance for debt issuance costs associated with line-of-credit arrangements to reflect that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle. This guidance was adopted by the Company effective January 1, 2016 and it was applied retrospectively for all prior periods.  At December 31, 2017 and December 31, 2016, deferred financing costs totaling $2.3 million and $2.6 million, respectively, are reflected as a reduction in the carrying value of the Company's current and long-term debt on the consolidated balance sheet.

Return to Index
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

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 2014-09, the "new revenue standards").  The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP upon its effective date.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers globally and have evaluated the provisions under the five-step model specified by the new revenue standards.  The Company has completed its assessment and identified changes with respect to timing of revenue recognition in arrangements for which the customer takes the Company's products from a facility holding consignment inventory.

We will adopt the guidance under the new revenue standards effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings.  We expect this adjustment to retained earnings to approximate $2.8 million, with an immaterial impact to our net earnings on an ongoing basis.  Apart from this adjustment and the inclusion of additional required disclosures beginning in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, the Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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

Return to Index

2.	DISPOSITION – SALE OF NPS

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

As a result of the sale and related transactions, the Company recorded deferred revenue of $9.0 million.  Of this amount, the Company has recognized net sales of $4.5 million during each of 2016 and 2015.  None of the $1.0 million of escrow was recognized as Unipower did not achieve the sales targets specified in the agreement. In January 2017, the Company extended the manufacturing services agreement with Unipower through mid-2018 at renegotiated pricing by product for that term.

3.	RESTRUCTURING ACTIVITIES

Activity and liability balances related to restructuring costs for the years ended December 31, 2016 and 2017 are as follows:

		2016			2017
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New	and Other	December 31,
	2015	Charges	Settlements	2016	Charges	Settlements	2017
Severance costs	$110	$1,407	$(929)	$588	$86	$(674)	$-
Other restructuring costs	-	2	(2)	-	51	(51)	-
Total	$110	$1,409	$(931)	$588	$137	$(725)	$-

During 2016 and 2017, the Company's restructuring charges included costs associated with the closure of a manufacturing facility in Shanghai, PRC and transition of the operations to other existing Bel facilities.  In addition to the charges noted above, the Company incurred $0.7 million and $0.2 million related to fixed asset disposals, lease acceleration charges, relocation expenses and other costs associated with the exit of a leased facility located in Shanghai, China which are included as restructuring charges on the consolidated statement of operations during 2016 and 2017, respectively.
4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.

Return to Index

The changes in the carrying value of goodwill classified by our segment reporting structure for the years ended December 31, 2017 and 2016 are as follows:

	Total	North America	Asia	Europe

Balance at January 1, 2016:
Goodwill, gross	148,575	63,364	54,532	30,679
Accumulated impairment charges	(26,941)	(14,066)	(12,875)	-
Goodwill, net	$121,634	$49,298	$41,657	$30,679

Impairment charge	(101,650)	(40,408)	(41,633)	(19,609)
Foreign currency translation	(2,033)	-	(24)	(2,009)

Balance at December 31, 2016:
Goodwill, gross	146,542	63,364	54,508	28,670
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	$17,951	$8,890	$-	$9,061

Foreign currency translation	2,226	-	-	2,226

Balance at December 31, 2017:
Goodwill, gross	148,768	63,364	54,508	30,896
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	$20,177	$8,890	$-	$11,287

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

2017 Annual Impairment Test

During the fourth quarter of 2017, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of each of the Company's reporting units exceeded the respective carrying values and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2017 annual impairment test were as follows:

Return to Index

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
North America	10.2%
Europe	8.9%

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

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2017 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

Based on annual impairment tests performed in prior years, there was no indication of goodwill impairment at the October 1, 2015 or the October 1, 2016 testing dates.

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 2 to 19 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2017, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$39,218	$14,926	$24,292	$38,658	$11,276	$27,382
Customer relationships	44,704	11,478	33,226	43,821	8,302	35,519
Non-compete agreements	2,711	2,711	-	2,667	2,376	291
Trademarks	11,888	40	11,848	11,677	41	11,636

	$98,521	$29,155	$69,366	$96,823	$21,995	$74,828

Amortization expense was $6.7 million, $7.0 million and $7.0 million in 2017, 2016 and 2015, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2018	$6,290
2019	6,288
2020	6,251
2021	6,281
2022	4,685

Return to Index

2017 Annual Impairment Test

The Company completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2017, noting no further impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2017 and that there was no indication of impairment.

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

Based on annual impairment tests performed in prior years, there was no indication of indefinite-lived intangible assets impairment at the October 1, 2015 or the October 1, 2016 testing dates.

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

As of December 31, 2017 and 2016, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2017 and 2016.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.2 million and $0.7 million at December 31, 2017 and 2016, respectively.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income.

As of December 31, 2017 and 2016, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.5 million and $1.7 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2017 or 2016.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2017.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2017 or 2016.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2017 and 2016, the estimated fair value of total debt was $124.8 million and $144.3 million, respectively, compared to a carrying amount of $122.7 million and $141.2 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2017.

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

At December 31, 2017 and 2016, the Company has obligations of $19.1 million and $16.9 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2017 and 2016, these assets had a combined value of $14.0 million and $12.7 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $12.3 million and $10.9 million at December 31, 2017 and 2016, respectively, is included in other assets in the accompanying consolidated balance sheets. During 2016, the Company sold $2.2 million of marketable securities within the rabbi trust and utilized the proceeds to purchase additional COLI.  The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $1.3 million, $0.5 million and ($0.1) million during the years ended December 31, 2017, 2016 and 2015, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2017 and 2016, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $1.3 million and $1.0 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  As discussed above, the Company sold $2.2 million of its SERP investments during 2016.  At December 31, 2017 and 2016, the fair market value of these investments was $1.5 million and $1.7 million, respectively.  The gross unrealized gain of $0.2 million and $0.7 million at December 31, 2017 and 2016, respectively, has been included, net of tax, in accumulated other comprehensive income (loss).

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2017	2016
Raw materials	$46,712	$43,376
Work in progress	17,688	18,008
Finished goods	43,319	37,487
Inventories	$107,719	$98,871

Return to Index

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2017	2016
Land	$2,259	$2,234
Buildings and improvements	30,761	30,061
Machinery and equipment	122,773	113,780
Construction in progress	1,511	3,029
	157,304	149,104
Accumulated depreciation	(113,809)	(100,349)
Property, plant and equipment, net	$43,495	$48,755

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $14.0 million, $14.8 million and $16.0 million, respectively.

9. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2014 and for state examinations before 2011.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2007 in Asia and generally 2010 in Europe.  At December 31, 2015, the Company was under examination by the taxing authorities in Germany for the tax years 2011 through 2013.  This audit concluded in April 2016 and resulted in an immaterial amount of incremental tax expense.

At December 31, 2017 and 2016, the Company has approximately $30.4 million and $27.8 million, respectively, of liabilities for uncertain tax positions ($2.5 million and $0.4 million, respectively, is included in other current liabilities on the consolidated balance sheets and $27.9 million and $27.4 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company's effective tax rate.  As of December 31, 2017, approximately $2.5 million of the Company's liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

In connection with the acquisition of the Power Solutions business in 2014, the Company acquired a liability for additional uncertain tax positions related to various tax matters for the years 2007 through 2013.  During the year ended December 31, 2016, a portion of these tax matters was resolved with the taxing authorities which resulted in a reduction of $13.9 million in the liability for uncertain tax positions, of which $11.1 million related to interest and penalties. The Company is actively pursuing resolution of the remaining tax matters.  From the date of acquisition through December 31, 2017, the Company has recorded $5.3 million of interest and penalties pertaining to this issue, of which $2.6 million was reversed during 2016 in relation to the settlement of the exposure.  The Company will continue to accrue interest and penalties until the issues are resolved.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at December 31, 2017. A total of $2.5 million of the liability for uncertain tax positions is expected to expire in 2018.  Of this amount, $1.4 million relates to the 2014 tax year and is scheduled to expire on October 15, 2018 and $1.1 million relates to the 2006 tax year and is scheduled to expire on December 31, 2018. A total of $0.4 million of the acquired liability for uncertain tax positions relating to the 2006 tax year was reversed during the year ended December 31, 2017. Additionally, a total of $0.2 million of previously recorded liabilities for uncertain tax positions relating to the 2010 tax year were reversed during the year ended December 31, 2015.  This was offset by an increase to the liability for uncertain tax positions in the amount of $3.2 million, of which $2.1 million relates to interest and penalties on the uncertain tax positions acquired from Power Solutions, which is included in the consolidated statement of operations during the year ended December 31, 2015.

Return to Index
A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	2017	2016	2015
Liability for uncertain tax positions - January 1	$27,828	$42,158	$39,970
Additions based on tax positions
related to the current year	2,168	2,483	3,241
Translation adjustment	804	(881)	(844)
Settlement/expiration of statutes of limitations	(370)	(15,932)	(209)
Liability for uncertain tax positions - December 31	$30,430	$27,828	$42,158

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.9 million, $1.3 million and $2.5 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized zero, a benefit of $3.1 million, and less than $0.1 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $3.2 million and $2.2 million accrued for the payment of interest and penalties at December 31, 2017 and 2016, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company's total (loss) earnings before (benefit) provision for income taxes included (loss) earnings from domestic operations of ($2.0) million, ($43.3) million and $6.1 million for 2017, 2016 and 2015, respectively, and  earnings (loss) before provision (benefit) for income taxes from foreign operations of $11.7 million, ($39.2) million and $19.6 million for 2017, 2016 and 2015, respectively.

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$16,055	$(1,163)	$1,494
State	115	18	70
Foreign	5,685	(10,172)	5,327
	21,855	(11,317)	6,891
Deferred:
Federal	(1,312)	(6,272)	1,019
State	(329)	(464)	(64)
Foreign	1,326	335	(1,311)
	(315)	(6,401)	(356)

	$21,540	$(17,718)	$6,535

Return to Index

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%
Tax (benefit) provision computed at the
federal statutory rate	$3,375	35%	$(28,893)	35%	$9,006	35%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	(2,531)	(26%)	(4,427)	5%	(5,353)	(21%)

Impairment of goodwill & intangibles	-	0%	30,445	(37%)	-	0%

Increase in (reversal of) liability for uncertain
tax positions - net	1,082	11%	(13,974)	17%	3,032	12%

Impact of U.S. Tax Reform	19,171	199%	-	0%	-	0%

Utilization of research and experimentation, solar and foreign
tax credits	(272)	(3%)	(349)	0%	(349)	(1%)

State taxes, net of federal benefit	(261)	(3%)	(420)	1%	56	0%

Foreign tax on gain, net of federal benefit	1,223	13%	-	0%	-	0%

Current year (reversal) increase in U.S. valuation allowances	-	0%	-	0%	(343)	(1%)

Federal tax on profit of foreign disregarded entities
net of deferred tax	-	0%	-	0%	872	3%

Other, including qualified production activity credits, SERP/COLI income, under/(over) accruals, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	(247)	(3%)	(100)	0%	(386)	(2%)
Tax (benefit) provision computed at the Company's
effective tax rate	$21,540	223%	$(17,718)	21%	$6,535	25%

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

As of December 31, 2017, the Company has gross foreign income tax net operating losses ("NOL") of $32.2 million, foreign tax credits of $0.3 million and capital loss carryforwards of $0.2 million which amount to a total of $7.6 million of deferred tax assets.  The Company has established valuation allowances totaling $7.3 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $14.4 million, including $3.7 million of NOLs acquired from Array and $9.0 million of NOLs acquired from Connectivity Solutions, which amount to $5.3 million of deferred tax assets and tax credit carryforwards of $1.1 million. The Company has established valuation allowances of $0.2 million and $1.0 million, respectively, against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2026 – 2027, the NOL acquired from Connectivity Solutions expire at various times during 2022-2033, the state NOL's expire at various times during 2018 – 2031 and the tax credit carryforwards expire at various times during 2025 - 2034.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2017.  However, U.S. deferred taxes need not be provided on these or the majority of the remaining earnings of foreign subsidiaries as we are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, and have yet to determine whether we plan to repatriate earnings and profits in the future.

Return to Index
Due to the enactment of the Tax Act, the Company recorded a U.S. tax expense for the estimate of the one-time deemed repatriation on post 1986 untaxed accumulated foreign earnings and revalued the deferred tax assets and liabilities at the reduced corporate tax rate of 21%.  Preliminary calculations of the one-time deemed repatriation estimate the post 1986 untaxed accumulated earnings at $199.9 million which is subject to U.S. income tax of 8% on illiquid assets and 15.5% on liquid assets.  The estimated calculation of the transition tax is $17.5 million, of which $16.0 million is payable after tax credits, which is recorded as an incremental U.S. tax expense at December 31, 2017.  The Company will elect to pay the transition tax, interest free, over 8 years, which is payable at 8% for each of the first 5 years, 15% in year 6, 20% in year 7 and 25% in year 8. The Company has also recorded a decrease related to deferred tax assets and deferred tax liabilities of $6.3 million and $4.2 million, respectively, with a corresponding net adjustment to deferred income tax expense of $2.1 million for the year ended December 31, 2017 due to the reduction of the corporate tax rate to 21%. The Company's estimates of the adjustments to deferred tax assets and deferred tax liabilities and the calculation of the transition tax are provisional amounts and were calculated using currently available information and a preliminary review of the Tax Act; however, the Company is continuing to evaluate the underlying documentation and revisions to the current calculations may occur. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences, finalize the calculation of the total post 1986 untaxed accumulated foreign earnings and complete our interpretations of the application of the Tax Act.

Components of deferred income tax assets are as follows:

	December 31,
	2017	2016
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$1,033	$902
Unfunded pension liability	1,139	1,398
Reserves and accruals	2,828	4,335
Federal, state and foreign net operating loss
and credit carryforwards	10,524	12,891
Depreciation	917	1,057
Amortization	-	-
Other accruals	4,915	8,278
Total deferred tax assets	21,356	28,861
Deferred tax liabilities:
Reserves and accruals	-	64
Depreciation	989	3,028
Amortization	8,490	15,361
Other accruals	946	973
Total deferred tax liabilities	10,425	19,426
Valuation allowance	8,343	7,485
Net deferred tax assets/(liabilities)	$2,588	$1,950

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2017 and 2016, borrowings outstanding related to the respective term loans described below were $125.0 million and $143.8 million, respectively, with no borrowings outstanding under the applicable revolver at either date. The unused credit available under the applicable credit facility was $75.0 million at December 31, 2017 and $50.0 million at December 31, 2016.  At December 31, 2017 and 2016, the carrying value of the debt on the consolidated balance sheets is reflected net of $2.3 million and $2.6 million, respectively, of deferred financing costs.

The interest rate in effect at December 31, 2017 was 3.38%, which consisted of LIBOR of 1.63% plus the Company's margin of 1.75%.  The interest rate in effect at December 31, 2016 was 3.06%, which consisted of LIBOR of 0.81% plus the Company's margin of 2.25%.  In connection with its outstanding borrowings and amortization of the deferred financing costs described below, the Company incurred $6.8 million and $6.7 million of interest expense during the years ended December 31, 2017 and 2016, respectively.

Return to Index
2014 Credit and Security Agreement

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank"), as administrative agent and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the "2014 Credit and Security Agreement" or "2014 CSA").  The 2014 CSA consisted of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL").  The maturity date of the 2014 CSA was June 18, 2019.  The Company recorded $5.8 million of deferred financing costs associated with the 2014 CSA, to be amortized through interest expense over the 5-year term of the agreement.

2016 Amendment

In March 2016, the Company amended the terms of the 2014 CSA to modify (i) the date by which the Company was obligated to make excess cash flow prepayments in 2016 on account of excess cash flow achieved for fiscal year 2015, (ii) the method of application of mandatory and voluntary prepayments related to the Company's loans, and (iii) the maximum Leverage Ratio of the Company allowed under the 2014 CSA for the period from the effective date of the amendment through September 2016. In connection with this amendment to the 2014 CSA, the Company paid $0.7 million of deferred financing costs, and the modification to the amortization schedule resulted in $0.5 million of existing deferred financing costs to be accelerated and recorded as interest expense during the first quarter of 2016.

2017 Amendment and Refinancing

On December 11, 2017, the Company refinanced the borrowings under the 2014 CSA and further amended its terms as follows: (i) extended the maturity date to December 11, 2022, (ii) revised the amount of the Term Loan to $125.0 million, (iii) increased the amount available under the Revolver to $75.0 million, (iv) reduced mandatory amortization payments over the first four years of the new 5-year term; and (v) reduced the pricing grid related to interest expense, among other items (the "Amended CSA").  Concurrent with its entry into the Amended CSA, the Company's outstanding balances due under the DDTL and Revolver were paid in full.  In connection with Amended CSA and related refinancing, the Company paid $1.8 million of deferred financing costs.  Due to the magnitude of the modifications to the 2014 CSA, including a reduction in the number of lenders within the syndicate, this modification was deemed an extinguishment of the balances outstanding related to the Term Loan and DDTL that originated under the 2014 CSA.  As a result, $1.0 million of existing deferred financing costs were accelerated and recorded as interest expense during the fourth quarter of 2017.

Under the terms of the Amended CSA, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $75 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The obligations of the Company under the Amended CSA (and previously under the 2014 CSA) are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the "Loan Parties") and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties' material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties' direct foreign subsidiaries.

The borrowings under the 2014 CSA bore interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.75% per annum to 3.00% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.75% per annum to 2.00% per annum, depending on the Company's leverage ratio. The borrowings under the Amended CSA bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.375% per annum to 2.75% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.375% per annum to 1.75% per annum, depending on the Company's leverage ratio.

Return to Index
The Amended CSA (and previously, the 2014 CSA) contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2017, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

Scheduled principal payments of the total debt outstanding at December 31, 2017 are as follows (in thousands):

2018	$3,125
2019	3,125
2020	6,250
2021	6,250
2022	106,250
Total long-term debt	125,000
Less: Current maturities of long-term debt	(3,125)
Noncurrent portion of long-term debt	$121,875

11.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	Year Ended December 31,
	2017	2016
Sales commissions	$2,461	$2,066
Subcontracting labor	1,408	1,370
Salaries, bonuses and related benefits	16,531	17,587
Warranty accrual	1,769	2,718
Other	8,339	7,808
	$30,508	$31,549

A tabular presentation of the activity within the warranty accrual account for the years ended December 31, 2017 and 2016 is presented below:

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$2,718	$3,659
Charges and costs accrued	268	761
Adjustments related to pre-existing warranties
(including changes in estimates)	(969)	(1,063)
Less: Repair costs incurred	(311)	(544)
Currency translation	63	(95)
Balance, end of year	$1,769	$2,718

Return to Index

12. SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	2017	2016	2015
Net Sales to External Customers:			(Revised)
North America	$245,834	$256,760	$304,328
Asia	167,680	168,458	188,146
Europe	78,097	74,935	74,606
	$491,611	$500,153	$567,080

Net Sales:
North America	$257,541	$268,935	$329,304
Asia	249,506	256,202	295,751
Europe	89,765	86,750	148,735
Less intercompany
net sales	(105,201)	(111,734)	(206,710)
	$491,611	$500,153	$567,080

Income (Loss) from Operations:
North America	$5,147	$(35,722)	$11,012
Asia	8,964	(24,360)	8,175
Europe	2,227	(16,430)	9,413
	$16,338	$(76,512)	$28,600

Total Assets:
North America	$172,674	$168,061	$238,930
Asia	152,447	166,028	231,063
Europe	106,144	92,651	108,512
	$431,265	$426,740	$578,505

Capital Expenditures:
North America	$1,734	$2,641	$2,425
Asia	2,617	4,329	4,888
Europe	2,074	1,253	2,578
	$6,425	$8,223	$9,891

Depreciation and Amortization Expense:
North America	$10,641	$10,522	$10,841
Asia	6,728	7,976	8,706
Europe	3,349	3,280	3,462
	$20,718	$21,778	$23,009

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

Return to Index
	2017	2016	2015
North America	$4	$692	$1,452
Asia	167	1,305	352
Europe	137	90	310
	$308	$2,087	$2,114

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

	2017	2016	2015
Net Sales by Geographic Location:

United States	$245,834	$256,760	$304,328
Macao	167,681	163,971	182,248
United Kingdom	24,110	21,953	27,552
Switzerland	15,366	14,048	18,050
Slovakia	14,194	17,622	2,807
Germany	13,857	14,104	16,314
All other foreign countries	10,569	11,695	15,781
Consolidated net sales	$491,611	$500,153	$567,080

Net Sales by Major Product Line:

Connectivity solutions	$170,337	$168,845	$181,697
Magnetic solutions	161,011	155,232	166,182
Power solutions and protection	160,263	176,076	219,201
Consolidated net sales	$491,611	$500,153	$567,080

The following is a summary of long-lived assets by geographic area as of December 31, 2017 and 2016:

	2017	2016
Long-lived Assets by Geographic Location:

United States	$27,594	$29,740
People's Republic of China (PRC)	30,151	32,666
Slovakia	7,625	6,574
Switzerland	3,632	3,593
United Kingdom	1,345	1,419
All other foreign countries	1,121	1,117
Consolidated long-lived assets	$71,468	$75,109

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

Return to Index
The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 36.9% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in each of 2017, 2016 and 2015.  The net sales associated with this customer was $57.7 million in 2017 (11.7% of sales), $59.8 million in 2016 (12.0% of sales) and $74.8 million in 2015 (13.2% of sales). Net sales related to this significant customer were primarily reflected in the Asia operating segment during each of the three years discussed.

13. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  Effective January 1, 2017, the Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. For plan years beginning on January 1, 2012 through December 31, 2016, the Company's matching contributions were made in cash. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended December 31, 2017, 2016 and 2015 amounted to $1.2 million, $1.1 million and $1.2 million, respectively. As of December 31, 2017, the plan owned 67,891 and 144,276 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $0.3 million in each year. As of December 31, 2017, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2017, 2016 and 2015 amounted to $1.7 million, $1.6 million and $1.5 million, respectively.

Return to Index
Net Periodic Benefit Cost

 The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Service Cost	$700	$593	$552
Interest Cost	673	659	567
Net amortization	375	391	366
Net periodic benefit cost	$1,748	$1,643	$1,485

Obligations and Funded Status

 Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2017 and 2016 are as follows:

	2017	2016
Fair value of plan assets, January 1	$-	$-
Company contributions	240	129
Benefits paid	(240)	(129)
Fair value of plan assets, December 31	-	-
Benefit obligation, January 1	16,900	15,576
Service cost	700	593
Interest cost	673	659
Benefits paid	(240)	(129)
Plan amendments	198	487
Actuarial (gains) losses	903	(286)
Benefit obligation, December 31	19,134	16,900
Underfunded status, December 31	$(19,134)	$(16,900)

The Company has recorded the 2017 and 2016 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $16.1 million as of December 31, 2017 and $13.8 million as of December 31, 2016.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $14.0 million and $12.7 million at December 31, 2017 and 2016, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.4 million.  The Company expects to make contributions of $0.3 million to the SERP in 2018.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2018, as the plan has no assets.

Return to Index
The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2018	$317
2019	564
2020	622
2021	622
2222	909
2023 - 2027	5,193

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	2017	2016
Prior service cost	$1,135	$1,172
Net loss	3,732	2,970
	$4,867	$4,142

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	2017	2016	2015
Net periodic benefit cost:
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Benefit obligation:
Discount rate	3.50%	4.00%	4.25%
Rate of compensation increase	3.00%	3.00%	3.00%

14.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2017, 592,100 shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $3.0 million, $2.8 million and $2.8 million for 2017, 2016 and 2015, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2017, 2016 and 2015.  At December 31, 2017 and 2016, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2017, 2016 and 2015, the Company issued 46,400 shares, 180,000 shares and 84,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers and employees.

Return to Index
A summary of the restricted stock activity under the Program as of December 31, 2017 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2017	558,600	$22.64	3.1 years
Granted	46,400	24.05
Vested	(141,800)	21.59
Forfeited	(38,700)	21.70
Outstanding at December 31, 2017	424,500	$23.23	3.0 years

As of December 31, 2017, there was $6.6 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.9 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15. COMMON STOCK

As of December 31, 2017, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2017, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2017, to the Company's knowledge, this shareholder owned 23.2% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%. Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2017, 2016 and 2015, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  The Company declared and paid cash dividends totaling $3.3 million in 2017 and $3.2 million in each of 2016 and 2015.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

Return to Index
16. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through August 2027.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,

2018	$5,819
2019	4,194
2020	3,717
2021	3,112
2022	1,357
Thereafter	448
$18,647

Rental expense for all leases was approximately $8.2 million, $7.9 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $45.4 million and $31.0 million at December 31, 2017 and December 31, 2016, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $3.0 million and $2.8 million at December 31, 2017 and December 31, 2016, respectively.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016.

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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2017, 2016 and 2015 are summarized below:

	2017	2016	2015

Foreign currency translation adjustment	$(16,537)	$(28,976)	$(19,305)
Unrealized holding gain on available-for-sale
securities, net of taxes of $85, $263 and $265 as of
December 31, 2017, 2016 and 2015	145	424	434
Unfunded SERP liability, net of taxes of ($1,635), ($1,398)
and ($1,327) as of December 31, 2017, 2016 and 2015	(3,233)	(2,745)	(3,005)

Accumulated other comprehensive loss	$(19,625)	$(31,297)	$(21,876)

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2017 and 2016 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2016	$(19,305)	$434	$(3,005)		$(21,876)
Other comprehensive income (loss) before reclassifications	(9,671)	(10)	5		(9,676)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	255	(a)	255
Net current period other comprehensive income (loss)	(9,671)	(10)	260		(9,421)

Balance at December 31, 2016	(28,976)	424	(2,745)		(31,297)

Other comprehensive income (loss) before reclassifications	12,439	(279)	(733)		11,427
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	245	(a)	245
Net current period other comprehensive income (loss)	12,439	(279)	(488)		11,672

Balance at December 31, 2017	$(16,537)	$145	$(3,233)		$(19,625)

(a)
This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

18. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture purchased raw components and other goods from the Company and sold finished goods to the Company as well as to other third parties.  The Company purchased $1.5 million of inventory from the joint venture during the year ended December 31, 2015. The Company did not purchase any inventory from the joint venture during 2016 or 2017.  At December 31, 2016, the Company owed the joint venture approximately $0.5 million, which is included in accounts payable on the accompanying consolidated balance sheet.  During the fourth quarter of 2017, the Company divested its 49% interest in the joint venture in exchange for an extinguishment of the accounts payable balance of $0.5 million.  As the interest in the joint venture had a carrying value of zero, a $0.5 million gain was recorded within cost of sales during 2017 related to this divestiture.

Return to Index

19. SELECTED QUARTERLY DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2017 and 2016 are summarized as follows:

	2017
	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

Net sales	$113,668		$131,617		$126,386	$119,940

Gross profit	23,278		29,042		27,617	22,075

Net earnings (loss)	746		3,120		5,024	(20,787)	(a)

Net earnings (loss) per share:
Class A common share - basic and diluted	$0.05		$0.24		$0.40	$(1.66)
Class B common share - basic and diluted	$0.06		$0.26		$0.42	$(1.74)

	2016
	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

Net sales	$121,182		$131,622		$128,809	$118,539

Gross profit	23,074		25,692		26,575	24,579

Net (loss) earnings	(100,696)	(b)	22,776	(b)	9,710	3,377

Net (loss) earnings per share:
Class A common share - basic and diluted	$(8.15)		$1.83		$0.78	$0.27
Class B common share - basic and diluted	$(8.55)		$1.93		$0.82	$0.29

(a)
The provision for income taxes in the fourth quarter of 2017 included an $18 million impact from the U.S. Tax Cuts and Jobs Act which was enacted on December 22, 2017.  This consisted of an estimated transition tax on foreign earnings of approximately $16 million after the utilization of foreign tax credits and $2 million related to the revaluation of the Company's deferred tax assets.

(b)
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

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year ended December 31, 2017:
Allowance for doubtful accounts	$1,781	$139	$(132)	$(43)	$1,745
Allowance for excess and obsolete inventory	$6,263	$3,893	$661	$(2,521)	$8,296
Deferred tax assets - valuation allowances	$7,485	$1,599	$-	$(739)	$8,345

Year ended December 31, 2016:
Allowance for doubtful accounts	$1,747	$(163)	$281	$(84)	$1,781
Allowance for excess and obsolete inventory	$5,268	$3,513	$185	$(2,703)	$6,263
Deferred tax assets - valuation allowances	$6,635	$887	$-	$(37)	$7,485

Year ended December 31, 2015:
Allowance for doubtful accounts	$1,989	$295	$303	$(840)	$1,747
Allowance for excess and obsolete inventory	$6,809	$2,186	$(59)	$(3,668)	$5,268
Deferred tax assets - valuation allowances	$6,692	$456	$-	$(513)	$6,635

(a) Write-offs

(b) Includes foreign currency translation adjustments

Return to Index
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2017, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.
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
Based on their evaluation as of December 31, 2017, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Return to Index
Item 10.   Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.   Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	592,100

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	592,100

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.   Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index
PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Form 10-K.

(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2017, 2016 and 2015 of this Annual Report on Form 10-K.

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

10.4†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.5
Stock Purchase Agreement dated as of April 24, 2014, by and among Bel Fuse Inc., Power-One, Inc. and PWO Holdings B.V.  Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and incorporated herein by reference.

10.6
Stock Purchase Agreement dated as of May 16, 2014, by and among Bel Fuse Inc. and Emerson Electric Co.  Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 22, 2014 and incorporated herein by reference.

10.7
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

10.8
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

Return to Index

10.9
Third Amendment, dated December 11, 2017, to the Credit and Security Agreement dated June 19, 2014, as amended and restated as of June 30, 2014, by and among Bel Fuse Inc., as Borrower, and KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2017 and incorporated herein by reference.

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
Dated: March 9, 2018

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 9, 2018
Daniel Bernstein	and Director

/s/ Robert H. Simandl	Director	March 9, 2018
Robert H. Simandl

/s/ Peter Gilbert	Director	March 9, 2018
Peter Gilbert

/s/ John Tweedy	Director	March 9, 2018
John Tweedy

/s/ Avi Eden	Director	March 9, 2018
Avi Eden

/s/ Mark Segall	Director	March 9, 2018
Mark Segall

/s/ Norman Yeung	Director	March 9, 2018
Norman Yeung

Return to Index

/s/ Eric Nowling	Director	March 9, 2018
Eric Nowling

/s/ Vincent Vellucci	Director	March 9, 2018
Vincent Vellucci

/s/ Craig Brosious	Vice President of Finance and Secretary	March 9, 2018
Craig Brosious	(Principal Financial Officer and Principal
Accounting Officer)