Form 10-Q
period 2018-03-31
BEL FUSE INC /NJ
filed 2018-05-10
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2018
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,847,102

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2017 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2017 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$66,852	$69,354
Accounts receivable, net of allowance for doubtful accounts of $1,709
in 2018 and $1,745 in 2017	76,787	78,808
Unbilled receivables	13,643	-
Inventories	102,693	107,719
Other current assets	10,004	10,218
Total current assets	269,979	266,099

Property, plant and equipment, net	43,322	43,495
Intangible assets, net	68,286	69,366
Goodwill	20,419	20,177
Deferred income taxes	4,980	4,155
Other assets	28,408	27,973
Total assets	$435,394	$431,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$48,169	$47,947
Accrued expenses	27,409	30,508
Current portion of long-term debt	2,642	2,641
Other current liabilities	7,664	6,204
Total current liabilities	85,884	87,300

Long-term Liabilities:
Long-term debt	119,390	120,053
Liability for uncertain tax positions	28,788	27,948
Minimum pension obligation and unfunded pension liability	19,403	19,134
Deferred income taxes	1,778	1,567
Other liabilities	15,976	17,303
Total liabilities	271,219	273,305

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,847,102 in 2018 and 9,859,352
in 2017 (net of 3,218,307 treasury shares)	985	986
Additional paid-in capital	29,355	28,575
Retained earnings	149,171	147,807
Accumulated other comprehensive loss	(15,553)	(19,625)
Total stockholders' equity	164,175	157,960
Total liabilities and stockholders' equity	$435,394	$431,265

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
		(Revised)

Net sales	$118,251	$113,668
Cost of sales	97,118	90,305
Gross profit	21,133	23,363

Selling, general and administrative expense	20,692	20,975
Restructuring charges	4	33
Income from operations	437	2,355

Interest expense	(1,177)	(1,424)
Other income/expense, net	(238)	(208)
(Loss) earnings before provision for (benefit from) income taxes	(978)	723

Provision for (benefit from) income taxes	325	(23)
Net (loss) earnings available to common stockholders	$(1,303)	$746

Net (loss) earnings per common share:
Class A common share - basic and diluted	$(0.11)	$0.05
Class B common share - basic and diluted	$(0.11)	$0.06

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175
Class B common share - basic and diluted	9,856	9,845

Dividends paid per common share:
Class A common share	$0.06	$0.06
Class B common share	$0.07	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net (loss) earnings available to common stockholders	$(1,303)	$746

Other comprehensive income:
Currency translation adjustment, net of taxes of $25 in 2018 and ($32) in 2017	4,017	1,910
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $20 in 2018 and $178 and 2017	(31)	(279)
Change in unfunded SERP liability, net of taxes of ($25) in 2018 and ($32) in 2017	86	62
Other comprehensive income	4,072	1,693

Comprehensive income	$2,769	$2,439

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) earnings	$(1,303)	$746
Adjustments to reconcile net (loss) earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,776	5,227
Stock-based compensation	777	785
Amortization of deferred financing costs	120	277
Deferred income taxes	(505)	(535)
Net unrealized losses on foreign currency revaluation	1,002	532
Other, net	520	56
Changes in operating assets and liabilities:
Accounts receivable	2,528	1,985
Unbilled receivables	893	-
Inventories	(4,734)	(2,384)
Account payable	(777)	(932)
Accrued expenses	(3,616)	(4,651)
Other operating assets/liabilities, net	645	(1,822)
Net cash provided by (used in) operating activities	326	(716)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,216)	(1,009)
Proceeds from disposal/sale of property, plant and equipment	48	9
Net cash used in investing activities	(2,168)	(1,000)

Cash flows from financing activities:
Dividends paid to common stockholders	(791)	(781)
Borrowings under revolving credit line	-	6,000
Repayments of revolving credit line	-	(2,000)
Reduction in notes payable	-	(203)
Repayments of long-term debt	(781)	(2,544)
Net cash (used in) provided by financing activities	(1,572)	472

Effect of exchange rate changes on cash and cash equivalents	912	114

Net decrease in cash and cash equivalents	(2,502)	(1,130)
Cash and cash equivalents - beginning of period	69,354	73,411
Cash and cash equivalents - end of period	$66,852	$72,281

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,040	$478
Interest payment	$1,079	$1,143

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to these accounting policies during the three months ended March 31, 2018, except as discussed in Note 2, Revenue, related to the adoption of the new revenue standards.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 2014-09, the "new revenue standards" or "ASC 606").  We adopted the guidance under the new revenue standards effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings.

Upon adoption, the new revenue standards replaced most existing revenue recognition guidance in U.S. GAAP. Based on our review of representative samples of contracts and other forms of agreements with customers globally and our evaluation of the provisions under the five-step model specified by the new revenue standards, the Company has implemented changes with respect to timing of revenue recognition primarily related to arrangements for which the customer takes the Company's products from a facility holding consignment inventory.

In connection with the modified retrospective application of the new revenue standards, we recorded an adjustment to increase retained earnings of $3.4 million upon the January 1, 2018 adoption date.  Apart from this adjustment and the inclusion of additional required disclosures in Note 2, the adoption of the new revenue standards did not have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  Under the new guidance, entities will be required to measure certain equity investments at fair value and recognize any changes in fair value in net earnings, unless the investments qualify for the new practicability exception.  The new standard was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017.  We adopted this guidance on January 1, 2018.  The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting guidance was effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within those annual reporting periods, and should be applied retrospectively to all periods presented.  This guidance was adopted by the Company effective January 1, 2018 and it did not have any impact on the Company's condensed consolidated statement of cash flows in the periods presented.

Return to Index
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Current U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party.  The new guidance eliminates the exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This accounting guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance was adopted by the Company effective January 1, 2018 and it did not have a material impact on the Company's condensed consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. The Company adopted ASU 2017-01 on January 1, 2018, and the guidance will be applied on a prospective basis.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains/losses, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income.  The guidance also specifies that the amount of costs that can be capitalized will be limited to service cost only.  The Company adopted the guidance of ASU 2017-07 on January 1, 2018 and elected to apply the practical expedient and use the amounts disclosed in Note 9 to the financial statements included in Part I, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the basis for applying the retrospective application required by the standard.  The amounts reclassified within the statement of operations for the three-month period ended March 31, 2017 were not material.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09").  This update provides guidance about which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting in Topic 718.  This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company adopted ASU 2017-09 on January 1, 2018, and the guidance within this update will be applied to any future award modifications.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized.  Early adoption is permitted.  We are currently in the process of evaluating this new standard update.

Return to Index

2.	REVENUE

Significant Accounting Policy

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.  The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of the Company's goods and services and provides financial statement readers with enhanced disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Nature of Goods and Services

Our revenues are substantially derived from sales of our products.

In our connectivity solutions product group, we provide high-quality and reliable high-performance connectors and cable assemblies to the aerospace, military/defense, commercial, rugged harsh environment and communication markets.  This group also includes passive jacks, plugs and cable assemblies that provide connectivity in networking equipment, as well as modular plugs and cable assemblies used within the structured cabling system, known as premise wiring.

In our power solutions and protection group, we provide intelligent, efficient and reliable AC-DC and DC-DC power conversion devices and circuit protection products.  Applications range from board-mount power to system-level architectures for servers, storage, networking, industrial and transportation.

In our magnetic solutions group, we provide an extensive line of integrated connector modules (ICM), where an Ethernet magnetic solution is integrated into a connector package.  Products within the Company's magnetic solutions group are primarily used in networking and industrial applications.

The Company also provides incremental services to our customers in the form of training, technical support, special tooling, and other support as deemed necessary from time to time.  For purposes of ASC 606, all such incremental services were concluded to be immaterial in the context of the contracts.

Types of Contracts

Substantially all of the Company's revenue is derived from contracts with its customers under one of the following types of contracts:

•
Direct with customer: This includes contracts with original equipment manufacturers (OEMs), original design manufacturers (ODMs), and contract manufacturers (CMs).  The nature of Bel's products are such that they represent components which are installed in various end applications (i.e. servers, aircraft, missiles and rail applications).  The OEM, ODM or CM that purchases our product for further installation are our end customers.  Contracts with these customers are broad-based and cover general terms and conditions.  Details such as order volume and pricing are typically contained in individual purchase orders, and as a result, we view each product on each purchase order as an individual performance obligation. Incremental services included in the contracts, such as training, tooling and other customer support are determined to be immaterial in the context of the contract, both individually and in the aggregate.   Revenue under these contracts is generally recognized at a point in time, generally upon shipping or delivery, which closely mirrors the shipping terms dictated by the applicable contract.

•
Distributor:  Distribution customers buy product directly from Bel and sell it in the marketplace to end customers.  Bel contracts directly with the distributor.  These contracts are typically global in nature and cover a variety of our product groups.  Similar to contracts with OEMs, ODMs and CMs, each product on each purchase order is considered an individual performance obligation.  Revenue is recognized at a point in time, generally upon shipping or delivery, which closely mirrors the shipping terms dictated by the applicable contract.

Return to Index
•
Consignment:  These customers operate under a type of concession agreement whereby the Company ships goods to a warehouse or hub, where they will be pulled by the customer at a later date.  The terms specified in the consignment contracts specify that the Company will not invoice the customer for product until it is pulled from the warehouse or hub.  Once product arrives at the hub, it is generally not returned to Bel unless there is a warranty issue (see "Warranties" section below).  Similar to the contracts described above, each product on each purchase order is considered an individual performance obligation.  Under ASC 606, it was determined that the majority of these hubs are customer-controlled, and therefore control transfers to the customer upon either delivery from Bel's warehouse, or arrival at the customer-controlled hub, depending upon the applicable shipping terms.  Effective January 1, 2018, revenue is recognized as control of the product is transferred to the customer (for customer-controlled hubs, this is at the time product is shipped to the hub).  This gives rise to an unbilled receivable balance, as we do not have the right to invoice the customer until product is pulled from the hub.

•
Licensing Agreements:  License agreements are only applicable to our Power Solutions and Protection product group, and include provisions for Bel to receive sales-based royalty income related to the licensing of Bel's patents or other intellectual property (IP) utilized by a third-party entity.  Income related to these agreements is tracked by the licensee throughout the year based on their sales of product that utilize Bel's IP, and that data is reported to Bel either on a quarterly or annual basis, with payment generally received within 30 days of the reporting date.  Our performance obligation is satisfied upon delivery of the IP at the beginning of the license period, as the licenses are functional in nature.  However, the recognition of revenue associated with these licenses is subject to the sales- or usage-based constraint on variable consideration.  As such, the Company records a constrained estimate of this variable consideration as royalty income in the period of the underlying customers' product sales, with adjustments made as actual licensee sales data becomes available.

Warranties

Warranties vary by product line and are competitive for the markets in which the Company operates.  Warranties generally extend for one to three years from the date of sale, providing customers with assurance that the related product will function as intended. The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates accompanied with estimated future costs and projected failure rate trends. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) volume increases, (iii) life of warranty, (iv) historical warranty repair costs and (v) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.  See Note 11, "Accrued Expenses."

Product Returns

We estimate product returns, including product exchanges under warranty, based on historical experience.  In general, the Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the Company's product specifications.  However, the Company may permit its customers to return product for other reasons.  In certain instances, the Company would generally require a significant cancellation penalty payment by the customer.  The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers.  Such estimates are deducted from sales and provided for at the time revenue is recognized. Distribution customers often receive what is referred to as "ship and debit" arrangements, whereby Bel will invoice them at an agreed upon unit price upon shipment of product and a price reduction may be granted if the market price of the product declines after shipment.  Distributors may also be entitled to special pricing discount credits, and certain customers are entitled to return allowances based on previous sales volumes.  Bel deducts estimates for anticipated credits, refunds and returns from sales each quarter based on historical experience.

Significant Payment Terms

Contracts with customers indicate the general terms and conditions in which business will be conducted for a set period of time.  Individual purchase orders state the description, quantity and price of each product purchased.  Payment for products sold under direct contracts with customers or contracts with distributors is typically due in full within 30-90 days from the transfer of title to customer.  Payment for products sold under consignment contracts is typically due within 60 days of the customer pulling the product from the hub.  Payment due related to our licensing agreements is generally within 30 days of receiving the licensee sales data, which is either on a quarterly or annual basis.

Since the customer agrees to a stated price for each product on each purchase order, the majority of contracts are not subject to variable consideration, except as discussed above related to product returns. However, the "ship and debit" arrangements with distributors, royalty income associated with our licensing agreements, and the product returns described above are each deemed to be variable consideration which requires the Company to make constrained estimates based on historical data.

Return to Index
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$31,046	$3,420	$8,453	$42,919
Magnetic solutions	8,051	27,825	2,352	38,228
Power solutions and protection	20,360	7,375	9,369	37,104
	$59,457	$38,620	$20,174	$118,251

By Sales Channel:
Direct to customer	$37,897	$32,927	$14,193	$85,017
Through distribution	21,560	5,693	5,981	33,234
	$59,457	$38,620	$20,174	$118,251

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Balance Sheet
Unbilled receivables	$-	$14,536	$14,536
Inventory	107,719	(11,044)	96,675
Other current liabilities	6,204	43	6,247
Retained earnings	147,807	3,449	151,256

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our balance sheet as of March 31, 2018 and consolidated statement of operations for the period ended March 31, 2018 was as follows:

	As of March 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Balance Sheet
Assets
Unbilled receivables	$13,643	$-	$13,643
Inventories	102,693	112,650	(9,957)

Liabilities
Other current liabilities	7,664	7,553	111

Equity
Retained earnings	149,171	145,596	3,575

Return to Index

	Three Months Ended March 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Statement of Operations
Net sales	$118,251	$119,092	$(841)
Cost of sales	97,118	98,205	(1,087)
Operating income	437	191	246
Provision for income taxes	325	260	65
Net earnings	$(1,303)	$(1,484)	$181

Contract Assets and Contract Liabilities:

A contract asset results when goods or services have been transferred to the customer but payment is contingent upon a future event, other than passage of time.  In the case of our consignment arrangements, we are unable to invoice the customer until product is pulled from the hub by the customer, which generates an unbilled receivable (a contract asset) when revenue is initially recognized.

A contract liability results when cash payments are received or due in advance of our performance obligation being met.  We have certain customers who provide payment in advance of product being shipped, which results in deferred revenue (a contract liability).

The balances of the Company's contract assets and contract liabilities at March 31, 2018 are as follows:

	March 31,	January 1,
	2018	2018

Contract assets - current (unbilled receivable)	$13,643	$14,536
Contract liabilities - current (deferred revenue)	$1,829	$855

The change in balance of our unbilled receivables from January 1, 2018 to March 31, 2018 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).  Of the $0.9 million of deferred revenue at January 1, 2018, $0.5 million was recognized as revenue during the three months ended March 31, 2018.

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2018 related to contracts that exceed one year in duration amounted to $17.4 million, with expected contract expiration dates that range from 2019 - 2024. It is expected that 36% of this aggregate amount will be recognized in 2019, 61% will be recognized in 2020 and the remainder will be recognized in years beyond 2020.  The majority of the Company's total backlog of orders at March 31, 2018 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

Other Practical Expedients:

In the application of the recognition and measurement principles of ASC 606, the Company elected to utilize the following additional practical expedients which are provided for within the guidance:

•
Financing Components: Bel has elected the practical expedient which enables management to disregard the effects of a financing component if the time difference between delivery of goods or services and payment for the goods or services is within one year.

•
Costs to Obtain a Contract: As part of negotiations, Bel may incur incremental costs to obtain a contract.  Incremental costs are only those costs that would not have been incurred if the contract had not been obtained (e.g. sales commissions).  Bel has elected the practical expedient that allows incremental costs to obtain a contract to be expensed as incurred when the expected amortization period is one year or less.

Return to Index

3.	(LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net (loss) earnings per common share under the two-class method for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017

Numerator:
Net (loss) earnings	$(1,303)	$746
Less dividends declared:
Class A	130	130
Class B	700	699
Undistributed loss	$(2,133)	$(83)

Undistributed loss allocation - basic and diluted:
Class A undistributed loss	$(370)	$(14)
Class B undistributed loss	(1,763)	(69)
Total undistributed loss	$(2,133)	$(83)

Net earnings (loss) allocation - basic and diluted:
Class A net (loss) earnings	$(240)	$116
Class B net (loss) earnings	(1,063)	630
Net (loss) earnings	$(1,303)	$746

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	9,856	9,845

Net (loss) earnings per share:
Class A - basic and diluted	$(0.11)	$0.05
Class B - basic and diluted	$(0.11)	$0.06

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

As of March 31, 2018 and December 31, 2017, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at March 31, 2018 and December 31, 2017.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million at each of March 31, 2018 and December 31, 2017.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of March 31, 2018 and December 31, 2017, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.5 million at each date, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 or March 31, 2017.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2018.

Return to Index
There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At March 31, 2018 and December 31, 2017, the estimated fair value of total debt was $123.5 million and $124.8 million, respectively, compared to a carrying amount of $122.0 million and $122.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2018.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. There were no triggering events that occurred during the three months ended March 31, 2018 that would warrant interim impairment testing.

5. INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2018	2017
Raw materials	$52,315	$46,712
Work in progress	19,949	17,688
Finished goods	30,429	43,319
Inventories	$102,693	$107,719

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Land	$2,266	$2,259
Buildings and improvements	31,362	30,761
Machinery and equipment	122,984	122,773
Construction in progress	2,209	1,511
	158,821	157,304
Accumulated depreciation	(115,499)	(113,809)
Property, plant and equipment, net	$43,322	$43,495

Depreciation expense for the three months ended March 31, 2018 and 2017 was $3.2 million and $3.5 million, respectively.

Return to Index

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Sales commissions	$2,321	$2,461
Subcontracting labor	1,221	1,408
Salaries, bonuses and related benefits	14,097	16,531
Warranty accrual	1,606	1,769
Other	8,164	8,339
	$27,409	$30,508

A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
Balance, January 1	$1,769	$2,718
Adjustments related to pre-existing warranties
(including changes in estimates)	(143)	(158)
Less repair costs incurred	(61)	(50)
Currency translation	41	30
Balance, March 31	$1,606	$2,540

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $124.2 million and $125.0 million at March 31, 2018 and December 31, 2017, respectively and (ii) a $75 million revolving credit facility ("Revolver"), with no outstanding borrowings at March 31, 2018 or December 31, 2017.  The CSA has a maturity date of December 11, 2022.  At March 31, 2018 and December 31, 2017, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $2.2 million and $2.3 million, respectively, of deferred financing costs.
The weighted-average interest rate in effect was 3.69% at March 31, 2018 and 3.38% at December 31, 2017 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.2 million and $1.4 million of interest expense during the three months ended March 31, 2018 and March 31, 2017, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at March 31, 2018.  The Company's liabilities for uncertain tax positions totaled $31.3 million and $30.4 million at March 31, 2018 and December 31, 2017, respectively, of which $2.5 million is included in other current liabilities at each date.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of March 31, 2018, approximately $2.5 million of the Company's liabilities for uncertain tax positions are expected to be resolved during 2018 by way of expiration of the related statute of limitations.

Return to Index
The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2018 and 2017, the Company recognized $0.2 million and $0.3 million, respectively, in interest and penalties in the consolidated statements of operations.  During the three months ended March 31, 2018 and 2017, the Company recognized zero and a benefit of less than $0.1 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $3.4 million and $3.2 million accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  During the three months ended March 31, 2018, we continue to refine our calculations as additional analysis is completed.  In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended March 31, 2018 and 2017 amounted to $0.3 million in both periods. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2018, the plan owned 71,616 and 141,652 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2018 and 2017 amounted to approximately $0.1 million in both periods. As of March 31, 2018, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2018	2017
Service cost	$183	$175
Interest cost	166	168
Net amortization	111	94
Net periodic benefit cost	$460	$437

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income/expense, net in the accompanying statements of operations.

Return to Index
The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2018	2017
Prior service cost	$1,071	$1,135
Net loss	3,685	3,732
	$4,756	$4,867

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2018 and December 31, 2017 are summarized below:

	March 31,	December 31,
	2018	2017

Foreign currency translation adjustment, net of taxes of ($826) at
March 31, 2018 and ($801) at December 31, 2017	$(12,520)	$(16,537)
Unrealized holding gains on available-for-sale securities, net of taxes of
$65 at March 31, 2018 and $85 at December 31, 2017	114	145
Unfunded SERP liability, net of taxes of ($1,609) at March 31, 2018
and ($1,635) at December 31, 2017	(3,147)	(3,233)

Accumulated other comprehensive loss	$(15,553)	$(19,625)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2018 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2018	$(16,537)	$145	$(3,233)		$(19,625)
Other comprehensive income before reclassifications	4,017	(31)	14		4,000
Amount reclassified from accumulated other
comprehensive loss	-	-	72	(a)	72
Net current period other comprehensive income	4,017	(31)	86		4,072

Balance at March 31, 2018	$(12,520)	$114	$(3,147)		$(15,553)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017.

Return to Index
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

In 2015, one of the Company's subsidiaries in the PRC, Dongguan Transpower Electric Products Co., Ltd. ("Dongguan Transpower"), was provided notice of a claim by DG Yu Shing Industrial Development Company Limited against Dongguan Transpower and three other defendants for past due construction costs of approximately $3.2 million.  In April 2018, the 3rd People Court of Dongguan ruled and provided an unfavorable judgment against Dongguan Transpower and two of the other defendants requiring payment of the aforementioned amount.  It is yet to be determined the extent to which each defendant will ultimately be liable or how the authorities will enforce the judgment between the co-defendants.  Furthermore, in the event the Company is deemed liable to any extent, we would expect to dispute the assessment and/or seek indemnification and reimbursement from the other parties involved, as the Company is of the position that Dongguan Transpower had no involvement in this matter.  As the Company's portion of this amount is not currently estimable, the Company has not recorded a liability for this potential exposure at March 31, 2018.

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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2018	2017
Net Sales to External Customers:
North America	$59,457	$60,430
Asia	38,620	35,812
Europe	20,174	17,426
	$118,251	$113,668

Net Sales:
North America	$62,570	$63,155
Asia	56,139	56,411
Europe	24,312	20,385
Less intercompany net sales	(24,770)	(26,283)
	$118,251	$113,668

Income from Operations:
North America	$(302)	$992
Asia	(85)	1,036
Europe	824	327
	$437	$2,355

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

Return to Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2017 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2017 Annual Report on Form 10-K. See Part II, Item 1A, "Risk Factors," below and "Cautionary Notice Regarding Forward-Looking Information," above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the three months ended March 31, 2018, 50% of the Company's revenues were derived from North America, 33% from Asia and 17% from its Europe operating segment.  By product group, 36% of sales for the three months ended March 31, 2018 related to the Company's connectivity solutions products, 32% in magnetic solutions products and 32% in power solutions and protection products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three months ended March 31, 2018 and/or future results include the following:

•
Revenues – The Company's revenues increased by $4.6 million (or 4.0%) in the first quarter of 2018 as compared to the same period of 2017, despite a $1.6 million decline in sales related to the NPS divestiture.  The majority of the sales growth in the first quarter related to strong demand for our Magnetic Solutions products, particularly our integrated connector modules within industrial, Ethernet and server markets.  Sales of our Connectivity Solutions products were also higher in the first quarter of 2018 with an increase in demand related to various military programs and within the industrial market for oil and gas, test and measurement, and broadcasting applications.  Our Power Solutions and Protection group, excluding the effects of our divested NPS business, also contributed to our year-over-year sales growth.

•
Backlog – Our backlog reached $178.3 million at March 31, 2018, representing an increase of $31.8 million, or 22%, from December 31, 2017.  Since year-end, we saw a 33% increase in the backlog at Connectivity Solutions, driven by recent awards on key military programs, and a 25% increase at Magnetic Solutions, driven by demand for our multi-gig variants of ICMs from our key networking customers. Our Power Solutions and Protection backlog grew by 12%, led by higher demand for our power supplies in the industrial and rail industries, and orders from new customers within the E-Mobility, Internet of Things and Blockchain segments.

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

Return to Index
•
Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors and discrete semiconductors.  Lead times have been extended and the reduction in supply has also caused an increase in prices for certain of these components.  As a result, the Company's material costs as a percentage of sales increased to 40.8% during the first quarter of 2018 from 40.1% during the first quarter of 2017.

•
Labor Costs – Labor costs during the first quarter of 2018 increased from 10.2% of sales during the first quarter of 2017 to 11.3% of sales during the first quarter of 2018, primarily due to the appreciation of the Renminbi and Peso against the U.S. Dollar, minimum wage increases in the PRC, and growth in sales of our labor-intensive integrated connector module (ICM) products.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. While the Company incurred minimal restructuring charges during the first quarter of 2018, additional restructuring efforts are expected to continue throughout 2018 as we realign our R&D resources dedicated to our power solutions and protection group.  We are also in the process of transitioning one of our product lines from a third party factory in Malaysia to an existing Bel facility in the PRC.  We anticipate completing these two initiatives by the end of the third quarter of 2018, with minimal restructuring costs incurred.  Annual savings of approximately $1.4 million are expected from these initiatives once fully implemented (primarily within cost of sales).

•
Impact of Foreign Currency – During the first quarter of 2018, the Company incurred foreign exchange translation losses of $1.0 million and an estimated $1.8 million of transactional foreign exchange losses.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses during the first quarter of 2018 due to the appreciation of the Euro, Pound, Renminbi and Peso against the U.S. dollar as compared to exchange rates in effect during the first quarter of 2017.  The Company has significant manufacturing operations located in the PRC and in Mexico where labor and overhead costs are paid in local currencies.  As a result, the U.S. Dollar equivalent costs of these operations were higher in the first quarter of 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, "Income Taxes" and the "Tax Reform" discussion below.

While we are optimistic on the revenue front for 2018, we do see some challenges on the cost side this year.  Our results for the first quarter of 2018 were impacted by the weakening of the U.S. Dollar, minimum wage increases in the PRC and supply constraints related to certain of our purchased components across most of our product lines.  Furthermore, our Power Solutions business has had an unfavorable impact on our bottom line at its current level of sales, and we will continue to assess our plan to restore the Power Solutions business to a position of profitability.  Lastly, there have been recent tariff proposals on U.S. imports that may impact our business. We are carefully monitoring the status of these proposals and evaluating various options in the event they are put into effect.  Our management team will continue to work diligently to help mitigate these unfavorable impacts wherever possible.

Summary by Operating Segment

Net sales to external customers by operating segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018		2017
North America	$59,457	50%	$60,430	53%
Asia	38,620	33%	35,812	32%
Europe	20,174	17%	17,426	15%
	$118,251	100%	$113,668	100%

Return to Index

The decline in North America sales in 2018 was largely due to lower sales from the previously-divested NPS business, which accounted for a $1.6 million decline in sales from the first quarter of 2017.  Excluding the impact of the NPS divestiture, sales in North America increased, primarily due to increased demand for our connectivity products within key military programs, and increased sales of our Stewart products through distribution.  The increase in Asia sales noted above primarily relates to increased demand for our ICM/TRP products during the first quarter of 2018, as those sales increased by $2.9 million compared with the first quarter of 2017.  Sales within our Europe segment increased by $2.7 million due to higher sales of our power products within rail and industrial applications as well as strong demand for our AC/DC converter products out of Italy.  There was also a favorable impact on our European sales in general as a portion of those sales are invoiced in Euros or Pounds, which had appreciated against the U.S. Dollar in the first quarter of 2018 as compared to the same period of 2017.

Net sales and income from operations by operating segment for the three months ended March 31, 2018 and 2017 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended
	March 31,
	2018	2017
Total segment sales:
North America	$62,570	$63,155
Asia	56,139	56,411
Europe	24,312	20,385
Total segment sales	143,021	139,951
Reconciling item:
Intersegment sales	(24,770)	(26,283)
Net sales	$118,251	$113,668

Income from operations:
North America	$(302)	$992
Asia	(85)	1,036
Europe	824	327
	$437	$2,355

The decline in income from operations within our North America segment was largely due to higher material costs in the first quarter of 2018 on purchased components, which had been experiencing supply shortages, as well as an increase in the price of certain commodities, such as copper.  Our North America profit was also impacted by higher labor costs in Mexico, due to the appreciation of the Peso during the first quarter of 2018 compared to the same period last year.  The reduction in income from operations at our Asia segment was primarily due to higher labor costs driven by an increase in minimum wage rates at one of our factories in the PRC and the unfavorable appreciation of the Renminbi during the first quarter of 2018 compared to the same period of 2017.  The increase in income from operations from our Europe segment are consistent with the increase in sales for that segment.

Net Sales

The Company's net sales by major product line for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018		2017
Connectivity solutions	$42,919	36%	$41,684	37%
Magnetic solutions	38,228	32%	34,965	31%
Power solutions and protection	37,104	32%	37,019	32%
	$118,251	100%	$113,668	100%

Connectivity Solutions:

Our connectivity solutions products showed an overall improvement in sales of $1.2 million during the first quarter of 2018 compared to the same period of 2017.  Sales within our Cinch businesses were strong in 2018, up $0.7 million from the first quarter of 2017, led by increased activity within key military-aerospace programs and higher sales through our distribution channels.  Our Stewart business added to the growth within this group in 2018, contributing $0.5 million of additional sales in 2018 versus the 2017 period as it was successful in expanding the presence of its products within distribution channels.

Return to Index
Magnetic Solutions:

Demand for our ICM/TRP products continued to be strong through the first quarter of 2018 for both our established 1-gig and 10-gig ICMs as well as our recently released multi-gig variants, contributing $2.9 million of the increase in magnetic solutions sales noted above.  Sales within our Signal Transformer business also grew by 8.3% ($0.3 million) as orders from new programs within industrial applications began to ship in late 2017 and throughout the first quarter of 2018.

Power Solutions and Protection:

Sales within our overall power solutions and protection group remained steady from 2017 levels.  The 2018 period included higher custom module sales of $0.7 million, a $0.4 million increase in sales of our AC/DC converter products at our Bel Power Europe group in Italy (acquired in 2012) and higher circuit protection product sales of $0.2 million as compared to the first quarter of 2017.  These growth drivers were offset in full by a $1.2 million decline in sales within our Power Solutions business, which continues to be impacted by the divestiture of the NPS business.  Excluding the effects of NPS divestiture, sales for the Power Solutions business increased by $0.3 million in the first quarter of 2018 as compared to the same period of 2017.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
Material costs	40.8%	40.1%
Labor costs	11.3%	10.2%
Research and development expenses	6.2%	5.8%
Other expenses	23.8%	23.3%
Total cost of sales	82.1%	79.4%

Material costs as a percentage of sales increased during the first quarter of 2018 compared to the same period of 2017 primarily due to two factors.  Starting in late-2017, there have been industry-wide supply constraints related to certain of our purchased components and this has had an unfavorable impact in the form of higher material costs across most of our product lines.  In addition, certain of our manufacturing sites outside of the U.S., particularly those in the PRC, invoice in U.S. Dollars, but purchase materials in a mix of U.S. Dollars and local currency.  With the appreciation of the Renminbi of 8% compared to the first quarter of 2017, our material costs as a percentage of sales has increased.

Labor costs as a percentage of sales also increased during the first quarter of 2018 compared to the same period of 2017 due to several factors.  The appreciation of the Renminbi and the Peso against the U.S. Dollar drove labor costs as a percentage of sales higher in 2018, as the majority of our sales related to product manufactured in the PRC and Mexico are invoiced in U.S. Dollars, while our manufacturing staff in those locations are paid in local currency.  In addition, wage rates in the PRC, which are mandated by the government, now have higher minimum wage and overtime requirements.  Effective February 1, 2018, the PRC issued an increase to the minimum wage in a region where one of Bel's factories is located, and this contributed to the higher labor costs in the 2018 period.  Lastly, there was a 9.7% increase in sales of our ICM products in the first quarter of 2018 compared to the first quarter of 2017.  Our ICM products are labor-intensive in nature and the manufacturing staff related to those products is located in the PRC.

Included in cost of sales is research and development ("R&D") expense of $7.3 million for the three months ended March 31, 2018 and $6.6 million for the three months ended March 31, 2017.  The majority of the increase from 2017 relates to the continued weakening of the U.S. Dollar relative to the local currencies in the countries in which our engineers are located.  Approximately 85% of our global engineering staff is located outside of the U.S. and is paid in either Euros, Pounds, Francs or Renminbi, each of which has appreciated against the U.S. Dollar since the first quarter of 2017.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the first quarter of 2018 by $1.5 million as compared to the same period of 2017.  This included a $1.2 million increase in support labor and fringe benefit costs, primarily driven by higher compensation costs related to our support staff in the PRC due to the 8% appreciation of the Renminbi as compared to the U.S. Dollar.

Return to Index
Selling, General and Administrative Expense ("SG&A")

SG&A expense decreased $0.3 million in the three months ended March 31, 2018 as compared with the same period of 2017.  This primarily related to lower legal and professional fees of $0.9 million and a decrease in depreciation and amortization expense of $0.2 million, largely offset by higher foreign exchange losses of $0.5 million and increased salaries and fringe benefit costs of $0.3 million compared to the 2017 period.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes" and the "Tax Reform" discussion below.

The provision (benefit) for income taxes for the three months ended March 31, 2018 and 2017 was $0.3 million and less than $0.1 million, respectively.  The Company's earnings (loss) before income taxes for the three months ended March 31, 2018, were approximately $1.7 lower than the same period in 2017, primarily attributable to significant losses in the Asia and North America segments.  The Company's effective tax rate was (33.2%) and (3.2%) for the three months ended March 31, 2018 and 2017, respectively.  The change in the effective tax rate during the three months ended March 31, 2018 as compared to the same period in 2017, is primarily attributable to a decrease in the benefit arising from the losses in the North America segment due to the reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018.  Additionally, there was an increase in the liability for uncertain tax positions in the three months ended March 31, 2018 as compared to the same period in 2017.  See Note 9, "Income Taxes."

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

At March 31, 2018 and December 31, 2017, $52.3 million and $50.5 million, respectively (or 78% and 73%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management has current intentions to repatriate approximately $6 million of funds from outside of the U.S., with a minimal incremental tax liability, with the intent of reducing our outstanding debt balance.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 33.0% of the Company's total assets at March 31, 2018 and 34.4% of total assets at December 31, 2017. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at March 31, 2018 and 3.0 to 1 at December 31, 2017.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2018 was $75.0 million, of which we had the ability to borrow $25.7 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach through 2019. We currently estimate total costs over the course of this project to be between $4 million to $5 million. Since inception of the project, we have incurred a cumulative amount of $3.3 million in connection with this implementation, of which $0.3 million was incurred during the three months ended March 31, 2018.  These costs are included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Return to Index
Cash Flows

Three Months Ended March 31, 2018

During the three months ended March 31, 2018, the Company's cash and cash equivalents decreased by $2.5 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $2.2 million;
•	repayments of long-term debt of $0.8 million; and
•	dividend payments of $0.8 million; partially offset by
•	net cash provided by operations of $0.3 million.

During the three months ended March 31, 2018, accounts receivable decreased by $2.5 million primarily due to lower sales volume in the first quarter of 2018 as compared to the fourth quarter of 2017.  Days sales outstanding (DSO) declined to 58 days at March 31, 2018 from 60 days at December 31, 2017.  Inventory increased by $4.7 million at March 31, 2018 compared to December 31, 2017, primarily due to a change in the timing of revenue recognition (and related release of inventory from our books) in connection with the adoption of ASC 606, as described in Note 2.  This change in accounting was also the main driver in an increase in inventory turns from 3.6 at December 31, 2017 to 3.8 at March 31, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first quarter of 2018, the U.S. Dollar continued to weaken against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first quarter of 2018 versus those during the first quarter of 2017, the Euro appreciated by 13%, the Pound appreciated by 11%, the Peso increased by 8% and the Renminbi appreciated by 8% against the U.S. Dollar.  The Company estimates that the appreciation in these foreign currencies led to $1.8 million in higher operating costs, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  This is in addition to the foreign exchange loss recognized in the first quarter of 2018 of $1.0 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2017.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  Effective January 1, 2018, the Company implemented ASC 606 Revenue from Contracts with Customers. As a result, the Company's processes related to revenue recognition and the internal control activities within them were revised to comply with the new revenue recognition standard. This included the development of an internal accounting policy based on the five-step model provided in the new revenue standard, training, ongoing contract review requirements and the gathering of information for disclosure purposes. The new revenue standard is expected to have an immaterial impact on the Company's ongoing operating results.

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

Item 1A. Risk Factors

See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Return to Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2018	-	$-	-	$-
February 1 - February 28, 2018	-	-	-	-
March 1 - March 31, 2018	4,415	17.38	4,415	573,280

Total	4,415	$17.38	4,415	$573,280

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  The Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (March 15, 2018 to July 31, 2018) will not exceed $650,000.

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
May 10, 2018
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)