Form 10-Q
period 2018-06-30
BEL FUSE INC /NJ
filed 2018-08-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2018
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	9,837,602

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$55,730	$69,354
Accounts receivable, net of allowance for doubtful accounts of $2,388
in 2018 and $1,745 in 2017	88,972	78,808
Unbilled receivables	15,587	-
Inventories	106,448	107,719
Other current assets	12,383	10,218
Total current assets	279,120	266,099

Property, plant and equipment, net	42,944	43,495
Intangible assets, net	65,784	69,366
Goodwill	18,972	20,177
Deferred income taxes	2,380	4,155
Other assets	27,548	27,973
Total assets	$436,748	$431,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$59,370	$47,947
Accrued expenses	29,252	30,508
Current portion of long-term debt	2,506	2,641
Other current liabilities	5,077	6,204
Total current liabilities	96,205	87,300

Long-term Liabilities:
Long-term debt	112,958	120,053
Liability for uncertain tax positions	28,409	27,948
Minimum pension obligation and unfunded pension liability	19,673	19,134
Deferred income taxes	1,614	1,567
Other liabilities	14,592	17,303
Total liabilities	273,451	273,305

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 9,838,852 in 2018 and 9,859,352
in 2017 (net of 3,218,307 treasury shares)	984	986
Additional paid-in capital	30,027	28,575
Retained earnings	154,985	147,807
Accumulated other comprehensive loss	(22,916)	(19,625)
Total stockholders' equity	163,297	157,960
Total liabilities and stockholders' equity	$436,748	$431,265

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$140,710	$131,617	$258,961	$245,285
Cost of sales	111,696	102,490	208,814	192,795
Gross profit	29,014	29,127	50,147	52,490

Selling, general and administrative expenses	18,306	21,723	38,998	42,698
Restructuring charges	41	138	45	171
Income from operations	10,667	7,266	11,104	9,621

Interest expense	(1,349)	(1,586)	(2,527)	(3,010)
Interest income and other, net	(285)	(268)	(521)	(476)
Earnings before provision for income taxes	9,033	5,412	8,056	6,135

Provision for income taxes	2,399	2,292	2,724	2,269
Net earnings available to common stockholders	$6,634	$3,120	$5,332	$3,866

Net earnings per common share:
Class A common share - basic and diluted	$0.52	$0.24	$0.41	$0.30
Class B common share - basic and diluted	$0.56	$0.26	$0.45	$0.33

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,844	9,859	9,850	9,852

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.12	$0.12
Class B common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net earnings available to common stockholders	$6,634	$3,120	$5,332	$3,866

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $37 in the three months ended June 30, 2018, $153 in the three months ended June 30, 2017, $12 in the six months ended June 30, 2018 and $184 in the six months ended
June 30, 2017	(7,448)	5,661	(3,431)	7,572
Unrealized gains (losses) on marketable securities arising during the period, net of taxes of $0 in the three months ended June 30, 2018, $7 in the three months ended June 30, 2017, ($20) in the six months ended June 30,
2018 and ($170) in the six months ended June 30, 2017	-	12	(31)	(267)
Change in unfunded SERP liability, net of taxes of $25 in the three months ended June 30, 2018, $32 in the three months ended June 30, 2017, $51 in the six months ended June 30, 2018 and $65 in the six months ended
June 30, 2017	85	61	171	122
Other comprehensive income (loss)	(7,363)	5,734	(3,291)	7,427

Comprehensive income (loss)	$(729)	$8,854	$2,041	$11,293

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$5,332	$3,866
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	9,320	10,476
Stock-based compensation	1,447	1,545
Amortization of deferred financing costs	294	670
Deferred income taxes	1,780	(826)
Net unrealized (gains) losses on foreign currency revaluation	(871)	2,107
Other, net	616	892
Changes in operating assets and liabilities:
Accounts receivable, net	(10,541)	(13,843)
Unbilled receivables	(1,051)	-
Inventories	(10,629)	(2,658)
Account payable	12,082	492
Accrued expenses	(1,251)	(2,409)
Other operating assets/liabilities, net	(5,286)	(694)
Net cash provided by (used in) operating activities	1,242	(382)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,870)	(2,243)
Proceeds from disposal/sale of property, plant and equipment	53	10
Net cash used in investing activities	(5,817)	(2,233)

Cash flows from financing activities:
Repayments of long-term debt	(7,525)	(15,400)
Dividends paid to common stockholders	(1,589)	(1,562)
Borrowings under revolving credit line	-	6,000
Repayments of revolving credit line	-	(2,000)
Reduction in notes payable	-	(213)
Net cash used in financing activities	(9,114)	(13,175)

Effect of exchange rate changes on cash and cash equivalents	65	1,042

Net decrease in cash and cash equivalents	(13,624)	(14,748)
Cash and cash equivalents - beginning of period	69,354	73,411
Cash and cash equivalents - end of period	$55,730	$58,663

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$5,073	$881
Interest payments	$2,260	$2,336

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to these accounting policies during the six months ended June 30, 2018, except as discussed in Note 2, Revenue, related to the adoption of the new revenue standards.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains/losses, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income.  The guidance also specifies that the amount of costs that can be capitalized will be limited to service cost only.  The Company adopted the guidance of ASU 2017-07 on January 1, 2018 and elected to apply the practical expedient and use the amounts disclosed in Note 9 to the financial statements included in Part I, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the basis for applying the retrospective application required by the standard.  The amounts reclassified within the statement of operations for the three-month and six-month periods ended June 30, 2017 were not material.

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

Return to Index
In May 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This guidance will better align the treatment of share-based payments to nonemployees with the requirements for such share-based payments granted to employees.  This guidance is effective for all public entities for fiscal years beginning after December 15, 2018, including interim periods within that year.  We are currently in the process of evaluating this new standard update.

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

Return to Index
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$34,834	$4,820	$9,274	$48,928
Magnetic solutions	10,158	32,844	2,546	45,548
Power solutions and protection	26,248	8,250	11,736	46,234
	$71,240	$45,914	$23,556	$140,710

By Sales Channel:
Direct to customer	$44,055	$39,402	$15,990	$99,447
Through distribution	27,185	6,512	7,566	41,263
	$71,240	$45,914	$23,556	$140,710

	Six Months Ended June 30, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$65,878	$8,241	$17,727	$91,846
Magnetic solutions	18,209	60,669	4,898	83,776
Power solutions and protection	46,609	15,625	21,105	83,339
	$130,696	$84,535	$43,730	$258,961

By Sales Channel:
Direct to customer	$81,951	$72,330	$30,183	$184,464
Through distribution	48,745	12,205	13,547	74,497
	$130,696	$84,535	$43,730	$258,961

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Balance Sheet
Unbilled receivables	$-	$14,536	$14,536
Inventory	107,719	(11,044)	96,675
Other current liabilities	6,204	43	6,247
Retained earnings	147,807	3,449	151,256

Return to Index

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our balance sheet as of June 30, 2018 and consolidated statement of operations for the three and six months ended June 30, 2018 was as follows:

	As of June 30, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Balance Sheet
Assets
Unbilled receivables	$15,587	$-	$15,587
Inventories	106,448	117,780	(11,332)

Liabilities
Other current liabilities	5,077	4,918	159

Equity
Retained earnings	154,985	150,889	4,096

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Balances	Effect of		Balances	Effect of
	As	Without Adoption	Change	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)	Reported	of ASC 606	Higher/(Lower)

Statement of Operations
Net sales	$140,710	$138,777	$1,933	$258,961	$257,911	$1,050
Cost of sales	111,696	110,321	1,375	208,814	208,526	288
Operating income	10,667	10,109	558	11,104	10,342	762
Provision for income taxes	2,399	2,343	56	2,724	2,608	116
Net earnings	$6,634	$6,132	$502	$5,332	$4,686	$646

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

The balances of the Company's contract assets and contract liabilities at June 30, 2018 are as follows:

	June 30,	January 1,
	2018	2018

Contract assets - current (unbilled receivable)	$15,587	$14,536
Contract liabilities - current (deferred revenue)	$1,609	$855

The change in balance of our unbilled receivables from January 1, 2018 to June 30, 2018 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

A tabular presentation of the activity within the deferred revenue account for the six months ended June 30, 2018 is presented below:

Six Months Ended
June 30, 2018
Balance, January 1	$855
New advance payments received	3,928
Recognized as revenue during period	(3,174)
Balance, June 30	$1,609

Return to Index

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2018 related to contracts that exceed one year in duration amounted to $18.3 million, with expected contract expiration dates that range from 2019 - 2024. It is expected that 20% of this aggregate amount will be recognized in 2019, 63% will be recognized in 2020 and the remainder will be recognized in years beyond 2020.  The majority of the Company's total backlog of orders at June 30, 2018 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

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

3.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Numerator:
Net earnings	$6,634	$3,120	$5,332	$3,866
Less dividends declared:
Class A	130	131	261	261
Class B	689	689	1,389	1,388
Undistributed earnings	$5,815	$2,300	$3,682	$2,217

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$1,011	$399	$640	$385
Class B undistributed earnings	4,804	1,901	3,042	1,832
Total undistributed earnings	$5,815	$2,300	$3,682	$2,217

Net earnings allocation - basic and diluted:
Class A net earnings	$1,141	$530	$901	$646
Class B net earnings	5,493	2,590	4,431	3,220
Net earnings	$6,634	$3,120	$5,332	$3,866

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,844	9,859	9,850	9,852

Net earnings per share:
Class A - basic and diluted	$0.52	$0.24	$0.41	$0.30
Class B - basic and diluted	$0.56	$0.26	$0.45	$0.33

Return to Index

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

As of June 30, 2018 and December 31, 2017, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million at both June 30, 2018 and December 31, 2017.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.

As of June 30, 2018 and December 31, 2017, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.5 million at each date, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2018 or June 30, 2017.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2018.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At June 30, 2018 and December 31, 2017, the estimated fair value of total debt was $117.9 million and $124.8 million, respectively, compared to a carrying amount of $115.5 million and $122.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2018.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. There were no triggering events that occurred during the six months ended June 30, 2018 that would warrant interim impairment testing.

5. INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2018	2017
Raw materials	$56,680	$46,712
Work in progress	20,007	17,688
Finished goods	29,761	43,319
Inventories	$106,448	$107,719

Return to Index

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2018	2017
Land	$2,253	$2,259
Buildings and improvements	30,543	30,761
Machinery and equipment	123,280	122,773
Construction in progress	2,951	1,511
	159,027	157,304
Accumulated depreciation	(116,083)	(113,809)
Property, plant and equipment, net	$42,944	$43,495

Depreciation expense for the three months ended June 30, 2018 and 2017 was $2.9 million and $3.4 million, respectively.  Depreciation expense for the six months ended June 30, 2018 and 2017 was $6.1 million and $7.0 million, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Sales commissions	$2,549	$2,461
Subcontracting labor	1,648	1,408
Salaries, bonuses and related benefits	15,452	16,531
Warranty accrual	1,251	1,769
Other	8,352	8,339
	$29,252	$30,508

A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2018 and 2017 is presented below:

	Six Months Ended June 30,
	2018	2017
Balance, January 1	$1,769	$2,718
Charges and costs accrued	-	27
Adjustments related to pre-existing warranties
(including changes in estimates)	(379)	(282)
Less repair costs incurred	(148)	(119)
Currency translation	9	73
Balance, June 30	$1,251	$2,417

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $117.5 million and $125.0 million at June 30, 2018 and December 31, 2017, respectively and (ii) a $75 million revolving credit facility ("Revolver"), with no outstanding borrowings at June 30, 2018 or December 31, 2017.  The CSA has a maturity date of December 11, 2022.  At June 30, 2018 and December 31, 2017, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $2.0 million and $2.3 million, respectively, of deferred financing costs.  During the six months ended June 30, 2018, the Company made voluntary prepayments of $6.0 million.  Per the terms of the CSA, such voluntary prepayments reduce the amount of future scheduled payments on a pro rata basis.
The weighted-average interest rate in effect was 4.13% at June 30, 2018 and 3.38% at December 31, 2017 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.3 million and $1.6 million of interest expense during the three months ended June 30, 2018 and June 30, 2017, respectively, and $2.5 million and $3.0 million of interest expense during the six months ended June 30, 2018 and June 30, 2017, respectively.

Return to Index
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at June 30, 2018.  The Company's liabilities for uncertain tax positions totaled $29.8 million and $30.4 million at June 30, 2018 and December 31, 2017, respectively, of which $1.4 million and $2.5 million is included in other current liabilities at June 30, 2018 and December 31, 2017, respectively.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of June 30, 2018, approximately $1.4 million of the Company's liabilities for uncertain tax positions are expected to be resolved during 2018 by way of expiration of the related statute of limitations.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2018 and 2017, the Company recognized $0.5 million and $0.4 million, respectively, in interest and penalties in the consolidated statements of operations.  During the six months ended June 30, 2018 and 2017, the Company recognized a benefit of $0.4 million and less than $0.1 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statutes of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $3.2 million accrued for the payment of interest and penalties at June 30, 2018 and December 31, 2017, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  During the six months ended June 30, 2018, we continue to refine our calculations as additional analysis is completed.  In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended June 30, 2018 and 2017 amounted to $0.3 million in both periods. The expense for the six months ended June 30, 2018 and 2017 amounted to $0.6 million in both periods. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2018, the plan owned 90,521 and 140,591 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

Return to Index
The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2018 and 2017 amounted to $0.1 million in both periods. The expense for the six months ended June 30, 2018 and 2017 amounted to $0.2 million in both periods.  As of June 30, 2018, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$183	$175	$366	$350
Interest cost	166	168	332	337
Net amortization	111	94	222	187
Net periodic benefit cost	$460	$437	$920	$874

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2018	2017
Prior service cost	$1,007	$1,135
Net loss	3,638	3,732
	$4,645	$4,867

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2018 and December 31, 2017 are summarized below:

	June 30,	December 31,
	2018	2017

Foreign currency translation adjustment, net of taxes of ($789) at
June 30, 2018 and ($801) at December 31, 2017	$(19,968)	$(16,537)
Unrealized holding gains on available-for-sale securities, net of taxes of
$65 at June 30, 2018 and $85 at December 31, 2017	114	145
Unfunded SERP liability, net of taxes of ($1,584) at June 30, 2018
and ($1,635) at December 31, 2017	(3,062)	(3,233)

Accumulated other comprehensive loss	$(22,916)	$(19,625)

Return to Index

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2018 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2018	$(16,537)	$145	$(3,233)		$(19,625)
Other comprehensive income before reclassifications	(3,431)	(31)	26		(3,436)
Amount reclassified from accumulated other
comprehensive loss	-	-	145	(a)	145
Net current period other comprehensive income	(3,431)	(31)	171		(3,291)

Balance at June 30, 2018	$(19,968)	$114	$(3,062)		$(22,916)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017.

In 2015, the Company was provided notice of a potential patent infringement claim by Setec Netzwerke AG ("Setec"), a German company for the alleged infringement of their patent EP 306 934 B1.  Setec subsequently filed a lawsuit against the Company and three of its subsidiaries in the Regional Court of Dusseldorf, Germany on January 29, 2016 for patent infringement.  The Company filed its defense to Setec's Complaint and a nullity lawsuit against Setec's patent on August 31 2016.  The Court hearing on infringement took place on March 23, 2017.  Upon hearing argument from both parties, the Court issued a decision on April 6, 2017 staying final judgment in the infringement case pending resolution of the nullity lawsuit in the Federal Patents Courts in Munich, Germany.  The Federal Patents Courts issued its preliminary opinion regarding the patent-in-suit on March 29, 2018, stating that it considers the patent-in-suit to not be novel over the prior art documents presented in the case.  The parties agreed to withdraw from the pending infringement and nullity proceedings and entered into a settlement agreement on June 29, 2018.  The Company paid Setec 75,000 Euro in exchange for a perpetual, worldwide royalty-free license to the patent-in-suit and all its counterparts.

In 2015, one of the Company's subsidiaries in the PRC, Dongguan Transpower Electric Products Co., Ltd. ("Dongguan Transpower"), was provided notice of a claim by DG Yu Shing Industrial Development Company Limited against Dongguan Transpower and three other defendants for past due construction costs of approximately $3.2 million.  In April 2018, the 3rd People Court of Dongguan ruled and provided an unfavorable judgment against Dongguan Transpower and two of the other defendants requiring payment of the aforementioned amount.  The defendants were held to be jointly and severally liable for approximately $3.2 million in costs.  Due to the fact that none of the other defendants had sufficient funds to pay the damages amount, the Court ordered the entire amount (CNY 20,133,174) to be paid by Dongguan Transpower.  On May 25, 2018, the Court enforced its order and withdrew the damages amount from Dongguan Transpower's bank accounts.  On May 31, 2018, Dongguan Transpower filed an action against the other defendants in CP Court to recoup the damages amount paid pursuant to an indemnification letter dated October 16, 2015. The Court heard arguments on July 2, 2018 and rendered a verdict on July 9, 2018 ordering the Jinmei entities (defendants) to pay CNY 20,133,174 back to Dongguan Transpower together with the incurred interest.  The Company's balance sheet at June 30, 2018 includes an indemnification asset in the amount of $3.2 million, included in other current assets, related to this.  The Company expects that funds will be remitted by mid-August.

Return to Index
On June 1, 2018, the Company filed an action against Unipower, LLC in the United States District Court for the Southern District of New York for breach of contract.  Specifically, the Company alleges in its Complaint that Unipower has willfully violated the Master Services Agreement ("MSA") entered into by the parties on January 23, 2015 by failing to make payment for the products it contracted for under the MSA.  The Company is claiming irreparable harm and substantial damages in excess of $1.0 million.  The Court has set an initial case management conference for August 17, 2018.

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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales to External Customers:
North America	$71,240	$64,905	$130,696	$125,335
Asia	45,914	46,071	84,535	81,883
Europe	23,556	20,641	43,730	38,067
	$140,710	$131,617	$258,961	$245,285

Net Sales:
North America	$74,602	$67,970	$137,173	$131,125
Asia	70,005	70,419	126,144	126,830
Europe	27,630	23,416	51,942	43,801
Less intercompany net sales	(31,527)	(30,188)	(56,298)	(56,471)
	$140,710	$131,617	$258,961	$245,285

Income from Operations:
North America	$2,963	$1,210	$2,661	$2,202
Asia	5,319	5,314	5,234	6,350
Europe	2,385	742	3,209	1,069
	$10,667	$7,266	$11,104	$9,621

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

We operate through three geographic segments:  North America, Asia and Europe.  In the six months ended June 30, 2018, 50% of the Company's revenues were derived from North America, 33% from Asia and 17% from its Europe operating segment.  By product group, 35% of sales for the six months ended June 30, 2018 related to the Company's connectivity solutions products, 33% in magnetic solutions products and 32% in power solutions and protection products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and six months ended June 30, 2018 and/or future results include the following:

•
Revenues – The Company's revenues increased by $13.7 million (or 5.6%) in the first half of 2018 as compared to the same period of 2017, despite a $3.7 million decline in sales related to the NPS divestiture.  Sales growth was seen across all of our major product groups and primarily related to higher sales through our distribution partners during the 2018 period and the new project wins from 2017 moving into production.

•
Backlog – Our backlog reached $176.9 million at June 30, 2018, representing an increase of $30.3 million, or 21%, from December 31, 2017.  Since year-end, we saw a 49% increase at Magnetic Solutions, driven by a strong position with our integrated connector modules in next-generation switching products and higher demand for our Signal transformer products for use in medical equipment.  The backlog for our Connectivity Solutions products increased by 25%, driven by recent awards on key military programs, and heightened structured cabling demand for our passive connectors. Our Power Solutions and Protection backlog grew by 19%, led by higher demand for our power supplies in both traditional data centers and those used for blockchain technology.

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

Return to Index
•
Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, mosfets and printed circuit boards.  Lead times have been extended and the reduction in supply has also caused an increase in prices for certain of these components.  As a result, the Company's material costs as a percentage of sales increased to 41.4% during the first half of 2018 from 40.4% during the first half of 2017.

•
Labor Costs – Labor costs during the first half of 2018 increased from 10.2% of sales during the first half of 2017 to 11.4% of sales during the first half of 2018, primarily due to the appreciation of the Renminbi against the U.S. Dollar, minimum wage increases in the PRC, and growth in sales of our labor-intensive integrated connector module (ICM) products.  Effective February 1, 2018, the PRC government issued an increase to the minimum wage in a region where one of Bel's factories is located.  Effective July 1, 2018, government-mandated minimum wage increases will go into effect at Bel's other three manufacturing facilities in the PRC.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. While the Company incurred minimal restructuring charges during the first half of 2018, additional restructuring efforts are expected to continue throughout 2018 as we realign our R&D resources dedicated to our power solutions and protection group.  We are also in the process of transitioning one of our product lines from a third party factory in Malaysia to an existing Bel facility in the PRC.  We anticipate completing these two initiatives by the end of 2018, with minimal restructuring costs incurred.  Annual savings of approximately $1.4 million are expected from these initiatives once fully implemented (primarily within cost of sales).

•
Impact of Foreign Currency – During the first half of 2018, the Company incurred foreign exchange transactional gains of $0.9 million and higher labor and overhead costs of $3.2 million related to unfavorable fluctuations in exchange rates versus the first half of 2017. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses during the first half of 2018 due to the appreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during the first half of 2017.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $3.2 million higher in the first half of 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, "Income Taxes".

While we are optimistic as to the business opportunities we see ahead, we continue to see challenges in labor and material costs, and limited component availability within certain areas of the supply chain.  Additionally, on July 6, 2018, the U.S. Trade Representative implemented increased duty percentages across several hundred Harmonized Tariff Codes that cover several thousand products imported from the PRC into the U.S. by Bel.  In order to contain and offset these margin challenges, we are invoicing surcharges and pricing adjustments to our customers to cover costs incurred to expedite material lead times and additional duties imposed on products imported from the PRC. In the event that any additional tariff proposals are put into effect later in 2018, we would expect to implement similar measures to preserve our gross margins.

Summary by Operating Segment

Net sales to external customers by operating segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
North America	$71,240	50%	$64,905	49%	$130,696	50%	$125,335	51%
Asia	45,914	33%	46,071	35%	84,535	33%	81,883	33%
Europe	23,556	17%	20,641	16%	43,730	17%	38,067	16%
	$140,710	100%	$131,617	100%	$258,961	100%	$245,285	100%

Return to Index
The growth in North America sales in 2018 was largely due to increased demand for our passive connector products in structured cabling applications, strength in our connectivity products within key military programs, and higher sales of our transformer products into medical applications.  In addition, sales with our Power Solutions business rebounded in 2018 largely due to increased demand for our power supplies in various datacenter applications. The decrease in Asia sales noted above for the second quarter primarily relates to reduced demand for custom module products, which was offset in part by higher sales of our integrated connector modules during the second quarter of 2018.  Sales in Europe increased in both 2018 periods presented as a result of higher demand for our Stewart and Cinch connector products in that region, coupled with strong sales of our power products into rail applications.  There was also a favorable impact on our European sales in general as a portion of those sales are invoiced in Euros or Pounds, which had appreciated against the U.S. Dollar in the three and six months ended June 30, 2018 as compared to the same periods of 2017.

Net sales and income from operations by operating segment for the three and six months ended June 30, 2018 and 2017 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment sales:
North America	$74,602	$67,970	$137,173	$131,125
Asia	70,005	70,419	126,144	126,830
Europe	27,630	23,416	51,942	43,801
Total segment sales	172,237	161,805	315,259	301,756
Reconciling item:
Intersegment sales	(31,527)	(30,188)	(56,298)	(56,471)
Net sales	$140,710	$131,617	$258,961	$245,285

Income from operations:
North America	$2,963	$1,210	$2,661	$2,202
Asia	5,319	5,314	5,234	6,350
Europe	2,385	742	3,209	1,069
	$10,667	$7,266	$11,104	$9,621

The improvement in income from operations within our North America segment was largely due to higher sales volumes in the 2018 periods, partially offset by increased material costs on purchased components.  The six-month period of 2018 was also affected by higher labor costs in Mexico, due to the appreciation of the Peso during the first quarter of 2018 compared to the same period last year.  The reduction in income from operations at our Asia segment for the six-month period was primarily due to higher labor costs driven by an increase in minimum wage rates at one of our factories in the PRC and the unfavorable appreciation of the Renminbi during the first half of 2018 compared to the same period of 2017.  Asia income from operations was flat year-over-year for the second quarter as higher labor and material costs were offset by a favorable shift in product mix and foreign exchange gains on the remeasurement of foreign exchange transactions. The increase in income from operations from our Europe segment are consistent with the increase in sales for that segment.

Net Sales

The Company's net sales by major product line for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Connectivity solutions	$48,928	35%	$43,831	33%	$91,846	35%	$85,513	35%
Magnetic solutions	45,548	32%	43,501	33%	83,776	33%	78,466	32%
Power solutions and protection	46,234	33%	44,285	34%	83,339	32%	81,306	33%
	$140,710	100%	$131,617	100%	$258,961	100%	$245,285	100%

Connectivity Solutions:

Our connectivity solutions products showed an overall improvement in sales of $5.1 million and $6.3 million during the second quarter and first half of 2018, respectively, compared to the same periods of 2017.  Sales of our Stewart passive connectors were very strong in the 2018 periods with increases of $3.0 million and $3.5 million during the three and six months ended June 30, 2018 as compared to 2017. This was largely led by the successful expansion of its existing products and new product introductions (NPI) through our distribution channels.  There was also a recovery in demand for passive connectors for use in structured cabling/premise wiring which had been down last year due to lower spending within the construction industry.  Sales of our Cinch products were also up in 2018 (by $2.1 million for the second quarter and by $2.8 million for the six-month period) primarily from the military sector for our optical and copper products used in encryption, communications and flight-grade applications and for our micro-miniature copper connectivity products in relation to key defense programs.

Return to Index
Magnetic Solutions:

Our Magnetic Solutions group benefited from a strong position on next-generation switching products which utilize our integrated connector modules.  This accounted for $1.0 million and $3.9 million of the sales growth during the second quarter and six-month period versus 2017.  Our Signal Transformer business also contributed with an increase in sales of $1.3 million and $1.6 million during the second quarter and six-month period, as orders from new programs within industrial applications continued to ramp up in the second quarter.

Power Solutions and Protection:

The second quarter of 2018 was the first quarter since 2014 where this product group has seen year-over-year sales growth.  Our Power Solutions business (acquired in 2014) showed improvement in sales of $3.3 million and $2.1 million during the three and six month period ending June 30, 2018 as compared to the 2017 periods.  Excluding the effects of NPS divestiture, sales for the Power Solutions business increased by $5.5 million for the second quarter and by $5.8 million for the first half of 2018 compared to the prior year periods.  Our circuit protection products continue to experience top line growth as more of these products are introduced into our distribution channels and our DC/DC product sales were also strong during the 2018 periods.  These growth drivers were offset in part by lower sales of our custom module products (which were down by $1.7 million and $1.0 million during the three and six month periods ended June 30, 2018, respectively).  In addition, our AC/DC converter products had specific projects that shipped in the second quarter of 2017 which did not recur in 2018.  This led to a reduction in sales for this product line of $1.1 million for the second quarter and $0.8 million for the six month period.

Cost of Sales

Cost of sales as a percentage of net sales for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Material costs	41.9%	40.7%	41.4%	40.4%
Labor costs	11.5%	10.2%	11.4%	10.2%
Research and development expenses	5.2%	5.2%	5.7%	5.5%
Other expenses	20.8%	21.8%	22.1%	22.6%
Total cost of sales	79.4%	77.9%	80.6%	78.7%

Material costs as a percentage of sales increased during the 2018 periods noted above compared to the same periods of 2017 primarily due to two factors.  Starting in late-2017, there have been industry-wide supply constraints related to certain of our purchased components and this has had an unfavorable impact in the form of higher material costs across most of our product lines.  In addition, certain of our manufacturing sites outside of the U.S., particularly those in the PRC, invoice in U.S. Dollars, but purchase materials in a mix of U.S. Dollars and local currency.  The Renminbi appreciated 7% relative to the U.S. Dollar in the three and six months ended June 2018 versus the same periods last year.  As a result, our material costs as a percentage of sales has increased for the 2018 periods noted.

Labor costs as a percentage of sales also increased during the second quarter and first half of 2018 compared to the same periods of 2017 due to several factors.  The appreciation of the Renminbi against the U.S. Dollar drove labor costs as a percentage of sales higher in 2018, as the majority of our Asia sales are invoiced in U.S. Dollars, while our manufacturing staff at PRC locations are paid in local currency.  Effective February 1, 2018, the PRC issued an increase to the minimum wage in a region where one of Bel's factories is located, and this contributed to the higher labor costs in the 2018 periods.

Return to Index
Included in cost of sales is research and development ("R&D") expense of $7.4 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively, and $14.7 million and $13.5 million for the six months ended June 30, 2018 and 2017, respectively. The majority of the increase from the 2017 periods relates to the continued weakening of the U.S. Dollar relative to the local currencies in the countries in which our engineers are located.  Approximately 85% of our global engineering staff is located outside of the U.S. and is paid in either Euros, Pounds, Swiss Francs or Renminbi, each of which has appreciated against the U.S. Dollar since the first half of 2017.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the three and six months ended June 30, 2018 by $0.5 million and $2.1 million, respectively, as compared to the same periods of 2017.   This included higher support labor costs of $0.2 million and $1.4 million, respectively, due to the appreciation of the Euro, Pound, Swiss Franc and Renminbi as compared to the U.S. Dollar as compared to the 2017 periods.

Selling, General and Administrative Expense ("SG&A")

SG&A expense decreased $3.4 million and $3.7 million during the three and six months ended June 30, 2018, respectively, as compared with the same periods of 2017.  This primarily related to a favorable fluctuation in foreign currency exchange rates on the remeasurement of foreign currency transactions, which accounted for $3.5 million and $3.0 million, respectively, of the decrease noted from the 2017 periods. Other offsetting factors that affected the variance in the second quarter periods are lower general and administrative costs of $0.4 million and reduced depreciation and amortization expense of $0.5 million, offset by a $0.6 million increase in bad debt expense and higher sales commissions of $0.3 million.  Other factors contributing to the reduction in SG&A during the six-month period were lower legal and professional fees of $0.8 million and a reduction in depreciation and amortization of $0.7 million.  These factors were partially offset by an increase in bad debt expense of $0.6 million during the first half of 2018.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes".

The provision for income taxes for the three months ended June 30, 2018 and 2017 was $2.4 million and $2.3 million, respectively.  The Company's earnings before income taxes for the three months ended June 30, 2018, were approximately $3.6 million higher than the same period in 2017, primarily attributable to increases in income in the Europe and North America segments.  The Company's effective tax rate was 26.6% and 42.4% for the three months ended June 30, 2018 and 2017, respectively.  The change in the effective tax rate during the three months ended June 30, 2018 as compared to the same period in 2017, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018, as well as a decrease in the taxes related to uncertain tax positions.  This decrease was partially offset by an increase in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  Additionally, the decrease in the effective tax rate for the three months ended June 30, 2018, as compared to the same period in 2017, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction during the three months ended June 30, 2017.   See Note 9, "Income Taxes."

The provision for income taxes for the six months ended June 30, 2018 and 2017 was $2.7 million and $2.3 million, respectively.  The Company's earnings before income taxes for the six months ended June 30, 2018 were approximately $1.9 million higher than the same period in 2017, primarily attributable to increases in income in the Europe and North America segments.  The Company's effective tax rate was 33.8% and 37.0% for the six month periods ended June 30, 2018 and 2017, respectively.  The change in the effective tax rate during the six months ended June 30, 2018 as compared to the same period of 2017, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018, as well as a decrease in taxes related to uncertain tax positions.  This decrease was partially offset by an increase in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  Additionally, the decrease in the effective tax rate for the six months ended June 30, 2018 as compared to the same period in 2017, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction during the 2017 period.

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

Return to Index
At June 30, 2018 and December 31, 2017, $46.0 million and $50.5 million, respectively (or 82% and 73%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  Management has current intentions to repatriate approximately $12 million of funds from outside of the U.S., with a minimal incremental tax liability, with the intent of utilizing $3 million to reduce our outstanding debt balance and $9 million to pay down intercompany balances that have been generating foreign exchange gains/losses in our consolidated statement of operations.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 33.1% of the Company's total assets at June 30, 2018 and 34.4% of total assets at December 31, 2017. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 at June 30, 2018 and 3.0 to 1 at December 31, 2017.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at June 30, 2018 was $75.0 million, of which we had the ability to borrow $30.4 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global ERP.  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach through 2019. We currently estimate total costs over the course of this project to be between $4.5 million to $5.5 million. Since inception of the project, we have incurred a cumulative amount of $4.1 million in connection with this implementation, of which $0.9 million and $1.2 million was incurred during the three and six months ended June 30, 2018, respectively.  These costs are included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Company's cash and cash equivalents decreased by $13.6 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $5.9 million;
•	repayments of long-term debt of $7.5 million; and
•	dividend payments of $1.6 million; partially offset by
•	net cash provided by operations of $1.2 million.

During the six months ended June 30, 2018, accounts receivable increased by $10.5 million primarily due to higher sales volume in the second quarter of 2018 as compared to the fourth quarter of 2017.  Days sales outstanding (DSO) declined to 58 days at June 30, 2018 from 60 days at December 31, 2017.  Effective January 1, 2018, the Company implemented a change in the timing of revenue recognition (and related release of inventory from our books) in connection with the adoption of ASC 606, as described in Note 2.  Excluding the adoption adjustment related to this accounting change, inventory increased by $10.6 million at June 30, 2018 compared to December 31, 2017, primarily in raw materials.  The increased raw materials balance was driven by a higher volume of raw materials purchased to accommodate increased demand for our products, coupled with higher material costs in 2018 resulting from constraints in component availability.  Inventory turns increased from 3.6 at December 31, 2017 to 4.2 at June 30, 2018, primarily due to the change in revenue recognition accounting noted above.

Six Months Ended June 30, 2017

During the six months ended June 30, 2017, the Company's cash and cash equivalents decreased by $14.7 million.  This decrease was primarily due to the following:

Return to Index
•	net cash used in operating activities of $0.4 million;
•	purchases of property, plant and equipment of $2.2 million;
•	dividend payments of $1.6 million; and
•	repayments of long-term debt of $15.4 million.

During the six months ended June 30, 2017, accounts receivable increased by $13.8 million primarily due to higher sales volume in the second quarter of 2017 as compared to the fourth quarter of 2016.  Days sales outstanding (DSO) increased to 62 days at June 30, 2017 from 54 days at December 31, 2016, primary due the extension of credit terms with one of our large customers, as well as the increase in revenue (and resulting accounts receivable balance) in our Asia segment where DSO tends to be higher as compared to our other geographic segments.  Inventory levels were up by $2.7 million at June 30, 2017 compared to December 31, 2016 as raw materials and work in progress balances increased from year-end levels to accommodate increased demand for our products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first half of 2018, the U.S. Dollar was in a weakened position (compared to the first half of 2017) against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the second quarter of 2018 versus those during the second quarter of 2017, the Euro appreciated by 8%, the Pound appreciated by 6%, and the Renminbi appreciated by 7% against the U.S. Dollar.  In comparing average exchange rates during the first half of 2018 versus those during the first half of 2017, the Euro appreciated by 11%, the Pound appreciated by 9%, and the Renminbi appreciated by 7% against the U.S. Dollar.  The Company estimates that the appreciation in these foreign currencies led to $1.4 million and $3.2 million in higher operating costs for the second quarter and six-month periods, respectively, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  In addition to the foreign exchange losses recognized, the Company recorded foreign exchange gains of $1.9 million and $0.9 million during the three and six months ended June 30, 2018, respectively, on remeasurement of foreign currency transactions.  This compares to foreign exchange losses recorded during the three and six months ended June 30, 2017 of $1.6 million and $2.1 million, respectively, resulting from remeasurement of foreign currency transactions.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30, 2018	5,451	$17.58	5,451	$477,463
May 1 - May 31, 2018	5,083	18.84	5,083	381,689
June 1 - June 30, 2018	9,356	20.40	9,356	190,807

Total	19,890	$19.23	19,890	$190,807

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
August 7, 2018
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)