Form 10-Q
period 2018-09-30
BEL FUSE INC /NJ
filed 2018-11-07
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]	No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2018
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	10,072,352

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$54,296	$69,354
Accounts receivable, net of allowance for doubtful accounts of $2,191
in 2018 and $1,745 in 2017	97,577	78,808
Unbilled receivables	16,553	-
Inventories	114,434	107,719
Other current assets	9,626	10,218
Total current assets	292,486	266,099

Property, plant and equipment, net	42,994	43,495
Intangible assets, net	64,161	69,366
Goodwill	19,135	20,177
Deferred income taxes	2,083	4,155
Other assets	27,044	27,973
Total assets	$447,903	$431,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$62,415	$47,947
Accrued expenses	32,533	30,508
Current portion of long-term debt	2,507	2,641
Other current liabilities	3,836	6,204
Total current liabilities	101,291	87,300

Long-term Liabilities:
Long-term debt	112,331	120,053
Liability for uncertain tax positions	27,180	27,948
Minimum pension obligation and unfunded pension liability	19,943	19,134
Deferred income taxes	1,472	1,567
Other liabilities	12,375	17,303
Total liabilities	274,592	273,305

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 10,072,352 in 2018 and 9,859,352
in 2017 (net of 3,218,307 treasury shares)	1,007	986
Additional paid-in capital	30,602	28,575
Retained earnings	165,518	147,807
Accumulated other comprehensive loss	(24,033)	(19,625)
Total stockholders' equity	173,311	157,960
Total liabilities and stockholders' equity	$447,903	$431,265

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$146,489	$126,386	$405,451	$371,671
Cost of sales	117,282	98,686	326,096	291,481
Gross profit	29,207	27,700	79,355	80,190

Selling, general and administrative expenses	18,691	20,906	57,690	63,604
Restructuring charges	17	-	62	171
Income from operations	10,499	6,794	21,603	16,415

Interest expense	(1,391)	(1,466)	(3,917)	(4,476)
Interest income and other, net	43	(244)	(479)	(720)
Earnings before provision for income taxes	9,151	5,084	17,207	11,219

(Benefit from) provision for income taxes	(2,201)	60	523	2,329
Net earnings available to common stockholders	$11,352	$5,024	$16,684	$8,890

Net earnings per common share:
Class A common share - basic and diluted	$0.89	$0.40	$1.31	$0.69
Class B common share - basic and diluted	$0.94	$0.42	$1.40	$0.75

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	9,972	9,864	9,891	9,856

Dividends paid per common share:
Class A common share	$0.06	$0.06	$0.18	$0.18
Class B common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net earnings available to common stockholders	$11,352	$5,024	$16,684	$8,890

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($1) in the three months ended September 30, 2018, $101 in the three months ended September 30, 2017, $11 in the nine months ended September 30, 2018 and $285 in the nine months ended
September 30, 2017	(1,032)	3,476	(4,463)	11,047
Unrealized losses on marketable securities arising during the period, net of taxes of $3 in the three months ended September 30, 2018, ($21) in the three months ended September 30, 2017, ($17) in the nine months ended September 30,
2018 and ($191) in the nine months ended September 30, 2017	(170)	(33)	(201)	(300)
Change in unfunded SERP liability, net of taxes of $25 in the three months ended September 30, 2018, $32 in the three months ended September 30, 2017, $76 in the nine months ended September 30, 2018 and $97 in the nine months ended
September 30, 2017	85	61	256	184
Other comprehensive income (loss)	(1,117)	3,504	(4,408)	10,931

Comprehensive income	$10,235	$8,528	$12,276	$19,821

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$16,684	$8,890
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	13,738	15,712
Stock-based compensation	2,046	2,310
Amortization of deferred financing costs	413	993
Deferred income taxes	1,740	(3,072)
Net unrealized (gains) losses on foreign currency revaluation	(2,396)	2,679
Other, net	963	1,548
Changes in operating assets and liabilities:
Accounts receivable, net	(18,985)	(7,913)
Unbilled receivables	(2,017)	-
Inventories	(18,844)	(3,306)
Account payable	15,545	(3,563)
Accrued expenses	1,969	(2,031)
Other operating assets/liabilities, net	(6,687)	1,949
Net cash provided by operating activities	4,169	14,196

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,770)	(3,756)
Proceeds from disposal/sale of property, plant and equipment	53	10
Proceeds from sale of marketable securities within rabbi trust	1,348	-
Purchase of marketable securities within rabbi trust	(1,348)	-
Net cash used in investing activities	(8,717)	(3,746)

Cash flows from financing activities:
Repayments of long-term debt	(8,268)	(25,208)
Dividends paid to common stockholders	(2,376)	(2,347)
Borrowings under revolving credit line	7,500	6,000
Repayments of revolving credit line	(7,500)	(2,000)
Reduction in notes payable	-	(55)
Net cash used in financing activities	(10,644)	(23,610)

Effect of exchange rate changes on cash and cash equivalents	134	1,855

Net decrease in cash and cash equivalents	(15,058)	(11,305)
Cash and cash equivalents - beginning of period	69,354	73,411
Cash and cash equivalents - end of period	$54,296	$62,106

Supplementary information:
Cash paid during the period for:
Income tax payments, net of refunds received	$6,291	$1,688
Interest payments	$3,485	$3,471

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company's significant accounting policies are summarized in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to these accounting policies during the nine months ended September 30, 2018, except as discussed in Note 2, Revenue, related to the adoption of the new revenue standards.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains/losses, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income.  The guidance also specifies that the amount of costs that can be capitalized will be limited to service cost only.  The Company adopted the guidance of ASU 2017-07 on January 1, 2018 and elected to apply the practical expedient and use the amounts disclosed in Note 9 to the financial statements included in Part I, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 as the basis for applying the retrospective application required by the standard.  The amounts reclassified within the statement of operations for the three-month and nine-month periods ended September 30, 2017 were not material.

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

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a "right-of-use" model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance requires a modified retrospective adoption. We plan to adopt the standard on January 1, 2019.  We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of recording right-of-use assets and lease liabilities related to our operating leases on our consolidated balance sheet.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures.  The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Cost.  This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted.  The Company is currently evaluating the impacts that adoption of this ASU will have on its consolidated financial statements.

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

In our connectivity solutions product group, we provide connectors and cable assemblies to the aerospace, military/defense, commercial, rugged harsh environment and communication markets.  This group also includes passive jacks, plugs and cable assemblies that provide connectivity in networking equipment, as well as modular plugs and cable assemblies used within the structured cabling system, known as premise wiring.

Return to Index
In our power solutions and protection group, we provide AC-DC and DC-DC power conversion devices and circuit protection products.  Applications range from board-mount power to system-level architectures for servers, storage, networking, industrial and transportation.

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

Return to Index

Warranties

Warranties vary by product line and are competitive for the markets in which the Company operates.  Warranties generally extend for one to three years from the date of sale, providing customers with assurance that the related product will function as intended. The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates accompanied with estimated future costs and projected failure rate trends. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) volume increases, (iii) life of warranty, (iv) historical warranty repair costs and (v) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.  See Note 7, "Accrued Expenses."

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

Since the customer agrees to a stated price for each product on each purchase order, the majority of contracts are not subject to variable consideration. However, the "ship and debit" arrangements with distributors, royalty income associated with our licensing agreements, and the product returns described above are each deemed to be variable consideration which requires the Company to make constrained estimates based on historical data.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$34,919	$5,293	$8,314	$48,526
Magnetic solutions	10,586	40,100	2,286	52,972
Power solutions and protection	25,149	8,135	11,707	44,991
	$70,654	$53,528	$22,307	$146,489

By Sales Channel:
Direct to customer	$46,802	$46,965	$15,184	$108,951
Through distribution	23,852	6,563	7,123	37,538
	$70,654	$53,528	$22,307	$146,489

Return to Index
	Nine Months Ended September 30, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$100,797	$13,533	$26,043	$140,373
Magnetic solutions	28,795	100,769	7,184	136,748
Power solutions and protection	71,759	23,760	32,811	128,330
	$201,351	$138,062	$66,038	$405,451

By Sales Channel:
Direct to customer	$128,754	$119,294	$45,368	$293,416
Through distribution	72,597	18,768	20,670	112,035
	$201,351	$138,062	$66,038	$405,451

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Balance Sheet
Unbilled receivables	$-	$14,536	$14,536
Inventory	107,719	(11,044)	96,675
Other current liabilities	6,204	43	6,247
Retained earnings	147,807	3,449	151,256

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our balance sheet as of September 30, 2018 and consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows:

	As of September 30, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Balance Sheet
Assets
Unbilled receivables	$16,553	$-	$16,553
Inventories	114,434	126,737	(12,303)

Liabilities
Other current liabilities	3,836	3,715	121

Equity
Retained earnings	165,518	161,389	4,129

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balances	Effect of		Balances	Effect of
	As	Without Adoption	Change	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)	Reported	of ASC 606	Higher/(Lower)

Statement of Operations
Net sales	$146,489	$145,523	$966	$405,451	$403,434	$2,017
Cost of sales	117,282	116,312	970	326,096	324,837	1,259
Operating income	10,499	10,503	(4)	21,603	20,845	758
(Benefit from) Provision for income taxes	(2,201)	(2,163)	(38)	523	445	78
Net earnings	11,352	11,318	34	16,684	16,004	680

Return to Index
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

The balances of the Company's contract assets and contract liabilities at September 30, 2018 are as follows:

	September 30,	January 1,
	2018	2018

Contract assets - current (unbilled receivable)	$16,553	$14,536
Contract liabilities - current (deferred revenue)	$776	$855

The change in balance of our unbilled receivables from January 1, 2018 to September 30, 2018 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

A tabular presentation of the activity within the deferred revenue account for the nine months ended September 30, 2018 is presented below:

Nine Months Ended
September 30, 2018
Balance, January 1	$855
New advance payments received	6,180
Recognized as revenue during period	(6,251)
Currency translation	(8)
Balance, September 30	$776

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2018 related to contracts that exceed one year in duration amounted to $17.6 million, with expected contract expiration dates that range from 2019 - 2024. It is expected that 14% of this aggregate amount will be recognized in the fourth quarter of 2019, 52% will be recognized in 2020 and the remainder will be recognized in years beyond 2020.  The majority of the Company's total backlog of orders at September 30, 2018 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

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

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Numerator:
Net earnings	$11,352	$5,024	$16,684	$8,890
Less dividends declared:
Class A	130	131	391	392
Class B	689	691	2,079	2,079
Undistributed earnings	$10,533	$4,202	$14,214	$6,419

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$1,812	$729	$2,461	$1,115
Class B undistributed earnings	8,721	3,473	11,753	5,304
Total undistributed earnings	$10,533	$4,202	$14,214	$6,419

Net earnings allocation - basic and diluted:
Class A net earnings	$1,942	$860	$2,852	$1,507
Class B net earnings	9,410	4,164	13,832	7,383
Net earnings	$11,352	$5,024	$16,684	$8,890

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	9,972	9,864	9,891	9,856

Net earnings per share:
Class A - basic and diluted	$0.89	$0.40	$1.31	$0.69
Class B - basic and diluted	$0.94	$0.42	$1.40	$0.75

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

As of December 31, 2017, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations.  The gross unrealized gains associated with the investment securities held in the rabbi trust were $0.2 million at December 31, 2017.  Such unrealized gains are included, net of tax, in accumulated other comprehensive loss.  During the nine months ended September 30, 2018, the Company sold its securities and realized a gain on sale of $0.2 million.  The proceeds of $1.3 million were reinvested in other securities within the rabbi trust.

As of September 30, 2018 and December 31, 2017, our securities primarily consisted of investments held in a rabbi trust of $1.3 million and $1.5 million, respectively, which were measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2018 or September 30, 2017.  Excluding the changes made in accordance with the Company's adoption of ASU 2016-01, there were no additional changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2018.

Return to Index
There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2018 and December 31, 2017, the estimated fair value of total debt was $116.9 million and $124.8 million, respectively, compared to a carrying amount of $114.8 million and $122.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2018.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. There were no triggering events that occurred during the nine months ended September 30, 2018 that would warrant interim impairment testing.

5. INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$62,373	$46,712
Work in progress	21,602	17,688
Finished goods	30,459	43,319
Inventories	$114,434	$107,719

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2018	2017
Land	$2,256	$2,259
Buildings and improvements	30,572	30,761
Machinery and equipment	124,160	122,773
Construction in progress	4,133	1,511
	161,121	157,304
Accumulated depreciation	(118,127)	(113,809)
Property, plant and equipment, net	$42,994	$43,495

Depreciation expense for the three months ended September 30, 2018 and 2017 was $2.8 million and $3.6 million, respectively.  Depreciation expense for the nine months ended September 30, 2018 and 2017 was $8.9 million and $10.6 million, respectively.

Return to Index

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Sales commissions	$2,685	$2,461
Subcontracting labor	1,542	1,408
Salaries, bonuses and related benefits	19,177	16,531
Warranty accrual	1,104	1,769
Other	8,025	8,339
	$32,533	$30,508

A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2018 and 2017 is presented below:

	Nine Months Ended September 30,
	2018	2017
Balance, January 1	$1,769	$2,718
Charges and costs accrued	-	211
Adjustments related to pre-existing warranties
(including changes in estimates)	(494)	(779)
Less repair costs incurred	(181)	(173)
Currency translation	10	66
Balance, September 30	$1,104	$2,043

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $116.7 million and $125.0 million at September 30, 2018 and December 31, 2017, respectively and (ii) a $75 million revolving credit facility ("Revolver"), with no outstanding borrowings at September 30, 2018 or December 31, 2017.  The CSA has a maturity date of December 11, 2022.  At September 30, 2018 and December 31, 2017, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.9 million and $2.3 million, respectively, of deferred financing costs. During the nine months ended September 30, 2018, the Company made voluntary prepayments of $6.0 million.  Per the terms of the CSA, such voluntary prepayments reduce the amount of future scheduled payments on a pro rata basis.
The weighted-average interest rate in effect was 4.25% at September 30, 2018 and 3.38% at December 31, 2017 and consisted of LIBOR plus the Company's credit spread, as determined per the terms of the CSA.  The Company incurred $1.4 million and $1.5 million of interest expense during the three months ended September 30, 2018 and September 30, 2017, respectively, and $3.9 million and $4.5 million of interest expense during the nine months ended September 30, 2018 and September 30, 2017, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and for state examinations before 2012.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2008 in Asia and generally 2010 in Europe.

Return to Index
As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at September 30, 2018.  The Company's liabilities for uncertain tax positions totaled $28.2 million and $30.4 million at September 30, 2018 and December 31, 2017, respectively, of which $1.1 million and $2.5 million is included in other current liabilities at September 30, 2018 and December 31, 2017, respectively.  These amounts, if recognized, would reduce the Company's effective tax rate.  As of September 30, 2018, approximately $2.5 million of the Company's liabilities for uncertain tax positions were resolved during 2018 by way of expiration of the related statute of limitations.

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2018 and 2017, the Company recognized $0.7 million and $0.6 million, respectively, in interest and penalties in the consolidated statements of operations.  During the three and nine months ended September 30, 2018, the Company recognized a benefit of $0.3 million and $0.7 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statutes of limitations and settlement of the acquired liability for uncertain tax positions.  There were no reversals of interest or penalties in the three or nine months ended September 30, 2017.  The Company has approximately $3.1 million and $3.2 million accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  During the nine months ended September 30, 2018, the Company has made measurement-period adjustments related to foreign earnings and profits computations and foreign income tax calculations for the Company's non-U.S. subsidiaries.  The Company's measurement-period adjustment reduced its estimate of the deemed repatriation tax by $2.6 million, resulting in the reduction of the Company's provisional estimate from $18.1 million to $15.5 million.  The Company plans to pay the tax in installments in accordance with the Act. The Company's estimates of the effects of the Act were calculated using currently available information; however, the Company is continuing to evaluate the underlying documentation and revisions to the current calculation may occur.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The expense for the three months ended September 30, 2018 and 2017 amounted to $0.3 million in both periods. The expense for the nine months ended September 30, 2018 and 2017 amounted to $0.8 million and $0.9 million, respectively. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2018, the plan owned 111,393 and 137,700 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2018 and 2017 amounted to $0.1 million in both periods. The expense for the nine months ended September 30, 2018 and 2017 amounted to $0.3 million in both periods.  As of September 30, 2018, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

Return to Index

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$183	$175	$549	$525
Interest cost	166	168	498	505
Net amortization	111	94	332	281
Net periodic benefit cost	$460	$437	$1,379	$1,311

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2018	2017
Prior service cost	$943	$1,135
Net loss	3,591	3,732
	$4,534	$4,867

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2018 and December 31, 2017 are summarized below:

	September 30,	December 31,
	2018	2017

Foreign currency translation adjustment, net of taxes of ($790) at
September 30, 2018 and ($801) at December 31, 2017	$(21,000)	$(16,537)
Unrealized holding (losses) gains on available-for-sale securities, net of taxes of
$67 at September 30, 2018 and $85 at December 31, 2017	(56)	145
Unfunded SERP liability, net of taxes of ($1,558) at September 30, 2018
and ($1,635) at December 31, 2017	(2,977)	(3,233)

Accumulated other comprehensive loss	$(24,033)	$(19,625)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2018 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains (Losses) on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2018	$(16,537)	$145	$(3,233)		$(19,625)
Other comprehensive (loss) income before reclassifications	(4,463)	(31)	39		(4,455)
Amount reclassified from accumulated other
comprehensive loss	-	(170)	217	(a)	47
Net current period other comprehensive (loss) income	(4,463)	(201)	256		(4,408)

Balance at September 30, 2018	$(21,000)	$(56)	$(2,977)		$(24,033)

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

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017.

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

In 2015, one of the Company's subsidiaries in the PRC, Dongguan Transpower Electric Products Co., Ltd. ("Dongguan Transpower"), was provided notice of a claim by DG Yu Shing Industrial Development Company Limited against Dongguan Transpower and three other defendants for past due construction costs of approximately $3.2 million.  In April 2018, the 3rd People Court of Dongguan ruled and provided an unfavorable judgment against Dongguan Transpower and two of the other defendants requiring payment of the aforementioned amount.  The defendants were held to be jointly and severally liable for approximately $3.2 million in costs.  Due to the fact that none of the other defendants had sufficient funds to pay the damages amount, the Court ordered the entire amount (CNY 20,133,174.10) to be paid by Dongguan Transpower.  On May 25, 2018, the Court enforced its order and withdrew the damages amount from Dongguan Transpower's bank accounts.  On May 31, 2018, Dongguan Transpower filed an action against the other defendants in CP Court to recoup the damages amount paid pursuant to an indemnification letter dated October 16, 2015. The Court heard arguments on July 2, 2018 and rendered a verdict on July 9, 2018 ordering the Jinmei entities (defendants) to pay CNY 20,133,174 back to Dongguan Transpower together with the incurred interest.  On August 27, 2018, Dongguan Transpower received payment of CNY 20,430,203 (approximately $3.2 million) from the defendants and this case was closed.

On June 1, 2018, the Company filed an action against Unipower, LLC in the United States District Court for the Southern District of New York for breach of contract.  Specifically, the Company alleges in its Complaint that Unipower has willfully violated the Master Services Agreement ("MSA") entered into by the parties on January 23, 2015 by failing to make payment for the products it contracted for under the MSA.  The Company is claiming irreparable harm and substantial damages in excess of $1.0 million.  The case is currently in the discovery phase of the litigation.

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

13.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

Return to Index
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales to External Customers:
North America	$70,654	$59,537	$201,351	$184,873
Asia	53,528	45,919	138,062	127,801
Europe	22,307	20,930	66,038	58,997
	$146,489	$126,386	$405,451	$371,671

Net Sales:
North America	$73,932	$62,348	$211,105	$193,473
Asia	78,008	66,534	204,152	193,364
Europe	25,398	23,633	77,341	67,434
Less intercompany net sales	(30,849)	(26,129)	(87,147)	(82,600)
	$146,489	$126,386	$405,451	$371,671

Income from Operations:
North America	$3,360	$366	$6,021	$2,566
Asia	5,753	5,408	10,987	11,759
Europe	1,386	1,020	4,595	2,090
	$10,499	$6,794	$21,603	$16,415

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

14. SUBSEQUENT EVENT

On October 1, 2018, the Company completed the acquisition of BCMZ Precision Engineering Limited, a UK manufacturer of precision machined components, for approximately $2.6 million in cash.  The final purchase price remains subject to certain adjustments related to working capital.  The transaction was funded with cash on hand.  The purchase price allocation was still in progress and was not available at the time of filing of this Quarterly Report.

BCMZ has a diversified portfolio of customers in the automotive, aerospace, defense, telecommunication, fibre-optic and medical industrial sectors and has been a long-term key supplier of precision machined components for our Cinch Connectivity Solutions UK business.  BCMZ is additionally expected to give Cinch the capability to continue to support key defense and industrial customers across Europe with localized in-house machining ability.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the nine months ended September 30, 2018, 50% of the Company's revenues were derived from North America, 34% from Asia and 16% from its Europe operating segment.  By product group, 34% of sales for the nine months ended September 30, 2018 related to the Company's connectivity solutions products, 34% in magnetic solutions products and 32% in power solutions and protection products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's results for the three and nine months ended September 30, 2018 and/or future results include the following:

•
Revenues – The Company's revenues increased by $33.8 million, or 9.1%, in the first nine months of 2018 as compared to the same period of 2017, despite a $5.1 million decline in sales related to the NPS divestiture.  Sales growth was seen across all of our major product groups as certain project wins from 2017 are in full production and we continue to see strength in sales through our distribution partners.

•
Backlog – Our backlog reached $185.1 million at September 30, 2018, representing an increase of $38.6 million, or 26%, from December 31, 2017.  Since year-end, we saw a 65% increase at Magnetic Solutions, driven by a strong position with our integrated connector modules in next-generation switching products.  The backlog for our Connectivity Solutions products increased by 21%, driven by recent awards on key military programs, and heightened structured cabling demand for our passive connectors. Our Power Solutions and Protection backlog grew by 9%, led by higher demand for our power supplies for a variety of datacenter applications.

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

Return to Index
•
Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, mosfets and printed circuit boards.  Lead times have been extended and the reduction in supply has also caused an increase in prices for certain of these components.  As a result, the Company's material costs as a percentage of sales increased to 42.0% during the first nine months of 2018 from 39.7% during the first nine months of 2017.

•
Labor Costs – Labor costs during the first nine months of 2018 increased from 10.4% of sales during the first nine months of 2017 to 11.5% of sales during the first nine months of 2018, primarily due to the appreciation of the Renminbi against the U.S. Dollar, particularly during the first half of 2018, minimum wage increases in the PRC, and growth in sales of our labor-intensive integrated connector module (ICM) products.  Effective February 1, 2018, the PRC government issued an increase to the minimum wage in a region where one of Bel's factories is located.  Effective July 1, 2018, government-mandated minimum wage increases went into effect at Bel's other three manufacturing facilities in the PRC.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies. While the Company incurred minimal restructuring charges during the first nine months of 2018, additional restructuring efforts are expected to continue during the fourth quarter of 2018 as we realign our R&D resources dedicated to our power solutions and protection group.  By the end of the third quarter, we had completed the transition of one of our product lines from a third party factory in Malaysia to an existing Bel facility in the PRC.  Annual savings of approximately $1.4 million are expected from the initiatives completed during the first nine months of 2018 (primarily within cost of sales).

•
Impact of Foreign Currency – During the first nine months of 2018, the Company incurred foreign exchange transactional gains of $2.4 million and higher labor and overhead costs of $2.5 million related to unfavorable fluctuation in exchange rates versus the first nine months of 2017. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses during the first nine months of 2018 due to the appreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during the first nine months of 2017.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $2.5 million higher in the first nine months of 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments. See Note 9, "Income Taxes".

Our third quarter 2018 bookings reached its highest quarterly amount in the last four years, representing a 28% increase from the third quarter of last year.  This growth in orders received was seen across all of our major product groups, and is an encouraging data point for our top line as we look to 2019.  On the cost side, higher labor and material costs have had a more visible impact on our margins this quarter as the cost of finished goods that were sold during the quarter were impacted by both higher raw material costs and increased minimum wage rates associated with production labor in the PRC.  Sales growth and price stabilization will help to mitigate these margin pressures. We continue to evaluate opportunities to grow our business through acquisitions that would provide access to new markets and customers while being accretive to the overall business.

Summary by Operating Segment

Net sales to external customers by operating segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
North America	$70,654	48%	$59,537	47%	$201,351	50%	$184,873	50%
Asia	53,528	37%	45,919	36%	138,062	34%	127,801	34%
Europe	22,307	15%	20,930	17%	66,038	16%	58,997	16%
	$146,489	100%	$126,386	100%	$405,451	100%	$371,671	100%

The growth in North America sales in 2018 was largely due to increased demand for our passive connector products from our premise wiring customers, strength in our connectivity products within key military programs, and higher sales of our transformer products into medical applications.  Sales of our Power Solutions products have also increased in 2018 with heightened demand for our power supplies for use in various datacenter applications. The increases in Asia sales noted above for the 2018 periods primarily relate to higher sales of our integrated connector modules for next-generation switching platforms.  Sales in Europe increased in both 2018 periods presented as a result of higher demand for our Stewart and Cinch connector products in that region, coupled with strong sales of our power products into rail applications.  There was also a favorable impact on our European sales in general during the nine-month period ended September 30, 2018 as a portion of those sales are invoiced in Euros or Pounds, which had appreciated against the U.S. Dollar particularly during the first half of 2018 as compared to the same period of 2017.

Return to Index
Net sales and income from operations by operating segment for the three and nine months ended September 30, 2018 and 2017 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment sales:
North America	$73,932	$62,348	$211,105	$193,473
Asia	78,008	66,534	204,152	193,364
Europe	25,398	23,633	77,341	67,434
Total segment sales	177,338	152,515	492,598	454,271
Reconciling item:
Intersegment sales	(30,849)	(26,129)	(87,147)	(82,600)
Net sales	$146,489	$126,386	$405,451	$371,671

Income from operations:
North America	$3,360	$366	$6,021	$2,566
Asia	5,753	5,408	10,987	11,759
Europe	1,386	1,020	4,595	2,090
	$10,499	$6,794	$21,603	$16,415

The improvement in income from operations within our North America segment was largely due to higher sales volumes in the 2018 periods, partially offset by increased material costs on purchased components.  The income from operations at our Asia segment for both 2018 periods presented was impacted by higher labor costs driven by increased minimum wage rates at our factories in the PRC, higher raw material costs during 2018 and the unfavorable appreciation of the Renminbi particularly during the first half of 2018 compared to the same period of 2017.  The increase in income from operations from our Europe segment are consistent with the increase in sales for that segment.

Net Sales

The Company's net sales by major product line for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Magnetic solutions	$52,972	36%	$44,002	35%	$136,748	34%	$122,468	33%
Connectivity solutions	48,526	33%	42,837	34%	140,373	34%	128,350	35%
Power solutions and protection	44,991	31%	39,547	31%	128,330	32%	120,853	32%
	$146,489	100%	$126,386	100%	$405,451	100%	$371,671	100%

Return to Index

Magnetic Solutions:

Our Magnetic Solutions group continued to benefit from a strong position on next-generation switching products which utilize our integrated connector modules.  This accounted for $7.5 million and $11.4 million of the sales growth during the third quarter and nine-month period of 2018 versus 2017.  Our Signal Transformer business also contributed with an increase in sales of $1.6 million and $3.2 million during the third quarter and nine-month period of 2018, as orders from new programs within industrial applications remained strong throughout the third quarter.

Connectivity Solutions:

Our connectivity solutions products showed an overall improvement in sales of $5.7 million and $12.0 million during the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017.  Sales of our Stewart passive connectors were very strong in the 2018 periods with increases of $3.6 million and $7.1 million during the three and nine months ended September 30, 2018 as compared to 2017. This was largely led by higher demand from our premise wiring customers in North America and Europe in response to improved economic conditions in the construction industry.  We have also had a greater level of focus on our distribution channel in 2018 and our Stewart products have benefited from the increased exposure through our distribution base.  Sales of our Cinch products were also up in 2018 (by $2.1 million for the third quarter and by $5.0 million for the nine-month period) primarily from the military sector for our optical and copper products used in encryption, communications and flight-grade applications and for our micro-miniature copper connectivity products in relation to key defense programs.

Power Solutions and Protection:

Year-over-year sales growth from our Power Solutions and Protection group continued in the third quarter of 2018.  Sales of our Power Solutions products increased by $5.7 million and $7.8 million during the third quarter and nine-month period of 2018, respectively, compared to the same periods of 2017.  Excluding the effects of NPS divestiture, sales for the Power Solutions business increased by $7.1 million for the third quarter and by $12.9 million for the first nine months of 2018 compared to the prior year periods.  Our circuit protection products continue to experience top line growth as more of these products are introduced into our distribution channels and our DC/DC product sales were also strong during the 2018 periods.  These growth drivers were offset in part by lower sales of our custom module products (which were down by $1.3 million and $2.3 million during the three and nine month periods ended September 30, 2018, respectively).  In addition, shipments of our AC/DC converter products were strong in 2017 in response to a program which did not recur in 2018.  This led to a reduction in sales for this product line of $1.4 million for the third quarter and $2.2 million for the nine-month period.

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Material costs	43.0%	38.2%	42.0%	39.7%
Labor costs	11.5%	11.0%	11.5%	10.4%
Research and development expenses	4.7%	5.4%	5.3%	5.5%
Other expenses	20.9%	23.5%	21.6%	22.8%
Total cost of sales	80.1%	78.1%	80.4%	78.4%

Material costs as a percentage of sales increased during the 2018 periods noted above compared to the same periods of 2017 primarily due to industry-wide supply constraints related to certain of our purchased components throughout 2018.  This has had an unfavorable impact in the form of higher material costs across most of our product lines.

Labor costs as a percentage of sales also increased during the third quarter and first nine months of 2018 compared to the same periods of 2017 due primarily to two factors.  Effective February 1, 2018, the PRC issued an increase to the minimum wage in a region where one of Bel's factories is located, and effective July 1, 2018, minimum wage increases went into effect at our remaining facilities in the PRC.  This contributed to the higher labor costs in both 2018 periods presented above.   The other factor impacting the nine-month period above relates to the appreciation of the Renminbi against the U.S. Dollar, particularly during the first half of 2018. This drove labor costs as a percentage of sales higher during the earlier part of 2018, as the majority of our Asia sales are invoiced in U.S. Dollars, while our manufacturing staff at PRC locations are paid in local currency.

Included in cost of sales is research and development ("R&D") expense of $6.9 million for each of the three months ended September 30, 2018 and 2017, and $21.6 million and $20.3 million for the nine months ended September 30, 2018 and 2017, respectively. The majority of the increase during the nine-month period relates to a weaker U.S. Dollar earlier in 2018 relative to the local currencies in the countries in which our engineers are located.  Approximately 85% of our global engineering staff is located outside of the U.S. and is paid in either Euros, Pounds, Swiss Francs or Renminbi, each of which appreciated against the U.S. Dollar in the first two quarters of 2018 as compared to the same quarters of 2017.

Return to Index
The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the three and nine months ended September 30, 2018 by $1.1 million and $3.1 million, respectively, as compared to the same periods of 2017.   This included higher support labor costs of $1.5 million and $3.0 million, respectively, partially offset by lower depreciation and amortization expense of $0.4 million and $0.9 million during the three and nine-month periods ending September 30, 2018 as compared to the same periods of 2017.

Selling, General and Administrative Expense ("SG&A")

SG&A expense decreased $2.2 million and $5.9 million during the three and nine months ended September 30, 2018, respectively, as compared with the same periods of 2017.  This primarily related to a favorable fluctuation in foreign currency exchange rates on the remeasurement of foreign currency transactions, which accounted for $2.1 million and $5.1 million, respectively, of the decrease noted from the 2017 periods. Other offsetting factors that affected the variance in the third quarter periods included a decline in legal and professional fees of $0.5 million and lower depreciation and amortization expense of $0.4 million, partially offset by $0.6 million of higher fringe benefit expense.  Other factors contributing to the reduction in SG&A during the nine-month period were lower legal and professional fees of $1.3 million and a reduction in depreciation and amortization of $1.1 million.  These factors were partially offset by an increase in bad debt expense of $0.6 million, higher fringe benefit expense of $0.6 million, and a $0.4 million increase in sales commissions during the first nine months of 2018.

Provision for Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes".

The (benefit) provision for income taxes for the three months ended September 30, 2018 and 2017 was ($2.2) million and less than $0.1 million, respectively.  The Company's earnings before income taxes for the three months ended September 30, 2018, were approximately $4.1 million higher than the same period in 2017, primarily attributable to significantly higher earnings in the North America and Asia segments.  The Company's effective tax rate was (24.1%) and 1.2% for the three months ended September 30, 2018 and 2017, respectively.  The change in the effective tax rate during the three months ended September 30, 2018 as compared to the same period in 2017, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in the estimated transition tax on post 1986 untaxed accumulated foreign earnings, a reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018, as well as a decrease in the taxes related to uncertain tax positions.  This decrease was partially offset by an increase in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  See Note 9, "Income Taxes."

The provision for income taxes for the nine months ended September 30, 2018 and 2017 was $0.5 million and $2.3 million, respectively.  The Company's earnings before income taxes for the nine months ended September 30, 2018 were approximately $6.0 million higher than the same period in 2017, primarily attributable to increases in income in the Europe and North America segments.  The Company's effective tax rate was 3.0% and 20.8% for the nine month periods ended September 30, 2018 and 2017, respectively.  The change in the effective tax rate during the nine months ended September 30, 2018 as compared to the same period of 2017, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in the estimated transition tax on post 1986 untaxed accumulated foreign earnings, a reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018, as well as a decrease in taxes related to uncertain tax positions.  This decrease was partially offset by an increase in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  Additionally, the decrease in the effective tax rate for the nine months ended September 30, 2018 as compared to the same period in 2017, is attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction during the 2017 period.

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

Return to Index

At September 30, 2018 and December 31, 2017, $45.9 million and $50.5 million, respectively (or 85% and 73%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the third quarter of 2018, the Company repatriated $12.2 million of funds from outside of the U.S., with minimal incremental tax liability.  Of this amount, approximately $9 million was utilized to pay down intercompany balances that have been generating foreign exchange gains/losses in our consolidated statement of operations.  Management currently intends to repatriate an additional $1.8 million in the fourth quarter of 2018 and an incremental $5 to $8 million in the first quarter of 2019, with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 33.9% of the Company's total assets at September 30, 2018 and 34.4% of total assets at December 31, 2017. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 at September 30, 2018 and 3.0 to 1 at December 31, 2017.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at September 30, 2018 was $75.0 million, of which we had the ability to borrow $34.1 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system ("ERP").  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three phase approach through 2020. We currently estimate total costs over the course of this project to be approximately $6.0 million. Since inception of the project, we have incurred a cumulative amount of $4.4 million in connection with this implementation, of which $0.3 million and $1.5 million was incurred during the three and nine months ended September 30, 2018, respectively.  These costs are included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

Nine months Ended September 30, 2018

During the nine months ended September 30, 2018, the Company's cash and cash equivalents decreased by $15.1 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $8.8 million;
•	repayments of long-term debt of $8.3 million; and
•	dividend payments of $2.4 million; partially offset by
•	net cash provided by operations of $4.2 million.

During the nine months ended September 30, 2018, accounts receivable increased by $19.0 million primarily due to higher sales volume in the third quarter of 2018 as compared to the fourth quarter of 2017.  Days sales outstanding (DSO) increased to 61 days at September 30, 2018 from 60 days at December 31, 2017.  Effective January 1, 2018, the Company implemented a change in the timing of revenue recognition (and related release of inventory from our books) in connection with the adoption of ASC 606, as described in Note 2.  Excluding the adoption adjustment related to this accounting change, inventory increased by $20.1 million at September 30, 2018 compared to December 31, 2017, primarily in raw materials.  The increased raw materials balance was driven by a higher volume of raw materials purchased to accommodate increased demand for our products, coupled with higher material costs in 2018 resulting from constraints in component availability.  Inventory turns increased from 3.6 at December 31, 2017 to 4.0 at September 30, 2018, primarily due to the change in revenue recognition accounting noted above.

Return to Index

Nine months Ended September 30, 2017

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first nine months of 2018, the U.S. Dollar was in a weakened position (compared to the first nine months of 2017) against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first nine months of 2018 versus those during the first nine months of 2017, the Euro appreciated by 7%, the Pound appreciated by 6%, and the Renminbi appreciated by 4% against the U.S. Dollar.  The Company estimates that the appreciation in these foreign currencies led to $2.5 million in higher operating costs for the nine-month period as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  In addition to the foreign exchange losses recognized, the Company recorded foreign exchange gains of $1.5 million and $2.4 million during the three and nine months ended September 30, 2018, respectively, on remeasurement of foreign currency transactions.  This compares to foreign exchange losses recorded during the three and nine months ended September 30, 2017 of $0.6 million and $2.7 million, respectively, resulting from remeasurement of foreign currency transactions.  Refer to Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of market risks.

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

Return to Index
Changes in internal controls over financial reporting:  There has not been any change in the Company's internal controls over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2018	8,873	$21.32	8,873	$-
August 1 - August 31, 2018	1,761	24.15	1,761	607,464
September 1 - September 30, 2018	12,052	23.29	12,052	326,727

Total	22,686	$22.59	22,686	$326,727

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  The Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (August 20, 2018 to November 30, 2018) will not exceed $650,000.

Item 5.  Other Information
As previously disclosed, on August 16, 2018, the trustees of the Employees' Savings Plan adopted a plan (the "10b5-1 Plan") in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, pursuant to which KeyBanc Capital Markets Inc. was engaged to purchase shares of the Class A common stock of Bel Fuse Inc. ("Bel") to implement the Employees' Savings Plan's requirements that matching contributions be invested in shares of Bel's Class A common stock.  While it was originally expected that purchases under the 10b5-1 Plan would be completed by November 30, 2018, as a sufficient number of shares of Class A common stock have been purchased already to meet the requirements of the "match" for 2018, the 10b5-1 Plan was terminated effective November 7, 2018.

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
November 7, 2018
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)