Form 10-K
period 2018-12-31
BEL FUSE INC /NJ
filed 2019-03-08
CIK 729580

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
				[ ] Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018) was $237.6 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2019
Class A Common Stock	2,174,912
Class B Common Stock	10,089,852

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

With 70 years in operation, Bel has reliably demonstrated the ability to succeed in a variety of product areas across a global platform.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

The Company, which is organized under New Jersey law, operates in one industry with three reportable operating segments, North America, Asia and Europe (representing 50%, 34% and 16% of the Company's 2018 sales, respectively). Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302, and Bel's telephone number is (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (ticker symbols BELFA and BELFB).  For information regarding Bel's three geographic operating segments, see Note 12, "Segments", of the notes to our consolidated financial statements.  Hereinafter, all references to "Note" will refer to the notes to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be a key element in our growth strategy. We may, from time to time, purchase equity positions in companies that are potential merger candidates.  We frequently evaluate possible merger candidates that would provide such potential benefits as an expanded product and technology base that would allow us to expand the breadth of our product offerings to our strategic customers and/or provide an opportunity to reduce overall operating expense as a percentage of revenue.  We also consider factors such as whether such possible merger candidates are positioned to take advantage of our lower cost offshore manufacturing facilities, and whether a cultural fit would allow the acquired company to be integrated smoothly and efficiently.

On June 19, 2014, we completed the acquisition of 100% of the issued and outstanding capital stock of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB").  On July 25, 2014, we completed the acquisition of 100% of the issued and outstanding capital stock of the U.S. and U.K. Connectivity Solutions businesses from Emerson Electric Co. ("Emerson").  On August 29, 2014, we completed the acquisition of the Connectivity Solutions business in China from Emerson (collectively with the U.S. and U.K. portion of the transaction, "Connectivity Solutions").  The acquisitions of Power Solutions and Connectivity Solutions may hereafter be referred to collectively as either the "2014 Acquisitions" or the "2014 Acquired Companies".

Products

Bel's three reportable operating segments, North America, Asia and Europe, manufacture and sell, or participate in the manufacturing and sale of, the following products:

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

Power Solutions & Protection

Bel's power conversion products include AC-DC power supplies, DC-DC converters and battery charging solutions. The primary AC-DC product lines consist of front ends and shelves, industrial, railway and eMobility products.  The DC-DC product offering consists of standard and custom isolated and non-isolated DC-DC converters designed specifically to power low voltage silicon devices or provide regulated mid-bus voltages. The DC-DC converters are used in data networking equipment, distributed power architecture, and telecommunication devices, as well as data storage systems, computers and peripherals. Opportunities for the DC-DC products also extend into industrial applications.

Bel circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets.

	Product Line	Function	Applications	Brands Sold Under
Power Solutions & Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications	Bel Power Solutions, MelcherTM
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, MelcherTM
	Module Products	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.
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

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Avionics, smart munitions, communications, radar and various industrial equipment	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, high-frequency and wireless communications	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	RJ Connectors and Cable Assemblies	RJ45 and RJ11 connectivity for data/voice/video transmission.	Largely Ethernet applications including network routers, hubs, switches, and patch panels; and emerging internet-of-things (IoT) applications	Stewart Connector

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2018, we had a sales and support staff of 199 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

For information regarding customer concentrations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Other Matters – Revenue Recognition."

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

Return to Index

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

Associates

As of December 31, 2018, we employed 8,098 full-time associates, an increase of 607 full-time associates from December 31, 2017. At December 31, 2018, we employed 1,591 people at our North American facilities, 5,609 people at our Asian facilities and 898 people at our European facilities, excluding 907 workers supplied by independent contractors. Our manufacturing facility in New York is represented by a labor union and all factory workers in the People's Republic of China ("PRC"), Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 500 associates worldwide are covered by collective bargaining agreements expiring within one year.  We believe that our relations with our associates are satisfactory.

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

Backlog

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2019 to be approximately $174.4 million as compared with a backlog of $168.6 million as of February 28, 2018.  Management expects that approximately 89% of the Company's backlog as of February 28, 2019 will be shipped by December 31, 2019. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from April 2019 to February 2036.

We utilize registered trademarks in the U.S., Europe and Asia to identify various products that we manufacture.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Return to Index

Available Information

We maintain a website at www.belfuse.com where we make available the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results.  Our website also includes investor presentations and corporate governance materials.

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

Return to Index
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2018, we had $116.0 million of borrowings under our credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.1 million increase or decrease in annual interest expense.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes.  Our consolidated principal amount of outstanding indebtedness was $116.0 million at December 31, 2018, resulting in a leverage ratio of 2.18x adjusted EBITDA, as calculated in accordance with our credit agreement.  Accordingly, our U.S. debt service requirements are significant in relation to our U.S. net sales and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain a certain covenant leverage ratio, and the ratio becomes more restrictive at specific dates during the term.  If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.

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

Return to Index
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") which includes significant changes to the U.S. corporate income tax system. The effect of the international provisions of the Tax Act resulted in a one-time deemed repatriation tax on unremitted foreign earnings and profits (a "transition tax").  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in connection with which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in a reduction of the Company's provisional estimate from $18.1 million to $15.5 million.  Any further changes to fiscal and tax policies could have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

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

Increases in minimum wage rates in the PRC and Mexico will have an unfavorable impact on our profit margins.

Approximately one-third of our total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Minimum wage rates in the PRC, which are mandated by the government, were increased in 2018 in each of the regions in which Bel's products are manufactured.  This was the primary driver of higher labor costs in 2018 at 11.5% of sales as compared to 10.8% of sales in 2017.  In addition, the government in Mexico issued increases to the minimum wage rates effective January 1, 2019 which will impact our labor rates at both of our manufacturing facilities in Mexico.  We anticipate the higher wage rates in Mexico will result in approximately $0.4 million of incremental labor costs in 2019.  These and any future increases in minimum wage rates will have an unfavorable impact on our profit margins.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies.  If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations.  If the acquisitions fail to perform up to our expectations, or if there is further weakening of economic conditions, we could be required to record impairment charges.

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
Risks inherent in our international operations include:

•	foreign exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

•
restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	inability or regulatory limitations on our ability to move goods across borders;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities; and

•	unsettled political conditions and possible terrorist attacks against U.S. or other interests.

Return to Index
As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals.  In addition, other events, such as the United Kingdom's continued efforts to exit the European Union and the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC, also create a level of uncertainty.  If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business and our results of operations and financial condition.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2018, sales to one direct customer exceeded 10% of our consolidated net sales. Hon Hai Precision Industry Company Ltd., a contract manufacturer utilized by various end customers, represented 12.3% of our 2018 consolidated net sales. We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations in prior years. See Note 12, "Segments" for additional disclosures related to our significant customers.

We may experience labor unrest.

As we periodically implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facilities in New York State, the United Kingdom and Mexico are represented by labor unions and substantially all of our factory workers in the PRC are represented by government-sponsored unions.

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

The General Data Protection Regulation ("GDPR"), which became effective in the European Union in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance.  Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

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

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity.  See "Key Factors Affecting our Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how pricing and availability of materials is currently impacting our business.

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

Return to Index

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2019, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2019, to the Company's knowledge, this shareholder owned 23.6% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2019, Daniel Bernstein, the Company's chief executive officer, beneficially owned 354,255 Class A common shares (or 21.3%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 360,448 Class A common shares (or 21.6%) of the outstanding Class A common shares whose voting rights were not suspended.

Return to Index
Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

We are subject to an increasing number of various types of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company occupies 299,000 square feet at 21 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support.  Of this space, the Company leases 163,000 square feet in 15 facilities and owns properties of 136,000 square feet.

The Company also operated 21 manufacturing facilities in 7 countries as of December 31, 2018.  Approximately 15% of the 2.3 million square feet the Company occupies is owned while the remainder is leased.    See Note 16, "Commitments and Contingencies", for additional information pertaining to leases.

Return to Index

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2018:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	650,000	Leased	28%
Pingguo, People's Republic of China	256,000	Leased	69%
Shenzhen, People's Republic of China	227,000	Leased	100%
Zhongshan, People's Republic of China	315,000	Leased	86%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, United Kingdom	52,000	Leased	28%
Chelmsford, United Kingdom	21,000	Leased	60%
Sudbury, United Kingdom	12,000	Leased	90%
Dominican Republic	33,000	Leased	85%
Cananea, Mexico	42,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Inwood, New York	39,000	Owned	40%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	124,000	Leased	83%
McAllen, Texas	40,000	Leased	56%
Melbourne, Florida	18,000	Leased	64%
Tempe, Arizona	8,000	Leased	100%

	2,300,000

Of the space described above, 323,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 470,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 41.3% of its identifiable assets are located in Asia.

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

The Company's voting Class A Common Stock, par value $0.10 per share, and  non-voting Class B Common Stock, par value $0.10 per share ("Class A" and "Class B," respectively), are traded on the NASDAQ Global Select Market under the symbols BELFA and BELFB, respectively.

(b)     Holders

As of February 28, 2019, there were 46 registered shareholders of the Company's Class A Common Stock and 400 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2019, the Company estimates that there were 541 beneficial shareholders of the Company's Class A Common Stock and 2,353 beneficial shareholders of  the Company's Class B Common Stock. At February 28, 2019, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 23.6% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders".

(c)     Dividends

During the years ended December 31, 2018 and 2017, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.3 million in each of 2018 and 2017.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.   On February 1, 2019, the Company paid a dividend to all shareholders of record at January 15, 2019 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 20, 2019, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2019 to all shareholders of record at April 15, 2019.   The Company currently anticipates paying dividends quarterly in the future.

(d)	Common Stock Performance Comparisons

Not applicable.

(e)	Issuer Purchases of Equity Securities

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan

October 1 - October 31, 2018	6,034	$19.87	6,034	$206,844
November 1 - November 30, 2018	300	19.32	300	-
December 1 - December 31, 2018	-	-	-	-

Total	6,334	$19.84	6,334	$-

Pursuant to the Bel Fuse Inc. Employees' Savings Plan (the "Employees' Savings Plan"), the Company makes matching contributions of pre-tax elective deferral contributions made by associates.  The Employees' Savings Plan provides for matching contributions to be invested in shares of the Company's Class A Common Stock. The trustees of the Employees' Savings Plan adopted a "10b5-1 Plan," in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make open market purchases of shares of Class A Common Stock with such matching contributions.  The purchases in the table above were made under the 10b5-1 Plan. The maximum dollar amount for cumulative purchases under the 10b5-1 Plan during the plan period (August 20, 2018 to November 30, 2018) was $650,000.  As a sufficient number of shares of Class A common stock had been purchased to meet the requirements of the matching contributions for 2018, the 10b5-1 Plan was terminated effective November 7, 2018.

Return to Index
Item 6.   Selected Financial Data

Not applicable.

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

Under the SEC's amended definition of a "smaller reporting company," the Company is deemed to be a smaller reporting company.  Accordingly, among other things, the Company is not required to present selected financial data in Item 6, has limited the year-over-year comparisons in this Item 7 to a comparison of fiscal 2018 with fiscal 2017 and has reduced the number of years covered by its financial statements in Item 8.

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

We operate through three geographic segments:  North America, Asia and Europe.  In 2018, 50% of the Company's revenues were derived from North America, 34% from Asia and 16% from its Europe operating segment.  By product group, 34% of 2018 sales related to the Company's connectivity solutions products, 34% in magnetic solutions products and 32% in power solutions and protection products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2018 and/or future results include the following:

•
Revenues – The Company's revenues increased by $56.6 million, or 11.5%, in 2018 as compared to 2017, despite a $5.5 million decline in sales related to the NPS divestiture.  Sales growth was seen across all of our major product groups as certain project wins from 2017 are in full production and we continue to see strength in sales through our distribution partners.  Approximately 27% of 2018 sales were generated through the Company's distribution partners.

•
Backlog – Our backlog of orders totaled $171.2 million at December 31, 2018, representing an increase of $24.7 million, or 17%, from December 31, 2017.  Since the 2017 year-end, we saw a 28% increase at Magnetic Solutions, driven by a strong position with our integrated connector modules in next-generation switching products.  The backlog for our Connectivity Solutions products increased by 16%, driven by recent awards on key military programs, and heightened structured cabling demand for our passive connectors. Our Power Solutions and Protection backlog grew by 11%, led by higher demand for our power supplies and circuit protection products through our distribution partners.

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

Return to Index
•
Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, mosfets and printed circuit boards.  Lead times have been extended and the reduction in supply has also caused an increase in prices for certain of these components throughout 2018.  As a result, the Company's material costs as a percentage of sales increased to 41.9% during 2018 from 40.2% during 2017.  We've started to see some relief in availability and pricing of passive components and capacitors in early 2019 as compared to 2018 levels though pricing remains high compared to pre-2018 levels.  We anticipate our material costs as a percentage of sales will continue to be elevated during the first half of 2019 as we work through our higher-cost inventory on hand.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

•
Labor Costs – Labor costs increased from 10.8% of sales during 2017 to 11.5% of sales during 2018, primarily due to the appreciation of the Renminbi against the U.S. Dollar, particularly during the first half of 2018, minimum wage increases in the PRC, and growth in sales of our labor-intensive integrated connector module (ICM) products.  Effective February 1, 2018, the PRC government issued an increase to the minimum wage in a region where one of Bel's factories is located.  Effective July 1, 2018, government-mandated minimum wage increases went into effect at Bel's other three manufacturing facilities in the PRC.  We anticipate labor costs will continue to be a challenge in 2019 in the areas in which we operate, particularly in Mexico, where an increase in minimum wage rate took effect on January 1, 2019, and in the PRC.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $0.2 million in restructuring costs during 2018. By the end of the third quarter, we had completed the transition of one of our product lines from a third party factory in Malaysia to an existing Bel facility in the PRC.  Annual savings of approximately $1.4 million are expected from the initiatives completed during 2018 (primarily within cost of sales).  Additional restructuring efforts are expected to continue into 2019 as we realign our R&D resources dedicated to our Power Solutions and Protection group.  We expect the 2019 initiative to result in incremental restructuring costs of approximately $0.4 million with annualized cost savings of $1.5 million once implemented.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

•
Impact of Foreign Currency – During 2018, the Company realized foreign exchange transactional gains of $2.7 million, offset by higher labor and overhead costs of $0.8 million related to unfavorable fluctuation in exchange rates versus 2017. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses in 2018 due to the appreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2017.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.8 million higher in 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
ERP System Implementation – In January 2019, the Company completed the first phase of its ERP system implementation with the successful transition of its Power Solutions business onto the new system without any notable issues.  The Company incurred expenses of $2.2 million during 2018 related to this project.  The other phases of this project will largely leverage Bel's trained internal resources which should result in lower implementation costs going forward, including the elimination of redundant systems.  In connection with the completion of this first phase of the project, we anticipate annualized savings of $1.3 million beginning in the second quarter of 2019.

•
Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9 to the Company's Consolidated Financial Statements - "Income Taxes".

We seek to manage and optimize our operating expenses in order to mitigate the ongoing minimum wage rate increases in the countries in which we operate and the general uncertainty within our industry surrounding tariffs and trade policy.  The positive business trends noted above along with our recent bookings and year-end backlog level are encouraging indicators for further growth as we head into 2019.

Return to Index
Summary by Operating Segment

Net sales to external customers by reportable operating segment for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended December 31,
	2018		2017
North America	$271,691	50%	$245,834	50%
Asia	187,203	34%	167,680	34%
Europe	89,290	16%	78,097	16%
	$548,184	100%	$491,611	100%

Net sales and income from operations by operating segment for the years ended December 31, 2018 and 2017 were as set forth in the following table (dollars in thousands).  Segment net sales are attributed to individual segments based on the geographic source of the billing for such customer sales.

	Years Ended December 31,
	2018	2017
Total segment sales:
North America	$284,245	$257,541
Asia	279,965	249,506
Europe	103,853	89,765
Total segment sales	668,063	596,812
Reconciling item:
Intersegment sales	(119,879)	(105,201)
Net sales	$548,184	$491,611
Income from operations:
North America	$6,769	$6,195
Asia	16,621	8,964
Europe	6,221	2,227
	$29,611	$17,386

The growth in North America sales in 2018 was largely due to increased demand for our passive connector products from our premise wiring customers, strength in our connectivity products within key military programs, and higher sales of our transformer products into medical applications.  Sales of our Power Solutions products have also increased in 2018 with heightened demand for our power supplies for use in various datacenter applications and increased sales through our distribution partners. The increases in Asia sales noted above for 2018 primarily relate to higher sales of our integrated connector modules for next-generation switching platforms.  Sales in Europe increased in 2018 as a result of higher demand for our Stewart and Cinch connector products in that region, coupled with strong sales of our power products into rail applications.  There was also a favorable impact on our European sales in general during 2018 as a portion of those sales are invoiced in euros or pounds, which had appreciated against the U.S. Dollar particularly during the first half of 2018 as compared to the same period of 2017.

The improvement in income from operations within our North America segment was largely due to higher sales volumes in 2018, partially offset by increased material costs on purchased components.  The income from operations at our Asia segment for 2018 was favorably impacted by the higher sales volume, partially offset by increased raw material and labor costs at our factories in the PRC and the unfavorable appreciation of the Renminbi particularly during the first half of 2018 compared to the same period of 2017.  The increase in income from operations from our Europe segment are consistent with the increase in sales for that segment.

Net Sales

The Company's net sales by major product line for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended
	December 31,
	2018		2017
Connectivity solutions	$186,724	34%	$170,337	35%
Magnetic solutions	185,407	34%	161,011	33%
Power solutions and protection	176,053	32%	160,263	32%
	$548,184	100%	$491,611	100%

Return to Index
Magnetic Solutions:

Our Magnetic Solutions group continued to benefit from a strong position on next-generation switching products which utilize our integrated connector modules.  This accounted for $20.6 million of the sales growth during 2018 versus 2017.  Our Signal Transformer business also contributed with an increase in sales of $4.0 million during 2018, as orders from new programs within industrial applications remained strong.

Connectivity Solutions:

Our connectivity solutions products showed an overall improvement in sales of $16.4 million during 2018 compared to 2017.  Sales of our Stewart passive connectors were strong in 2018 with an increase of $8.2 million from 2017. This was largely led by higher demand from our premise wiring customers in North America and Europe in response to improved economic conditions in the construction industry.  We have also had a greater level of focus on our distribution channel in 2018 and our Stewart products have benefited from the increased exposure through our distribution base.  Sales of our Cinch products were also up by $8.2 million in 2018 primarily related to our optical and copper products used in encryption, communications and flight-grade military applications and for our micro-miniature copper connectivity products in relation to key defense programs.

Power Solutions and Protection:

Sales of our Power Solutions products increased by $15.4 million during 2018 as compared to 2017, despite a $5.5 million decline in sales related to the divestiture of our NPS business.  Our circuit protection products continue to experience top line growth as more of these products are introduced into our distribution channels, resulting in an increase in sales of $2.3 million during 2018.  Our DC/DC product sales were also strong during 2018 as our majority share of a key product led to incremental revenue of $4.0 million in 2018.  These growth drivers were offset in part by lower sales of our custom module products and AC/DC converter products (which were down by $3.7 million and $2.2 million from 2017, respectively).

Cost of Sales

Cost of sales as a percentage of net sales for the two years ended December 31, 2018 consisted of the following:

	Years Ended
	December 31,
	2018	2017
Material costs	41.9%	40.2%
Labor costs	11.5%	10.8%
Research and development expenses	5.4%	5.9%
Other expenses	21.2%	22.3%
Total cost of sales	80.0%	79.2%

Material costs as a percentage of sales increased during 2018 compared to 2017 primarily due to industry-wide supply constraints related to certain of our purchased components throughout 2018.  This has had an unfavorable impact in the form of higher material costs across most of our product lines.

Labor costs as a percentage of sales were also higher in 2018 compared to 2017 due primarily to an increase in sales of our labor-intensive ICM/TRP products within our magnetic solutions group coupled with higher wage rates in the PRC during 2018.  Effective February 1, 2018, the PRC government increased the minimum wage in a region where one of Bel's factories is located, and effective July 1, 2018, minimum wage increases went into effect at our remaining facilities in the PRC.

Research and Development ("R&D")

Included in cost of sales are R&D expenses of $29.4 million and $28.8 million for the years ended December 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses ("SG&A")

SG&A expense decreased by $4.7 million in 2018 as compared with 2017.  This primarily related to a favorable fluctuation in foreign currency exchange rates on the remeasurement of foreign currency transactions, which accounted for $5.4 million of the decrease from 2017, and lower depreciation and amortization expense of $1.5 million.  These declines in SG&A were partially offset by higher fringe benefit expense of $2.7 million.

Return to Index
Restructuring Charges

The Company recorded restructuring charges of $0.2 million in 2018 in connection with the closure of its manufacturing facility in Malaysia and $0.3 million in 2017 related to the closure of its manufacturing facility in Shanghai, PRC.  These operations were transitioned to other existing Bel facilities.

Interest Expense

The Company incurred interest expense of $5.3 million in 2018 and $6.8 million in 2017 primarily due to our outstanding borrowings under the Company's credit and security agreement used to fund the 2014 Acquisitions.  The decrease in interest expense during 2018 related to a lower debt balance throughout 2018 as compared to 2017, partially offset by higher interest rates on our outstanding balance.  See "Liquidity and Capital Resources" and Note 10 of the Notes to our Consolidated Financial Statements - "Debt," for further information on the Company's outstanding debt.

Income Taxes

The Company's effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographical segments.  See Note 9, "Income Taxes" and the "Tax Reform" discussion below.

Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017.  The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised earnings and profit computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in the reduction of the Company's provisional estimate from $18.1 million to $15.5 million.  The effect of the measurement-period adjustment on the 2018 effective tax rate was a reduction of approximately 11%.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.  During the year ended December 31, 2018, the Company included approximately $18.0 million of GILTI inclusion which was offset by the Company's NOL carryforwards and credits which resulted in no additional U.S. tax expense.

2018 as Compared to 2017

The provision for income taxes for the year ended December 31, 2018 and 2017 was $2.9 million and $21.5 million, respectively.  The Company's earnings before income taxes for the year ended December 31, 2018 were approximately $14.0 million higher than the same period in 2017, primarily attributable to increases in income in the Europe and North America segments.  The Company's effective tax rate was 12.3% and 223.4% for the year ended December 31, 2018 and 2017, respectively.  The change in the effective tax rate during the year ended December 31, 2018 as compared to the same period of 2017, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in the estimated transition tax on post 1986 untaxed accumulated foreign earnings, a reduction in the U.S. tax rate from 35% in 2017 to 21% in 2018, as well as a decrease in taxes related to uncertain tax positions.  This decrease was partially offset by an increase in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Act.  Additionally, the decrease in the effective tax rate for the year ended December 31, 2018 as compared to the same period in 2017, is partially attributable to U.S. and foreign taxes accrued for gains recognized on a Bel Fuse legal entity restructuring transaction during the 2017 period.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

Return to Index
The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company's sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  On September 21, 2018, the Executive Council of the Macao SAR Government has proposed to abolish the existing Offshore Law. It is proposed that the existing law and the relevant regulations related to the offshore business will be abolished, and that the operating permit to carry on offshore business will be terminated on January 1, 2021. The Company is currently looking at other options for this company's operations.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

It is the Company's intention to repatriate substantially all net income from its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to its direct Hong Kong parent Transpower Technologies (Hong Kong) Ltd.  Applicable income and dividend withholding taxes of $0.4 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2018.

During the fourth quarter of 2018, the Company has completed the analysis of the impacts of the U.S. tax reform and recognized the tax consequences of all unremitted foreign earnings.  Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2018.  Due to the impracticality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and determined that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation on our consolidated financial position and results of operations was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese renminbi appreciated by approximately 2% in 2018 as compared to 2017 and the Mexican peso depreciated by 2% in 2018 as compared to 2017.  To the extent the renminbi or peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company's European entities, whose functional currencies are euros, British pounds and Czech korunas, enter into transactions which include sales that are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange gains (losses) of $2.7 million and ($2.8) million for the years ended December 31, 2018 and 2017, respectively, which were included in SG&A expenses on the consolidated statements of operations.  The currency exchange gains recorded in 2018 were primarily due to the favorable impact of the depreciation of the Chinese renminbi and euro against the U.S. dollar. The currency exchange losses recorded in 2017 were primarily related to a U.S. denominated intercompany receivable balance on our Swiss entity's books.  Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of ($6.1) million and $12.4 million for the years ended December 31, 2018 and 2017, respectively, which are included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

At December 31, 2018 and 2017, $46.3 million and $50.5 million, respectively (or 86% and 73%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the third quarter of 2018, the Company repatriated $12.2 million of funds from outside of the U.S., with minimal incremental tax liability.  Of this amount, approximately $9 million was utilized to pay down intercompany balances that have been generating foreign exchange gains/losses in our consolidated statement of operations.  Management currently intends to repatriate an additional $10 to $14 million in the first half of 2019, with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Return to Index

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017 (see Note 10, "Debt," for additional details).  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at December 31, 2018 was $75.0 million, of which we had the ability to borrow $53.3 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.
At December 31, 2018, the Company had $116.0 million outstanding under its credit agreement.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt."
For information regarding further commitments under the Company's operating leases, see Note 16, "Commitments and Contingencies."

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system ("ERP").  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three phase approach through 2020. We currently estimate total costs over the course of this project to be approximately $6.4 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."  Since inception of the project, we have incurred a cumulative amount of $5.1 million in connection with this implementation, of which $2.2 million in implementation costs was incurred during the year ended December 31, 2018.  These costs are included in SG&A on the consolidated financial statements.  Upon completion of the implementation of the new ERP, we anticipate lower maintenance and lower external information and technology support fees resulting in annual savings of approximately $2 million. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

During the year ended December 31, 2018, the Company's cash and cash equivalents decreased by $15.4 million.  This decline was primarily due to the purchase of property, plant and equipment of $11.6 million, repayments of long-term debt of $9.0 million, the acquisition of BCMZ for $2.2 million, and payments of $3.3 million for dividends. These cash outflows were partially offset by cash provided by operations of $10.1 million.  Cash provided by operations decreased by $14.0 million in 2018 as compared to 2017, primarily due to higher year-end inventory levels and accounts receivable balances in 2018.

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

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.9% and 34.4% of the Company's total assets at December 31, 2018 and December 31, 2017, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.7 to 1 and 3.0 to 1 at December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2018, accounts receivable increased $13.0 million primarily due to higher sales volume in the fourth quarter of 2018 as compared to the fourth quarter of 2017.  Days sales outstanding (DSO) decreased to 59 days at December 31, 2018 from 60 days at December 31, 2017.  Inventories increased by $24.7 million from the December 31, 2017 level as raw material and work in progress volumes are at higher levels to accommodate an increase in customer demand for our products.  Inventory turns increased slightly to 3.7 times per year at December 31, 2018 from 3.6 times per year at December 31, 2017.

Return to Index
Contractual Obligations

The following table sets forth at December 31, 2018 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$115,988	$2,974	$11,896	$101,118	$-
Interest payments due on long-term debt(2)	17,939	4,884	9,182	3,873	-
Capital expenditure obligations	5,192	5,192	-	-	-
Operating leases(3)	23,321	7,363	10,984	4,532	442
Raw material purchase obligations	58,903	58,491	412	-	-
First quarter 2019 quarterly cash dividend declared	837	837	-	-	-

Total	$222,180	$79,741	$32,474	$109,523	$442

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)
Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our CSA on December 31, 2018 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2018.

At December 31, 2018, we had liabilities for unrecognized tax benefits and related interest and penalties of $28.9 million, most of which is included in other liabilities and the remaining balance of which is included in other current liabilities on our Consolidated Balance Sheet. At December 31, 2018, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements for further discussion.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2018, $18.7 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2018 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $13.0 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

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

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2018 and 2017, the Company had reserves for excess or obsolete inventory of $9.9 million and $8.3 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is reviewed for possible impairment at least annually on a reporting unit level during the fourth quarter of each year. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable.

Return to Index
A reporting unit is the operating segment unless discrete financial information is prepared and regularly reviewed by management at businesses one level below that operating segment, the "component" level, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment tests in the fourth quarter of 2018 and 2017, we performed quantitative tests for all of our reporting units that have goodwill allocated.
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

2018 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2023.

Reporting Unit	Compounded Annual Growth Rate
North America	2.0%
Europe	2.0%
•	Applying a terminal value growth rate of 2% for our reporting units to reflect our estimate of stable and perpetual growth.
•
Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Return to Index
Reporting Unit	Discount Rate
North America	13.0%
Europe	14.5%
•	A weighting of the results of the income approach of 75% of our overall fair value calculation for each reporting unit.

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

The Company conducted its annual goodwill impairment test as of October 1, 2018, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2018 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2018.

We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  The Company conducted its annual impairment test as of October 1, 2018, and no impairment was identified at that time.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2018 and that no impairment existed as of that date. At December 31, 2018, the Company's indefinite-lived intangible assets related solely to trademarks.

Return to Index
Long-Lived Assets and Other Intangible Assets

The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2018 or 2017.

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

During the year ended December 31, 2018, the Company had one customer with sales in excess of 10% of Bel's consolidated revenue. Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and results of operations.  During the year ended December 31, 2018, the Company had sales of $67.7 million to Hon Hai Precision Industry Company Ltd., representing 12.3% of Bel's consolidated revenue. Sales to this customer are primarily in the Company's Asia operating segment.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
March 8, 2019

We have served as the Company's auditor since 1983.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$53,911	$69,354
Accounts receivable - less allowance for doubtful accounts
of $1,638 and $1,745 at December 31, 2018 and 2017, respectively	91,939	78,808
Inventories	120,068	107,719
Unbilled receivables	15,799	-
Other current assets	8,792	10,218
Total current assets	290,509	266,099
Property, plant and equipment, net	43,932	43,495
Intangible assets, net	62,689	69,366
Goodwill	19,817	20,177
Deferred income taxes	496	4,155
Other assets	26,081	27,973
Total assets	$443,524	$431,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,171	$47,947
Accrued expenses	32,290	30,508
Current maturities of long-term debt	2,508	2,641
Other current liabilities	15,061	6,204
Total current liabilities	106,030	87,300

Long-term liabilities:
Long-term debt	111,705	120,053
Liability for uncertain tax positions	27,553	27,948
Minimum pension obligation and unfunded pension liability	18,683	19,134
Deferred income taxes	1,161	1,567
Other long-term liabilities	1,922	17,303
Total liabilities	267,054	273,305

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,092,352 and 9,859,352 shares outstanding, respectively
(net of 3,218,307 treasury shares)	1,009	986
Additional paid-in capital	31,387	28,575
Retained earnings	168,695	147,807
Accumulated other comprehensive loss	(24,838)	(19,625)
Total stockholders' equity	176,470	157,960
Total liabilities and stockholders' equity	$443,524	$431,265

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017

Net sales	$548,184	$491,611
Cost of sales	438,414	389,262
Gross profit	109,770	102,349

Selling, general and administrative expenses	79,937	84,655
Restructuring charges	222	308
Income from operations	29,611	17,386

Interest expense	(5,317)	(6,802)
Interest income and other expense, net	(678)	(941)
Earnings before provision for income taxes	23,616	9,643

Provision for income taxes	2,907	21,540
Net earnings (loss) available to common shareholders	$20,709	$(11,897)

Net earnings (loss) per common share:
Class A common shares - basic and diluted	$1.62	$(0.97)
Class B common shares - basic and diluted	$1.73	$(0.99)

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,175	2,175
Class B common shares - basic and diluted	9,939	9,857

Dividends paid per common share:
Class A common shares	$0.24	$0.24
Class B common shares	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2018	2017

Net earnings (loss)	$20,709	$(11,897)

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of $51 and $183	(6,098)	12,439
Unrealized holding losses on marketable securities arising during
the period, net of taxes of ($85) and ($177)	(133)	(279)
Change in unfunded SERP liability, net of taxes of $954 and ($237)	1,018	(488)
Other comprehensive (loss) income:	(5,213)	11,672

Comprehensive income (loss)	$15,496	$(225)

See accompanying notes to consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2016	$158,434	$161,287	$(31,297)	$217	$985	$27,242

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,757)	(2,757)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	5	(5)
Forfeiture of restricted common stock	-	-	-	-	(4)	4
Foreign currency translation adjustment, net of taxes of $183	12,439	-	12,439	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($177)	(279)	-	(279)	-	-	-
Stock-based compensation expense	3,030	-	-	-	-	3,030
Change in unfunded SERP liability, net of taxes of ($237)	(488)	-	(488)	-	-	-
Reclassification of APIC pool upon adoption of ASU 2016-09	-	1,696	-	-	-	(1,696)
Net loss	(11,897)	(11,897)	-	-	-	-

Balance at December 31, 2017	157,960	147,807	(19,625)	217	986	28,575

Cash dividends declared on Class A common stock	(522)	(522)	-	-	-	-
Cash dividends declared on Class B common stock	(2,796)	(2,796)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	26	(26)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of $51	(6,098)	-	(6,098)	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($85)	(133)	-	(133)	-	-	-
Stock-based compensation expense	2,835	-	-	-	-	2,835
Change in unfunded SERP liability, net of taxes of $954	1,018	-	1,018	-	-	-
Effect of adoption of ASU 2014-09 (Topic 606)	3,497	3,497	-	-	-	-
Net earnings	20,709	20,709	-	-	-	-

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net earnings (loss)	$20,709	$(11,897)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,207	20,718
Stock-based compensation	2,835	3,030
Amortization of deferred financing costs	531	2,259
Deferred income taxes	2,490	(315)
Unrealized (gains) losses on foreign currency revaluation	(2,663)	2,770
Loss on disposal of property, plant and equipment	141	109
Other, net	795	1,897
Changes in operating assets and liabilities:
Accounts receivable	(13,004)	(2,948)
Unbilled receivables	(1,263)	-
Inventories	(24,735)	(6,160)
Other current assets	966	(2,423)
Other assets	922	(1,621)
Accounts payable	8,995	(1,426)
Accrued expenses	1,911	(1,861)
Other liabilities	(15,708)	16,566
Income taxes payable	8,968	5,422
Net cash provided by operating activities	10,097	24,120

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,594)	(6,425)
Payment for acquisition, net of cash acquired	(2,177)	-
Proceeds from surrender of company-owned life insurance	433	-
Purchase of company-owned life insurance	(433)	-
Proceeds from sale of marketable securities within rabbi trust	1,348	-
Purchase of marketable securities within rabbi trust	(1,348)	-
Proceeds from disposal/sale of property, plant and equipment	77	76
Net cash used in investing activities	(13,694)	(6,349)

(continued)

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2018	2017

Cash flows from financing activities:
Dividends paid to common shareholders	(3,295)	(3,281)
Deferred financing costs	-	(2,012)
Borrowings under revolving credit line	7,500	6,000
Repayments under revolving credit line	(7,500)	(6,000)
Reduction in notes payable	-	(225)
Proceeds from long-term debt	-	125,000
Repayments of long-term debt	(9,012)	(143,799)
Net cash used in financing activities	(12,307)	(24,317)
Effect of exchange rate changes on cash	461	2,489

Net decrease in cash and cash equivalents	(15,443)	(4,057)

Cash and cash equivalents - beginning of year	69,354	73,411

Cash and cash equivalents - end of year	$53,911	$69,354

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$7,483	$756
Interest payments	$4,775	$4,353

Details of acquisition:
Fair value of identifiable net assets acquired	$1,298	$-
Goodwill	1,290	-
Fair value of net assets acquired	$2,588	$-

Fair value of consideration transferred	$2,588	$-
Less: Cash acquired in acquisition	(411)	-
Cash paid for acquisition, net of cash acquired	$2,177	$-

See accompanying notes to consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

Cash Equivalents - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Some of our balances are in excess of the FDIC insured limit.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments.  We determine our allowance by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange gains (losses) of $2.7 million and ($2.8) million for the years ended December 31, 2018 and 2017, respectively, which were included in SG&A expenses on the consolidated statements of operations.

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

Revenue Recognition –  On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.  The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of the Company's goods and services and provides financial statement readers with enhanced disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Product Returns – We estimate product returns, including product exchanges under warranty, based on historical experience.  In general, the Company is not contractually obligated to accept returns except for defective product or in instances where the product does not meet the Company's product specifications.  However, the Company may permit its customers to return product for other reasons.  In certain instances, the Company would generally require a significant cancellation penalty payment by the customer.  The Company estimates such returns, where applicable, based upon management's evaluation of historical experience, market acceptance of products produced and known negotiations with customers.  Such estimates are deducted from sales and provided for at the time revenue is recognized. Distribution customers often receive what is referred to as "ship and debit" arrangements, whereby Bel will invoice them at an agreed upon unit price upon shipment of product and a price reduction may be granted if the market price of the product declines after shipment.  Distributors may also be entitled to special pricing discount credits, and certain customers are entitled to return allowances based on previous sales volumes.  Bel deducts estimates for anticipated credits, refunds and returns from sales each quarter based on historical experience.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 14.1% and 16.1% in 2018 and 2017, respectively, of our consolidated total assets.

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

Return to Index
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

Earnings per Share  – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2018 and 2017 which would have had a dilutive effect on earnings per share.

Return to Index

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2018	2017
Numerator:
Net earnings (loss)	$20,709	$(11,897)
Less dividends declared:
Class A	522	522
Class B	2,796	2,757
Undistributed earnings (loss)	$17,391	$(15,176)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$2,999	$(2,635)
Class B undistributed earnings (loss)	14,392	(12,541)
Total undistributed earnings (loss)	$17,391	$(15,176)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$3,521	$(2,113)
Class B net earnings (loss)	17,188	(9,784)
Net earnings (loss)	$20,709	$(11,897)

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	9,939	9,857

Net earnings (loss) per share:
Class A - basic and diluted	$1.62	$(0.97)
Class B - basic and diluted	$1.73	$(0.99)

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are included in cost of sales on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2018 and 2017 amounted to $29.4 million and $28.8 million, respectively.

Fair Value Measurements - We utilize the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  We classify our fair value measurements based on the lowest level of input included in the established three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

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

In connection with the modified retrospective application of the new revenue standards, we recorded an adjustment to increase retained earnings of $3.4 million upon the January 1, 2018 adoption date.  Apart from this adjustment and the inclusion of additional required disclosures in Note 3, the adoption of the new revenue standards did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  Under the new guidance, entities will be required to measure certain equity investments at fair value and recognize any changes in fair value in net earnings, unless the investments qualify for the new practicability exception.  The new standard was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017.  We adopted this guidance on January 1, 2018.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting guidance was effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within those annual reporting periods, and should be applied retrospectively to all periods presented.  This guidance was adopted by the Company effective January 1, 2018 and it did not have any impact on the Company's consolidated statement of cash flows in the periods presented.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Prior U.S. GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party.  The new guidance eliminates the exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This accounting guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance was adopted by the Company effective January 1, 2018 and it did not have a material impact on the Company's consolidated financial position or results of operations.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains/losses, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income.  The guidance also specifies that the amount of costs that can be capitalized will be limited to service cost only.  The Company adopted the guidance of ASU 2017-07 on January 1, 2018 and elected to apply the practical expedient and use the amounts disclosed in Note 13 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as the basis for applying the retrospective application required by the standard.  The amounts reclassified within the statement of operations for the year ended December 31, 2017 were not material.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows.  Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of operations. Under prior GAAP, excess tax benefits were recognized in additional paid-in capital while tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of operations.  The Company adopted this guidance effective January 1, 2017.  Certain provisions required retrospective/modified retrospective transition while others were applied prospectively. In accordance with this guidance, the Company reclassified $1.7 million of cumulative excess tax benefits from additional paid-in capital to retained earnings within the equity section of the consolidated balance sheet as of January 1, 2017.  The Company has elected to continue its method of estimating forfeitures in determining its stock-based compensation expense throughout the year.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The update is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  We adopted this guidance on January 1, 2017.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a "right-of-use" model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.

The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach.  In connection with the adoption, we will elect to utilize the Comparatives Under 840 Option whereby the Company will continue to present prior period financial statements and disclosures under ASC 840.   In addition, we will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.  Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  We are finalizing the necessary changes to our accounting policies, processes, disclosures and internal control over financial reporting, and have implemented a new lease system to facilitate the requirements of the new standard.

Return to Index
Adoption of the new standard is expected to result in the recording of right-of-use assets and lease liabilities related to our operating leases, each in an amount ranging from $18-$22 million, on our consolidated balance sheet as of January 1, 2019.  The difference between the lease assets and lease liabilities, which is expected to be immaterial, will be recorded as an adjustment to retained earnings.  The standard is not expected to materially affect the Company's consolidated net earnings or have any impact on cash flows.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14").  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

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

2. ACQUISITION

On October 1, 2018, the Company completed the acquisition of BCMZ Precision Engineering Limited ("BCMZ"), a UK manufacturer of precision machined components, for approximately $2.6 million in cash.  The transaction was funded with cash on hand.  BCMZ has a diversified portfolio of customers in the automotive, aerospace, defense, telecommunication, fibre-optic and medical industrial sectors and has been a long-term key supplier of precision machined components for our Cinch Connectivity Solutions UK business.  BCMZ is additionally expected to give Cinch the capability to continue to support key defense and industrial customers across Europe with localized in-house machining ability.

The results of operations of BCMZ have been included in the Company's consolidated financial statements for the period subsequent to its acquisition date.  During the year ended December 31, 2018, BCMZ contributed revenue of $0.5 million and an immaterial amount to operating income within the Company's consolidated financial results.  During the year ended December 31, 2018, the Company incurred less than $0.1 million of acquisition-related costs relating to BCMZ.  These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2018.

Return to Index
As of the acquisition date, balances recorded approximated fair value. The identifiable assets acquired included $0.4 million assigned to customer relationships which will be amortized over its estimated future life of 10 years utilizing the straight-line method.

As of
October 1, 2018
Acquisition Date
Identifiable assets acquired	$2,986
Liabilities assumed	(1,688)
Net identifiable assets acquired	1,298
Goodwill	1,290
Net assets acquired	$2,588

Fair value of consideration transferred	$2,588

The goodwill noted above related to the BCMZ acquisition will be allocated to the Company's Europe operating segment.  The Company is uncertain at this time how much of the goodwill, if any, will be deductible for tax purposes.
The inclusion of BCMZ's results, assuming the acquisition of BCMZ was completed as of January 1, 2017, would not have had a material impact on the Company's consolidated results of operations during 2017 or 2018.

3.   REVENUE

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

Return to Index
Types of Contracts

Substantially all of the Company's revenue is derived from contracts with its customers under one of the following types of contracts:

•
Direct with customer: This includes contracts with original equipment manufacturers (OEMs), original design manufacturers (ODMs), and contract manufacturers (CMs).  The nature of Bel's products are such that they represent components which are installed in various end applications (e.g., servers, aircraft, missiles and rail applications).  The OEM, ODM or CM that purchases our product for further installation are our end customers.  Contracts with these customers are broad-based and cover general terms and conditions.  Details such as order volume and pricing are typically contained in individual purchase orders, and as a result, we view each product on each purchase order as an individual performance obligation. Incremental services included in the contracts, such as training, tooling and other customer support are determined to be immaterial in the context of the contract, both individually and in the aggregate.   Revenue under these contracts is generally recognized at a point in time, generally upon shipping or delivery, which closely mirrors the shipping terms dictated by the applicable contract.

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

Return to Index
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$135,454	$17,140	$34,130	$186,724
Magnetic solutions	37,805	137,998	9,604	185,407
Power solutions and protection	98,432	32,065	45,556	176,053
	$271,691	$187,203	$89,290	$548,184

By Sales Channel:
Direct to customer	$175,290	$161,114	$62,255	$398,659
Through distribution	96,401	26,089	27,035	149,525
	$271,691	$187,203	$89,290	$548,184

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Balance Sheet
Unbilled receivables	$-	$14,536	$14,536
Inventory	107,719	(11,044)	96,675
Other current liabilities	6,204	43	6,247
Retained earnings	147,807	3,449	151,256

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our balance sheet as of December 31, 2018 and consolidated statement of operations for the year ended December 31, 2018 was as follows:

	As of December 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Balance Sheet
Assets
Unbilled receivables	$15,799	$-	$15,799
Inventories	120,068	131,885	(11,817)

Liabilities
Other current liabilities	15,061	15,041	20

Equity
Retained earnings	168,695	164,734	3,961

Return to Index

	Year Ended December 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
	Reported	of ASC 606	Higher/(Lower)

Statement of Operations
Net sales	$548,184	$546,922	$1,262
Cost of sales	438,414	437,641	773
Operating income	29,611	29,122	489
Provision for income taxes	2,907	2,930	(23)
Net earnings	20,709	20,197	512

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

The balances of the Company's contract assets and contract liabilities at December 31, 2018 and January 1, 2018 are as follows:

	December 31,	January 1,
	2018	2018

Contract assets - current (unbilled receivable)	$15,799	$14,536
Contract liabilities - current (deferred revenue)	$1,036	$855

The change in balance of our unbilled receivables from January 1, 2018 to December 31, 2018 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

A tabular presentation of the activity within the deferred revenue account for the year ended December 31, 2018 is presented below:

Year Ended
December 31, 2018
Balance, January 1	$855
New advance payments received	6,517
Recognized as revenue during period	(6,322)
Currency translation	(14)
Balance, December 31	$1,036

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of December 31, 2018 related to contracts that exceed one year in duration amounted to $18.2 million, with expected contract expiration dates that range from 2020 - 2024. It is expected that 78% of this aggregate amount will be recognized in 2020, 20% will be recognized in 2021 and the remainder will be recognized in years beyond 2021.  The majority of the Company's total backlog of orders at December 31, 2018 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

Return to Index
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

The changes in the carrying value of goodwill classified by our segment reporting structure for the years ended December 31, 2018 and 2017 are as follows:

	Total	North America		Asia	Europe

Balance at January 1, 2017:
Goodwill, gross	$146,542	S	63,364	$54,508	$28,670
Accumulated impairment charges	(128,591)		(54,474)	(54,508)	(19,609)
Goodwill, net	17,951		8,890	-	9,061

Foreign currency translation	2,226		-	-	2,226

Balance at December 31, 2017:
Goodwill, gross	148,768		63,364	54,508	30,896
Accumulated impairment charges	(128,591)		(54,474)	(54,508)	(19,609)
Goodwill, net	20,177		8,890	-	11,287

Goodwill allocation related to acquisition	1,290		-	-	1,290
Foreign currency translation	(1,650)		-	-	(1,650)

Balance at December 31, 2018:
Goodwill, gross	148,408		63,364	54,508	30,536
Accumulated impairment charges	(128,591)		(54,474)	(54,508)	(19,609)
Goodwill, net	$19,817		$8,890	$-	$10,927

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

Return to Index
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

2018 Annual Impairment Test

During the fourth quarter of 2018, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of each of the Company's reporting units exceeded the respective carrying values and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2018 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
North America	20.3%
Europe	23.8%

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2018 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

2017 Annual Impairment Test

Based on annual impairment tests performed in the prior year, there was no indication of goodwill impairment at the October 1, 2017 testing date.

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis.  Other intangible assets, excluding trademarks, are being amortized over 1 to 16 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2018, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

Return to Index
The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,845	$18,281	$20,564	$39,218	$14,926	$24,292
Customer relationships	44,588	14,193	30,395	44,704	11,478	33,226
Non-compete agreements	2,683	2,683	-	2,711	2,711	-
Trademarks	11,770	40	11,730	11,888	40	11,848

	$97,886	$35,197	$62,689	$98,521	$29,155	$69,366

Amortization expense was $6.4 million and $6.7 million in 2018 and 2017, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2019	$6,289
2020	6,263
2021	6,248
2022	4,877
2023	3,621

2018 Annual Impairment Test

The Company completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2018, noting no impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2018 and that there was no indication of impairment.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2017, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of securities that are among the Company's investments in a rabbi trust which are intended to fund the Company's Supplemental Executive Retirement Plan ("SERP") obligations, and other marketable securities described below.  The securities that are held in the rabbi trust are categorized as available-for-sale securities and are included as other assets in the accompanying consolidated balance sheets at December 31, 2017.  The gross unrealized gains associated with the investments held in the rabbi trust were $0.2 million at December 31, 2017.  Such unrealized gains are included, net of tax, in accumulated other comprehensive income. During 2018, the Company sold its securities and realized a gain on sale of $0.2 million.  The proceeds of $1.3 million were reinvested in other securities within the rabbi trust.

As of December 31, 2018 and 2017, our available-for-sale securities, which primarily consist of investments held in a rabbi trust of $1.4 million and $1.5 million, respectively, are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2018 or 2017.  There were no changes to the Company's valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2018.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2018 or 2017.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company's long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2018 and 2017, the estimated fair value of total debt was $117.9 million and $124.8 million, respectively, compared to a carrying amount of $114.2 million and $122.7 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, the Company has obligations of $18.7 million and $19.1 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2018 and 2017, these assets had a combined value of $13.0 million and $14.0 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $11.6 million and $12.3 million at December 31, 2018 and 2017, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded (expense) income to account for the (decrease) increase in cash surrender value in the amount of ($0.4) million and $1.3 million during the years ended December 31, 2018 and 2017, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2018 and 2017.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2018 and 2017, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $1.4 million and $1.3 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2018 and 2017, the fair market value of these investments was $1.4 million and $1.5 million, respectively.  The gross unrealized gain of $0 and $0.2 million at December 31, 2018 and 2017, respectively, has been included, net of tax, in accumulated other comprehensive income (loss).

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2018	2017
Raw materials	$63,348	$46,712
Work in progress	21,441	17,688
Finished goods	35,279	43,319
Inventories	$120,068	$107,719

Return to Index

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2018	2017
Land	$2,251	$2,259
Buildings and improvements	30,119	30,761
Machinery and equipment	126,747	122,773
Construction in progress	4,687	1,511
	163,804	157,304
Accumulated depreciation	(119,872)	(113,809)
Property, plant and equipment, net	$43,932	$43,495

Depreciation expense for the years ended December 31, 2018 and 2017 was $11.8 million and $14.0 million, respectively.

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

At December 31, 2018 and 2017, the Company has approximately $28.9 million and $30.4 million, respectively, of liabilities for uncertain tax positions ($1.4 million and $2.5 million, respectively, is included in other current liabilities on the consolidated balance sheets and $27.5 million and $27.9 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company's effective tax rate.  As of December 31, 2018, approximately $1.1 million of the Company's liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company's consolidated financial statements at December 31, 2018. A total of $1.1 million of the liability for uncertain tax positions, of which $1.0 million related to the 2008 tax year is scheduled to expire on June 1, 2019.  The remaining $0.1 million relates to the 2015 tax year and is scheduled to expire on September 15, 2019.  A total of $2.5 million of the liability for uncertain tax positions expired during the year ended December 31, 2018, of which $1.1 million related to the 2006 tax year and $1.4 million related to the 2014 tax year.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2018	2017
Liability for uncertain tax positions - January 1	$30,430	$27,828
Additions based on tax positions
related to the current year	1,703	2,168
Additions relating to acquisitions	-	-
Translation adjustment	(657)	804
Settlement/expiration of statutes of limitations	(2,525)	(370)
Liability for uncertain tax positions - December 31	$28,951	$30,430

The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2018 and 2017, the Company recognized $1.3 million and $0.9 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2018 and 2017, the Company recognized a benefit of $0.3 million and zero, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of a liability for uncertain tax positions, respectively.  The Company has approximately $3.8 million and $3.2 million accrued for the payment of interest and penalties at December 31, 2018 and 2017, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

Return to Index
The Company's total earnings (loss) before provision (benefit) for income taxes included earnings (loss) from domestic operations of $0.3 million and ($2.0) million for 2018 and 2017, respectively, and  earnings (loss) before provision (benefit) for income taxes from foreign operations of $23.3 million and $11.7 million for 2018 and 2017, respectively.

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2018	2017
Current:
Federal	$(3,517)	$16,055
State	152	115
Foreign	3,782	5,685
	417	21,855
Deferred:
Federal	2,895	(1,312)
State	196	(329)
Foreign	(601)	1,326
	2,490	(315)

	$2,907	$21,540

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2018		2017
	$	%	$	%
Tax provision computed at the
federal statutory rate	$4,959	21%	$3,375	35%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	1,231	5%	(2,531)	(26%)

(Reversal of) increase in liability for uncertain
tax positions - net	(822)	(3%)	1,082	11%

Impact of U.S. Tax Reform	(2,628)	(11%)	19,171	199%

Utilization of research and experimentation, solar and foreign
tax credits	(300)	(1%)	(272)	(3%)

State taxes, net of federal benefit	322	1%	(261)	(3%)

Foreign tax on gain, net of federal benefit	-	0%	1,223	13%

Other, including qualified production activity credits, SERP/COLI income, under/(over) accruals, unrealized foreign exchange gains
and amortization of purchase accounting intangibles	145	1%	(247)	(3%)
Tax provision computed at the Company's
effective tax rate	$2,907	12%	$21,540	223%

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company's sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the PRC. This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  On September 21, 2018, the Executive Council of the Macao SAR Government proposed to abolish the existing Offshore Law. It is proposed that the existing law and the relevant regulations related to the offshore business will be abolished, and that the operating permit to carry on offshore business will be terminated on January 1, 2021. The Company is currently looking at other options for the Company's operations.  Additionally, the Company established TRP International, a China Business Trust ("CBT"), when it acquired the TRP group, as previously discussed.  Sales by the CBT consists of products manufactured in the PRC and sold to third-party customers inside and outside Asia.  The CBT is not subject to PRC income taxes, which are generally imposed at a tax rate of 25%.

Return to Index
As of December 31, 2018, the Company has gross foreign income tax net operating losses ("NOL") of $35.6 million, foreign tax credits of $0.3 million and capital loss carryforwards of $0.2 million which amount to a total of $8.2 million of deferred tax assets.  The Company has established valuation allowances totaling $8.2 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $2.1 million, including $1.8 million of NOLs acquired from Array, which amount to $0.4 million of deferred tax assets and tax credit carryforwards of $1.5 million. The Company has established valuation allowances of $1.0 million against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2026 – 2027, the state NOL's expire at various times during 2019 – 2032 and the tax credit carryforwards expire at various times during 2025 - 2034.

The Company's intention is to repatriate certain amounts of cash from its China operations, which include its wholly owned PRC subsidiary, Dongguan Transpower Electric Products Co., Ltd, a Chinese Limited Liability Company, to the U.S.  Applicable income and dividend withholding taxes of $0.4 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2018.

During the fourth quarter of 2018, the Company completed the analysis of the impacts of the U.S. tax reform and recognized the tax consequences of all unremitted foreign earnings.  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised earnings and profit computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in the reduction of the Company's provisional estimate from $18.1 million to $15.5 million. After payments made during 2018, the remaining deemed repatriation taxes payable of $10.8 million is included in other current liabilities on the Company's consolidated balance sheet at December 31, 2018 due to an Internal Revenue Service notice received in December 2018.

Except for the distribution noted above, management's intention is to permanently reinvest the remaining unremitted earnings of our foreign subsidiaries as of December 31, 2018.  Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and determined that these basis differences will be indefinitely reinvested.

Return to Index
Components of deferred income tax assets are as follows:

	December 31,
	2018	2017
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$1,000	$1,033
Unfunded pension liability	605	1,139
Reserves and accruals	2,483	2,828
Federal, state and foreign net operating loss
and credit carryforwards	8,370	10,524
Depreciation	850	917
Other accruals	5,641	4,915
Total deferred tax assets	18,949	21,356
Deferred tax liabilities:
Depreciation	1,666	989
Amortization	7,930	8,490
Other accruals	893	946
Total deferred tax liabilities	10,489	10,425
Valuation allowance	9,200	8,343
Net deferred tax (liabilities)/assets	$(740)	$2,588

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2018 and 2017, borrowings outstanding related to the respective term loans described below were $116.0 million and $125.0 million, respectively, with no borrowings outstanding under the applicable revolver at either date. The unused credit available under the applicable credit facility was $75.0 million at each of December 31, 2018 and December 31, 2017.  At December 31, 2018 and 2017, the carrying value of the debt on the consolidated balance sheets is reflected net of $1.8 million and $2.3 million, respectively, of deferred financing costs.

The interest rate in effect at December 31, 2018 was 4.31%, which consisted of LIBOR of 2.56% plus the Company's margin of 1.75%.  The interest rate in effect at December 31, 2017 was 3.38%, which consisted of LIBOR of 1.63% plus the Company's margin of 1.75%.  In connection with its outstanding borrowings and amortization of the deferred financing costs described below, the Company incurred $5.3 million and $6.8 million of interest expense during the years ended December 31, 2018 and 2017, respectively.

2014 Credit and Security Agreement

On June 19, 2014, the Company entered into a senior Credit and Security Agreement with KeyBank National Association ("KeyBank"), as administrative agent and lender, which was amended on June 30, 2014 principally to add a syndicate of additional lenders (as so amended, the "2014 CSA").  The 2014 CSA consisted of (i) a $50 million revolving credit facility ("Revolver"), (ii) a $145 million term loan facility ("Term Loan") and (iii) a $70 million delayed draw term loan ("DDTL").  The maturity date of the 2014 CSA was June 18, 2019.  The Company recorded $5.8 million of deferred financing costs associated with the 2014 CSA, to be amortized through interest expense over the 5-year term of the agreement.

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

Return to Index

2017 Amendment and Refinancing

On December 11, 2017, the Company refinanced the borrowings under the 2014 CSA and further amended its terms as follows: (i) extended the maturity date to December 11, 2022, (ii) revised the amount of the Term Loan to $125.0 million, (iii) increased the amount available under the Revolver to $75.0 million, (iv) reduced mandatory amortization payments over the first four years of the new 5-year term; and (v) reduced the pricing grid related to interest expense, among other items (the "2017 CSA").  Concurrent with its entry into the 2017 CSA, the Company's outstanding balances due under the DDTL and Revolver were paid in full.  In connection with 2017 CSA and related refinancing, the Company paid $1.8 million of deferred financing costs.  Due to the magnitude of the modifications to the 2014 CSA, including a reduction in the number of lenders within the syndicate, this modification was deemed an extinguishment of the balances outstanding related to the Term Loan and DDTL that originated under the 2014 CSA.  As a result, $1.0 million of existing deferred financing costs were accelerated and recorded as interest expense during the fourth quarter of 2017.

Under the terms of the 2017 CSA, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $75 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The obligations of the Company under the 2017 CSA are guaranteed by certain of the Company's material U.S. subsidiaries (together with the Company, the "Loan Parties") and are secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties' material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties' direct foreign subsidiaries.

The borrowings under the 2017 CSA bear interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.375% per annum to 2.75% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which is the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.375% per annum to 1.75% per annum, depending on the Company's leverage ratio.

The 2017 CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At December 31, 2018, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Scheduled principal payments of the total debt outstanding at December 31, 2018 are as follows (in thousands):

2019	$2,974
2020	5,948
2021	5,948
2022	101,118
Total long-term debt	115,988
Less: Current maturities of long-term debt	(2,974)
Noncurrent portion of long-term debt	$113,014

Return to Index

11.   ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2018	2017
Sales commissions	$2,609	$2,461
Subcontracting labor	1,550	1,408
Salaries, bonuses and related benefits	18,275	16,531
Warranty accrual	1,078	1,769
Other	8,778	8,339
	$32,290	$30,508

The change in warranty accrual during 2018 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during 2018.

12.   SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Years Ended December 31,
	2018	2017
Net Sales to External Customers:
North America	$271,691	$245,834
Asia	187,203	167,680
Europe	89,290	78,097
	$548,184	$491,611

Net Sales:
North America	$284,245	$257,541
Asia	279,965	249,506
Europe	103,853	89,765
Less intercompany
net sales	(119,879)	(105,201)
	$548,184	$491,611

Income from Operations:
North America	$6,769	$6,195
Asia	16,621	8,964
Europe	6,221	2,227
	$29,611	$17,386

Total Assets:
North America	$177,902	$172,674
Asia	175,713	152,447
Europe	89,909	106,144
	$443,524	$431,265

Capital Expenditures:
North America	$4,836	$1,734
Asia	5,661	2,617
Europe	1,097	2,074
	$11,594	$6,425

Depreciation and Amortization Expense:
North America	$8,906	$10,641
Asia	5,842	6,728
Europe	3,459	3,349
	$18,207	$20,718

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

	Years Ended December 31,
	2018	2017
Net Sales by Geographic Location:

United States	$271,691	$245,834
Macao	187,204	167,681
United Kingdom	26,340	24,110
Slovakia	24,123	14,194
Germany	15,298	13,857
Switzerland	13,279	15,366
All other foreign countries	10,249	10,569
Consolidated net sales	$548,184	$491,611

Net Sales by Major Product Line:

Connectivity solutions	$186,724	$170,337
Magnetic solutions	185,407	161,011
Power solutions and protection	176,053	160,263
Consolidated net sales	$548,184	$491,611

The following is a summary of long-lived assets by geographic area as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Long-lived Assets by Geographic Location:

United States	$27,505	$27,594
People's Republic of China (PRC)	29,563	30,151
Slovakia	6,475	7,625
Switzerland	3,023	3,632
United Kingdom	2,330	1,345
All other foreign countries	1,117	1,121
Consolidated long-lived assets	$70,013	$71,468

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 41.3% of its identifiable assets are located in Asia.

Return to Index
Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in each of 2018 and 2017.  The net sales associated with this customer was $67.7 million in 2018 (12.3% of sales) and $57.7 million in 2017 (11.7% of sales). Net sales related to this significant customer were primarily reflected in the Asia operating segment during each of the two years discussed.

13. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended December 31, 2018 and 2017 amounted to $1.3 million and $1.2 million, respectively. As of December 31, 2018, the plan owned 114,839 and 127,733 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2018 and 2017 amounted to approximately $0.3 million in each year. As of December 31, 2018, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments  under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2018 and 2017 amounted to $1.8 million and $1.7 million, respectively.

Return to Index

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017

Service Cost	$732	$700
Interest Cost	664	673
Net amortization	443	375
Net periodic benefit cost	$1,839	$1,748

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

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Fair value of plan assets, January 1	$-	$-
Company contributions	325	240
Benefits paid	(325)	(240)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$19,134	$16,900
Service cost	732	700
Interest cost	664	673
Benefits paid	(325)	(240)
Plan amendments	39	198
Actuarial (gains) losses	(1,568)	903
Benefit obligation, December 31	18,676	19,134
Underfunded status, December 31	$(18,676)	$(19,134)

The Company has recorded the 2018 and 2017 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $16.5 million as of December 31, 2018 and $16.1 million as of December 31, 2017.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $13.0 million and $14.0 million at December 31, 2018 and 2017, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.2 million.  The Company expects to make contributions of $0.3 million to the SERP in 2019.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2019, as the plan has no assets.

Return to Index

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2019	$379
2020	659
2021	679
2022	902
2023	941
2024 - 2028	5,409

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2018	2017
Prior service cost	$918	$1,135
Net loss	1,977	3,732
	$2,895	$4,867

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2018	2017
Net periodic benefit cost:
Discount rate	3.50%	4.00%
Rate of compensation increase	3.00%	3.00%
Benefit obligation:
Discount rate	4.00%	3.50%
Rate of compensation increase	2.50%	3.00%

14.  SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2018, 359,100 shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.8 million and $3.0 million for 2018 and 2017, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2018 and 2017.  At December 31, 2018 and 2017, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2018 and 2017, the Company issued 262,000 shares and 46,400 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers and employees.

Return to Index
A summary of the restricted stock activity under the Program for the year ended December 31, 2018 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term

Outstanding at January 1, 2018	424,500	$23.23	3.0 years
Granted	262,000	24.68
Vested	(129,600)	21.88
Forfeited	(29,000)	21.69
Outstanding at December 31, 2018	527,900	$24.37	3.5 years

As of December 31, 2018, there was $8.7 million of total pretax unrecognized compensation cost included within additional paid-in capital related to non-vested stock based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 3.8 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that substantially all restricted stock awards will vest.

15. COMMON STOCK

As of December 31, 2018, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2018, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2018, to the Company's knowledge, this shareholder owned 23.6% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2018 and 2017, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock.  The Company declared and paid cash dividends totaling $3.3 million in each of 2018 and 2017.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

Return to Index

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under operating leases expiring through May 2027.  Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,

2019	$7,363
2020	6,017
2021	4,967
2022	3,338
2023	1,194
Thereafter	442
$23,321

Rental expense for all leases was approximately $8.0 million and $8.2 million for the years ended December 31, 2018 and 2017, respectively.

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $58.9 million and $45.4 million at December 31, 2018 and December 31, 2017, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $5.2 million and $3.0 million at December 31, 2018 and December 31, 2017, respectively.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2018 and December 31, 2017.

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

Return to Index
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

On June 1, 2018, the Company filed an action against Unipower, LLC in the United States District Court for the Southern District of New York for breach of contract.  Specifically, the Company alleges in its Complaint that Unipower has willfully violated the Master Services Agreement ("MSA") entered into by the parties on January 23, 2015 by failing to make payment for the products it contracted for under the MSA.  The parties entered into a settlement agreement on December 17, 2018 resolving all outstanding claims and a Stipulation of Dismissal was filed and entered on January 10, 2019.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2018 and 2017 are summarized below:

	December 31,
	2018	2017

Foreign currency translation adjustment	$(22,635)	$(16,537)
Unrealized holding gain on available-for-sale
securities, net of taxes of $0 and $85 as of
December 31, 2018 and 2017	12	145
Unfunded SERP liability, net of taxes of ($680) and ($1,635)
as of December 31, 2018 and 2017	(2,215)	(3,233)

Accumulated other comprehensive loss	$(24,838)	$(19,625)

Return to Index

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2018 and 2017 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2017	$(28,976)	$424	$(2,745)		$(31,297)
Other comprehensive income (loss) before reclassifications	12,439	(279)	(733)		11,427
Amounts reclassified from accumulated other
comprehensive income (loss)	-	-	245	(a)	245
Net current period other comprehensive income (loss)	12,439	(279)	(488)		11,672

Balance at December 31, 2017	(16,537)	145	(3,233)		(19,625)

Other comprehensive income (loss) before reclassifications	(6,098)	37	679		(5,382)
Amounts reclassified from accumulated other
comprehensive income (loss)	-	(170)	339	(a)	169
Net current period other comprehensive income (loss)	(6,098)	(133)	1,018		(5,213)

Balance at December 31, 2018	$(22,635)	$12	$(2,215)		$(24,838)

(a)
This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

18. RELATED PARTY TRANSACTIONS

In connection with its acquisition of Power Solutions, the Company acquired a 49% interest in a joint venture in the People's Republic of China ("PRC").  The joint venture purchased raw components and other goods from the Company and sold finished goods to the Company as well as to other third parties.  The Company did not purchase any inventory from the joint venture during 2017.  During the fourth quarter of 2017, the Company divested its 49% interest in the joint venture in exchange for an extinguishment of an accounts payable balance of $0.5 million.  As the interest in the joint venture had a carrying value of zero, a $0.5 million gain was recorded within cost of sales during 2017 related to this divestiture.

Return to Index

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2018, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.
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
Based on their evaluation as of December 31, 2018, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Return to Index
Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	359,100

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	359,100

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Return to Index
PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Form 10-K.

(2) Exhibits

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

10.2†
Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.4
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

10.5
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

10.6
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

Return to Index

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
Daniel Bernstein
President and Chief Executive Officer
Dated: March 8, 2019

 KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Bernstein and Craig Brosious as his/her attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer	March 8, 2019
Daniel Bernstein	and Director

/s/ Robert H. Simandl	Director	March 8, 2019
Robert H. Simandl

/s/ Peter Gilbert	Director	March 8, 2019
Peter Gilbert

/s/ John Tweedy	Director	March 8, 2019
John Tweedy

/s/ Avi Eden	Director	March 8, 2019
Avi Eden

/s/ Mark Segall	Director	March 8, 2019
Mark Segall

/s/ Norman Yeung	Director	March 8, 2019
Norman Yeung

Return to Index

/s/ Eric Nowling	Director	March 8, 2019
Eric Nowling

/s/ Vincent Vellucci	Director	March 8, 2019
Vincent Vellucci

/s/ Craig Brosious	Vice President of Finance and Secretary	March 8, 2019
Craig Brosious	(Principal Financial Officer and Principal
Accounting Officer)