Form 10-Q
period 2019-03-31
BEL FUSE INC /NJ
filed 2019-05-09
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
[ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock ($0.10 par value)	BELFA	Nasdaq Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2019
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	10,075,102

Return to Index

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2018 Annual Report on Form 10-K. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2018 Annual Report on Form 10-K, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$43,191	$53,911
Accounts receivable, net of allowance for doubtful accounts of $1,700
in 2019 and $1,638 in 2018	94,229	91,939
Inventories	124,785	120,068
Unbilled receivables	10,230	15,799
Assets held for sale	1,518	-
Other current assets	9,309	8,792
Total current assets	283,262	290,509

Property, plant and equipment, net	41,864	43,932
Right-of-use assets	19,022
Intangible assets, net	61,267	62,689
Goodwill	20,070	19,817
Deferred income taxes	1,304	496
Other assets	27,451	26,081
Total assets	$454,240	$443,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$48,126	$56,171
Accrued expenses	27,218	32,290
Current portion of long-term debt	3,252	2,508
Operating lease liability, current	6,243	-
Other current liabilities	5,846	15,061
Total current liabilities	90,685	106,030

Long-term Liabilities:
Long-term debt	110,333	111,705
Operating lease liability, long-term	13,044	-
Liability for uncertain tax positions	28,272	27,553
Minimum pension obligation and unfunded pension liability	18,907	18,683
Deferred income taxes	1,201	1,161
Other liabilities	13,645	1,922
Total liabilities	276,087	267,054

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 10,085,102 in 2019 and 10,092,352
in 2018 (net of 3,218,307 treasury shares)	1,008	1,009
Additional paid-in capital	32,201	31,387
Retained earnings	169,451	168,695
Accumulated other comprehensive loss	(24,724)	(24,838)
Total stockholders' equity	178,153	176,470
Total liabilities and stockholders' equity	$454,240	$443,524
See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net sales	$125,389	$118,251
Cost of sales	101,829	97,118
Gross profit	23,560	21,133

Selling, general and administrative expense	19,798	20,692
Restructuring charges	946	4
Income from operations	2,816	437

Interest expense	(1,440)	(1,177)
Other income/expense, net	(206)	(238)
Earnings (loss) before provision for income taxes	1,170	(978)

Provision for income taxes	39	325
Net earnings (loss) available to common stockholders	$1,131	$(1,303)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.08	$(0.11)
Class B common share - basic and diluted	$0.09	$(0.11)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175
Class B common share - basic and diluted	10,089	9,856

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net earnings (loss) available to common stockholders	$1,131	$(1,303)

Other comprehensive income:
Currency translation adjustment, net of taxes of $17 in 2019 and $25 in 2018	540	4,017
Unrealized holding gains on marketable securities arising during the period,
net of taxes of $0 in 2019 and $20 in 2018	-	(31)
Change in unfunded SERP liability, net of taxes of ($11) in 2019 and ($25) in 2018	37	86
Other comprehensive income	577	4,072

Comprehensive income	$1,708	$2,769

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Three Months Ended March 31, 2019	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net earnings	1,131	1,131	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(708)	(708)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	540	-	540	-	-	-
Stock-based compensation expense	813	-	-	-	-	813
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-

Balance at March 31, 2019	178,153	169,451	(24,724)	217	1,008	32,201

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Three Months Ended March 31, 2018	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2017	$157,960	$147,807	$(19,625)	$217	$986	$28,575
Net loss	(1,303)	(1,303)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(700)	(700)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $25	4,017	-	4,017	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of $20	(31)	-	(31)	-	-	-
Stock-based compensation expense	779	-	-	-	-	779
Change in unfunded SERP liability, net of taxes of ($25)	86	-	86	-	-	-
Effect of adoption of ASU 2014-09 (Topic 606)	3,497	3,497	-	-	-	-

Balance at March 31, 2018	$164,175	$149,171	$(15,553)	$217	$985	$29,355

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net earnings (loss)	$1,131	$(1,303)
Adjustments to reconcile net earnings (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	4,110	4,776
Stock-based compensation	813	779
Amortization of deferred financing costs	115	120
Deferred income taxes	(756)	(505)
Net unrealized losses on foreign currency revaluation	573	1,002
Other, net	950	518
Changes in operating assets and liabilities:
Accounts receivable	(2,285)	2,528
Unbilled receivables	5,569	893
Inventories	(4,239)	(4,734)
Account payable	(8,493)	(777)
Accrued expenses	(5,044)	(3,616)
Other operating assets/liabilities, net	1,299	645
Net cash (used in) provided by operating activities	(6,257)	326

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,437)	(2,216)
Proceeds from disposal/sale of property, plant and equipment	2	48
Net cash used in investing activities	(2,435)	(2,168)

Cash flows from financing activities:
Dividends paid to common stockholders	(800)	(791)
Borrowings under revolving credit line	10,000	-
Repayments of revolving credit line	(10,000)	-
Repayments of long-term debt	(744)	(781)
Net cash used in financing activities	(1,544)	(1,572)

Effect of exchange rate changes on cash and cash equivalents	(484)	912

Net decrease in cash and cash equivalents	(10,720)	(2,502)
Cash and cash equivalents - beginning of period	53,911	69,354
Cash and cash equivalents - end of period	$43,191	$66,852

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$926	$1,040
Interest payment	$1,216	$1,079

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2018.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations, including the interim reporting requirements, of the U.S. Securities and Exchange Commission ("SEC").  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There were no significant changes to these accounting policies during the three months ended March 31, 2019, except as discussed in Note 12, Leases, related to the adoption of the new lease standard.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842) (“ASU 2016-02”), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.

The Company adopted ASU 2016-02 as amended effective January 1, 2019 using the modified retrospective approach.  In connection with the adoption, we elected to utilize the Comparatives Under 840 Option whereby the Company will continue to present prior period financial statements and disclosures under ASC 840.   In addition, we elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.  Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  We implemented a new lease system to facilitate the requirements of the new standard and completed the necessary changes to our accounting policies, processes, disclosures and internal control over financial reporting.

Adoption of the new standard resulted in the recording of right-of-use assets in the amount of $20.7 million and lease liabilities related to our operating leases in the amount of $21.0 million on our consolidated balance sheet as of January 1, 2019.  The standard did not materially affect the Company’s consolidated net earnings or have any impact on cash flows.  See Note 12, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized.  This guidance was adopted by the Company effective January 1, 2019.  In accordance with this guidance, the Company reclassified $0.5 million of stranded tax effects from accumulated other comprehensive income to retained earnings within the equity section of the condensed consolidated balance sheet as of January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Return to Index
In May 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This guidance will better align the treatment of share-based payments to nonemployees with the requirements for such share-based payments granted to employees.  This guidance is effective for all public entities for fiscal years beginning after December 15, 2018, including interim periods within that year.  This guidance was adopted by the Company effective January 1, 2019 and did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments, and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, with early adoption permitted.  Management is currently assessing the impact ASU 2016-13 will have on the Company, but it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is required to adopt ASU 2017-04 for its annual or any interim goodwill impairment tests for annual periods beginning after December 15, 2019, and the guidance is to be applied on a prospective basis.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently assessing the impact the new guidance will have on our disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Cost.  This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted.  The Company is currently evaluating the impacts that adoption of this ASU will have on its consolidated financial statements.

2.	REVENUE

The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

Return to Index
	Three Months Ended March 31, 2019
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$32,121	$3,475	$8,765	$44,361
Magnetic solutions	8,945	27,090	2,221	38,256
Power solutions and protection	23,521	6,712	12,539	42,772
	$64,587	$37,277	$23,525	$125,389

By Sales Channel:
Direct to customer	$43,881	$31,128	$16,213	$91,222
Through distribution	20,706	6,149	7,312	34,167
	$64,587	$37,277	$23,525	$125,389

	Three Months Ended March 31, 2018
	North
	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$31,046	$3,420	$8,453	$42,919
Magnetic solutions	8,051	27,825	2,352	38,228
Power solutions and protection	20,360	7,375	9,369	37,104
	$59,457	$38,620	$20,174	$118,251

By Sales Channel:
Direct to customer	$37,897	$32,927	$14,193	$85,017
Through distribution	21,560	5,693	5,981	33,234
	$59,457	$38,620	$20,174	$118,251

The balances of the Company’s contract assets and contract liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018

Contract assets - current (unbilled receivable)	$10,230	$15,799
Contract liabilities - current (deferred revenue)	$955	$1,036

The change in balance of our unbilled receivables from December 31, 2018 to March 31, 2019 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2019 related to contracts that exceed one year in duration amounted to $16.0 million, with expected contract expiration dates that range from 2020 - 2025. It is expected that 47% of this aggregate amount will be recognized in 2020, 48% will be recognized in 2021 and the remainder will be recognized in years beyond 2021.

3.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three months ended March 31, 2019 and 2018:

Return to Index
	Three Months Ended
	March 31,
	2019	2018

Numerator:
Net earnings (loss)	$1,131	$(1,303)
Less dividends declared:
Class A	130	130
Class B	708	700
Undistributed earnings (loss)	$293	$(2,133)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$50	$(370)
Class B undistributed earnings (loss)	243	(1,763)
Total undistributed earnings (loss)	$293	$(2,133)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$180	$(240)
Class B net earnings (loss)	951	(1,063)
Net earnings (loss)	$1,131	$(1,303)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175
Class B - basic and diluted	10,089	9,856

Net earnings (loss) per share:
Class A - basic and diluted	$0.08	$(0.11)
Class B - basic and diluted	$0.09	$(0.11)

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

As of March 31, 2019 and December 31, 2018, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $1.3 million at March 31, 2019 and $1.4 million at December 31, 2018.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2019 or March 31, 2018.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2019 or March 31, 2018.

There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At March 31, 2019 and December 31, 2018, the estimated fair value of total debt was $118.0 million and $117.9 million, respectively, compared to a carrying amount of $113.6 million and $114.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2019.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. There were no triggering events that occurred during the three months ended March 31, 2019 that would warrant interim impairment testing.

Return to Index
5.  INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2019	2018
Raw materials	$58,425	$63,348
Work in progress	27,261	21,441
Finished goods	39,099	35,279
Inventories	$124,785	$120,068

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2019	2018
Land	$1,430	$2,251
Buildings and improvements	29,300	30,119
Machinery and equipment	127,488	126,747
Construction in progress	5,237	4,687
	163,455	163,804
Accumulated depreciation	(121,591)	(119,872)
Property, plant and equipment, net	$41,864	$43,932

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2.5 million and $3.2 million, respectively.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

Asset Held for Sale

During the first quarter of 2019, the Company finalized its plans to transition its manufacturing and warehousing operations from its Inwood, New York facility to Bel’s existing facilities in Glen Rock, Pennsylvania and the Dominican Republic.  In connection with this transition, the Company has classified $1.5 million of property, plant and equipment as held for sale on the accompanying condensed consolidated balance sheet at March 31, 2019.  The Company expects the transition to be complete by the end of the third quarter of 2019.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Sales commissions	$2,600	$2,609
Subcontracting labor	1,520	1,550
Salaries, bonuses and related benefits	13,479	18,275
Warranty accrual	1,116	1,078
Other	8,503	8,778
	$27,218	$32,290

The change in warranty accrual during the three months ended March 31, 2019 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2019.

Return to Index
Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the three months ended March 31, 2019 are as follows:

		Three Months Ended
		March 31, 2019
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2018	Charges	Settlements	2019
Severance costs	$-	$207	$(63)	$144
Other restructuring costs	-	740	-	740
Total	$-	$947	$(63)	$884

During the three months ended March 31, 2019, the Company’s restructuring charges included $0.8 million of costs associated with the Company’s decision to transition manufacturing and warehousing operations from our Inwood, New York facility to other existing Bel facilities.  The balance of the restructuring charges related to the realignment of our R&D resources dedicated to our Power Solutions and Protection group.

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the “CSA”).  The CSA consists of (i) a term loan, with outstanding borrowings of $115.2 million and $116.0 million at March 31, 2019 and December 31, 2018, respectively and (ii) a $75 million revolving credit facility (“Revolver”), with no outstanding borrowings at March 31, 2019 or December 31, 2018.  The CSA has a maturity date of December 11, 2022.  At March 31, 2019 and December 31, 2018, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.7 million and $1.8 million, respectively, of deferred financing costs. During the three months ended March 31, 2019, the Company borrowed $10.0 million from its revolver, all of which was repaid by March 31, 2019.
The weighted-average interest rate in effect was 4.25% at March 31, 2019 and 4.31% at December 31, 2018 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.4 million and $1.2 million of interest expense during the three months ended March 31, 2019 and March 31, 2018, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and for state examinations before 2012.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2008 in Asia and generally 2010 in Europe.  The Company is currently under examination by the taxing authorities in Slovakia for the tax year 2014.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at March 31, 2019.  The Company’s liabilities for uncertain tax positions totaled $29.4 million and $28.9 million at March 31, 2019 and December 31, 2018, respectively, of which $1.1 million and $1.4 million is included in other current liabilities at March 31, 2019 and December 31, 2018, respectively.  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of March 31, 2019, approximately $1.1 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during 2019 by way of expiration of the related statute of limitations.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million in interest and penalties in the condensed consolidated statements of operations during each period.  During the three months ended March 31, 2019 and 2018, the Company recognized a benefit of $0.3 million and zero, respectively, for the reversal of such interest and penalties, relating to the settlement of the liability for uncertain tax positions.  The Company has approximately $4.8 million and $3.8 million accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

Return to Index
The Company continues to monitor the impacts of the U.S. tax reform and supplementary guidance as it becomes available.  At December 31, 2018, the remaining balance of the deemed repatriation tax was included in other current liabilities on the Company’s condensed consolidated balance sheet.  At March 31, 2019, the majority of the deemed repatriation tax is included in other long-term liabilities on the Company's condensed consolidated balance sheet due to clarification of an Internal Revenue Service notice received in December 2018.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The expense for the three months ended March 31, 2019 and 2018 amounted to $0.3 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2019, the plan owned 121,261 and 122,056 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2019 and 2018 amounted to approximately $0.1 million in both periods. As of March 31, 2019, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2019	2018
Service cost	$144	$183
Interest cost	185	166
Net amortization	48	111
Net periodic benefit cost	$377	$460

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income/expense, net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2019	2018
Prior service cost	$873	$918
Net loss	1,974	1,977
	$2,847	$2,895

Return to Index

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 are summarized below:

	March 31,	December 31,
	2019	2018

Foreign currency translation adjustment, net of taxes of ($768) at
March 31, 2019 and ($751) at December 31, 2018	$(22,095)	$(22,635)
Unrealized holding gains on available-for-sale securities, net of taxes of
$0 at March 31, 2019 and $0 at December 31, 2018	12	12
Unfunded SERP liability, net of taxes of ($206) at March 31, 2019
and ($680) at December 31, 2018	(2,641)	(2,215)

Accumulated other comprehensive loss	$(24,724)	$(24,838)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2019 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2019	$(22,635)	$12	$(2,215)		$(24,838)
Other comprehensive income before reclassifications	540	-	6		546
Amount reclassified from accumulated other
comprehensive loss	-	-	31	(a)	31
Net current period other comprehensive income	540	-	37		577

Effect of adoption of ASU 2018-02 (Topic 220)	-	-	(463)		(463)
Balance at March 31, 2019	$(22,095)	$12	$(2,641)		$(24,724)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.
This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

12.   LEASES

The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration.  There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles.  These leases have remaining lease terms ranging from 1 year to 8 years.  Certain of the leases contain options to extend the term of the lease and certain of the leases contain options to terminate the lease within a specified period of time.  These options to extend or terminate a lease are included in the lease term only when it is reasonably likely that the Company will elect that option.  The Company is not a party to any material sublease arrangements.

The components of lease expense, which are included in cost of sales and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:
Three Months Ended March 31, 2019
Amortization of ROU Assets - Finance Leases	$34
Interest on Lease Liabilities - Finance Leases	13
Operating Lease Cost (Cost resulting from lease payments)	1,980
Short-term Lease Cost	68
Variable Lease Cost (Cost excluded from lease payments)	59
Sublease Income	-
Total Lease Cost	$2,154

Return to Index

Supplemental cash flow information related to leases are as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measruement of lease liabilities:
Operating cash flows from operating leases	$2,024
Operating cash flows from finance leases	13
Finance cash flows from finance leases	29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,775
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$19,022
Other current liabilities	6,243
Operating lease liabilities	13,044
Total operating lease liabilities	19,287

Finance Leases:
Property, plant and equipment, gross	$881
Accumulated depreciation	(168)
Property, plant and equipment, net	713
Other current liabilities	118
Other long-term liabilities	654
Total finance lease liabilities	$772

March 31, 2019
Weighted-Average Remaining Lease Term:
Operating leases	3.5 years
Finance leases	5.7 years

Weighted-Average Discount Rate:
Operating leases	6.0%
Finance leases	6.5%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our leases assets are located.

Maturities of lease liabilities were as follows as of March 31, 2019:

Year Ending	Operating	Finance
March 31,	Leases	Leases
2020	$7,170	$164
2021	5,746	163
2022	4,564	162
2023	2,900	162
2024	700	162
Thereafter	329	108
Total undiscounted cash flows	21,409	921
Less imputed interest	(2,122)	(149)
Present value of lease liabilities	$19,287	$772

Return to Index
As of March 31, 2019, the Company did not have any additional operating or financing leases that have not yet commenced.
13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

On June 1, 2018, the Company filed an action against Unipower, LLC in the United States District Court for the Southern District of New York for breach of contract.  Specifically, the Company alleges in its Complaint that Unipower has willfully violated the Master Services Agreement (“MSA”) entered into by the parties on January 23, 2015 by failing to make payment for the products it contracted for under the MSA.  The parties entered into a settlement agreement on December 17, 2018 resolving all outstanding claims and a Stipulation of Dismissal was filed and entered on January 10, 2019.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

14.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income (loss) from operations.  The following is a summary of key financial data:

	Three Months Ended
	March 31,
	2019	2018
Net Sales to External Customers:
North America	$64,587	$59,457
Asia	37,277	38,620
Europe	23,525	20,174
	$125,389	$118,251

Net Sales:
North America	$67,474	$62,570
Asia	62,309	56,139
Europe	26,864	24,312
Less intercompany net sales	(31,258)	(24,770)
	$125,389	$118,251

Income (Loss) from Operations:
North America	$(493)	$(302)
Asia	1,014	(85)
Europe	2,295	824
	$2,816	$437

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

Income (loss) from operations represents net sales less operating costs and expenses and does not include any amounts related to intercompany transactions.

Return to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2018 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2018 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the three months ended March 31, 2019, 51% of the Company’s revenues were derived from North America, 30% from Asia and 19% from its Europe operating segment.  By product group, 35% of sales for the three months ended March 31, 2019 related to the Company’s connectivity solutions products, 34% in power solutions and protection products and 31% in magnetic solutions products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel’s results for the three months ended March 31, 2019 and/or future results include the following:

•
Revenues – The Company’s revenues increased by $7.1 million (or 6.0%) in the first quarter of 2019 as compared to the same period of 2018.  The majority of the sales growth in the first quarter related to continued strength of our power products for datacenter applications.  We also saw increased demand for our connectivity products for use in commercial aerospace applications, particularly from our after-market customers.

•
Backlog – Our backlog of orders amounted to $166.8 million at March 31, 2019, a decline of $4.4 million, or 3%, from December 31, 2018.  Since year-end, we saw an 11% increase in the backlog for our Connectivity Solutions products, driven by additional orders from our commercial aerospace and distribution customers.  The backlog of orders for our Power Solutions and Protection products declined by 7% and backlog for our Magnetic Solutions products was down 13% from year-end 2018 levels.  Order volumes were lower in the first quarter of 2019 as a result of slowdowns in certain markets coupled with customers working down heighted inventory levels which had been built up in response to new product launches and the potential rise in tariffs.

•
Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins, our magnetic products are more labor intensive and are therefore less profitable than the connectivity products and our power products are on the lower end of our profit margin range, due to their high material content.  Fluctuations in sales volume among our product groups will have a corresponding impact on Bel’s profit margins.

Return to Index
•
Pricing and Availability of Materials – While material cost and availability for certain components have started to ease, the higher raw material costs which were in place during 2018, particularly related to resistors, capacitors and mosfets, are still running through our statement of operations as we ship the balance of our inventory on hand from 2018.  Lead times continue to be extended for mosfets and costs for those components remain elevated.  As a result, the Company’s material costs as a percentage of sales increased to 41.8% during the first quarter of 2019 from 40.8% during the first quarter of 2018.

•
Labor Costs – Labor costs during the first quarter of 2019 increased from 11.3% of sales during the first quarter of 2018 to 11.5% of sales during the first quarter of 2019, primarily due to minimum wage increases in Mexico which went into effect on January 1, 2019 as well as minimum wage increases in the PRC which went into effect in the first and third quarters of 2018.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $0.9 million in restructuring costs during the first quarter of 2019.  Of these charges, approximately $0.8 million related to our decision to transition manufacturing and warehousing operations from our Inwood, New York facility to other existing Bel facilities.  The balance of the restructuring charges related to the realignment of our R&D resources dedicated to our Power Solutions and Protection group.  We expect these 2019 initiatives to result in annualized cost savings of $2.1 million beginning in the second half of 2019.  The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Statements.”

•
Impact of Foreign Currency – During the first quarter of 2019, the Company realized foreign exchange transactional losses of $0.6 million, offset by lower labor and overhead costs of $1.7 million related to favorable fluctuations in exchange rates versus 2018. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first quarter of 2019 due to the depreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2018.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $1.7 million lower in 2019.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 9, “Income Taxes”.

After record bookings throughout 2018, we’ve seen slower bookings during the first quarter of 2019 as customers work through their inventory on hand.  While this is expected to put some downward pressure on sales during the second quarter of 2019, we remain generally optimistic for sales improvement in the second half of year.  We anticipate demand on existing programs to be restored once customers work down their current inventory levels.  Sales growth is also expected within the areas of commercial aerospace and key military platforms related to fighter jet, munition and encryption applications later in the year for our connectivity solutions products, and our power products are well positioned on several new HEV applications.  We have also recently released a variety of products to support the upcoming 5G market, which is expected to provide further upside down the road.  The projections in this paragraph represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Statements.”

Summary by Operating Segment

Net sales to external customers by operating segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019		2018
North America	$64,587	51%	$59,457	50%
Asia	37,277	30%	38,620	33%
Europe	23,525	19%	20,174	17%
	$125,389	100%	$118,251	100%

Sales growth in our North America segment during the first quarter of 2019 was led by higher sales of our power products into U.S. datacenter applications and increased demand for our connectivity products from our commercial aerospace customers.  Sales in our Asia segment in the first quarter of 2019 were down slightly as customers related to our magnetic solutions business slowed shipments of products during the quarter in order to work down inventory levels that they had built up in advance of potentially higher tariff costs.  Our Europe segment benefited from additional sales of our power products into European datacenter applications during the first quarter of 2019 as compared to the same quarter of 2018.

Return to Index
Net sales and income (loss) from operations by operating segment for the three months ended March 31, 2019 and 2018 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended
	March 31,
	2019	2018
Total segment sales:
North America	$67,474	$62,570
Asia	62,309	56,139
Europe	26,864	24,312
Total segment sales	156,647	143,021
Reconciling item:
Intersegment sales	(31,258)	(24,770)
Net sales	$125,389	$118,251

Income (loss) from operations:
North America	$(493)	$(302)
Asia	1,014	(85)
Europe	2,295	824
	$2,816	$437

Loss from operations for our North America segment was unfavorably impacted during the first quarter of 2019 by $0.9 million of restructuring costs associated with the transition of manufacturing and warehouse operations from our Inwood, New York facility to other existing Bel facilities, and higher labor costs in Mexico due to an increase in minimum wage rates which went into effect on January 1, 2019.  The increase in income from operations for our Asia segment was in line with the year-over-year sales increase for that segment.  Our Europe segment’s income from operations benefited from higher sales volume and a more favorable exchange rate environment in the first quarter of 2019 as compared to the same quarter of 2018.

Net Sales

The Company’s net sales by major product line for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019		2018
Connectivity solutions	$44,361	35%	$42,919	36%
Magnetic solutions	38,256	31%	38,228	32%
Power solutions and protection	42,772	34%	37,104	32%
	$125,389	100%	$118,251	100%

Connectivity Solutions:

The increase in sales of our connectivity solutions products during the first quarter of 2019 primarily related to higher demand from our commercial aerospace customers, both for new aircraft builds as well as to service after-market needs.

Magnetic Solutions:

Sales of our magnetic products during the first quarter of 2019 were the same in the aggregate as compared to the same quarter of 2018, as higher sales of our Signal transformer products of $0.7 million were offset by lower demand for our MagJack® and discrete components.

Return to Index
Power Solutions and Protection:

Sales of our power solutions and protection products were $5.7 million, or 15.3%, higher in the first quarter of 2019 compared to the same quarter of 2018.  Sales of our Bel Power Solutions products into datacenter applications increased by $6.3 million and sales of our DC/DC power products were $0.5 million higher as compared to last year’s first quarter.  These increases were partially offset by a $1.0 million reduction in sales of our Custom Module products.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
Material costs	41.8%	40.8%
Labor costs	11.5%	11.3%
Research and development expenses	5.7%	6.2%
Other expenses	22.2%	23.8%
Total cost of sales	81.2%	82.1%

Material costs as a percentage of sales increased during the first quarter of 2019 compared to the same period of 2018 primarily due to the industry-wide supply constraints related to certain of our purchased components during 2018.  The finished goods shipped during the first quarter of 2019 still contained some of the higher-cost raw material components.

Labor costs as a percentage of sales also increased during the first quarter of 2019 compared to the same period of 2018 as the PRC government increased the minimum wage in the regions where Bel’s factories are located in February and July of 2018.  As such, the majority of the increases in the PRC did not impact the first quarter of 2018 financial results.  Furthermore, the minimum wage rates in Mexico increased effective January 1, 2019 which also drove labor costs higher in the first quarter of 2019.  These factors were partially offset by a more favorable exchange rate environment related to the Chinese Renminbi and Mexican Peso during the first quarter of 2019 as compared to the same quarter of 2018.

Included in cost of sales is research and development (“R&D”) expense of $7.2 million for the three months ended March 31, 2019 and $7.3 million for the three months ended March 31, 2018.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the first quarter of 2019 by $0.3 million as compared to the same period of 2018, primarily due to lower depreciation and amortization expense during the first quarter of 2019.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense decreased $0.9 million in the three months ended March 31, 2019 as compared with the same period of 2018.  The decrease in SG&A expenses during the 2019 period primarily related to a $0.7 million increase in cash surrender value of our company-owned life insurance policies as a result of the stock market rebounding during the first quarter of 2019.  In addition, foreign exchange losses were $0.4 million lower in 2019 versus the 2018 quarter.  These factors were offset by an increase in ERP implementation costs of $0.7 million during the first quarter of 2019 as our first phase went live in January.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 9, “Income Taxes”.

The provision for income taxes for the three months ended March 31, 2019 and 2018 was less than $0.1 million and $0.3 million, respectively.  The Company’s earnings (loss) before income taxes for the three months ended March 31, 2019, were approximately $2.2 million higher than the same period in 2018, primarily attributable to an increase in the income from the Europe and Asia segments, offset by greater losses in the U.S. segment.  The Company’s effective tax rate was 3.3% and (33.2%) for the three months ended March 31, 2019 and 2018, respectively.  The change in the effective tax rate during the three months ended March 31, 2019 as compared to the same period in 2018, is primarily attributable to a decrease in taxes related to uncertain tax positions and the impact of permanent differences on U.S. tax exempt activities.  See Note 9, “Income Taxes.”

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

At March 31, 2019 and December 31, 2018, $37.9 million and $46.3 million, respectively (or 88% and 86%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first quarter of 2019, the Company repatriated $10.0 million of funds from outside of the U.S., with minimal incremental tax liability.  Management has current intentions to repatriate an additional $10 million of funds from outside of the U.S., with a minimal incremental tax liability, by the end of the third quarter of 2019 with the intent of reducing our outstanding debt balance.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 30.3% of the Company’s total assets at March 31, 2019 and 32.9% of total assets at December 31, 2018. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at March 31, 2019 and 2.7 to 1 at December 31, 2018.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”), and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at March 31, 2019 was $75.0 million, of which we had the ability to borrow $47.4 million without violating our Leverage Ratio covenant based on the Company’s existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three-phase approach through 2020. We currently estimate total costs over the course of this system implementation to be approximately $6.7 million.  The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Statements.”  Since inception of the project, we have incurred a cumulative amount of $6.1 million in connection with this implementation, of which $1.0 million in implementation costs was incurred during the three months ended March 31, 2019.  These costs are included in SG&A on the consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  In relation to this first phase completed, we anticipate annualized cost savings of approximately $1.3 million beginning in the second quarter of 2019. The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Statements.”

Cash Flows

Three Months Ended March 31, 2019

During the three months ended March 31, 2019, the Company’s cash and cash equivalents decreased by $10.7 million.  This decrease was primarily due to the following:

•	net cash used in operating activities of $6.3 million;
•	purchases of property, plant and equipment of $2.4 million;
•	dividend payments of $0.8 million; and
•	repayments of long-term debt of $0.7 million

During the three months ended March 31, 2019, accounts receivable increased by $2.3 million primarily due to a $2.4 million increase in sales during the month of March 2019 as compared to the month of December 2018.  Days sales outstanding (DSO) increased to 68 days at March 31, 2019 from 59 days at December 31, 2018.  Inventory increased by $4.2 million at March 31, 2019 compared to December 31, 2018, primarily due to the recent slowdown in demand as customers work through their inventory levels on hand.  Inventory turns were 3.3 at March 31, 2019 as compared to 3.7 at December 31, 2018.

Return to Index
Three Months Ended March 31, 2018

During the three months ended March 31, 2018, the Company’s cash and cash equivalents decreased by $2.5 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $2.2 million;
•	repayments of long-term debt of $0.8 million; and
•	dividend payments of $0.8 million; partially offset by
•	net cash provided by operations of $0.3 million.

During the three months ended March 31, 2018, accounts receivable decreased by $2.5 million primarily due to lower sales volume in the first quarter of 2018 as compared to the fourth quarter of 2017.  Days sales outstanding (DSO) declined to 58 days at March 31, 2018 from 60 days at December 31, 2017.  Inventory increased by $4.7 million at March 31, 2018 compared to December 31, 2017, primarily due to a change in the timing of revenue recognition (and related release of inventory from our books) in connection with the adoption of ASC 606.  This change in accounting was also the main driver in an increase in inventory turns from 3.6 at December 31, 2017 to 3.8 at March 31, 2018.

Critical Accounting Policies

Management’s discussion and analysis of Bel’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, investments, warranties, SERP expense, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company’s Financial Statements, “Basis of Presentation and Accounting Policies,” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first quarter of 2019, the U.S. Dollar was stronger against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first quarter of 2019 versus those during the first quarter of 2018, the Euro depreciated by 8%, the Pound depreciated by 7%, the Peso depreciated by 3% and the Renminbi depreciated by 6% against the U.S. Dollar.  The Company estimates that the depreciation in these foreign currencies led lower to operating costs of $1.7 million, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  This offset the foreign exchange loss recognized in the first quarter of 2019 of $0.6 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2018.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of market risks.

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

PART II.     Other Information
Item 1.  Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13 of the Company’s Condensed Consolidated Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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
May 9, 2019
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)