Form 10-Q
period 2019-06-30
BEL FUSE INC /NJ
filed 2019-08-06
CIK 729580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
[ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock ($0.10 par value)	BELFA	Nasdaq Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2019
Class A Common Stock ($0.10 par value)	2,174,912
Class B Common Stock ($0.10 par value)	10,141,602

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

Return to Index

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)
BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$58,395	$53,911
Accounts receivable, net of allowance for doubtful accounts of $1,694
and $1,638, respectively	84,248	91,939
Inventories	118,209	120,068
Unbilled receivables	11,470	15,799
Other current assets	9,090	8,792
Total current assets	281,412	290,509

Property, plant and equipment, net	42,344	43,932
Right-of-use assets	17,885	-
Intangible assets, net	59,476	62,689
Goodwill	20,017	19,817
Deferred income taxes	1,194	496
Other assets	27,347	26,081
Total assets	$449,675	$443,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,764	$56,171
Accrued expenses	30,092	32,290
Current portion of long-term debt	3,997	2,508
Operating lease liability, current	6,238	-
Other current liabilities	4,060	15,061
Total current liabilities	87,151	106,030

Long-term Liabilities:
Long-term debt	108,960	111,705
Operating lease liability, long-term	12,121	-
Liability for uncertain tax positions	28,379	27,553
Minimum pension obligation and unfunded pension liability	19,126	18,683
Deferred income taxes	1,061	1,161
Other liabilities	12,601	1,922
Total liabilities	269,399	267,054

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,174,912 shares outstanding at each date (net of
1,072,769 treasury shares)	217	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 10,141,602 in 2019 and 10,092,352
in 2018 (net of 3,218,307 treasury shares)	1,014	1,009
Additional paid-in capital	32,983	31,387
Retained earnings	171,583	168,695
Accumulated other comprehensive loss	(25,521)	(24,838)
Total stockholders' equity	180,276	176,470
Total liabilities and stockholders' equity	$449,675	$443,524
See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$127,416	$140,710	$252,805	$258,961
Cost of sales	107,532	111,696	209,361	208,814
Gross profit	19,884	29,014	43,444	50,147

Selling, general and administrative expenses	18,764	18,306	38,564	38,998
Gain on sale of property	(4,257)	-	(4,257)	-
Restructuring charges	424	41	1,370	45
Income from operations	4,953	10,667	7,767	11,104

Interest expense	(1,381)	(1,349)	(2,820)	(2,527)
Interest income and other, net	(184)	(285)	(389)	(521)
Earnings before provision for income taxes	3,388	9,033	4,558	8,056

Provision for income taxes	421	2,399	460	2,724
Net earnings available to common stockholders	$2,967	$6,634	$4,098	$5,332

Net earnings per common share:
Class A common share - basic and diluted	$0.23	$0.52	$0.31	$0.41
Class B common share - basic and diluted	$0.24	$0.56	$0.34	$0.45

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,175	2,175	2,175	2,175
Class B common share - basic and diluted	10,112	9,844	10,100	9,850

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net earnings available to common stockholders	$2,967	$6,634	$4,098	$5,332

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $16 in the three months ended June 30, 2019, $37 in the three months ended June 30, 2018, ($1) in the six months ended June 30, 2019 and $12 in the six months ended
June 30, 2018	(834)	(7,448)	(294)	(3,431)
Unrealized losses on marketable securities arising during the period, net of taxes of $0 in the three months ended June 30, 2019, $0 in the three months ended June 30, 2018, $0 in the six months ended June 30,
2019 and ($20) in the six months ended June 30, 2018	-	-	-	(31)
Change in unfunded SERP liability, net of taxes of $11 in the three months ended June 30, 2019, $25 in the three months ended June 30, 2018, $22 in the six months ended June 30, 2019 and $51 in the six months ended
June 30, 2018	37	85	74	171
Other comprehensive loss	(797)	(7,363)	(220)	(3,291)

Comprehensive income (loss)	$2,170	$(729)	$3,878	$2,041

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Three Months Ended June 30, 2019	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at March 31, 2019	$178,153	$169,451	$(24,724)	$217	$1,008	$32,201
Net earnings	2,967	2,967	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(704)	(704)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	7	(7)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $16	(834)	-	(834)	-	-	-
Stock-based compensation expense	788	-	-	-	-	788
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-

Balance at June 30, 2019	180,276	171,583	(25,521)	217	1,014	32,983

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Three Months Ended June 30, 2018	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at March 31, 2018	$164,175	$149,171	$(15,553)	$217	$985	$29,355
Net loss	6,634	6,634	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(689)	(689)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $37	(7,448)	-	(7,448)	-	-	-
Stock-based compensation expense	671	-	-	-	-	671
Change in unfunded SERP liability, net of taxes of ($25)	85	-	85	-	-	-

Balance at June 30, 2018	$163,297	$154,985	$(22,916)	$217	$984	$30,027

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Six Months Ended June 30, 2019	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net earnings	4,098	4,098	-	-	-	-
Dividends declared:
Class A Common Stock, $0.12/share	(261)	(261)	-	-	-	-
Class B Common Stock, $0.14/share	(1,412)	(1,412)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	7	(7)
Forfeiture of restricted common stock	-	-	-	-	(2)	2
Foreign currency translation adjustment, net of taxes of ($1)	(294)	-	(294)	-	-	-
Stock-based compensation expense	1,601	-	-	-	-	1,601
Change in unfunded SERP liability, net of taxes of ($22)	74	-	74	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-

Balance at June 30, 2019	180,276	171,583	(25,521)	217	1,014	32,983

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
Six Months Ended June 30, 2018	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2017	$157,960	$147,807	$(19,625)	$217	$986	$28,575
Net earnings	5,332	5,332	-	-	-	-
Dividends declared:
Class A Common Stock, $0.12/share	(261)	(261)	-	-	-	-
Class B Common Stock, $0.14/share	(1,390)	(1,390)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(2)	2
Foreign currency translation adjustment, net of taxes of $12	(3,431)	-	(3,431)	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of $20	(31)	-	(31)	-	-	-
Stock-based compensation expense	1,450	-	-	-	-	1,450
Change in unfunded SERP liability, net of taxes of ($51)	171	-	171	-	-	-
Effect of adoption of ASU 2014-09 (Topic 606)	3,497	3,497	-	-	-	-

Balance at June 30, 2018	$163,297	$154,985	$(22,916)	$217	$984	$30,027

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net earnings	$4,098	$5,332
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	8,216	9,320
Stock-based compensation	1,601	1,450
Amortization of deferred financing costs	232	294
Deferred income taxes	(1,002)	1,780
Net unrealized losses on foreign currency revaluation	123	(871)
Gain on sale of property	(4,257)	-
Other, net	1,316	613
Changes in operating assets and liabilities:
Accounts receivable, net	7,734	(10,541)
Unbilled receivables	4,329	(1,051)
Inventories	1,799	(10,629)
Account payable	(13,350)	12,082
Accrued expenses	(2,052)	(1,251)
Other operating assets/liabilities, net	(1,032)	(5,286)
Net cash provided by operating activities	7,755	1,242

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,329)	(5,870)
Proceeds from disposal/sale of property, plant and equipment	5,784	53
Net cash provided by (used in) investing activities	455	(5,817)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,600)	(1,589)
Borrowings under revolving credit line	12,000	-
Repayments of revolving credit line	(12,000)	-
Repayments of long-term debt	(1,487)	(7,525)
Net cash used in financing activities	(3,087)	(9,114)

Effect of exchange rate changes on cash and cash equivalents	(639)	65

Net increase (decrease) in cash and cash equivalents	4,484	(13,624)
Cash and cash equivalents - beginning of period	53,911	69,354
Cash and cash equivalents - end of period	$58,395	$55,730

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$2,805	$5,073
Interest payment	$2,533	$2,260

See accompanying notes to unaudited condensed consolidated financial statements.

Return to Index
BEL FUSE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2018.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations, including the interim reporting requirements, of the U.S. Securities and Exchange Commission (“SEC”).  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There were no significant changes to these accounting policies during the six months ended June 30, 2019, except as discussed in “Recently Adopted Accounting Standards” below.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is currently effective for public entities for annual reporting periods beginning after December 15, 2019, with early adoption permitted.  Management is currently assessing the impact of ASU 2016-13, but it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  The Company is currently assessing the impact the new guidance will have on its disclosures.

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

Return to Index

2.	REVENUE

The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	North				North
	America	Asia	Europe	Consolidated	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$31,297	$3,027	$8,212	$42,536	$63,418	$6,502	$16,977	$86,897
Magnetic solutions	9,638	29,168	2,046	40,852	18,583	56,258	4,267	79,108
Power solutions and protection	26,131	7,129	10,768	44,028	49,652	13,841	23,307	86,800
	$67,066	$39,324	$21,026	$127,416	$131,653	$76,601	$44,551	$252,805

By Sales Channel:
Direct to customer	$45,442	$32,707	$13,293	$91,442	$89,323	$63,835	$29,506	$182,664
Through distribution	21,624	6,617	7,733	35,974	42,330	12,766	15,045	70,141
	$67,066	$39,324	$21,026	$127,416	$131,653	$76,601	$44,551	$252,805

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	North				North
	America	Asia	Europe	Consolidated	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$34,834	$4,820	$9,274	$48,928	$65,878	$8,241	$17,727	$91,846
Magnetic solutions	10,158	32,844	2,546	45,548	18,209	60,669	4,898	83,776
Power solutions and protection	26,248	8,250	11,736	46,234	46,609	15,625	21,105	83,339
	$71,240	$45,914	$23,556	$140,710	$130,696	$84,535	$43,730	$258,961

By Sales Channel:
Direct to customer	$44,055	$39,402	$15,990	$99,447	$81,951	$72,330	$30,183	$184,464
Through distribution	27,185	6,512	7,566	41,263	48,745	12,205	13,547	74,497
	$71,240	$45,914	$23,556	$140,710	$130,696	$84,535	$43,730	$258,961

The balances of the Company’s contract assets and contract liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Contract assets - current (unbilled receivable)	$11,470	$15,799
Contract liabilities - current (deferred revenue)	$1,763	$1,036

The change in balance of our unbilled receivables from December 31, 2018 to June 30, 2019 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2019 related to contracts that exceed one year in duration amounted to $14.3 million, with expected contract expiration dates that range from 2020 - 2025. It is expected that 21% of this aggregate amount will be recognized in 2020, 54% will be recognized in 2021 and the remainder will be recognized in years beyond 2021.

Return to Index

3.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Numerator:
Net earnings	$2,967	$6,634	$4,098	$5,332
Less dividends declared:
Class A	131	131	261	261
Class B	704	689	1,412	1,390
Undistributed earnings	$2,132	$5,814	$2,425	$3,681

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$363	$1,010	$412	$640
Class B undistributed earnings	1,769	4,804	2,013	3,041
Total undistributed earnings	$2,132	$5,814	$2,425	$3,681

Net earnings allocation - basic and diluted:
Class A net earnings	$494	$1,141	$673	$901
Class B net earnings	2,473	5,493	3,425	4,431
Net earnings	$2,967	$6,634	$4,098	$5,332

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,175	2,175	2,175	2,175
Class B - basic and diluted	10,112	9,844	10,100	9,850

Net earnings per share:
Class A - basic and diluted	$0.23	$0.52	$0.31	$0.41
Class B - basic and diluted	$0.24	$0.56	$0.34	$0.45

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

As of June 30, 2019 and December 31, 2018, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $1.3 million at June 30, 2019 and $1.4 million at December 31, 2018.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2019 or June 30, 2018.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2019 or June 30, 2018.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

Return to Index
The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At June 30, 2019 and December 31, 2018, the estimated fair value of total debt was $118.5 million and $117.9 million, respectively, compared to a carrying amount of $113.0 million and $114.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2019.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. There were no triggering events that occurred during the six months ended June 30, 2019 that would warrant interim impairment testing.

5.  INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2019	2018
Raw materials	$53,251	$63,348
Work in progress	28,548	21,441
Finished goods	36,410	35,279
Inventories	$118,209	$120,068

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2019	2018
Land	$1,433	$2,251
Buildings and improvements	29,319	30,119
Machinery and equipment	129,386	126,747
Construction in progress	5,516	4,687
	165,654	163,804
Accumulated depreciation	(123,310)	(119,872)
Property, plant and equipment, net	$42,344	$43,932

Depreciation expense for the three months ended June 30, 2019 and 2018 was $2.5 million and $2.9 million, respectively.  Depreciation expense for the six months ended June 30, 2019 and 2018 was $5.0 million and $6.1 million, respectively.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

During the first quarter of 2019, the Company finalized its plans to transition its manufacturing and warehousing operations from its Inwood, New York facility to Bel’s existing facilities in Glen Rock, Pennsylvania and the Dominican Republic.  In connection with this transition, the Company had classified $1.5 million of property, plant and equipment as held for sale on its condensed consolidated balance sheet at March 31, 2019.  The sale of the Inwood, New York property was completed during the second quarter of 2019, resulting in net proceeds of $5.8 million.  The resulting gain on sale of $4.3 million (pre-tax) was recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Return to Index

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Sales commissions	$2,628	$2,609
Subcontracting labor	1,276	1,550
Salaries, bonuses and related benefits	14,918	18,275
Warranty accrual	1,329	1,078
Other	9,941	8,778
	$30,092	$32,290

The change in warranty accrual during the six months ended June 30, 2019 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the six months ended June 30, 2019.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the six months ended June 30, 2019 are as follows:

		Six Months Ended
		June 30, 2019
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2018	Charges	Settlements	2019
Severance costs	$-	$311	$(244)	$67
Other restructuring costs	-	809	(107)	702
Total	$-	$1,120	$(351)	$769

During the six months ended June 30, 2019, the Company’s restructuring charges included $0.9 million of costs associated with the Company’s decision to transition manufacturing and warehousing operations from our Inwood, New York facility to other existing Bel facilities.  The balance of the restructuring charges related to the realignment of our R&D resources dedicated to our Power Solutions and Protection group and other restructuring activities in Asia.

8.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the “CSA”).  The CSA consists of (i) a term loan, with outstanding borrowings of $114.5 million and $116.0 million at June 30, 2019 and December 31, 2018, respectively and (ii) a $75 million revolving credit facility (“Revolver”), with no outstanding borrowings at June 30, 2019 or December 31, 2018.  The CSA has a maturity date of December 11, 2022.  At June 30, 2019 and December 31, 2018, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.5 million and $1.8 million, respectively, of deferred financing costs. During the six months ended June 30, 2019, the Company borrowed $12.0 million from its revolver, all of which was repaid by June 30, 2019.
The weighted-average interest rate in effect was 4.19% at June 30, 2019 and 4.31% at December 31, 2018 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.4 million and $1.3 million of interest expense during the three months ended June 30, 2019 and June 30, 2018, respectively, and $2.8 million and $2.5 million of interest expense during the six months ended June 30, 2019 and June 30, 2018, respectively.
The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Return to Index

9.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and for state examinations before 2012.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2008 in Asia and generally 2011 in Europe.  The Company is currently under examination by the taxing authorities in Slovakia for the tax year 2014.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at June 30, 2019.  The Company’s liabilities for uncertain tax positions totaled $28.5 million and $28.9 million at June 30, 2019 and December 31, 2018, respectively, of which $0.1 million and $1.4 million is included in other current liabilities at June 30, 2019 and December 31, 2018, respectively.  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of June 30, 2019, approximately $0.1 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during 2019 by way of expiration of the related statute of limitations.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the six months ended June 30, 2019 and 2018, the Company recognized $0.3 million and $0.5 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the six months ended June 30, 2019 and 2018, the Company recognized a benefit of $0.7 million and a benefit of $0.4 million, respectively, for the reversal of such interest and penalties, relating to the settlement of the liability for uncertain tax positions.  The Company has approximately $4.5 million and $3.8 million accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor the impacts of the U.S. tax reform and supplementary guidance as it becomes available.  At December 31, 2018, the remaining balance of the deemed repatriation tax was included in other current liabilities on the Company’s condensed consolidated balance sheet.  At June 30, 2019, the majority of the deemed repatriation tax is included in other long-term liabilities on the Company's condensed consolidated balance sheet due to clarification of an Internal Revenue Service notice received in December 2018.

10. RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The expense for the three months ended June 30, 2019 and 2018 amounted to $0.3 million in both periods. The expense for the six months ended June 30, 2019 and 2018 amounted to $0.6 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2019, the plan owned 133,280 and 107,962 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2019 and 2018 amounted to $0.1 million in both periods. The expense for the six months ended June 30, 2019 and 2018 amounted to $0.2 million in both periods.  As of June 30, 2019, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 3 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$144	$183	$288	$366
Interest cost	185	166	370	332
Net amortization	48	111	96	222
Net periodic benefit cost	$377	$460	$754	$920

Return to Index

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2019	2018
Prior service cost	$828	$918
Net loss	1,971	1,977
	$2,799	$2,895

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2019 and December 31, 2018 are summarized below:

	June 30,	December 31,
	2019	2018

Foreign currency translation adjustment, net of taxes of ($752) at
June 30, 2019 and ($751) at December 31, 2018	$(22,929)	$(22,635)
Unrealized holding gains on available-for-sale securities, net of taxes of
$0 at June 30, 2019 and $0 at December 31, 2018	12	12
Unfunded SERP liability, net of taxes of ($195) at June 30, 2019
and ($680) at December 31, 2018	(2,604)	(2,215)

Accumulated other comprehensive loss	$(25,521)	$(24,838)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2019 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2019	$(22,635)	$12	$(2,215)		$(24,838)
Other comprehensive income before reclassifications	(294)	-	11		(283)
Amount reclassified from accumulated other
comprehensive loss	-	-	63	(a)	63
Net current period other comprehensive income	(294)	-	74		(220)

Effect of adoption of ASU 2018-02 (Topic 220)	-	-	(463)		(463)
Balance at June 30, 2019	$(22,929)	$12	$(2,604)		$(25,521)

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

Return to Index
The components of lease expense, which are included in cost of sales and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of ROU Assets - Finance Leases	$33	$67
Interest on Lease Liabilities - Finance Leases	12	25
Operating Lease Cost (Cost resulting from lease payments)	1,978	3,969
Short-term Lease Cost	31	100
Variable Lease Cost (Cost excluded from lease payments)	61	121
Sublease Income	-	-
Total Lease Cost	$2,115	$4,282

Supplemental cash flow information related to leases are as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measruement of lease liabilities:
Operating cash flows from operating leases	$3,963
Operating cash flows from finance leases	25
Finance cash flows from finance leases	57
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,396
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$17,885
Operating lease liability, current	6,238
Operating lease liability, long-term	12,121
Total operating lease liabilities	18,359

Finance Leases:
Property, plant and equipment, gross	$894
Accumulated depreciation	(202)
Property, plant and equipment, net	692
Other current liabilities	120
Other long-term liabilities	626
Total finance lease liabilities	$746

June 30, 2019
Weighted-Average Remaining Lease Term:
Operating leases	3.65 years
Finance leases	5.82 years

Weighted-Average Discount Rate:
Operating leases	6.0%
Finance leases	6.5%

Return to Index

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our leases assets are located.

Maturities of lease liabilities were as follows as of June 30, 2019:

Year Ending	Operating	Finance
June 30,	Leases	Leases
2020	$7,204	$164
2021	5,549	163
2022	4,206	163
2023	2,440	163
2024	422	163
Thereafter	305	67
Total undiscounted cash flows	20,126	883
Less imputed interest	(1,767)	(137)
Present value of lease liabilities	$18,359	$746

As of June 30, 2019, the Company did not have any additional operating or financing leases that have not yet commenced.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

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

Return to Index

14.  SEGMENTS

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales to External Customers:
North America	$67,066	$71,240	$131,653	$130,696
Asia	39,324	45,914	76,601	84,535
Europe	21,026	23,556	44,551	43,730
	$127,416	$140,710	$252,805	$258,961

Net Sales:
North America	$69,450	$74,602	$136,923	$137,173
Asia	63,062	70,005	125,372	126,144
Europe	25,734	27,630	52,598	51,942
Less intercompany net sales	(30,830)	(31,527)	(62,088)	(56,298)
	$127,416	$140,710	$252,805	$258,961

Income from Operations:
North America	$2,373	$2,963	$1,880	$2,661
Asia	270	5,319	1,283	5,234
Europe	2,310	2,385	4,604	3,209
	$4,953	$10,667	$7,767	$11,104

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

We operate through three geographic segments:  North America, Asia and Europe.  In the six months ended June 30, 2019, 52% of the Company’s revenues were derived from North America, 30% from Asia and 18% from its Europe operating segment.  By product group, 35% of sales for the six months ended June 30, 2019 related to the Company’s connectivity solutions products, 34% in power solutions and protection products and 31% in magnetic solutions products.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Czech Republic, Slovakia and the People’s Republic of China (PRC).

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel’s results for the six months ended June 30, 2019 and/or future results include the following:

•
Revenues – The Company’s revenues decreased by $6.2 million (or 2.4%) in the first half of 2019 as compared to the same period of 2018.  The sales decline was seen across all of our major product groups and was largely due to an over-inventoried supply channel at our customers and distributors following the high volume of purchases in 2018 in advance of the tariffs that went into effect in 2019.

•
Backlog – Our backlog of orders amounted to $150.9 million at June 30, 2019, a decline of $20.3 million, or 12%, from December 31, 2018.  Since year-end, we saw an 8% increase in the backlog for our Connectivity Solutions products, primarily driven by additional orders from our military customers.  The backlog of orders for our Power Solutions and Protection products declined by 17% and backlog for our Magnetic Solutions products was down 29% from year-end 2018 levels.  Order volumes were lower in the first half of 2019 as a result of slowdowns in certain markets coupled with customers working down heighted inventory levels which had been built up in response to new product launches and the tariffs that went into effect in 2018 and 2019.

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

Return to Index
•
Pricing and Availability of Materials – While material cost and availability for certain components have started to ease, the higher raw material costs which were in place during 2018, particularly related to resistors, capacitors and mosfets, are still running through our supply chain as we ship the balance of our inventory on hand from 2018.  Lead times continue to be extended for certain mosfets and costs for those components remain elevated.  As a result, the Company’s material costs as a percentage of sales increased to 43.8% during the first half of 2019 from 41.4% during the first half of 2018.

•
Labor Costs – Labor costs decreased from 11.4% of sales during the first half of 2018 to 11.0% of sales during the first half of 2019, as a more favorable exchange rate environment in 2019 related to the Chinese Renminbi offset the overall impact of minimum wage increases in Mexico which went into effect on January 1, 2019 as well as minimum wage increases in the PRC which went into effect in the first and third quarters of 2018.

•
Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $1.4 million in restructuring costs during the first half of 2019.  During the second quarter, the Company completed the realignment of its R&D resources dedicated to its Power Solutions and Protection group and substantially completed the transition of manufacturing and warehousing operations from its Inwood, New York facility to other existing Bel facilities. The R&D and Inwood initiatives combined are expected to result in annualized cost savings of $2.1 million beginning in the third quarter of 2019.  We further identified and have started to implement measures at certain facilities in Asia that are expected to result in annualized cost savings of $1.4 million beginning in the fourth quarter of 2019. Incremental cost reduction measures are expected to follow throughout the third and fourth quarters of 2019 as our remaining sites are reviewed. The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

•
Impact of Foreign Currency – During the first six months of 2019, the Company experienced lower labor and overhead costs of $3.2 million related to favorable fluctuations in exchange rates versus 2018, partially offset by foreign exchange transactional losses realized of $0.1 million. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first half of 2019 due to the depreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2018.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $3.2 million lower in the first half of 2019 as compared to the same period of 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•
Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 9, “Income Taxes”.

After record bookings throughout 2018, the Company has experienced slower bookings during the first half of 2019 as customers work through their inventory on hand. The Company experienced margin pressure during the second quarter of 2019 due to lower sales volumes and high material costs from 2018 which continue to run through the Company’s statement of operations.  As a result of these ongoing factors, the Company expects the balance of 2019 to remain challenging from both a sales and margin perspective.    The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Net sales to external customers by operating segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
North America	$67,066	53%	$71,240	50%	$131,653	52%	$130,696	50%
Asia	39,324	31%	45,914	33%	76,601	30%	84,535	33%
Europe	21,026	16%	23,556	17%	44,551	18%	43,730	17%
	$127,416	100%	$140,710	100%	$252,805	100%	$258,961	100%

Return to Index

Sales declines in our North America segment during the second quarter of 2019 reflected lower sales into our distribution channel as our distribution partners continue to work down their level of inventory on hand.  Sales of our connector products into military applications were also lower during the second quarter of 2019 compared to the same period of 2018, impacting our North America and European segment sales.  Sales in our Asia segment in the second quarter of 2019 were down versus 2018 as a result of customers working down heighted inventory levels which had been built up during 2018 in response to new product launches and the tariffs that went into effect in 2018 and 2019.

Net sales and income from operations by operating segment for the three and six months ended June 30, 2019 and 2018 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total segment sales:
North America	$69,450	$74,602	$136,923	$137,173
Asia	63,062	70,005	125,372	126,144
Europe	25,734	27,630	52,598	51,942
Total segment sales	158,246	172,237	314,893	315,259
Reconciling item:
Intersegment sales	(30,830)	(31,527)	(62,088)	(56,298)
Net sales	$127,416	$140,710	$252,805	$258,961

Income from operations:
North America	$2,373	$2,963	$1,880	$2,661
Asia	270	5,319	1,283	5,234
Europe	2,310	2,385	4,604	3,209
	$4,953	$10,667	$7,767	$11,104

Income from operations declined across all segments during the second quarter of 2019 as compared with the same quarter of 2018 primary due to lower sales volume.  Our Asia segment was also impacted by $0.4 million of restructuring charges during the second quarter of 2019.  During the first half of 2019, income from operations for our North America segment was unfavorably impacted by $0.9 million of restructuring costs associated with the transition of manufacturing and warehouse operations from our Inwood, New York facility to other existing Bel facilities, and higher labor costs in Mexico due to an increase in minimum wage rates which went into effect on January 1, 2019.

Net Sales

The Company’s net sales by major product line for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Connectivity solutions	$42,536	33%	$48,928	35%	$86,897	35%	$91,846	35%
Magnetic solutions	40,852	32%	45,548	32%	79,108	31%	83,776	33%
Power solutions and protection	44,028	35%	46,234	33%	86,800	34%	83,339	32%
	$127,416	100%	$140,710	100%	$252,805	100%	$258,961	100%

Connectivity Solutions:

Sales of our connectivity solutions products during the second quarter of 2019 declined $6.4 million primarily due to lower demand from military customers during the quarter, and reduced volume of product flowing through our distribution channels as our distribution partners continue to work down inventory levels that had been built up in 2018 ahead of the tariffs.  These factors also impacted the six-month period ended June 30, 2019, which declined $4.9 million from the same period of 2018, partially offset by higher sales to aerospace customers during the first quarter of 2019.

Return to Index
Magnetic Solutions:

Sales of our magnetic products during the second quarter and first half of 2019 were down $4.7 million from the same periods of 2018 while inventory levels built up in advance of a new program launch during 2018 are worked through.

Power Solutions and Protection:

Sales of our power solutions and protection products were $2.2 million lower in the second quarter of 2019 compared to the same quarter of 2018.  Sales of our Bel Power Solutions products into datacenter applications decreased by $1.9 million and sales of our Custom Module products were $0.8 million lower as compared to last year’s second quarter.  These decreases were partially offset by a $0.8 million increase in sales of our DC/DC power products.  Sales during the six-month period ended June 30, 2019 increased by $3.5 million from the same period of 2018, as stronger sales into datacenter applications during the first quarter of 2019 lessened the impact of the second quarter declines on the six-month period.

Cost of Sales

Cost of sales as a percentage of net sales for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Material costs	45.7%	41.9%	43.8%	41.4%
Labor costs	10.6%	11.5%	11.0%	11.4%
Research and development expenses	5.4%	5.2%	5.6%	5.7%
Other expenses	22.7%	20.8%	22.4%	22.1%
Total cost of sales	84.4%	79.4%	82.8%	80.6%

Material costs as a percentage of sales continued to increase during the second quarter and first half of 2019 compared to the same periods of 2018 primarily due to the industry-wide supply constraints related to certain of our purchased components during 2018.  The finished goods shipped during the second quarter of 2019 still contained some of the higher-cost raw material components.

Labor costs as a percentage of sales also declined during the second quarter and first six months of 2019 compared to the same periods of 2018 as a more favorable exchange rate environment related to the Chinese Renminbi offset the overall impact of minimum wage increases in the PRC and Mexico.  The PRC government increased the minimum wage in the regions where Bel’s factories are located in February and July of 2018.  Furthermore, the minimum wage rates in Mexico increased effective January 1, 2019 which also drove labor costs higher in the second quarter and first half of 2019.

Included in cost of sales is research and development (“R&D”) expense of $6.9 million and $7.4 million for the three months ended June 30, 2019 and 2018, respectively, and $14.0 million and $14.7 million for the six months ended June 30, 2019 and 2018, respectively.  The lower R&D expenses in 2019 as compared to the respective 2018 periods is largely reflective of cost savings related to the realignment of our Power Solutions R&D resources earlier in 2019.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and six months ended June 30, 2019 by $0.2 million and $0.5 million, respectively, as compared to the same periods of 2018, primarily due to lower depreciation and amortization expense in the 2019 periods.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $18.8 million, up $0.5 million from the second quarter of 2018. Included within SG&A expenses is a foreign exchange gain of $0.5 million in the second quarter of 2019 compared to a foreign exchange gain of $1.9 million in the second quarter of 2018.  Excluding the effects of foreign exchange gains, SG&A expense was down $1.0 million in the second quarter of 2019 as compared to the same period of 2018, led by reductions in ERP costs of $0.5 million and sales and marketing expenses of $0.3 million from last year’s second quarter.

SG&A expenses were $38.6 million, down from $39.0 million in the first half of 2018. Factors contributing to the lower SG&A expense in the 2019 period were lower legal and professional fees and a reduction in sales and marketing expenses from the 2018 period. These reductions were partially offset by a $1.0 million unfavorable swing in foreign exchange rates (a loss of $0.1 million in the first half of 2019 compared to a foreign exchange gain of $0.9 million in the first half of 2018).

Return to Index
Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 9, “Income Taxes”.

The provision for income taxes for the three months ended June 30, 2019 and 2018 was $0.4 million and $2.4 million, respectively.  The Company’s earnings before income taxes for the three months ended June 30, 2019, were approximately $5.6 million lower than the same period in 2018, primarily attributable to lower earnings in the Asia and Europe segments.  The Company’s effective tax rate was 12.4% and 26.6% for the three months ended June 30, 2019 and 2018, respectively.  The change in the effective tax rate during the three months ended June 30, 2019 as compared to the same period in 2018, is primarily attributable to a decrease in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  See Note 9, “Income Taxes.”

The provision for income taxes for the six months ended June 30, 2019 and 2018 was $0.5 million and $2.7 million, respectively.  The Company’s earnings before income taxes for the six months ended June 30, 2019 were approximately $3.5 million lower than the same period in 2018, primarily attributable to lower earnings in the Asia and Europe segment.   The Company’s effective tax rate was 10.1% and 33.8% for the six-month periods ended June 30, 2019 and 2018, respectively.  The change in the effective tax rate during the six months ended June 30, 2019 as compared to the same period of 2018, is primarily attributable to a decrease in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act and the impact of permanent differences on U.S. tax exempt activities.

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

At June 30, 2019 and December 31, 2018, $37.6 million and $46.3 million, respectively (or 64% and 86%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first half of 2019, the Company repatriated $10.0 million of funds from outside of the U.S., with minimal incremental tax liability, and completed an intercompany loan from one of the Company’s foreign subsidiaries to its U.S. parent entity during the second quarter.  Management has current intentions to repatriate an additional $5.0 million of funds from outside of the U.S., with a minimal incremental tax liability, by the end of 2019 with the intent of reducing our outstanding debt balance.  The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information." We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 31.7% of the Company’s total assets at June 30, 2019 and 32.9% of total assets at December 31, 2018. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.2 to 1 at June 30, 2019 and 2.7 to 1 at December 31, 2018.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”), and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at June 30, 2019 was $75.0 million, of which we had the ability to borrow $37.1 million without violating our Leverage Ratio covenant based on the Company’s existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three-phase approach through 2020. We currently estimate total costs over the course of this system implementation to be approximately $6.9 million.  The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”  Since inception of the project, we have incurred a cumulative amount of $6.5 million in connection with this implementation, of which $0.4 million and $1.4 million in implementation costs was incurred during the three and six months ended June 30, 2019, respectively.  These costs are included in SG&A on the condensed consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  In relation to this first phase completed, we started realizing annualized cost savings of approximately $1.3 million in the second quarter of 2019. The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”

Return to Index

Cash Flows

Six Months Ended June 30, 2019

During the six months ended June 30, 2019, the Company’s cash and cash equivalents increased by $4.5 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $7.8 million;
•	purchases of property, plant and equipment of $5.3 million;
•	dividend payments of $1.6 million; and
•	repayments of long-term debt of $1.5 million

During the six months ended June 30, 2019, accounts receivable decreased by $7.7 million primarily due to lower sales during the second quarter of 2019 as compared to the fourth quarter of 2018.  Days sales outstanding (DSO) increased slightly to 60 days at June 30, 2019 from 59 days at December 31, 2018.  Inventory decreased by $1.8 million at June 30, 2019 compared to December 31, 2018.  Inventory turns were 3.6 at June 30, 2019 as compared to 3.7 at December 31, 2018.

Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Company’s cash and cash equivalents decreased by $13.6 million.  This decrease was primarily due to the following:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first half of 2019, the U.S. Dollar was stronger against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first half of 2019 versus those during the first half of 2018, the Euro depreciated by 7%, the Pound depreciated by 6%, the Peso depreciated by 1% and the Renminbi depreciated by 6% against the U.S. Dollar.  The Company estimates that the depreciation in these foreign currencies led to lower operating costs of $3.2 million, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  This offset the foreign exchange loss recognized in the first half of 2019 of $0.1 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2018.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of market risks.

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
August 6, 2019
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)