Form 10-Q
period 2019-09-30
BEL FUSE INC /NJ
filed 2019-11-12
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

[ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock ($0.10 par value)	BELFA	Nasdaq Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ]	No [X]

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2019
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,128,602

BEL FUSE INC.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$64,816	$53,911
Accounts receivable, net of allowance for doubtful accounts of $1,975 and $1,638, respectively	79,110	91,939
Inventories	110,209	120,068
Unbilled receivables	14,868	15,799
Other current assets	9,058	8,792
Total current assets	278,061	290,509

Property, plant and equipment, net	42,470	43,932
Right-of-use assets	16,296	-
Intangible assets, net	57,509	62,689
Goodwill	10,778	19,817
Deferred income taxes	2,283	496
Other assets	26,948	26,081
Total assets	$434,345	$443,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,890	$56,171
Accrued expenses	31,069	32,290
Current portion of long-term debt	4,743	2,508
Operating lease liability, current	6,039	-
Other current liabilities	5,785	15,061
Total current liabilities	86,526	106,030

Long-term Liabilities:
Long-term debt	107,588	111,705
Operating lease liability, long-term	10,713	-
Liability for uncertain tax positions	26,464	27,553
Minimum pension obligation and unfunded pension liability	19,346	18,683
Deferred income taxes	1,319	1,161
Other liabilities	11,749	1,922
Total liabilities	263,705	267,054

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; shares outstanding: 2,144,912 in 2019 and 2,174,912 in 2018 (net of 1,072,769 treasury shares)	214	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; shares outstanding: 10,132,102 in 2019 and 10,092,352 in 2018 (net of 3,218,307 treasury shares)	1,013	1,009
Additional paid-in capital	33,206	31,387
Retained earnings	164,252	168,695
Accumulated other comprehensive loss	(28,045)	(24,838)
Total stockholders' equity	170,640	176,470
Total liabilities and stockholders' equity	$434,345	$443,524

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$124,479	$146,489	$377,284	$405,451
Cost of sales	102,021	117,282	311,382	326,096
Gross profit	22,458	29,207	65,902	79,355

Selling, general and administrative expenses	17,909	18,691	56,472	57,690
Impairment of Goodwill	8,891	-	8,891	-
Restructuring charges	281	17	1,651	62
Gain on sale of property	-	-	(4,257)	-
(Loss) Income from operations	(4,623)	10,499	3,145	21,603

Interest expense	(1,305)	(1,391)	(4,126)	(3,917)
Other income (expense), net	28	43	(361)	(479)
(Loss) Earnings before provision for (benefit from) income taxes	(5,900)	9,151	(1,342)	17,207

Provision for (benefit from) income taxes	590	(2,201)	1,049	523
Net (loss) earnings available to common stockholders	$(6,490)	$11,352	$(2,391)	$16,684

Net (loss) earnings per common share:
Class A common share - basic and diluted	$(0.51)	$0.89	$(0.20)	$1.31
Class B common share - basic and diluted	$(0.53)	$0.94	$(0.19)	$1.40

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,173	2,175	2,174	2,175
Class B common share - basic and diluted	10,139	9,972	10,113	9,891

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) earnings available to common stockholders	$(6,490)	$11,352	$(2,391)	$16,684

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($13) in the three months ended September 30, 2019, $1 in the three months ended September 30, 2018, ($12) in the nine months ended September 30, 2019 and ($11) in the nine months ended September 30, 2018	(2,561)	(1,032)	(2,854)	(4,463)
Unrealized losses on marketable securities arising during the period, net of taxes of $0 in the three months ended September 30, 2019, ($3) in the three months ended September 30, 2018, $0 in the nine months ended September 30, 2019 and $17 in the nine months ended September 30, 2018	-	(170)	-	(201)
Change in unfunded SERP liability, net of taxes of ($11) in the three months ended September 30, 2019, ($25) in the three months ended September 30, 2018, ($33) in the nine months ended September 30, 2019 and ($76) in the nine months ended September 30, 2018	37	85	111	256
Other comprehensive loss	(2,524)	(1,117)	(2,743)	(4,408)

Comprehensive (loss) income	$(9,014)	$10,235	$(5,134)	$12,276

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net earnings	1,131	1,131	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(708)	(708)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	540	-	540	-	-	-
Stock-based compensation expense	813	-	-	-	-	813
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-
Balance at March 31, 2019	178,153	169,451	(24,724)	217	1,008	32,201

Net earnings	2,967	2,967	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(704)	(704)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	7	(7)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($16)	(834)	-	(834)	-	-	-
Stock-based compensation expense	788	-	-	-	-	788
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Balance at June 30, 2019	180,276	171,583	(25,521)	217	1,014	32,983

Net loss	(6,490)	(6,490)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(710)	(710)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Repurchase of Class A common stock	(448)	-	-	(3)	-	(445)
Foreign currency translation adjustment, net of taxes of ($13)	(2,561)	-	(2,561)	-	-	-
Stock-based compensation expense	667	-	-	-	-	667
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Balance at September 30, 2019	$170,640	$164,252	$(28,045)	$214	$1,013	$33,206

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2017	$157,960	$147,807	$(19,625)	$217	$986	$28,575
Net loss	(1,303)	(1,303)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(700)	(700)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $25	4,017	-	4,017	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of $20	(31)	-	(31)	-	-	-
Stock-based compensation expense	779	-	-	-	-	779
Change in unfunded SERP liability, net of taxes of ($25)	86	-	86	-	-	-
Effect of adoption of ASU 2014-09 (Topic 606)	3,497	3,497	-	-	-	-
Balance at March 31, 2018	164,175	149,171	(15,553)	217	985	29,355

Net earnings	6,634	6,634	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(689)	(689)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($37)	(7,448)	-	(7,448)	-	-	-
Stock-based compensation expense	671	-	-	-	-	671
Change in unfunded SERP liability, net of taxes of ($25)	85	-	85	-	-	-
Balance at June 30, 2018	163,297	154,985	(22,916)	217	984	30,027

Net earnings	11,352	11,352	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(689)	(689)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	24	(24)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $1	(1,032)	-	(1,032)	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($3)	(170)	-	(170)	-	-	-
Stock-based compensation expense	598	-	-	-	-	598
Change in unfunded SERP liability, net of taxes of ($25)	85	-	85	-	-	-
Balance at September 30, 2018	$173,311	$165,518	$(24,033)	$217	$1,007	$30,602

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net (loss) earnings	$(2,391)	$16,684
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Impairment of goodwill	8,891	-
Depreciation and amortization	12,265	13,738
Stock-based compensation	2,268	2,046
Amortization of deferred financing costs	349	413
Deferred income taxes	(1,765)	1,740
Net unrealized gains on foreign currency revaluation	(478)	(2,396)
Gain on sale of property	(4,257)	-
Other, net	1,172	963
Changes in operating assets and liabilities:
Accounts receivable, net	12,395	(18,985)
Unbilled receivables	931	(2,017)
Inventories	8,383	(18,844)
Account payable	(16,249)	15,545
Accrued expenses	(874)	1,969
Other operating assets/liabilities, net	(1,712)	(6,687)
Net cash provided by operating activities	18,928	4,169

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,188)	(8,770)
Proceeds from sale of marketable securities within rabbi trust	-	1,348
Purchase of marketable securities within rabbi trust	-	(1,348)
Proceeds from disposal/sale of property, plant and equipment	5,787	53
Net cash used in investing activities	(2,401)	(8,717)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,403)	(2,376)
Borrowings under revolving credit line	12,000	7,500
Repayments of revolving credit line	(12,000)	(7,500)
Repayments of long-term debt	(2,231)	(8,268)
Purchase and retirement of Class A common stock	(448)	-
Net cash used in financing activities	(5,082)	(10,644)

Effect of exchange rate changes on cash and cash equivalents	(540)	134

Net increase (decrease) in cash and cash equivalents	10,905	(15,058)
Cash and cash equivalents - beginning of period	53,911	69,354
Cash and cash equivalents - end of period	$64,816	$54,296

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$3,497	$6,291
Interest payment	$3,815	$3,485

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets, statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2018.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations, including the interim reporting requirements, of the U.S. Securities and Exchange Commission (“SEC”).  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There were no significant changes to these accounting policies during the nine months ended September 30, 2019, except as discussed in “Recently Adopted Accounting Standards” below.

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

The Company adopted ASU 2016-02, as amended, effective January 1, 2019 using the modified retrospective approach.  In connection with the adoption, we elected to utilize the Comparatives Under 840 Option whereby the Company will continue to present prior period financial statements and disclosures under ASC 840.  In addition, we elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.  Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  We implemented a new lease system to facilitate the requirements of the new standard and completed the necessary changes to our accounting policies, processes, disclosures and internal control over financial reporting.

Adoption of the new standard resulted in the recording of right-of-use assets in the amount of $20.7 million and lease liabilities related to our operating leases in the amount of $21.0 million on our consolidated balance sheet as of January 1, 2019.  The standard did not materially affect the Company’s consolidated net earnings or have any impact on cash flows.  See Note 13, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company elected to early adopt ASU 2017-04 effective July 1, 2019, and accounted for the goodwill impairment charge discussed in Note 4 under this guidance.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  The Company is currently assessing the impact the new guidance will have on its disclosures.

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

The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	North				North
	America	Asia	Europe	Consolidated	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$33,929	$2,510	$8,092	$44,531	$97,273	$9,012	$25,069	$131,354
Magnetic solutions	8,241	29,576	1,842	39,659	26,662	85,834	6,109	118,605
Power solutions and protection	23,608	7,868	8,813	40,289	73,495	21,709	32,121	127,325
	$65,778	$39,954	$18,747	$124,479	$197,430	$116,555	$63,299	$377,284

By Sales Channel:
Direct to customer	$44,110	$34,837	$12,397	$91,344	$133,432	$98,672	$41,903	$274,007
Through distribution	21,668	5,117	6,350	33,135	63,998	17,883	21,396	103,277
	$65,778	$39,954	$18,747	$124,479	$197,430	$116,555	$63,299	$377,284

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	North				North
	America	Asia	Europe	Consolidated	America	Asia	Europe	Consolidated

By Product Group:
Connectivity solutions	$34,919	$5,293	$8,314	$48,526	$100,797	$13,533	$26,043	$140,373
Magnetic solutions	10,586	40,100	2,286	52,972	28,795	100,769	7,184	136,748
Power solutions and protection	25,149	8,135	11,707	44,991	71,759	23,760	32,811	128,330
	$70,654	$53,528	$22,307	$146,489	$201,351	$138,062	$66,038	$405,451

By Sales Channel:
Direct to customer	$46,802	$46,965	$15,184	$108,951	$128,754	$119,294	$45,368	$293,416
Through distribution	23,852	6,563	7,123	37,538	72,597	18,768	20,670	112,035
	$70,654	$53,528	$22,307	$146,489	$201,351	$138,062	$66,038	$405,451

The balances of the Company’s contract assets and contract liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018

Contract assets - current (unbilled receivable)	$14,868	$15,799
Contract liabilities - current (deferred revenue)	$1,004	$1,036

The change in balance of our unbilled receivables from December 31, 2018 to September 30, 2019 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2019 related to contracts that exceed one year in duration amounted to $15.7 million, with expected contract expiration dates that range from 2020 - 2025. It is expected that 20% of this aggregate amount will be recognized in 2020, 57% will be recognized in 2021 and the remainder will be recognized in years beyond 2021.

3.	(LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net (loss) earnings per common share under the two-class method for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Numerator:
Net (loss) earnings	$(6,490)	$11,352	$(2,391)	$16,684
Less dividends declared:
Class A	131	130	392	391
Class B	710	689	2,124	2,079
Undistributed (loss) earnings	$(7,331)	$10,533	$(4,907)	$14,214

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(1,243)	$1,812	$(834)	$2,461
Class B undistributed (loss) earnings	(6,088)	8,721	(4,073)	11,753
Total undistributed (loss) earnings	$(7,331)	$10,533	$(4,907)	$14,214

Net (loss) earnings allocation - basic and diluted:
Class A net (loss) earnings	$(1,112)	$1,942	$(442)	$2,852
Class B net (loss) earnings	(5,378)	9,410	(1,949)	13,832
Net (loss) earnings	$(6,490)	$11,352	$(2,391)	$16,684

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,173	2,175	2,174	2,175
Class B - basic and diluted	10,139	9,972	10,113	9,891

Net (loss) earnings per share:
Class A - basic and diluted	$(0.51)	$0.89	$(0.20)	$1.31
Class B - basic and diluted	$(0.53)	$0.94	$(0.19)	$1.40

4.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2019 and December 31, 2018, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $1.2 million at September 30, 2019 and $1.4 million at December 31, 2018.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019 or September 30, 2018.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2019 or September 30, 2018.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2019 and December 31, 2018, the estimated fair value of total debt was $116.8 million and $117.9 million, respectively, compared to a carrying amount of $112.3 million and $114.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2019.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As weakened market conditions from earlier in 2019 continued into the third quarter without a visible rebound in incoming orders, the Company’s actual revenue and margin levels in 2019 were significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2018), and were not projected to rebound to those levels in 2019.  The Company determined that current business conditions, and the resulting decrease in the Company’s projected undiscounted and discounted cash flows, together with the accompanying stock price decline, constituted a triggering event, which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2019.  The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the July 31, 2019 testing date.

The Company’s Level 3 fair value analysis related to the interim test for goodwill impairment was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, which might directly impact each of the reporting units’ operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

The July 31, 2019 interim impairment test related to the Company's goodwill was performed by reporting unit (North America and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with the Company’s North America reporting unit.  As a result, the Company recorded a non-cash goodwill impairment charge of $8.9 million ($8.5 million after-tax) during the third quarter of 2019. The Company’s goodwill associated with its North America reporting unit originated from several of Bel’s prior acquisitions, primarily Power Solutions and Connectivity Solutions.  The carrying value of the Company's goodwill was $19.8 million at December 31, 2018.  The remaining goodwill as of September 30, 2019 has a carrying value of $10.8 million related solely to the Company's Europe reporting unit.  See Note 5, Goodwill.

Detailed below is a table of key underlying assumptions utilized in the fair value estimate calculation for the interim test performed as of July 31, 2019 as compared to those assumptions utilized during the annual valuation performed as of October 1, 2018.  The table below shows the assumptions utilized for the North America reporting unit.

	Goodwill Impairment Analysis
	Key Assumptions
	2019 - Interim	2018 - Annual

Income Approach - Discounted Cash Flows:
Revenue 5-year compound annual growth rate (CAGR)	1.5%	2.6%
2019 EBITDA margins	3.9%	7.6%
Cost of equity capital	15.4%	14.2%
Cost of debt capital	4.0%	3.7%
Weighted average cost of capital	14.0%	13.0%

Market Approach - Multiples of Guideline Companies:
Net operating revenue multiples used	0.3	0.4
Operating EBITDA multiples used	7.0 - 8.0	5.1 - 5.7
Invested capital control premium	25%	25%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows	75%	75%
Market Approach - Multiples of Guideline Companies	25%	25%

The Company had also performed an interim impairment analysis of its indefinite-lived intangible assets as of July 31, 2019.  The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2018, the Company’s indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.  The Company's interim test on its indefinite-lived intangible assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the July 31, 2019 testing date.

5.	GOODWILL

The changes in the carrying value of goodwill classified by reportable operating segment for the nine months ended September 30, 2019 are as follows:

	Total	North America	Asia	Europe

Balance at January 1, 2019
Goodwill, gross	$148,408	$63,364	$54,508	$30,536
Accumulated impairment charges	(128,591)	(54,473)	(54,508)	(19,610)
Goodwill, net	19,817	8,891	-	10,926

Impairment charge (see Note 4)	(8,891)	(8,891)	-	-
Foreign currency translation	(122)	-	-	(122)
Measurement period adjustment	(26)	-	-	(26)

Balance at September 30, 2019:
Goodwill, gross	148,260	63,364	54,508	30,388
Accumulated impairment charges	(137,482)	(63,364)	(54,508)	(19,610)
Goodwill, net	$10,778	$-	$-	$10,778

6.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2019	2018
Raw materials	$50,431	$63,348
Work in progress	28,514	21,441
Finished goods	31,264	35,279
Inventories	$110,209	$120,068

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2019	2018
Land	$1,426	$2,251
Buildings and improvements	29,341	30,119
Machinery and equipment	128,766	126,747
Construction in progress	6,363	4,687
	165,896	163,804
Accumulated depreciation	(123,426)	(119,872)
Property, plant and equipment, net	$42,470	$43,932

Depreciation expense for the three months ended September 30, 2019 and 2018 was $2.5 million and $2.8 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $7.5 million and $8.9 million, respectively. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

During the second quarter of 2019, the Company transitioned its manufacturing and warehousing operations from its Inwood, New York facility to Bel’s existing facilities in Glen Rock, Pennsylvania and the Dominican Republic.  In connection with this transition, the Company sold its Inwood, New York property during the second quarter of 2019, which resulted in net proceeds of $5.8 million.  The accompanying condensed consolidated statements of operations for the nine months ended September 30, 2019 includes a related gain on sale of $4.3 million (pre-tax).

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Sales commissions	$2,503	$2,609
Subcontracting labor	914	1,550
Salaries, bonuses and related benefits	15,808	18,275
Warranty accrual	1,577	1,078
Other	10,267	8,778
	$31,069	$32,290

The change in warranty accrual during the nine months ended September 30, 2019 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the nine months ended September 30, 2019.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the nine months ended September 30, 2019 are as follows:

		Nine Months Ended
		September 30, 2019
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2018	Charges	Settlements	2019
Severance costs	$-	$663	$(663)	$-
Other restructuring costs	-	988	(943)	45
Total	$-	$1,651	$(1,606)	$45

During the nine months ended September 30, 2019, the Company’s restructuring charges included $1.1 million of costs associated with the Company’s decision to transition manufacturing and warehousing operations from our Inwood, New York facility to other existing Bel facilities.  The balance of the restructuring charges related to the realignment of our R&D resources dedicated to our Power Solutions and Protection group and other restructuring activities in Asia.

9.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the “CSA”).  The CSA consists of (i) a term loan, with outstanding borrowings of $113.8 million and $116.0 million at September 30, 2019 and December 31, 2018, respectively and (ii) a $75 million revolving credit facility (“Revolver”), with no outstanding borrowings at September 30, 2019 or December 31, 2018.  The CSA has a maturity date of December 11, 2022.  At September 30, 2019 and December 31, 2018, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.4 million and $1.8 million, respectively, of deferred financing costs. During the nine months ended September 30, 2019, the Company borrowed $12.0 million from its revolver, all of which was repaid by September 30, 2019.

The weighted-average interest rate in effect was 3.81% at September 30, 2019 and 4.31% at December 31, 2018 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.3 million and $1.4 million of interest expense during the three months ended September 30, 2019 and September 30, 2018, respectively, and $4.1 million and $3.9 million of interest expense during the nine months ended September 30, 2019 and September 30, 2018, respectively.

The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

10.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2016 and for state examinations before 2013.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2008 in Asia and generally 2011 in Europe.  The Company is currently under examination by the taxing authorities in Slovakia for the tax year 2014.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at September 30, 2019.  The Company’s liabilities for uncertain tax positions totaled $28.6 million and $28.9 million at September 30, 2019 and December 31, 2018, respectively, of which $2.1 million and $1.4 million is included in other current liabilities at September 30, 2019 and December 31, 2018, respectively.  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of September 30, 2019, approximately $2.1 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during 2019 by way of expiration of the related statute of limitations.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the nine months ended September 30, 2019 and 2018, the Company recognized $0.5 million and $0.7 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  During the nine months ended September 30, 2019 and 2018, the Company recognized a benefit of $0.7 million and a benefit of $0.3 million, respectively, for the reversal of such interest and penalties, relating to the settlement of the liability for uncertain tax positions.  The Company has approximately $4.7 million and $3.8 million accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

The Company continues to monitor the impacts of the U.S. tax reform and supplementary guidance as it becomes available.  At December 31, 2018, the remaining balance of the deemed repatriation tax was included in other current liabilities on the Company’s condensed consolidated balance sheet.  At September 30, 2019, the majority of the deemed repatriation tax is included in other long-term liabilities on the Company's condensed consolidated balance sheet due to clarification of an Internal Revenue Service notice received in December 2018.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The expense for the three months ended September 30, 2019 and 2018 amounted to $0.3 million in both periods. The expense for the nine months ended September 30, 2019 and 2018 amounted to $0.8 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2019, the plan owned 153,352 and 109,442 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2019 and 2018 amounted to $0.1 million in both periods. The expense for the nine months ended September 30, 2019 and 2018 amounted to $0.3 million in both periods.  As of September 30, 2019, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$144	$183	$432	$549
Interest cost	185	166	555	498
Net amortization	48	111	144	332
Net periodic benefit cost	$377	$460	$1,131	$1,379

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2019	2018
Prior service cost	$783	$918
Net loss	1,968	1,977
	$2,751	$2,895

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at September 30, 2019 and December 31, 2018 are summarized below:

	September 30,	December 31,
	2019	2018

Foreign currency translation adjustment, net of taxes of ($739) at September 30, 2019 and ($751) at December 31, 2018	$(25,489)	$(22,635)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at September 30, 2019 and $0 at December 31, 2018	12	12
Unfunded SERP liability, net of taxes of ($184) at September 30, 2019 and ($680) at December 31, 2018	(2,568)	(2,215)

Accumulated other comprehensive loss	$(28,045)	$(24,838)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2019 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2019	$(22,635)	$12	$(2,215)		$(24,838)
Other comprehensive (loss) income before reclassifications	(2,854)	-	16		(2,838)
Amount reclassified from accumulated other comprehensive loss	-	-	94	(a)	94
Net current period other comprehensive (loss) income	(2,854)	-	110		(2,744)

Effect of adoption of ASU 2018-02 (Topic 220)	-	-	(463)		(463)
Balance at September 30, 2019	$(25,489)	$12	$(2,568)		$(28,045)

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

The components of lease expense, which are included in cost of sales and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Amortization of ROU assets - finance leases	$33	$100
Interest on lease liabilities - finance leases	12	36
Operating lease cost (cost resulting from lease payments)	1,950	5,931
Short-term lease cost	1	101
Variable lease cost (cost excluded from lease payments)	64	194
Sublease income	-	-
Total lease cost	$2,060	$6,362

Supplemental cash flow information related to leases are as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,958
Operating cash flows from finance leases	36
Finance cash flows from finance leases	86
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,783
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$16,296
Operating lease liability, current	6,039
Operating lease liability, long-term	10,713
Total operating lease liabilities	16,752

Finance Leases:
Property, plant and equipment, gross	$860
Accumulated depreciation	(225)
Property, plant and equipment, net	635
Other current liabilities	97
Other long-term liabilities	529
Total finance lease liabilities	$626

September 30, 2019
Weighted-Average Remaining Lease Term:
Operating leases (in years)	3.22
Finance leases (in years)	5.1

Weighted-Average Discount Rate:
Operating leases	6.0%
Finance leases	6.5%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our leases assets are located.

Maturities of lease liabilities were as follows as of September 30, 2019:

Year Ending	Operating	Finance
September 30,	Leases	Leases
2020	$6,712	$160
2021	5,310	159
2022	3,681	159
2023	2,031	159
2024	326	159
Thereafter	438	26
Total undiscounted cash flows	18,498	822
Less imputed interest	(1,746)	(196)
Present value of lease liabilities	$16,752	$626

As of September 30, 2019, the Company did not have any additional operating or financing leases that have not yet commenced.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

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

The Company operates in one industry with three reportable operating segments, which are geographic in nature.  The segments consist of North America, Asia and Europe.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales to External Customers:
North America	$65,778	$70,654	$197,430	$201,351
Asia	39,954	53,528	116,555	138,062
Europe	18,747	22,307	63,299	66,038
	$124,479	$146,489	$377,284	$405,451

Net Sales:
North America	$68,190	$73,932	$205,113	$211,105
Asia	59,561	78,008	184,933	204,152
Europe	23,761	25,398	76,359	77,341
Less intercompany net sales	(27,033)	(30,849)	(89,121)	(87,147)
	$124,479	$146,489	$377,284	$405,451

(Loss) Income from Operations:
North America	$(8,406)	$3,360	$(6,526)	$6,021
Asia	2,463	5,753	3,746	10,987
Europe	1,320	1,386	5,925	4,595
	$(4,623)	$10,499	$3,145	$21,603

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

Goodwill Impairment - As discussed in Note 4, Fair Value Measurements, the Company recorded an $8.9 million non-cash impairment charge related to its North America goodwill in the third quarter of 2019.  This charge impacted income from operations for the North America segment in the three- and nine-month periods ended September 30, 2019.

(Loss) income from operations represents net sales less operating costs and expenses and does not include any amounts related to intercompany transactions.

16.	SUBSEQUENT EVENT

On November 11, 2019, the Company entered into an Asset Purchase Agreement with CUI Global Inc. (the "Seller") to acquire the majority of the power supply products business of the Seller ("CUI Power") at an aggregate purchase price of $32.0 million, subject to working capital adjustments.  The acquisition, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2019 and will be funded with cash on hand, some or all of which may be sourced from the Company's revolving credit facility.  CUI Power designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  CUI Power is headquartered in Tualatin, Oregon and had trailing-twelve month sales through September 30, 2019 of approximately $37.0 million.

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

We operate through three geographic segments:  North America, Asia and Europe.  In the nine months ended September 30, 2019, 52% of the Company’s revenues were derived from North America, 31% from Asia and 17% from its Europe operating segment.  By product group, 35% of sales for the nine months ended September 30, 2019 related to the Company’s connectivity solutions products, 34% in power solutions and protection products and 31% in magnetic solutions products.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel’s results for the nine months ended September 30, 2019 and/or future results include the following:

•

Revenues – The Company’s revenues decreased by $28.2 million (or 6.9%) in the first nine months of 2019 as compared to the same period of 2018.  The sales decline was seen across all of our major product groups and was largely due to an over-inventoried supply channel at our customers and distributors following the high volume of purchases in 2018 in advance of the tariffs that went into effect in 2018 and 2019.

•

Backlog – Our backlog of orders amounted to $143.3 million at September 30, 2019, a decline of $27.9 million, or 16%, from December 31, 2018.  Since year-end, we saw a 9% increase in the backlog for our Connectivity Solutions products, primarily driven by additional orders from our military customers.  The backlog of orders for our Power Solutions and Protection products declined by 26% and backlog for our Magnetic Solutions products was down 33% from year-end 2018 levels.  Order volumes were lower in the first nine months of 2019 as a result of slowdowns in certain markets coupled with customers working down inventory levels which had been built up in response to new product launches and the tariffs that went into effect in 2018 and 2019.

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

•

Pricing and Availability of Materials – While material cost and availability for certain components have started to ease, the higher raw material costs which were in place during 2018, particularly related to resistors, capacitors and mosfets, are still running through our supply chain as we ship the balance of our inventory on hand from 2018.  Lead times continue to be extended for certain mosfets and costs for those components remain elevated.  As a result, the Company’s material costs as a percentage of sales increased to 44.1% during the first nine months of 2019 from 42.0% during the same period of 2018.

•

Labor Costs – Labor costs decreased from 11.5% of sales during the first nine months of 2018 to 10.4% of sales during the same period of 2019, as a more favorable exchange rate environment in 2019 related to the Chinese Renminbi offset the overall impact of minimum wage increases in Mexico which went into effect on January 1, 2019 as well as minimum wage increases in the PRC which went into effect in the first and third quarters of 2018.

•

Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $1.7 million in restructuring costs during the first nine months of 2019.  During the first nine months of 2019, we implemented cost savings measures that are expected to result in total annualized cost savings of $4.6 million, primarily within cost of sales. We began to realize the benefits of approximately half of this amount in the third quarter of 2019, with the balance expected to be realized starting in the fourth quarter.  Further actions are underway in the fourth quarter related to additional restructuring efforts identified in Asia, and these are expected to yield incremental annualized cost savings of $1.1 million beginning in the first quarter of 2020.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

•

Impact of Foreign Currency – During the first nine months of 2019, labor and overhead costs were $3.9 million lower than the same period of 2018 due to a favorable foreign exchange environment.  The Company also realized foreign exchange transactional gains of $0.5 million during the nine months ended September 30, 2019. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first nine months of 2019 due to the depreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2018.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $3.9 million lower in the first nine months of 2019 as compared to the same period of 2018.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic segment in which our pretax profits are earned.  Of the geographic segments in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 10, “Income Taxes”.

After record bookings throughout 2018, the Company has experienced slower bookings during the first nine months of 2019 as customers work through their inventory on hand. The Company has also experienced margin pressure throughout 2019 due to lower sales volumes and high material costs from 2018 which continue to run through the Company’s statement of operations.  As a result of these ongoing factors, the Company expects the balance of 2019 to remain challenging from both a sales and margin perspective.    The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Net sales to external customers by operating segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
North America	$65,778	53%	$70,654	48%	$197,430	52%	$201,351	50%
Asia	39,954	32%	53,528	37%	116,555	31%	138,062	34%
Europe	18,747	15%	22,307	15%	63,299	17%	66,038	16%
	$124,479	100%	$146,489	100%	$377,284	100%	$405,451	100%

Sales declines in each of our segments during the third quarter of 2019 reflected lower sales into our distribution channel as our distribution partners continue to work down their level of inventory on hand.  Sales of our connector products into military applications were also lower during the third quarter of 2019 compared to the same period of 2018, impacting our North America segment sales.  Sales in our Asia segment in the third quarter of 2019 were down versus 2018 as a result of customers working down heightened inventory levels which had been built up during 2018 in response to new product launches and the tariffs that went into effect in 2018 and 2019.

Net sales and (loss) income from operations by operating segment for the three and nine months ended September 30, 2019 and 2018 were as follows. Segment net sales are attributed to individual segments based on the geographic source of the billing for customer sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total segment sales:
North America	$68,190	$73,932	$205,113	$211,105
Asia	59,561	78,008	184,933	204,152
Europe	23,761	25,398	76,359	77,341
Total segment sales	151,512	177,338	466,405	492,598
Reconciling item:
Intersegment sales	(27,033)	(30,849)	(89,122)	(87,147)
Net sales	$124,479	$146,489	$377,283	$405,451

(Loss) income from operations:
North America	$(8,406)	$3,360	$(6,526)	$6,021
Asia	2,463	5,753	3,746	10,987
Europe	1,320	1,386	5,925	4,595
	$(4,623)	$10,499	$3,145	$21,603

Income from operations declined across all segments during the third quarter of 2019 as compared with the same quarter of 2018 primary due to lower sales volume.  The Company recorded an $8.9 million goodwill impairment charge during the third quarter of 2019 related to its North America operating segment, which impacted (loss) income from operations for the three- and nine-month periods ended September 30, 2019.  Our Asia and North America segments were also impacted by $0.1 million and $0.2 million, respectively, of restructuring charges during the third quarter of 2019.  During the nine months ended September 30, 2019, (loss) income from operations for our North America segment was unfavorably impacted by $1.1 million of restructuring costs associated with the transition of manufacturing and warehouse operations from our Inwood, New York facility to other existing Bel facilities, and higher labor costs in Mexico due to an increase in minimum wage rates which went into effect on January 1, 2019 and our Asia segment was impacted by $0.5 million of restructuring charges related to realignment of our R&D resources for our Power Solutions business.

Net Sales

The Company’s net sales by major product line for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Connectivity solutions	$44,531	36%	$48,526	33%	$131,428	35%	$140,373	34%
Magnetic solutions	39,659	32%	52,972	36%	118,767	31%	136,748	34%
Power solutions and protection	40,289	32%	44,991	31%	127,089	34%	128,330	32%
	$124,479	100%	$146,489	100%	$377,284	100%	$405,451	100%

Connectivity Solutions:

Sales of our Connectivity Solutions products during the third quarter of 2019 declined $4.0 million primarily due to lower demand from military customers as compared to last year's third quarter, and reduced volume of product flowing through our distribution channels as our distribution partners continue to work down inventory levels that had been built up in 2018 ahead of the tariffs.  These factors also impacted the nine-month period ended September 30, 2019, which declined $8.9 million from the same period of 2018, partially offset by higher sales to commercial aerospace customers during the three and nine months ended September 30, 2019.

Magnetic Solutions:

Sales of our Magnetic Solutions products during the three and nine months ended September 30, 2019 were down $13.3 million and $18.0 million, respectively, from the same periods of 2018 while inventory levels built up in advance of a customer's new program launch during 2018 are worked through.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were $4.7 million lower in the third quarter of 2019 compared to the same quarter of 2018.  Sales of our Bel Power Solutions products into datacenter applications decreased by $3.8 million and sales of our Circuit Protection products were $0.9 million lower as compared to last year’s third quarter.  These decreases were partially offset by a $0.5 million increase in sales of our Custom Module products.  Sales during the nine-month period ended September 30, 2019 decreased by $1.2 million from the same period of 2018, as stronger sales into datacenter applications during the first quarter of 2019 lessened the impact of sales declines during the second and third quarters of 2019.

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Material costs	44.9%	43.0%	44.1%	42.0%
Labor costs	9.2%	11.5%	10.4%	11.5%
Research and development expenses	5.0%	4.7%	5.4%	5.3%
Other expenses	22.9%	20.9%	22.6%	21.6%
Total cost of sales	82.0%	80.1%	82.5%	80.4%

Material costs as a percentage of sales were higher during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily due to the industry-wide supply constraints related to certain of our purchased components during 2018.  The finished goods shipped during the third quarter of 2019 still contained some of the higher-cost raw material components.

Labor costs as a percentage of sales declined during the three and nine months ended September 30, 2019 compared to the same periods of 2018 as a more favorable exchange rate environment related to the Chinese Renminbi offset the overall impact of minimum wage increases in the PRC and Mexico.  The PRC government increased the minimum wage in the regions where Bel’s factories are located in February and July of 2018.  The minimum wage rates in Mexico increased effective January 1, 2019.

Included in cost of sales is research and development (“R&D”) expense of $6.2 million and $6.9 million for the three months ended September 30, 2019 and 2018, respectively, and $20.2 million and $21.6 million for the nine months ended September 30, 2019 and 2018, respectively.  The lower R&D expenses in 2019 as compared to the respective 2018 periods is largely reflective of cost savings related to the realignment of our Power Solutions R&D resources earlier in 2019.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and nine months ended September 30, 2019 by $2.1 million and $2.6 million, respectively, as compared to the same periods of 2018, primarily due to lower support labor and fringe expense and a reduction in depreciation and amortization expense in the 2019 periods.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses during the third quarter of 2019 were $17.9 million, down from $18.7 million in the third quarter of 2018. Included within SG&A expenses is a foreign exchange gain of $0.6 million in the third quarter of 2019 compared to a foreign exchange gain of $1.5 million in the third quarter of 2018.  Excluding the effects of foreign exchange gains, SG&A expense was down $1.7 million in the third quarter of 2019 as compared to the same period of 2018, led by lower salaries and fringe expense of $1.1 million and reductions in legal and professional fees of $0.7 million from last year’s third quarter.

SG&A expenses during the first nine months of 2019 were $56.5 million, down from $57.7 million in the same period of 2018. Included within SG&A expenses is a foreign exchange gain of $0.5 million in the nine months ended September 30, 2019 compared to a foreign exchange gain of $2.4 million in the same period of 2018.  Excluding the effects of foreign exchange gains, SG&A expense was down $3.1 million in the first nine months of 2019 as compared to the same period of 2018.  Factors contributing to the lower SG&A expense in the 2019 period were lower salaries and fringe expense of $2.3 million and a reduction in legal and professional fees of $1.4 million.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic segments in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 10, “Income Taxes”.

The provision (benefit) for income taxes for the three months ended September 30, 2019 and 2018 was $0.6 million and ($2.2) million, respectively.  The Company’s earnings before income taxes for the three months ended September 30, 2019, were approximately $15.1 million lower than the same period in 2018, primarily attributable to the $8.9 million impairment of goodwill in North America, as well as lower earnings in the North America and Asia segments.  The Company’s effective tax rate was (10.0%) and (24.1%) for the three months ended September 30, 2019 and 2018, respectively.  The change in the effective tax rate during the three months ended September 30, 2019 as compared to the same period in 2018, is primarily attributable to a decrease in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  Additionally, the change in the tax rate during the three months ended September 30, 2019 compared to the same period in 2018 is attributable to a decrease in tax expense in the North America segment due to the reduction in the estimated transition tax on post-1986 untaxed accumulated foreign earnings as well as a decrease in the taxes related to uncertain tax positions during the 2018 period. See Note 10, “Income Taxes.”

The provision for income taxes for the nine months ended September 30, 2019 and 2018 was $1.0 million and $0.5 million, respectively.  The Company’s earnings before income taxes for the nine months ended September 30, 2019 were approximately $18.5 million lower than the same period in 2018, primarily attributable to the $8.9 million impairment of goodwill in North America, as well as lower earnings in the North America and Asia segments.  The Company’s effective tax rate was (78.2%) and 3.0% for the nine-month periods ended September 30, 2019 and 2018, respectively.  The change in the effective tax rate during the nine months ended September 30, 2019 as compared to the same period of 2018, is primarily attributable to the same factors noted above related to the third quarter, as well as the impact from permanent tax differences on U.S. tax-exempt activities during the first quarter of 2019.

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

At September 30, 2019 and December 31, 2018, $25.2 million and $46.3 million, respectively (or 39% and 86%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first nine months of 2019, the Company repatriated $29.3 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 33.1% of the Company’s total assets at September 30, 2019 and 32.9% of total assets at December 31, 2018. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.2 to 1 at September 30, 2019 and 2.7 to 1 at December 31, 2018.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”), and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at September 30, 2019 was $75.0 million, of which we had the ability to borrow $40.6 million without violating our Leverage Ratio covenant based on the Company’s existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three-phase approach through 2020. We currently estimate total costs over the course of this system implementation to be approximately $7.0 million.  The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”  Since inception of the project, we have incurred a cumulative amount of $6.8 million in connection with this implementation, of which $0.2 million and $1.6 million in implementation costs was incurred during the three and nine months ended September 30, 2019, respectively.  These costs are included in SG&A on the condensed consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  In relation to this first phase completed, we started realizing annualized cost savings of approximately $1.3 million in the second quarter of 2019. The preceding sentence represents a Forward-Looking Statement.  See “Cautionary Notice Regarding Forward-Looking Information.”

Cash Flows

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Company’s cash and cash equivalents increased by $10.9 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $18.9 million; partially offset by
•	purchases of property, plant and equipment of $8.2 million;
•	dividend payments of $2.4 million; and
•	repayments of long-term debt of $2.2 million

During the nine months ended September 30, 2019, accounts receivable decreased by $12.4 million primarily due to lower sales during the third quarter of 2019 as compared to the fourth quarter of 2018.  Days sales outstanding (DSO) decreased slightly to 58 days at September 30, 2019 from 59 days at December 31, 2018.  Inventory decreased by $8.4 million at September 30, 2019 compared to December 31, 2018.  Inventory turns were 3.7 at each of September 30, 2019 and December 31, 2018.

Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Company’s cash and cash equivalents decreased by $15.1 million.  This decrease was primarily due to the following:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first nine months of 2019, the U.S. Dollar was stronger against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first nine months of 2019 versus those during the same period of 2018, the Euro depreciated by 6%, the Pound depreciated by 6%, the Peso depreciated by 1% and the Renminbi depreciated by 5% against the U.S. Dollar.  The Company estimates that the depreciation in these foreign currencies led to lower operating costs of $3.9 million, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  Foreign exchange gains were also recognized in the first nine months of 2019 of $0.5 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2018.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of market risks.

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

PART II.     Other Information

Item 1.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 14 "Commitments and Contingencies" of the Company’s Condensed Consolidated Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding the Company's purchase of shares of its Class A Common Stock during each calendar month in the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2019	-	$-	-	$-
August 1 - August 31, 2019	-	-	-	-
September 1 - September 30, 2019	30,000	14.93	-	-

Total	30,000	$14.93	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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
November 12, 2019
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)