Form 10-K
period 2019-12-31
BEL FUSE INC /NJ
filed 2020-03-25
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 0-11676

_____________________

BEL FUSE INC.
206 Van Vorst Street
Jersey City, NJ  07302
(201) 432-0463

(Address of principal executive offices and zip code)

(Registrant's telephone number, including area code)

NEW JERSEY	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock ($0.10 par value)	BELFA	NASDAQ Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐	No ☒

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

	Yes ☒	No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

				☐ Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019) was $196.8 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2020
Class A Common Stock	2,144,912
Class B Common Stock	10,123,602

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

With more than 70 years in operation, Bel has reliably demonstrated the ability to succeed in a variety of product areas across a global platform.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

The Company is organized under New Jersey law.  Following its segment reorganization in the fourth quarter of 2019, the Company operates in one industry with four reportable operating segments, Cinch Connectivity Solutions, Power Solutions & Protection and Magnetic Solutions (representing 35%, 33% and 32% of the Company's 2019 sales, respectively) and a Corporate segment. Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302, and Bel's telephone number is (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (ticker symbols BELFA and BELFB).  For information regarding Bel's operating segments, see Note 12, "Segments", of the notes to our consolidated financial statements.  Hereinafter, all references to "Note" will refer to the notes to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be a key element in our growth strategy. The Company may, from time to time, purchase equity positions in companies that are potential merger candidates.  We frequently evaluate possible merger candidates that would provide such potential benefits as an expanded product and technology base that would allow us to expand the breadth of our product offerings to our strategic customers and/or provide an opportunity to reduce overall operating expense as a percentage of revenue.  Other factors such as whether such possible merger candidates are positioned to take advantage of our lower cost offshore manufacturing facilities, and whether a cultural fit would allow the acquired company to be integrated smoothly and efficiently are also considered.

On December 3, 2019, we completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and had sales of $32.0 million for 2019.  The acquisition of the CUI power business enhances Bel's existing offering of power products, allowing us to better address all of our customer power needs.  It also introduces an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.

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

Power Solutions & Protection

Bel's power conversion products include internal and external AC-DC power supplies, DC-DC converters and DC-AC inverters. These products provide power conversion solutions for a number of Industrial, Networking and Consumer applications.  Bel circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets.

	Product Line	Function	Applications	Brands Sold Under
Power Solutions & Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications	Bel Power Solutions, MelcherTM, CUI
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, MelcherTM, CUI
	External Power Products	Standard and customizable desktop and wall plug adapters that convert AC main input voltages to a variety of DC output voltages.	Consumer and industrial devices and equipment	CUI
	Module Products	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.	Broadband telecommunications, IoT, Smart Grid and Smart Lighting communication and power solutions for industrial and commercial applications.	Bel
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, cell phone chargers, consumer electronics, and battery protection.	Bel

Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, network infrastructure, structured building cabling and several industrial applications.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Avionics, smart munitions, communications, radar and various industrial equipment	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, high-frequency and wireless communications	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	RJ and USB Connectors and Cable Assemblies	RJ45, RJ11 and USB connectivity for data/voice/video transmission.	Largely Ethernet applications including network routers, hubs, switches, and patch panels; and emerging internet-of-things (IoT) applications	Stewart Connector

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2019, we had a sales and support staff of 169 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

R&D costs are expensed as incurred. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administrative costs and miscellaneous other items.  During the fourth quarter of 2019, the Company changed its financial statement presentation related to R&D costs to be consistent with the presentations of its peers.  R&D costs were previously included in cost of sales on the consolidated statements of operations.  In this Annual Report on Form 10-K, R&D costs are now shown as a separate line below gross profit.  All prior periods presented were recast to reflect this reclassification.

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

Associates

As of December 31, 2019, we employed 6,935 full-time associates, a decrease of 1,163 full-time associates from December 31, 2018. At December 31, 2019, we employed 1,809 people at our North American facilities, 4,239 people at our Asian facilities and 887 people at our European facilities, excluding 672 workers supplied by independent contractors. All factory workers in the People's Republic of China ("PRC"), Worksop, England and Reynosa, Mexico are represented by unions. While the majority of our manufacturing associates are members of workers unions, approximately 586 associates worldwide are covered by collective bargaining agreements expiring within one year.  We believe that our relations with our associates are satisfactory.

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

Backlog

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 29, 2020 to be approximately $186.3 million as compared with a backlog of $174.4 million as of February 28, 2019.  Management expects that approximately 89% of the Company's backlog as of February 29, 2020 will be shipped by December 31, 2020. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  See Item 1A of this Annual Report - "Risk Factors - Our backlog figures may not be reliable indicators."

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from April 2020 to June 2038.

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

Item 1A.  Risk Factors

The risks described below should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-K also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described below, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.

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

Our global operations and demand for our products face risks related to health epidemics such as the coronavirus.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the recent outbreak of a novel strain of coronavirus was first identified and had an unfavorable impact on our four largest manufacturing facilities, which are located in China, throughout the first quarter of 2020.  Travel restrictions imposed by the local governmental authorities to control the spread of the virus resulted in an extended closure of our facilities in China over the Lunar New Year holiday, with the return of workers delayed until following the holiday break.  By March 9, 2020, our overall worker return rate at our China facilities was approximately 85%.  Our suppliers, customers and our customers’ contract manufacturers have been similarly impacted, and many are also currently operating at less than full capacity.  As the coronavirus continues to spread across Europe and the U.S., additional Bel facilities may be negatively impacted.  In addition, the coronavirus has started to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. The extent to which the coronavirus will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Annual Report on Form 10-K.

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

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our consolidated financial position and consolidated results of operations.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Further, a portion of our interest rate in effect is determined each quarter by our leverage ratio in relation to a tiered pricing grid, as outlined in the credit agreement. An increase in our leverage ratio would result in higher borrowing costs. As of December 31, 2019, we had $145.0 million of borrowings under our credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.4 million increase or decrease in annual interest expense.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes.  Our consolidated principal amount of outstanding indebtedness was $145.0 million at December 31, 2019, resulting in a leverage ratio of 3.14x adjusted EBITDA, as calculated in accordance with our credit agreement.  Accordingly, our U.S. debt service requirements are significant in relation to our U.S. net sales and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain a certain covenant leverage ratio, and the ratio becomes more restrictive at specific dates during the term.  If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") which included significant changes to the U.S. corporate income tax system. The effect of the international provisions of the Tax Act resulted in a one-time deemed repatriation tax on unremitted foreign earnings and profits (a "transition tax").  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in connection with which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in a reduction of the Company's provisional estimate from $18.1 million to $15.5 million.  Any further changes to fiscal and tax policies could have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

In the PRC, we are challenged to match availability of workers and maintain lead times in line with customer demand for certain of our products, which demand has been highly volatile in recent years.  This volatility can materially adversely affect Bel's results.

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday as well as economic conditions in the PRC and current concerns regarding responses to the outbreak of the coronavirus.  In addition, we have little visibility into the ordering habits of our customers and can be subjected to large and unpredictable variations in demand for our products.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  These recruiting and training efforts and related inefficiencies, as well as overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC.

Increases in minimum wage rates in the PRC and Mexico will have an unfavorable impact on our profit margins.

Approximately one-third of our total sales are generated from labor intensive magnetic products, which are primarily manufactured in the PRC.  Minimum wage rates in the PRC, which are mandated by the government, were increased in early- and mid-2018 in each of the regions in which Bel's products are manufactured.  In addition, the government in Mexico issued increases to the minimum wage rates effective January 1, 2019 which impacted our labor rates at both of our manufacturing facilities in Mexico.  These and any future increases in minimum wage rates will have an unfavorable impact on our profit margins.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies.  If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations.  If the acquisitions fail to perform up to our expectations, or if there is further weakening of economic conditions, we could be required to record impairment charges.  During the year ended December 31, 2019, we recorded an impairment charge of $8.9 million due to weakened market conditions in our former North America operating segment.

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

The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and consolidated results of operations.

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

•

restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

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

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals.  In addition, other events, such as the United Kingdom's exit from the European Union and the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC, also create a level of uncertainty.  If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our consolidated results of operations and consolidated financial condition.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2019, sales to one direct customer exceeded 10% of our consolidated net sales. Hon Hai/Foxconn Technology Group, a contract manufacturer utilized by various end customers, represented 10.2% of our 2019 consolidated net sales. We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations in prior years. See Note 12, "Segments" for additional disclosures related to our significant customers.  Furthermore, factors that negatively impact the businesses of our major customers, such as the continued grounding of aircraft at a major commercial aerospace customer, could materially and adversely affect us even if the customer represents less than 10% of our 2019 consolidated net sales.

We may experience labor unrest.

As we periodically implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of lay-offs or termination of employees in higher labor cost countries.  Our manufacturing facilities in the United Kingdom and Mexico are represented by labor unions and substantially all of our factory workers in the PRC are represented by government-sponsored unions.

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

Our business is subject to federal, state, local and foreign privacy laws, rules and regulations of multiple countries that we operate in, including but not limited to the European Union General Data Protection Regulation (“EU GDPR”) and the California Consumer Privacy Act of 2020. The California Consumer Privacy Act ("CCPA") that went into effect in January 2020 with many regulations that are similar to the EU GDPR. Under the Withdrawal Agreement (Brexit), EU GDPR will continue to apply to and in the United Kingdom during the Transition Period from January 31, 2020 until December 31, 2020. The EU GDPR imposes significant requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance.  Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our consolidated results of operations.

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

The SEC has adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of the Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. As a public company, Bel has been required to make filings under these rules since 2014.  In such annual filings, Bel describes the due diligence it has undertaken of its suppliers in an effort to determine the source of any conflict minerals used in its products or components.  These due diligence requirements are ongoing, and Bel will continue to incur additional costs, which could be substantial, related to its due diligence and compliance process.  In addition, the Company's supply chain is complex, and if it is not able to determine with certainty the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of the Congo and surrounding countries, then the Company may face reputational challenges with customers, investors or others.  As there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free" in its products and components, the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices.

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

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  The market price of our common stock may rise and fall in response to a variety of other factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	the impact of the coronavirus on our operations and supply chain;
•	market or economic conditions specific to particular geographical areas in which we operate;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 29, 2020, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 29, 2020, to the Company's knowledge, this shareholder owned 21.5% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 29, 2020, Daniel Bernstein, the Company's chief executive officer, beneficially owned 354,906 Class A common shares (or 21.0%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 362,930 Class A common shares (or 21.4%) of the outstanding Class A common shares whose voting rights were not suspended.

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

We are subject to an increasing number of various types of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company occupies 349,000 square feet at 24 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support.  Of this space, the Company leases 213,000 square feet in 18 facilities and owns properties of 136,000 square feet.

The Company also operated 20 manufacturing facilities in 7 countries as of December 31, 2019.  Approximately 14% of the 2.2 million square feet the Company occupies is owned while the remainder is leased.    See Note 17, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2019:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	650,000	Leased	28%
Pingguo, People's Republic of China	250,000	Leased	71%
Shenzhen, People's Republic of China	227,000	Leased	100%
Zhongshan, People's Republic of China	314,000	Leased	86%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, United Kingdom	51,000	Leased	28%
Chelmsford, United Kingdom	17,000	Leased	80%
Sudbury, United Kingdom	12,000	Leased	90%
Dominican Republic	33,000	Leased	85%
Cananea, Mexico	29,000	Leased	60%
Reynosa, Mexico	77,000	Leased	56%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	124,000	Leased	83%
McAllen, Texas	40,000	Leased	56%
Melbourne, Florida	18,000	Leased	64%
Tempe, Arizona	8,000	Leased	100%

	2,236,000

Of the space described above, 289,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 463,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 30.5% of its identifiable assets are located in Asia.

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption "Legal Proceedings" in Note 17, "Commitments and Contingencies."

Item 4.   Mine Safety Disclosures

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

As of February 29, 2020, there were 42 registered shareholders of the Company's Class A Common Stock and 331 registered shareholders of the Company's Class B Common Stock.  As of February 29, 2020, the Company estimates that there were 549 beneficial shareholders of the Company's Class A Common Stock and 2,504 beneficial shareholders of the Company's Class B Common Stock. At February 29, 2020, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 21.5% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of certain officers, directors and principal shareholders may be increased at future meetings of the Company's shareholders".

(c)	Dividends

During the years ended December 31, 2019 and 2018, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.4 million in 2019 and $3.3 million in 2018.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.   On January 31, 2020, the Company paid a dividend to all shareholders of record at January 15, 2020 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 19, 2020, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2020 to all shareholders of record at April 15, 2020.  Determinations regarding future dividend payments will depend, in part, upon the immediate and long-term effects of the coronavirus on the Company, its customers and its suppliers.

(d)	Common Stock Performance Comparisons

Not applicable.

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

Under the SEC's amended definition of a "smaller reporting company," the Company is deemed to be a smaller reporting company.  Accordingly, among other things, the Company is not required to present selected financial data in Item 6 and has reduced the number of years covered by its financial statements in Item 8.

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

We operate through three product group segments, in addition to a Corporate segment.  In 2019, 35% of the Company's revenues were derived from Cinch Connectivity Solutions, 33% from Power Solutions and Protection and 32% from its Magnetic Solutions operating segment.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2019 and/or future results include the following:

•

Revenues – The Company's revenues declined by $55.8 million, or 10.2%, in 2019 as compared to 2018.  By product segment, Power Solutions and Protection sales were down by 7.3%, Cinch Connectivity Solutions sales declined by 7.7% and Magnetic Solutions sales were lower by 15.4%.  International trade policy, and in particular the additional tariffs imposed on our products imported from China, negatively impacted our sales volumes in 2019.  Following an acceleration of orders throughout 2018 from customers anticipating higher pricing in 2019, the industry experienced lower order and sales volumes throughout the supply chain in 2019.  In many cases for Bel, the lower order volume related to customers and distributors working through their inventory on hand.  However, by year end, the ongoing tariffs caused certain customers to source products from other countries and this further impacted our sales beginning in the fourth quarter of 2019.

•

Backlog – Our backlog of orders totaled $160.2 million at December 31, 2019, representing a decrease of $10.9 million, or 6%, from December 31, 2018.  Since the 2018 year-end, we saw a 21% increase at Cinch Connectivity Solutions, driven by higher demand related to a variety of military applications.  The backlog for our Power Solutions and Protection products decreased by 14%, driven by certain customers sourcing product elsewhere in light of the ongoing tariffs on our product manufactured in China.  Further, several of our OEM customers and distribution partners continued to work through inventory on hand through the remainder of 2019, and did not yet place replenishment orders prior to year-end. Our Magnetic Solutions backlog declined by 29%, as one of our large OEM end customers had ordered high volumes at the start of a new product launch in 2018 and worked through inventory on hand throughout 2019.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company's gross margin percentage.  In general, our connectivity products have the highest contribution margins, our magnetic products are more labor intensive and are therefore less profitable than the connectivity products and our power products are on the lower end of our profit margin range, due to their high material content.  Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.  See Note 12, "Segments" for profit margin information by product group.

•

Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, mosfets and printed circuit boards.  Lead times were extended and the reduction in supply also caused an increase in prices for certain of these components throughout 2018.  As a result, the Company's material costs as a percentage of sales increased to 44.7% during 2019 from 41.9% during 2018.  Purchases of raw materials during 2019 were at lower pricing though still elevated compared to pre-2018 pricing.  As we've worked through much of our higher cost inventory on hand from 2018, we anticipate our material costs as a percentage of sales will be lower in 2020 as compared to 2019.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

•

Labor Costs – Labor costs decreased from 11.5% of sales during 2018 to 10.3% of sales during 2019, primarily due to the appreciation of the U.S. Dollar against the Renminbi, particularly during the first half of 2019.  The favorable impact of exchange rates was partially offset by minimum wage increases in the PRC and Mexico.  We anticipate labor costs will be a challenge in the early part of 2020 as we expect to incur labor costs in the PRC for associates who are unable to return to work following the extended Lunar New Year holiday due to travel restrictions or illness in connection with the coronavirus outbreak.  The preceding two sentences represent a Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

•

Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $2.6 million in restructuring costs during 2019. Throughout 2019, we transitioned our Signal manufacturing operations from Inwood, New York to other existing Bel facilities, closed our office in Shanghai, and implemented other indirect headcount reductions globally.  These actions resulted in total annualized cost savings of $5.7 million ($3.4 million in cost of sales, $1.8 million in R&D and $0.5 million in SG&A).  Of the annualized cost savings, $1.7 million was realized in 2019 with the incremental $4.0 million to be realized in 2020 ($2.6 million in cost of sales, $0.9 million in R&D and $0.5 million in SG&A).  The Company will continue to streamline the organization in 2020 to further improve profitability.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

•

Impact of Foreign Currency – During 2019, favorable fluctuations in exchange rates, particularly between the U.S. dollar and the Renminbi, resulted in lower labor and overhead costs of $4.2 million versus the exchange rates in effect during 2018.  In addition, a foreign exchange transactional gain of $0.1 million was realized during 2019.  Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $4.2 million lower in 2019.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

ERP System Implementation – In January 2019, the Company completed the first phase of its ERP system implementation with the successful transition of its Power Solutions business onto the new system without any notable issues.  In January 2020, the second phase of the implementation related to its TRP business was completed successfully.  The Company incurred expenses of $1.8 million during 2019 related to this project.  The remaining phases of this project will largely leverage Bel's trained internal resources which should result in lower implementation costs going forward.  In 2019, the Company realized cost savings of $2.0 million related to the elimination of redundant license fees associated with its ERP systems.

•

Coronavirus Outbreak – Bel is closely monitoring the Coronavirus (COVID-19) outbreak and its impact on our operations and supply channel.  We anticipate first quarter 2020 results will be impacted by the extended Lunar New Year holiday break and by lower productivity levels at our four manufacturing sites in China, all of which have resumed operations at reduced levels.  Our top priority is the welfare of our associates, and we are working diligently with the local governmental authorities to ensure necessary preparations are made to allow our remaining associates to safely return to work.  Lead times for our products are currently pushed back by four weeks, and may extend further as we better determine the impact on our suppliers.  Logistics companies and customs offices are also operating at reduced levels.  As of the time of the filing of this Annual Report on Form 10-K, we are unable to determine the level of financial impact that the Coronavirus will have on our 2020 consolidated financial results.

•

Regulatory Approvals – Bel's Cinch Connectivity Solutions segment is a supplier to a large U.S. commercial aerospace customer and has content on a model of aircraft that is currently grounded.  We anticipate, at a minimum, sales to be unfavorably impacted by $5-$7 million throughout the first half of 2020, with an earnings impact of approximately $2.5-$3.0 million.  This impact is an estimate for the first half of 2020 only, and we anticipate a similar impact in future quarters for as long as the grounding continues.  The preceding two sentences represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Statements."

•

Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic region in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographic regions.  See Note 9 to the Company's Consolidated Financial Statements - "Income Taxes".

We enter 2020 with very limited visibility given the recent outbreak of the Coronavirus in China and separately, the grounding of aircraft at a large commercial aerospace customer.  Bel management is closely monitoring both of these situations, and working diligently to minimize the impacts to our operations and financial results.

Summary by Operating Segment

Net Sales

The Company's net sales by major product line for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	Year Ended
	December 31,
	Net Sales		Gross Profit %
	2019	2018	2019	2018
Connectivity solutions	$172,348	$186,724	25.8%	29.5%
Magnetic solutions	156,536	185,407	21.9%	25.1%
Power solutions and protection	163,528	176,053	20.1%	22.7%
	$492,412	$548,184	22.5%	25.4%

Cinch Connectivity Solutions:

Our connectivity solutions products showed a reduction in sales of $14.4 million during 2019 compared to 2018.  Sales of our Stewart passive connectors were down by $8.4 million from 2018 primarily due to reduced volume of product flowing through out distribution channels as our distribution partners continued to work down inventory levels that had been built up in 2018 ahead of the tariffs.  In addition, weakened economic conditions in the construction industry in the U.S. and Europe impacted demand for our product in premise wiring applications.  Sales of our Cinch products were lower by $5.9 million in 2019 primarily related to lower demand from military and commercial aerospace customers compared to 2018.  The decline in Cinch Connectivity Solutions gross profit margins during 2019 related to lower fixed cost absorption as a result of lower sales and higher direct and indirect labor costs, particularly in Mexico where the minimum wage rates increased significantly effective January 1, 2019.

Magnetic Solutions:

Sales of our magnetic products declined by $28.9 million from 2018 while inventory levels built up in advance of a customer's new program launch during 2018 were worked through.  While orders received for our magnetic products in 2019 were down by $53.0 million from 2018 levels, we saw our first indication of recovery in the fourth quarter of 2019, with an increase in bookings of $3.6 million compared to the fourth quarter of 2018.  The decline in Magnetic Solutions gross profit margin from 2018 primarily resulted from the decline in sales, which led to lower absorption of fixed costs within the factories.  Higher material costs within this product group were offset by lower labor costs driven by the appreciation of the U.S. dollar versus the Renminbi in 2019 as compared to the exchange rates in place throughout 2018.

Power Solutions and Protection:

Sales of our Power Solutions products declined by $12.5 million during 2019 as compared to 2018.  Sales of our Bel Power Solutions products decreased by $11.2 million, the impact of which was largely seen in the fourth quarter of 2019 compared to the fourth quarter of 2018.  Limitations and additional tariffs related to U.S.-China trade accounted for $6.6 million of the decline from the fourth quarter of 2018 to the fourth quarter of 2019, with the balance of the decline relating to lower orders in 2019 as our customers and distribution partners worked through their inventory on hand from 2018.   Sales of our circuit protection and custom module products were also lower during 2019 by $1.7 million and $1.5 million from 2018, respectively.  These declines were partially offset by revenue from our acquisition of the CUI power assets in December 2019, which contributed $2.2 million of sales during 2019.  The reduction in gross profit margin for the Power Solutions and Protection segment primarily related to higher material costs on product shipped during 2019.  This was partially offset by lower fixed costs at the factories, with reductions in support labor and fringe of $0.9 million, lower depreciation and amortization expense of $1.1 million, and a decline in overhead costs of $0.9 million.

Cost of Sales

Cost of sales as a percentage of net sales for the two years ended December 31, 2019 consisted of the following:

	Year Ended
	December 31,
	2019	2018
Material costs	44.7%	41.9%
Labor costs	10.3%	11.5%
Other expenses	22.5%	21.2%
Total cost of sales	77.5%	74.6%

Material costs as a percentage of sales increased during 2019 compared to 2018 primarily due to industry-wide supply constraints related to certain of our purchased components throughout much of 2018, which led to higher raw material prices.  The higher-cost raw materials purchased in 2018 were components to a large portion of the finished goods sold throughout 2019. This has had an unfavorable impact on gross margins across most of our product lines.

Labor costs as a percentage of sales declined in 2019 compared to 2018 as a more favorable exchange rate environment related to the Chinese Renminbi offset the overall impact of minimum wage increases in the PRC and Mexico.  The PRC government increased the minimum wage in the regions where Bel’s factories are located in February and July of 2018.  The minimum wage rates in Mexico increased effective January 1, 2019.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities and insurance).  In total, these other expenses decreased during 2019 by $5.3 million as compared to 2018, primarily due to lower support labor and fringe expense of $3.0 million, a reduction in depreciation and amortization expense of $1.4 million and lower overhead expenses of $0.5 million.

Research and Development ("R&D")

R&D expenses were $26.9 million and $29.5 million for the years ended December 31, 2019 and 2018, respectively.  The reduction in R&D expenses during 2019 largely resulted from restructuring efforts during the year, in addition to a favorable impact of the depreciation of the Euro, Pound and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2018.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $76.1 million in 2019 as compared with $82.6 million in 2018.  The reduction primarily related to a lower fringe benefit expense of $2.8 million, a reduction in legal and professional fees of $2.4 million (largely due to elimination of redundant ERP license and support fees), lower sales commissions of $0.7 million and a reduction in G&A headcount resulting in $0.6 million of lower salaries.

Restructuring Charges

The Company recorded restructuring charges of $2.6 million in 2019 in connection with the transition of its manufacturing operations from Inwood, New York to other existing Bel facilities, the closure of its office in Shanghai and indirect headcount reductions in Europe and Asia, largely related to our Power segment.  The Company recorded $0.2 million of restructuring charges in 2018 related to the closure of its manufacturing facility in Malaysia.

Interest Expense

The Company incurred interest expense of $5.4 million in 2019 and $5.3 million in 2018 primarily due to our outstanding borrowings under the Company's credit and security agreement used to fund the 2014 Acquisitions.  The slight increase in interest expense during 2019 related to higher interest rates on our outstanding balance during 2019, partially offset by a lower debt balance throughout most of 2019 as compared to 2018.  See "Liquidity and Capital Resources" and Note 10 of the Notes to our Consolidated Financial Statements - "Debt," for further information on the Company's outstanding debt.

Other (Expense) Income, Net

Other (expense) income, net was expense of $2.3 million in 2019 compared to income of $2.0 million in 2018.  The expense in 2019 largely related to a $2.1 million loss on liquidation of foreign subsidiaries.  Another factor attributable to the year over year variance was a foreign exchange gain of $2.7 million in 2018 as compared to a foreign exchange gain of $0.1 million in 2019.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 9, “Income Taxes” and the “Tax Reform” discussion below.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised E&P computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in the reduction of the Company’s provisional estimate from $18.1 million to $15.5 million.  The effect of the measurement-period adjustment on the 2018 effective tax rate was a reduction of approximately 11%.  The Company plans to pay the transition tax in installments in accordance with the Act.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.  The Company included approximately $6.8 million and $18.0 million of GILTI inclusion for the years ended December 31, 2019 and 2018, respectively. The GILTI income was offset by the Company’s U.S. losses and credits which resulted in no additional U.S. tax expense.

2019 as Compared to 2018

The provision for income taxes for the years ended December 31, 2019 and 2018 was $1.4 million and $2.9 million, respectively.  The Company’s earnings before income taxes for the year ended December 31, 2019 were approximately $30.9 million lower than the same period in 2018, primarily attributable to a decrease in income in the Asia and North America regions.  The Company’s effective tax rate was (19.7%) and 12.3% for the years ended December 31, 2019 and 2018, respectively.  The change in the effective tax rate during the year ended December 31, 2019 as compared to the same period of 2018, is primarily attributable to a decrease in tax expense in the North America segment due to the reduction in U.S. taxes relating to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act, as well as a decrease in taxes related to uncertain tax positions and permanent tax differences on U.S. tax exempt activities. Additionally, the effective tax rate of 2018 was favorably impacted by a measurement period adjustment of $2.6 million related to the transition tax.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company’s sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  As part of Macau’s commitment to comply with OECD standards, it will abolish the existing offshore company (MOC) regime as of January 1, 2021. The existing law and the relevant regulations related to the offshore business will be abolished and the operating permit to carry on offshore business will be terminated on January 1, 2021. The Company has decided to continue this company’s operations and beginning January 1, 2021 will pay 12% tax on any profits from this operation.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2019. Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2019.  Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese Renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese Renminbi depreciated by approximately 4% in 2019 as compared to 2018 and the British pound depreciated by 4%.  The Mexican peso did not have a material fluctuation on average in 2019 as compared to 2018.  To the extent the Renminbi or Peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company's European entities, whose functional currencies are Euros, British pounds and Czech Korunas, enter into transactions which include sales that are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange (losses) gains of ($0.1) million and $2.7 million for the years ended December 31, 2019 and 2018, respectively, which were included in other income/expense, net on the consolidated statements of operations.  The currency exchange gains recorded in 2018 were primarily due to the favorable impact of the depreciation of the Chinese Renminbi and Euro against the U.S. dollar. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of $2.6 million and ($6.1) million for the years ended December 31, 2019 and 2018, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

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

At December 31, 2019 and 2018, $29.1 million and $46.3 million, respectively (or 40% and 86%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During 2019, the Company repatriated $29.3 million of funds from outside of the U.S., with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in December 2014, March 2016, and further amended and refinanced in December 2017 (see Note 10, "Debt," for additional details).  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the Credit Agreement in the amount of $8.2 million. The Amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and changes certain covenants related to matters including acquisitions, share repurchases and financial ratios.

The Company was in compliance with its debt covenants as of December 31, 2019, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at December 31, 2019 was $43.0 million, of which we had the ability to borrow $19.9 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

At December 31, 2019, the Company had $145.0 million outstanding under its credit agreement.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt."

For information regarding further commitments under the Company's operating leases, see Note 17, "Commitments and Contingencies."

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three-phase approach through early 2021.  Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which $1.8 million and $2.2 million in implementation costs was incurred during 2019 and 2018, respectively.  These costs are included in SG&A on the consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  To date, 40% of our overall business has transitioned to the new ERP system and we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized in 2019.  We anticipate completing this project with in-house resources by early 2021, with no further outside consulting costs. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

During the year ended December 31, 2019, the Company's cash and cash equivalents increased by $18.4 million.  This increase was primarily due to cash provided by operations of $24.5 million and $32.0 million of net proceeds from borrowing under our revolving credit facility, partially offset by a $29.0 million payment, net of cash acquired, for the acquisition of the CUI power assets, the purchase of property, plant and equipment of $9.9 million, repayments of long-term debt of $3.0 million, and payments of $3.4 million for dividends. Cash provided by operations increased by $14.4 million in 2019 as compared to 2018, primarily due to lower year-end inventory levels and accounts receivable balances in 2019.

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

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 31.6% and 32.9% of the Company's total assets at December 31, 2019 and December 31, 2018, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 and 2.7 to 1 at December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2019, accounts receivable decreased $19.3 million primarily due to lower sales volume in the fourth quarter of 2019 as compared to the fourth quarter of 2018.  Days sales outstanding (DSO) increased slightly to 60 days at December 31, 2019 from 59 days at December 31, 2018.  Inventories decreased by $17.1 million from the December 31, 2018 level as raw material levels were lower in response to a decrease in customer demand for our products.  Inventory turns decreased slightly to 3.6 times per year at December 31, 2019 from 3.7 times per year at December 31, 2018.

Contractual Obligations

The following table sets forth at December 31, 2019 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$145,014	$5,948	$139,066	$-	$-
Interest payments due on long-term debt(2)	13,336	4,757	8,579	-	-
Capital expenditure obligations	2,787	2,787	-	-	-
Transition tax payments	10,009	929	3,071	6,009	-
Operating leases(3)	20,800	7,217	10,316	2,723	544
Raw material purchase obligations	42,469	42,165	304	-	-
First quarter 2020 quarterly cash dividend declared	841	841	-	-	-

Total	$235,256	$64,644	$161,336	$8,732	$544

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)

Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our Credit and Security Agreement on December 31, 2019 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2019.

At December 31, 2019, we had liabilities for unrecognized tax benefits and related interest and penalties of $29.1 million, most of which is included in other liabilities and the remaining balance of which is included in other current liabilities on our Consolidated Balance Sheet. At December 31, 2019, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements for further discussion.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2019, $21.5 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2019 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $14.7 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

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

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2019 and 2018, the Company had reserves for excess or obsolete inventory of $9.1 million and $9.9 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test, for our annual goodwill impairment tests in the fourth quarter of 2019 and 2018, we performed quantitative tests for all of our reporting units that have goodwill allocated.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

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

2019 Goodwill Impairment Tests

As further discussed in Note 4, "Goodwill and Other Intangible Assets", due to weakened market conditions, the Company performed interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2019.  Further, based on management's view of the Company, there was a change in reportable operating segments effective October 1, 2019.  At the Company's annual test date for goodwill impairment, an analysis was performed on both the one remaining former segment with goodwill and the new segments to ensure that no impairment existed as of the annual test date under either set of segments.  Critical assumptions that the Company used in performing the income approach for its reporting units at each test date throughout 2019 included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2024.

Reporting Unit	Segment Group	Test Date	Normalized Growth Rate
North America	Former Segments	Interim - 7/31/19	2.0%
Europe	Former Segments	Interim - 7/31/19	2.0%
Europe	Former Segments	Annual - 10/1/19	2.0%
Connectivity Europe	New Segments	Annual - 10/1/19	2.0%
Power Europe	New Segments	Annual - 10/1/19	2.0%

•	Applying a terminal value growth rate of 2% for our reporting units to reflect our estimate of stable and perpetual growth.

•

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Segment Group	Test Date	Discount Rate
North America	Former Segments	Interim - 7/31/19	14.0%
Europe	Former Segments	Interim - 7/31/19	15.0%
Europe	Former Segments	Annual - 10/1/19	15.0%
Connectivity Europe	New Segments	Annual - 10/1/19	16.5%
Power Europe	New Segments	Annual - 10/1/19	15.0%

•	A weighting of the results of the income approach of 75% of our overall fair value calculation for each reporting unit.

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

If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2019, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2019 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2019.

We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  The Company conducted an interim impairment test as of July 31, 2019 and subsequently, its annual impairment test as of October 1, 2019, and no impairment was identified at either testing date.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2019 and that no impairment existed as of that date. At December 31, 2019, the Company's indefinite-lived intangible assets related solely to trademarks.

Long-Lived Assets and Other Intangible Assets

The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2019 or 2018.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standards further described in Note 1, "Description of Business and Summary of Significant Accounting Policies" ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606.  The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the transfer of control of the Company's goods and services and provides financial statement readers with enhanced disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

During the year ended December 31, 2019, the Company had one customer with sales in excess of 10% of Bel's consolidated revenue. Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  During the year ended December 31, 2019, the Company had sales of $50.2 million to Hon Hai/Foxconn Technology Group, representing 10.2% of Bel's consolidated revenue. Sales to this customer are primarily in the Company's Magnetic Solutions operating segment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bel Fuse Inc.
Jersey City, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
March 24, 2020

We have served as the Company's auditor since 1983.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$72,289	$53,911
Accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,638 at December 31, 2019 and 2018, respectively	76,092	91,939
Inventories	107,276	120,068
Unbilled receivables	16,318	15,799
Other current assets	11,206	8,792
Total current assets	283,181	290,509
Property, plant and equipment, net	41,943	43,932
Right-of-use assets	18,504	-
Intangible assets, net	72,364	62,689
Goodwill	21,993	19,817
Deferred income taxes	3,731	496
Other assets	27,201	26,081
Total assets	$468,917	$443,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,169	$56,171
Accrued expenses	26,918	32,290
Current maturities of long-term debt	5,489	2,508
Operating lease liability, current	7,377	-
Other current liabilities	6,265	15,061
Total current liabilities	90,218	106,030

Long-term liabilities:
Long-term debt	138,215	111,705
Operating lease liability, long-term	11,751	-
Liability for uncertain tax positions	26,901	27,553
Minimum pension obligation and unfunded pension liability	21,545	18,683
Deferred income taxes	1,726	1,161
Other long-term liabilities	10,510	1,922
Total liabilities	300,866	267,054

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 and 2,174,912 shares outstanding at December 31, 2019 and 2018, respectively (net of 1,072,769 treasury shares)	214	217
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,127,602 and 10,092,352 shares outstanding at December 31, 2019 and 2018, respectively (net of 3,218,307 treasury shares)	1,013	1,009
Additional paid-in capital	33,826	31,387
Retained earnings	157,063	168,695
Accumulated other comprehensive loss	(24,065)	(24,838)
Total stockholders' equity	168,051	176,470
Total liabilities and stockholders' equity	$468,917	$443,524

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018

Net sales	$492,412	$548,184
Cost of sales	381,715	408,927
Gross profit	110,697	139,257

Research and development costs	26,925	29,487
Selling, general and administrative expenses	76,062	82,600
Impairment of goodwill	8,891	-
Restructuring expenses	2,593	222
Gain on sale of property	(4,257)	-
Income from operations	483	26,948

Interest expense	(5,448)	(5,317)
Other (expense) income, net	(2,337)	1,985
(Loss) earnings before provision for income taxes	(7,302)	23,616

Provision for income taxes	1,441	2,907
Net (loss) earnings available to common shareholders	$(8,743)	$20,709

Net (loss) earnings per common share:
Class A common shares - basic and diluted	$(0.71)	$1.62
Class B common shares - basic and diluted	$(0.71)	$1.73

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,167	2,175
Class B common shares - basic and diluted	10,117	9,939

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	Year Ended December 31,
	2019	2018

Net (loss) earnings	$(8,743)	$20,709

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $9 and $51	2,603	(6,098)
Unrealized holding losses on marketable securities arising during the period, net of taxes of ($0) and ($85)	-	(133)
Change in unfunded SERP liability, net of taxes of ($422) and $954	(1,367)	1,018
Other comprehensive income (loss):	1,236	(5,213)

Comprehensive (loss) income	$(7,507)	$15,496

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2017	$157,960	$147,807	$(19,625)	$217	$986	$28,575
Net earnings	20,709	20,709	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(522)	(522)	-	-	-	-
Class B Common Stock, $0.07/share	(2,796)	(2,796)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	26	(26)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of $51	(6,098)	-	(6,098)	-	-	-
Unrealized holding losses on marketable securities
arising during the year, net of taxes of ($85)	(133)	-	(133)	-	-	-
Stock-based compensation expense	2,835	-	-	-	-	2,835
Change in unfunded SERP liability, net of taxes of $954	1,018	-	1,018	-	-	-
Effect of adoption of ASU 2014-09 (Topic 606)	3,497	3,497	-	-	-	-
Balance at December 31, 2018	176,470	168,695	(24,838)	217	1,009	31,387

Net loss	(8,743)	(8,743)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(518)	(518)	-	-	-	-
Class B Common Stock, $0.07/share	(2,834)	(2,834)	-	-	-	-
Issuance of stock awards	-	-	-	-	7	(7)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Repurchase of Class A common stock	(448)	-	-	(3)	-	(445)
Foreign currency translation adjustment, net of taxes of $9	2,603	-	2,603	-	-	-
Stock-based compensation expense	2,888	-	-	-	-	2,888
Change in unfunded SERP liability, net of taxes of ($422)	(1,367)	-	(1,367)	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-
Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net (loss) earnings	$(8,743)	$20,709
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Impairment of goodwill	8,891	-
Depreciation and amortization	16,471	18,207
Stock based compensation	2,888	2,835
Amortization of deferred financing costs	466	531
Deferred income taxes	(2,172)	2,490
Unrealized gain on foreign currency revaluation	(110)	(2,663)
(Gain) loss on disposal of property, plant and equipment	(4,194)	141
Other, net	1,522	795
Changes in operating assets and liabilities:
Accounts receivable	19,298	(13,004)
Unbilled receivables	(519)	(1,263)
Inventories	17,087	(24,735)
Other current assets	(2,292)	966
Other assets	(1,392)	922
Accounts payable	(15,105)	8,995
Accrued expenses	(5,875)	1,911
Other liabilities	8,178	(15,708)
Income taxes payable	(9,949)	8,968
Net cash provided by operating activities	24,450	10,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,891)	(11,594)
Payment for acquisitions, net of cash acquired	(29,003)	(2,177)
Proceeds from surrender of company owned life insurance	-	433
Purchase of company owned life insurance	-	(433)
Proceeds from sale of marketable securities within rabbi trust	-	1,348
Purchase of marketable securities within rabbi trust	-	(1,348)
Proceeds from disposal/sale of property, plant and equipment	5,807	77
Net cash used in investing activities	(33,087)	(13,694)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2019	2018

Cash flows from financing activities:
Dividends paid to common shareholders	(3,352)	(3,295)
Borrowings under revolving credit line	44,000	7,500
Repayments under revolving credit line	(12,000)	(7,500)
Reduction in notes payable	(2,974)	(9,012)
Purchase and retirement of Class A common stock	(448)	-
Net cash provided by (used in) financing activities	25,226	(12,307)
Effect of exchange rate changes on cash and cash equivalents	1,789	461

Net increase (decrease) in cash and cash equivalents	18,378	(15,443)

Cash and cash equivalents - beginning of year	53,911	69,354

Cash and cash equivalents - end of year	$72,289	$53,911

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$4,686	$7,483
Interest payments	$4,850	$4,775

Details of acquisitions:
Fair value of identifiable net assets acquired	$18,909	$1,298
Goodwill	10,287	1,290
Fair value of net assets acquired	$29,196	$2,588

Fair value of consideration transferred	$29,196	$2,588
Less: Cash acquired in acquisitions	(193)	(411)
Cash paid for acquisitions, net of cash acquired	$29,003	$2,177

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED December 31, 2019 and 2018

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and sell a broad array of products that power, protect and connect electronic circuits.  These products are used in the networking, telecommunication, high-speed data transmission, commercial aerospace, military, broadcasting, transportation and consumer electronic industries around the world.  We manage our operations by product group through our reportable operating segments, Cinch Connectivity Solutions, Power Solutions and Protection and Magnetic Solutions, in addition to a Corporate segment.

All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - During the fourth quarter of 2019, the Company changed its financial statement presentation of research and development costs.  These costs were previously included within cost of sales and were a factor in arriving at gross profit.  Research and development costs in the amount of $26.9 million and $29.5 million have been reclassified from cost of sales to a separate line item below gross profit in the accompanying statements of operations for the years ended December 31, 2019 and 2018, respectively.  Also during the fourth quarter of 2019, the Company changed its financial statement presentation related to gain/loss on foreign currency exchange.  These gains/losses were previously included within selling, general and administrative expense.  Gains on foreign currency exchange in the amount of $0.1 million and $2.7 million have been reclassified from selling, general and administrative expense and are now included within other (expense) income, net on the accompanying statements of operations for the years ended December 31, 2019 and 2018, respectively. These changes in presentation are consistent with that of our peers.

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

Cash Equivalents - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased. Accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Some of our balances are in excess of the FDIC insured limit.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments.  We determine our allowance by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange gains of $0.1 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively, which were included in other (expense) income, net on the consolidated statements of operations.

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

Revenue Recognition – On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the transfer of control of the Company's goods and services and provides financial statement readers with enhanced disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 15.4% and 14.1% in 2019 and 2018, respectively, of our consolidated total assets.

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

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. See Note 9, “Income Taxes”.

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

We establish liabilities for tax contingencies when, despite the belief that our tax return positions are fully supported, it is more likely than not that certain positions may be challenged and may not be fully sustained. The tax contingency liabilities are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the effect of tax contingency liabilities and changes to the liabilities as considered appropriate by management.

(Loss) Earnings per Share – We utilize the two-class method to report our (loss) earnings per share.  The two-class method is a (loss) earnings allocation formula that determines (loss) earnings per share for each class of common stock according to dividends declared and participation rights in undistributed (losses) earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing (loss) earnings per share.  In computing (loss) earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed (losses) earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period.  Diluted (loss) earnings per common share, for each class of common stock, are computed by dividing net (loss) earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2019 and 2018 which would have had a dilutive effect on (loss) earnings per share.

The (loss) earnings and weighted average shares outstanding used in the computation of basic and diluted (loss) earnings per share are as follows:

	Year Ended December 31,
	2019	2018
Numerator:
Net (loss) earnings	$(8,743)	$20,709
Less dividends declared:
Class A	518	522
Class B	2,834	2,796
Undistributed (loss) earnings	$(12,095)	$17,391

Undistributed (loss) earnings allocation - basic and diluted:
Class A undistributed (loss) earnings	$(2,049)	$2,999
Class B undistributed (loss) earnings	(10,046)	14,392
Total undistributed (loss) earnings	$(12,095)	$17,391

Net (loss) earnings allocation - basic and diluted:
Class A net (loss) earnings	$(1,531)	$3,521
Class B net (loss) earnings	(7,212)	17,188
Net (loss) earnings	$(8,743)	$20,709

Denominator:
Weighted average shares outstanding:
Class A - basic and diluted	2,167	2,175
Class B - basic and diluted	10,117	9,939

Net (loss) earnings per share:
Class A - basic and diluted	$(0.71)	$1.62
Class B - basic and diluted	$(0.71)	$1.73

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended December 31, 2019 and 2018 amounted to $26.9 million and $29.5 million, respectively.

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

Adoption of the new standard resulted in the recording of right-of-use assets in the amount of $20.7 million and lease liabilities related to our operating leases in the amount of $21.0 million on our consolidated balance sheet as of January 1, 2019.  The standard did not materially affect the Company’s consolidated net earnings or have any impact on cash flows.  See Note 16, Leases, for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized.  This guidance was adopted by the Company effective January 1, 2019.  In accordance with this guidance, the Company reclassified $0.5 million of stranded tax effects from accumulated other comprehensive income to retained earnings within the equity section of the consolidated balance sheet as of January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This guidance will better align the treatment of share-based payments to nonemployees with the requirements for such share-based payments granted to employees.  This guidance is effective for all public entities for fiscal years beginning after December 15, 2018, including interim periods within that year.  This guidance was adopted by the Company effective January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

In connection with the modified retrospective application of the new revenue standards, we recorded an adjustment to increase retained earnings by $3.4 million upon the January 1, 2018 adoption date.  Apart from this adjustment and the inclusion of additional required disclosures in Note 3, the adoption of the new revenue standards did not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting guidance was effective for annual reporting periods beginning after December 31, 2018, including interim reporting periods within those annual reporting periods, and should be applied retrospectively to all periods presented.  This guidance was adopted by the Company effective January 1, 2018 and it did not have any impact on the Company's consolidated statement of cash flows in the periods presented.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Prior U.S. GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party.  The new guidance eliminates the exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This accounting guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance was adopted by the Company effective January 1, 2018 and it did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. The Company adopted ASU 2017-01 on January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").  This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service costs and actuarial gains/losses, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income.  The guidance also specifies that the amount of costs that can be capitalized will be limited to service cost only.  The Company adopted the guidance of ASU 2017-07 on January 1, 2018 and elected to apply the practical expedient and use the amounts disclosed in Note 13 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as the basis for applying the retrospective application required by the standard.  The amounts reclassified within the statement of operations for the year ended December 31, 2018 were not material.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended.  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is currently effective for the Company for annual reporting periods beginning after December 15, 2022, with early adoption permitted.  Management is currently assessing the impact of ASU 2016-13, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures.  The Company is currently assessing the impact of adopting the updated provisions, but it is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14").  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures.  The standard is effective for fiscal years ending after December 15, 2020.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  The Company is currently assessing the impact the new guidance will have on our disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS

On December 3, 2019, the Company completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and had sales of $32.0 million for the year ended December 31, 2019.  The acquisition of the CUI power business enhances Bel's existing offering of power products, allowing us to better address all of our customer power needs.  It also introduces an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.

On October 1, 2018, the Company completed the acquisition of BCMZ Precision Engineering Limited ("BCMZ"), a U.K. manufacturer of precision machined components, for approximately $2.6 million in cash.  The transaction was funded with cash on hand.  BCMZ has a diversified portfolio of customers in the automotive, aerospace, defense, telecommunication, fiber-optic and medical industrial sectors and has been a long-term key supplier of precision machined components for our Cinch Connectivity Solutions U.K. business.  BCMZ is additionally expected to give Cinch the capability to continue to support key defense and industrial customers across Europe with localized in-house machining ability.

The results of operations of the CUI Power business and BCMZ have been included in the Company's consolidated financial statements for the period subsequent to their respective acquisition dates.  During the year ended December 31, 2019, the CUI power business contributed revenue of $2.2 million and an operating loss of $0.4 million.  During the years ended December 31, 2019 and December 31, 2018, BCMZ contributed revenue of $1.0 million and $0.5 million, respectively, and operating income (loss) of less than $0.1 million and less than ($0.1) million, respectively, to the Company's consolidated financial results.  During the years ended December 31, 2019 and December 31, 2018, the Company incurred $0.2 million and less than $0.1 million, respectively, in acquisition-related costs relating the previously-mentioned acquisitions.  These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

Due to the proximity of the acquisition date to the filing date of this Annual Report on Form 10-K, the initial accounting related to the acquisition of the CUI power business is still under review as of the filing date of this Annual Report on Form 10-K. The following table depicts the Company’s estimated acquisition date fair values of the combined consideration transferred and identifiable net assets acquired in this transaction:

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As adjusted)
Cash and cash equivalents	$193	$-	$193
Accounts receivable	3,404	-	3,404
Inventories	4,686	-	4,686
Other current assets	101	-	101
Property, plant and equipment	81	-	81
Right-of-use asset	1,299	-	1,299
Intangible assets	-	16,000	16,000
Total identifiable assets	9,764	16,000	25,764

Accounts payable	(3,599)	-	(3,599)
Accrued expenses	(879)	-	(879)
Refund liability	(1,078)	-	(1,078)
Operating lease liability, current	(230)	-	(230)
Operating lease liability, long-term	(1,069)	-	(1,069)
Total liabilities assumed	(6,855)	-	(6,855)
Net identifiable assets acquired	2,909	16,000	18,909
Goodwill	29,091	(18,804)	10,287
Net assets acquired	$32,000	$(2,804)	$29,196

Cash paid	32,000	(2,804)	29,196
Fair value of consideration transferred	$32,000	$(2,804)	$29,196

The identifiable assets acquired included $11.0 million assigned to customer relationships, which will be amortized over its estimated future life of 13 years utilizing the straight-line method, and $5.0 million assigned to the CUI tradename, which is concluded to have an indefinite life.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The goodwill noted above related to the CUI acquisition was allocated to the Company's Power Solutions and Protection operating segment at the time of acquisition.  The Company has determined that all of the goodwill and intangible assets associated with the CUI acquisition will be deductible for tax purposes.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of CUI for the periods presented as if the acquisition had occurred on January 1, 2018, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, interest expense related to the financing of the business combination, and related tax effects.  The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed date, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Year Ended
	December 31,
	2019	2018
Revenue	$522,128	$588,425
Net earnings	(7,715)	25,232
Earnings per Class A common share - basic and diluted	(0.63)	1.98
Earnings per Class B common share - basic and diluted	(0.63)	2.11

3.	REVENUE

Nature of Goods and Services

Our revenues are substantially derived from sales of our products.

In our Cinch Connectivity Solutions product group, we provide connectors and cable assemblies to the aerospace, military/defense, commercial, rugged harsh environment and communication markets.  This group also includes passive jacks, plugs and cable assemblies that provide connectivity in networking equipment, as well as modular plugs and cable assemblies used within the structured cabling system, known as premise wiring.

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

Types of Contracts

Substantially all of the Company's revenue is derived from contracts with its customers under one of the following types of contracts:

•

Direct with customer: This includes contracts with original equipment manufacturers (OEMs), original design manufacturers (ODMs), and contract manufacturers (CMs).  The nature of Bel's products are such that they represent components which are installed in various end applications (e.g., servers, aircraft, missiles and rail applications).  The OEMs, ODMs or CMs that purchase our product for further installation are our end customers.  Contracts with these customers are broad-based and cover general terms and conditions.  Details such as order volume and pricing are typically contained in individual purchase orders, and as a result, we view each product on each purchase order as an individual performance obligation. Incremental services included in the contracts, such as training, tooling and other customer support are determined to be immaterial in the context of the contract, both individually and in the aggregate.   Revenue under these contracts is generally recognized at a point in time, generally upon shipping or delivery, which closely mirrors the shipping terms dictated by the applicable contract.

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

•

Consignment:  These customers operate under a type of concession agreement whereby the Company ships goods to a warehouse or hub, where they will be pulled by the customer at a later date.  The terms specified in the consignment contracts specify that the Company will not invoice the customer for product until it is pulled from the warehouse or hub.  Once product arrives at the hub, it is generally not returned to Bel unless there is a warranty issue (see "Warranties" section below).  Similar to the contracts described above, each product on each purchase order is considered an individual performance obligation.  Under ASC 606, it was determined that the majority of these hubs are customer-controlled, and therefore control transfers to the customer upon either delivery from Bel's warehouse, or arrival at the customer-controlled hub, depending upon the applicable shipping terms.  Effective January 1, 2018, revenue is recognized as control of the product is transferred to the customer (for customer-controlled hubs, this is at the time product is shipped to the hub).  This gave rise to an unbilled receivable balance, as we do not have the right to invoice the customer until product is pulled from the hub.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product group and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2019
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Product Group:
North America	$128,096	$93,540	$34,408	$256,044
Europe	33,099	41,016	7,507	81,622
Asia	11,153	28,972	114,621	154,746
	$172,348	$163,528	$156,536	$492,412

By Sales Channel:
Direct to customer	$113,115	$110,587	$132,911	$356,613
Through distribution	59,233	52,941	23,625	135,799
	$172,348	$163,528	$156,536	$492,412

	Year Ended December 31, 2018
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Product Group:
North America	$135,454	$98,432	$37,805	$271,691
Europe	34,130	45,556	9,604	89,290
Asia	17,140	32,065	137,998	187,203
	$186,724	$176,053	$185,407	$548,184

By Sales Channel:
Direct to customer	$120,333	$120,787	$157,539	$398,659
Through distribution	66,391	55,266	27,868	149,525
	$186,724	$176,053	$185,407	$548,184

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

The balances of the Company's contract assets and contract liabilities at December 31, 2019 and January 1, 2019 are as follows:

	December 31,	January 1,
	2019	2019

Contract assets - current (unbilled receivable)	$16,318	$15,799
Contract liabilities - current (deferred revenue)	$653	$1,036

The change in balance of our unbilled receivables from January 1, 2019 to December 31, 2019 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

A tabular presentation of the activity within the deferred revenue account for the year ended December 31, 2019 is presented below:

Year Ended
December 31, 2019
Balance, January 1	$1,036
New advance payments received	3,204
Recognized as revenue during period	(3,598)
Currency translation	11
Balance, December 31	$653

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of December 31, 2019 related to contracts that exceed one year in duration amounted to $16.9 million, with expected contract expiration dates that range from 2021 - 2025. It is expected that 76% of this aggregate amount will be recognized in 2021, 20% will be recognized in 2022 and the remainder will be recognized in years beyond 2022.  The majority of the Company's total backlog of orders at December 31, 2019 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

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

Throughout 2018 and until September 30, 2019, the Company operated under three reportable operating segments which were geographic in nature:  North America, Asia and Europe.  In connection with the transition in ERP systems, and resulting discussions around how management would like to view the results of the Company on a go-forward basis, management determined that viewing the Company by product group for purposes of managing the business and asset allocation decisions was most appropriate.  This change in management's view resulted in a reorganization of the Company's reportable operating segments effective October 1, 2019.  The new reportable operating segments are:

•

Cinch Connectivity Solutions: includes the 2010 acquisition of Cinch Connectors, the 2012 acquisitions of Fibreco Limited and GigaCom Interconnect, the 2013 acquisition of Array Connector, the 2014 acquisition of Emerson Network Power Connectivity Solutions, in addition to sales and an estimated allocation of expenses related to connectivity products manufactured at Bel sites that are not product group specific.

•

Power Solutions and Protection: includes the 2012 acquisition of Powerbox Italia, the 2014 acquisition of Power-One's Power Solutions business, the 2019 acquisition of the majority of CUI Inc.'s power products business, in addition to sales and an estimated allocation of expenses related to power products manufactured at Bel sites that are not product group specific.

•	Magnetic Solutions: includes the 2013 acquisition of TE Connectivity's Coil Wound Magnetics business, our Signal Transformer business, in addition to sales and an estimated allocation of expenses related to Bel's ICM and discrete magnetic products that are manufactured at Bel sites that are not product group specific.

As of the October 1, 2019 segment reorganization date, the remaining goodwill under the former segment structure was reassigned to the new reporting units identified within the three product group reportable operating segments using a relative fair value allocation approach.

The changes in the carrying value of goodwill classified by our segment reporting structure for the years ended December 31, 2019 and 2018 are as noted in the table below.

	Segment Structure Prior to October 1, 2019
	Total	North America	Asia	Europe

Balance at January 1, 2018:
Goodwill, gross	$148,768	$63,364	$54,508	$30,896
Accumulated impairment charges	(128,591)	(54,474)	(54,508)	(19,609)
Goodwill, net	20,177	8,890	-	11,287

Goodwill allocation related to acquisition	1,290	-	-	1,290
Foreign currency translation	(1,650)	-	-	(1,650)

Balance at December 31, 2018:
Goodwill, gross	148,408	63,364	54,508	30,536
Accumulated impairment charges	(128,591)	(54,473)	(54,508)	(19,610)
Goodwill, net	19,817	8,891	-	10,926

Impairment charge	(8,891)	(8,891)	-	-
Foreign currency translation	(122)	-	-	(122)
Measurement period adjustment	(26)	-	-	(26)

Balance at September 30, 2019:
Goodwill, gross	148,260	63,364	54,508	30,388
Accumulated impairment charges	(137,482)	(63,364)	(54,508)	(19,610)
Goodwill, net	$10,778	$-	$-	$10,778

	Segment Structure Effective October 1, 2019
	Total	Cinch Connectivity Solutions	Power Solutions & Protection	Magnetic Solutions
Balance at October 1, 2019:
Goodwill, gross (reallocation)	$10,778	$6,467	$4,311	$-
Goodwill, net	10,778	6,467	4,311	-

Goodwill allocation related to acquisition	10,287	-	10,287	-
Foreign currency translation	928	712	216	-

Balance at December 31, 2019:
Goodwill, gross	21,993	7,179	14,814	-
Goodwill, net	$21,993	$7,179	$14,814	$-

The Company has not reallocated the historical accumulated impairment charges to its new segment structure due to impracticability.

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

2019 Interim Impairment Test

As weakened market conditions from earlier in 2019 continued into the third quarter without a visible rebound in incoming orders, the Company’s actual revenue and margin levels in 2019 were significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2018), and were not projected to rebound to those levels in 2019.  The Company determined that current business conditions, and the resulting decrease in the Company’s projected undiscounted and discounted cash flows, together with the accompanying stock price decline, constituted a triggering event, which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2019.  This resulted in a full impairment of the Company's North America operating segment, and the Company recorded a resulting goodwill impairment charge of $8.9 million in the third quarter of 2019.  No impairment existed as of the July 31, 2019 interim test date related to the Company's Europe operating segment.  As of the interim test date, the estimated fair value of the Company's Europe operating segment exceeded its carrying value by 17.3%.

2019 Annual Impairment Test

On October 1, 2019, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's Europe reporting unit (the only remaining reporting unit with goodwill) exceeded the carrying value and that there was no indication of impairment.  As described above, the Company reorganized its segment structure effective October 1, 2019.  In connection with the segment reorganization, the Company also completed step one of our annual goodwill impairment test for our new reporting units.  We concluded that the fair value each of the Company's reporting units exceeded the respective carrying values and that there was no indication of impairment on that date.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2019 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Connectivity Europe	138.8%
Power Europe	16.4%

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2019 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize an additional non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

2018 Annual Impairment Test

Based on annual impairment tests performed in the prior year, there was no indication of goodwill impairment at the October 1, 2018 testing date.

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

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2019, the Company's indefinite-lived intangible assets related to the trademarks acquired in the CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,885	$21,757	$17,128	$38,845	$18,281	$20,564
Customer relationships	55,656	17,231	38,425	44,588	14,193	30,395
Non-compete agreements	2,701	2,701	-	2,683	2,683	-
Trademarks	16,852	40	16,812	11,770	40	11,730

	$114,094	$41,729	$72,365	$97,886	$35,197	$62,689

Amortization expense was $6.4 million and $6.4 million in 2019 and 2018, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ended December 31,	Amortization Expense

2020	$7,112
2021	7,108
2022	5,735
2023	4,473
2024	4,412

2019 Impairment Tests

Due to weakened market conditions discussed above, the Company completed an interim impairment test related to its indefinite-lived intangible assets as of July 31, 2019, noting no impairment. The Company also completed its annual indefinite-lived intangible assets impairment test during the fourth quarter of 2019, noting no impairment.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2019 and that there was no indication of impairment.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2019 and December 31, 2018, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $1.1 million at December 31, 2019 and $1.4 million at December 31, 2018.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2019 or 2018.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2019.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2019 or December 31, 2018.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2019 and 2018, the estimated fair value of total debt was $146.4 million and $117.9 million, respectively, compared to a carrying amount of $143.7 million and $114.2 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2019.

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

The Company’s Level 3 fair value analysis related to the interim test for goodwill impairment was supported by a weighting of two generally accepted valuation approaches, the income approach and the market approach, as further described in Note 4, "Goodwill and Other Intangible Assets".  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, which might directly impact each of the reporting units’ operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

The July 31, 2019 interim impairment test related to the Company's goodwill was performed by reporting unit (North America and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with the Company’s North America reporting unit.  As a result, the Company recorded a non-cash goodwill impairment charge of $8.9 million ($8.5 million after-tax) during the third quarter of 2019. The Company’s goodwill associated with its North America reporting unit originated from several of Bel’s prior acquisitions, primarily Power Solutions and Connectivity Solutions.  The carrying value of the Company's goodwill was $19.8 million at December 31, 2018.  The remaining goodwill as of September 30, 2019 had a carrying value of $10.8 million related solely to the Company's Europe reporting unit.  Effective October 1, 2019, in connection with a change in how management views the business as a result of our ongoing transition in ERP systems and the recent acquisition of CUI, the Company reorganized its segment reporting structure.  The Company's new reportable operating segments are Cinch Connectivity Solutions, Power Solutions and Protection, and Magnetic Solutions.  At our October 1, 2019 annual goodwill impairment test date, an analysis was performed on both the former segments and the new segments to ensure no impairment existed under either structure as of the reorganization date. See Note 4, "Goodwill and Other Intangible Assets".

In connection with the fair value estimate calculation for the interim test performed as of July 31, 2019, detailed below is a table of key underlying assumptions utilized in the interim test as compared to those assumptions utilized during the annual valuation performed as of October 1, 2018.  The table below shows the assumptions utilized for the North America reporting unit.

	Goodwill Impairment Analysis
	Key Assumptions
	2019 - Interim	2018 - Annual

Income Approach - Discounted Cash Flows:
Revenue 5-year compound annual growth rate (CAGR)	1.5%	2.6%
EBITDA margins (next 12 month forecast)	3.9%	7.6%
Cost of equity capital	15.4%	14.2%
Cost of debt capital	4.0%	3.7%
Weighted average cost of capital	14.0%	13.0%

Market Approach - Multiples of Guideline Companies:
Net operating revenue multiples used	0.3	0.4
Operating EBITDA multiples used	7.0 - 8.0	5.1 - 5.7
Invested capital control premium	25%	25%

Weighting of Valuation Methods:
Income Approach - Discounted Cash Flows	75%	75%
Market Approach - Multiples of Guideline Companies	25%	25%

The Company had also performed an interim impairment analysis of its indefinite-lived intangible assets as of July 31, 2019.  The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2018, the Company’s indefinite-lived intangible assets related to the trademarks acquired in the Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.  The Company's interim test on its indefinite-lived intangible assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the July 31, 2019 testing date.  Based on an additional analysis performed as of the October 1, 2019 annual test date (see Note 4), management concluded that no impairment existed as of that date.

6.	OTHER ASSETS

At December 31, 2019 and 2018, the Company has obligations of $21.5 million and $18.7 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2019 and 2018, these assets had a combined value of $14.7 million and $13.0 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $13.7 million and $11.6 million at December 31, 2019 and 2018, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $2.4 million and ($0.4) million during the years ended December 31, 2019 and 2018, respectively.  These fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2019 and 2018.  The allocation is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2019 and 2018, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $1.1 million and $1.4 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2019 and 2018, the fair market value of these investments was $1.1 million and $1.4 million, respectively.

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2019	2018
Raw materials	$47,936	$63,348
Work in progress	27,065	21,441
Finished goods	32,275	35,279
Inventories	$107,276	$120,068

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2019	2018
Land	$1,431	$2,251
Buildings and improvements	29,722	30,119
Machinery and equipment	132,134	126,747
Construction in progress	5,090	4,687
	168,377	163,804
Accumulated depreciation	(126,434)	(119,872)
Property, plant and equipment, net	$41,943	$43,932

Depreciation expense for the years ended December 31, 2019 and 2018 was $10.0 million and $11.8 million, respectively.

9.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2016 and for state examinations before 2013.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2009 in Asia and generally 2011 in Europe.  The Company is currently under examination by the taxing authorities in Slovakia for the tax year 2014 and has accrued tax based on preliminary findings.

At December 31, 2019 and 2018, the Company has approximately $29.1 million and $28.9 million, respectively, of liabilities for uncertain tax positions ($2.2 million and $1.4 million, respectively, is included in other current liabilities on the consolidated balance sheets and $26.9 million and $27.5 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of December 31, 2019, approximately $2.2 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at December 31, 2019. A total of $2.2 million of the liability for uncertain tax positions, of which $0.9 million related to the 2009 tax year is scheduled to expire on June 1, 2020.  The remaining $1.3 million relates to the 2016 tax year and is scheduled to expire on September 15, 2020.  Of the $1.4 million of liability for uncertain tax positions that expired in 2019, $1.0 million of liability relates to the 2008 tax year, $0.1 million relates to the 2015 tax year and the remaining $0.3 million relates to the interest on the 2017 transition tax that was settled during the tax year ended December 31, 2019.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2019	2018
Liability for uncertain tax positions - January 1	$28,951	$30,430
Additions based on tax positions related to the current year	1,738	1,703
Translation adjustment	(211)	(657)
Settlement/expiration of statutes of limitations	(1,417)	(2,525)
Liability for uncertain tax positions - December 31	$29,061	$28,951

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2019 and 2018, the Company recognized $0.7 million and $1.3 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2019 and 2018, the Company recognized a benefit of $0.7 million and $0.3 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $4.9 million and $3.8 million accrued for the payment of interest and penalties at December 31, 2019 and 2018, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company’s total (loss) earnings before provision for income taxes included (loss) earnings from domestic operations of ($17.1) million and $0.3 million for 2019 and 2018, respectively, and earnings before provision for income taxes from foreign operations of $9.8 million and $23.3 million for 2019 and 2018, respectively.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2019	2018
Current:
Federal	$(215)	$(3,517)
State	141	152
Foreign	3,687	3,782
	3,613	417
Deferred:
Federal	(2,222)	2,895
State	(135)	196
Foreign	185	(601)
	(2,172)	2,490

	$1,441	$2,907

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Year Ended December 31,
	2019		2018
	$	%	$	%
Tax (benefit) provision computed at the federal statutory rate	$(1,534)	21%	$4,959	21%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	2,978	(41%)	1,231	5%
Increase in (reversal of) liability for uncertain tax positions - net	320	(4%)	(822)	(3%)
Impact of U.S. Tax Reform	-	0%	(2,628)	(11%)
Research and experimentation and foreign tax credits	(907)	12%	(300)	(1%)
State taxes, net of federal benefit	(54)	1%	322	1%
SERP/COLI and restricted stock income	(547)	7%	195	1%
Impairment of goodwill	1,522	(21%)	-	0%
Other, including under/(over) accruals, unrealized foreign exchange gains and amortization of purchase accounting intangibles	(337)	5%	(50)	0%
Tax provision computed at the Company's effective tax rate	$1,441	(20%)	$2,907	12%

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company’s sales to third-party customers in Asia.  Sales by this company consist of products manufactured in the PRC. This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  On September 21, 2018, the Executive Council of the Macao SAR Government has proposed to abolish the existing Offshore Law. It is proposed that the existing law and the relevant regulations related to the offshore business will be abolished, and that the operating permit to carry on offshore business will be terminated on January 1, 2021. The Company is keeping the operations in Macao and will be subject to a 12% tax on its income from this operation.

As of December 31, 2019, the Company has gross foreign income tax net operating losses (“NOL”) of $29.6 million, foreign tax credits of $0.3 million and capital loss carryforwards of $0.2 million which amount to a total of $7.1 million of deferred tax assets.  The Company has established valuation allowances totaling $7.1 million against these deferred tax assets.  In addition, the Company has gross federal and state income tax NOLs of $1.5 million, including $0.8 million of NOLs acquired from Array, which amount to $0.2 million of deferred tax assets and tax credit carryforwards of $2.1 million. The Company has established valuation allowances of $1.1 million against these deferred tax assets.  The foreign NOL's can be carried forward indefinitely, the NOL acquired from Array expires at various times during 2026 – 2027, the state NOL's expire at various times during 2020 – 2033 and the tax credit carryforwards expire at various times during 2026 - 2035.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2019. Applicable income and dividend withholding taxes of $0.2 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2019. Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

During the fourth quarter of 2018, the Company completed the analysis of the impacts of the U.S. tax reform and recognized the tax consequences of all unremitted foreign earnings.  At December 31, 2017, we had made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in which we recognized a provisional amount of $18.1 million, which was included as a component of income tax expense from continuing operations.  On the basis of revised earnings and profit computations that were completed during the year ended December 31, 2018, the Company recognized a measurement-period adjustment reducing the deemed repatriation tax by $2.6 million, resulting in the reduction of the Company’s provisional estimate from $18.1 million to $15.5 million. After payments made during 2018, the remaining deemed repatriation taxes payable of $10.8 million is included in other current liabilities on the Company’s consolidated balance sheet at December 31, 2018.  At December 31, 2019, the majority of the deemed repatriation tax is included in other long-term liabilities on the Company’s consolidated balance sheet due to clarification on an Internal Revenue Service notice received in December 2018.

Components of deferred income tax assets are as follows:

	December 31,
	2019	2018
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$1,046	$1,000
Unfunded pension liability	1,102	605
Reserves and accruals	2,721	2,483
Federal, state and foreign net operating loss and credit carryforwards	8,042	8,370
Depreciation	686	850
Amortization	698	-
Lease accounting	3,961	-
Other accruals	5,079	5,641
Total deferred tax assets	23,335	18,949
Deferred tax liabilities:
Depreciation	1,901	1,666
Amortization	6,973	7,930
Lease accounting	3,871	-
Other accruals	370	893
Total deferred tax liabilities	13,115	10,489
Valuation allowance	8,216	9,200
Net deferred tax assets/(liabilities)	$2,004	$(740)

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2019 and 2018, borrowings outstanding related to the respective term loans described below were $113.0 million and $116.0 million, respectively, with $32.0 million and $0 borrowings outstanding under the revolver, respectively. The unused credit available under the applicable credit facility was $43.0 million at December 31, 2019 and $75.0 million at December 31, 2018.  At December 31, 2019 and 2018, the carrying value of the debt on the consolidated balance sheets is reflected net of $1.3 million and $1.8 million, respectively, of deferred financing costs.

The interest rate in effect at December 31, 2019 was 3.31%, which consisted of LIBOR of 1.81% plus the Company's margin of 1.50%.  The interest rate in effect at December 31, 2018 was 4.31%, which consisted of LIBOR of 2.56% plus the Company's margin of 1.75%.  In connection with its outstanding borrowings and amortization of the deferred financing costs described below, the Company incurred $5.4 million and $5.3 million of interest expense during the years ended December 31, 2019 and 2018, respectively.

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

2020 Amendment

On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the Credit Agreement in the amount of $8.2 million. The Amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and change certain covenants related to matters including acquisitions, share repurchases and financial ratios.

At December 31, 2019, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Scheduled principal payments of the total debt outstanding at December 31, 2019 are as follows (in thousands):

2020	$5,948	(1)
2021	5,948
2022	133,118
Total long-term debt	145,014
Less: Current maturities of long-term debt	(5,948)
Noncurrent portion of long-term debt	$139,066

(1) The $5.9 million of scheduled principal payments for 2020 noted in the table above was paid in full on February 18, 2020, as part of the above-mentioned $8.2 million voluntary prepayment made in connection with the amendment to the Credit Agreement.

11.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2019	2018
Sales commissions	$2,542	$2,609
Subcontracting labor	990	1,550
Salaries, bonuses and related benefits	14,715	18,275
Warranty accrual	1,576	1,078
Other	7,095	8,778
	$26,918	$32,290

The change in warranty accrual during 2019 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during 2019.

12.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups and a corporate segment.  The segments consist of Cinch Connectivity Solutions, Power Solutions and Protection, Magnetic Solutions and a Corporate segment.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and income from operations.  The following is a summary of key financial data:

	Year Ended December 31, 2019
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$172,348	$163,528	$156,536	$-	$492,412
Gross Profit	44,417	32,846	34,350	(916)	110,697
Gross Profit %	25.8%	20.1%	21.9%	nm	22.5%
Total Assets	145,344	168,422	89,463	65,688	468,917
Capital Expenditures	2,934	4,570	2,387	-	9,891
Depreciation and Amortization Expense	6,021	7,858	2,592	-	16,471

	Year Ended December 31, 2018
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$186,724	$176,053	$185,407	$-	$548,184
Gross Profit	55,092	39,976	46,467	(2,278)	139,257
Gross Profit %	29.5%	22.7%	25.1%	nm	25.4%
Total Assets	140,240	171,165	119,573	12,546	443,524
Capital Expenditures	5,004	3,661	2,929	-	11,594
Depreciation and Amortization Expense	6,269	9,225	2,713	-	18,207

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	Year Ended December 31,
	2019	2018
Net Sales by Geographic Location:

United States	$256,044	$271,691
Macao	154,745	187,204
United Kingdom	24,877	26,340
Slovakia	22,705	24,123
Germany	14,855	15,298
Switzerland	10,654	13,279
All other foreign countries	8,532	10,249
Consolidated net sales	$492,412	$548,184

Net Sales by Major Product Line:

Connectivity solutions	$172,348	$186,724
Magnetic solutions	156,536	185,407
Power solutions and protection	163,528	176,053
Consolidated net sales	$492,412	$548,184

The following is a summary of long-lived assets by geographic area as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Long-lived Assets by Geographic Location:

United States	$27,377	$27,505
People's Republic of China (PRC)	30,245	29,563
Slovakia	5,726	6,475
Switzerland	2,339	3,023
United Kingdom	2,053	2,330
All other foreign countries	1,123	1,117
Consolidated long-lived assets	$68,863	$70,013

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 30.5% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in each of 2019 and 2018.  The net sales associated with this customer was $50.2 million in 2019 (10.2% of sales) and $67.7 million in 2018 (12.3% of sales). Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment during each of the two years discussed.

13.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended December 31, 2019 and 2018 amounted to $1.1 million and $1.3 million, respectively. As of December 31, 2019, the plan owned 166,004 and 108,868 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended December 31, 2019 and 2018 amounted to approximately $0.3 million in each year. As of December 31, 2019, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments under  the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2019 and 2018 amounted to $1.5 million and $1.8 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018

Service Cost	$576	$732
Interest Cost	739	664
Net amortization	192	443
Net periodic benefit cost	$1,507	$1,839

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other (expense) income, net in the accompanying consolidated statements of operations.

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Fair value of plan assets, January 1	$-	$-
Company contributions	430	325
Benefits paid	(430)	(325)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$18,676	$19,134
Service cost	576	732
Interest cost	739	664
Benefits paid	(430)	(325)
Plan amendments	-	39
Actuarial (gains) losses	1,980	(1,568)
Benefit obligation, December 31	21,541	18,676
Underfunded status, December 31	$(21,541)	$(18,676)

The Company has recorded the 2019 and 2018 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $18.5 million as of December 31, 2019 and $16.5 million as of December 31, 2018.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $14.7 million and $13.0 million at December 31, 2019 and 2018, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.3 million.  The Company expects to make contributions of $0.4 million to the SERP in 2020.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2020, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Year Ending
December 31,

2020	$662
2021	890
2022	893
2023	932
2024	968
2025 - 2029	5,432

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2019	2018
Prior service cost	$738	$918
Net loss	1,965	1,977
	$2,703	$2,895

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Year Ended December 31,
	2019	2018
Net periodic benefit cost:
Discount rate	4.00%	3.50%
Rate of compensation increase	2.50%	3.00%
Benefit obligation:
Discount rate	3.00%	4.00%
Rate of compensation increase	2.50%	2.50%

14.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2011 Equity Compensation Plan provides for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2019, 323,850 shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.9 million and $2.8 million for 2019 and 2018, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2019 and 2018.  At December 31, 2019 and 2018, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2019 and 2018, the Company issued 70,000 shares and 262,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended December 31, 2019 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (Years)

Outstanding at January 1, 2019	527,900	$24.37	3.5 years
Granted	70,000	20.80
Vested	117,850	23.58
Forfeited	34,750	25.06
Outstanding at December 31, 2019	445,300	$23.96	3.4 years

As of December 31, 2019, there was $6.8 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.4 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that the majority of its restricted stock awards will vest.

15.	COMMON STOCK

As of December 31, 2019, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2019, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2019, to the Company's knowledge, this shareholder owned 21.5% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2019 and 2018, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.4 million and $3.3 million in 2019 and 2018, respectively.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

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

The components of lease expense, which are included in cost of sales and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Year Ended
December 31, 2019
Amortization of ROU assets - finance leases	$134
Interest on lease liabilities - finance leases	48
Operating lease cost (cost resulting from lease payments)	7,897
Short-term lease cost	102
Variable lease cost (cost excluded from lease payments)	256
Sublease income	-
Total lease cost	$8,437

Supplemental cash flow information related to leases are as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,840
Operating cash flows from finance leases	48
Finance cash flows from finance leases	117
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,494
Finance leases	9

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$18,504
Operating lease liability, current	7,377
Operating lease liability, long-term	11,751
Total operating lease liabilities	19,128

Finance Leases:
Property, plant and equipment, gross	$882
Accumulated depreciation	(262)
Property, plant and equipment, net	620
Other current liabilities	121
Other long-term liabilities	512
Total finance lease liabilities	$633

December 31, 2019
Weighted-Average Remaining Lease Term:
Operating leases (in years)	3.36
Finance leases (in years)	4.86

Weighted-Average Discount Rate:
Operating leases	6.0%
Finance leases	6.4%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our leases assets are located.

Maturities of lease liabilities were as follows as of December 31, 2019:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2020	$7,217	$232
2021	6,126	232
2022	4,190	232
2023	2,145	232
2024	578	218
Thereafter	544	141
Total undiscounted cash flows	20,800	1,287
Less imputed interest	(1,672)	(654)
Present value of lease liabilities	$19,128	$633

Maturities of lease liabilities were as follows as of December 31, 2018:

Year Ending	Operating
December 31,	Leases
2019	$7,363
2020	6,017
2021	4,967
2022	3,338
2023	1,194
Thereafter	442
$23,321

17.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $42.5 million and $58.9 million at December 31, 2019 and December 31, 2018, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.8 million and $5.2 million at December 31, 2019 and December 31, 2018, respectively.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2019 and December 31, 2018.

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

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2019 and 2018 are summarized below:

	December 31,
	2019	2018

Foreign currency translation adjustment	$(20,032)	$(22,635)
Unrealized holding gain on available-for-sale securities, net of taxes of $0 and $0 as of December 31, 2019 and 2018	12	12
Unfunded SERP liability, net of taxes of ($639) and ($680) as of December 31, 2019 and 2018	(4,045)	(2,215)

Accumulated other comprehensive loss	$(24,065)	$(24,838)

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2019 and 2018 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2018	$(16,537)	$145	$(3,233)		$(19,625)
Other comprehensive income (loss) before reclassifications	(6,098)	37	679		(5,382)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(170)	339	(a)	169
Net current period other comprehensive income (loss)	(6,098)	(133)	1,018		(5,213)

Balance at December 31, 2018	(22,635)	12	(2,215)		(24,838)

Other comprehensive income (loss) before reclassifications	2,603	-	(1,492)		1,111
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	125	(a)	125
Effect of adoption of ASU 2018-02 (Topic 220)	-	-	(463)		(463)
Net current period other comprehensive income (loss)	2,603	-	(1,830)		773

Balance at December 31, 2019	$(20,032)	$12	$(4,045)		$(24,065)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

19.	SUBSEQUENT EVENTS

Credit Agreement Amendment

On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the Credit Agreement in the amount of $8.2 million. The Amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and change certain covenants related to matters including acquisitions, share repurchases and financial ratios.

Coronavirus Outbreak

In January 2020, the recent outbreak of a novel strain of coronavirus was first identified and had an unfavorable impact on our four largest manufacturing facilities, which are located in China, throughout the first quarter of 2020.  Travel restrictions imposed by the local governmental authorities to control the spread of the virus resulted in an extended closure of our facilities in China over the Lunar New Year holiday, with the return of workers delayed until following the holiday break.  By March 9, 2020, our overall worker return rate at our China facilities was approximately 85%.  Our suppliers, customers and our customers’ contract manufacturers have been similarly impacted, and many are also currently operating at less than full capacity.  As the coronavirus continues to spread across Europe and the U.S., additional Bel facilities may be negatively impacted.  In addition, the coronavirus has started to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. The extent to which the coronavirus will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot presently be predicted or estimated.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2019, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2019, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2011 Equity Compensation Plan	-	$-	323,850

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	323,850

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Form 10-K.

(2) Exhibits

Exhibit No.:
2.1	Asset Purchase Agreement, dated as of November 11, 2019, by and among CUI, Inc., CUI Global, Inc. and Bel Fuse Inc. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference.

3.1

Restated Certificate of Incorporation, as amended, is incorporated by reference to (i) Restated Certificate of Incorporation filed as Exhibit 3.1 of the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and (ii) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.2	By-laws, as amended and restated on May 13, 2014, are incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2014.

4.1*	Description of securities.

10.1†	2002 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2002 annual meeting of shareholders.

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

10.7	Fourth Amendment, dated February 18, 2020, to the Credit and Security Agreement dated June 19, 2014, as amended and restated as of June 30, 2014, by and among Bel Fuse Inc., as Borrower, and KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of attorney (included on the signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Vice-President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: March 24, 2020

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 24, 2020
Daniel Bernstein

/s/ Peter Gilbert	Director	March 24, 2020
Peter Gilbert

/s/ John Tweedy	Director	March 24, 2020
John Tweedy

/s/ Avi Eden	Director	March 24, 2020
Avi Eden

/s/ Mark Segall	Director	March 24, 2020
Mark Segall

/s/ Eric Nowling	Director	March 24, 2020
Eric Nowling

/s/ Vincent Vellucci	Director	March 24, 2020
Vincent Vellucci

/s/ Thomas E. Dooley	Director	March 24, 2020
Thomas E. Dooley

/s/ Rita V. Smith	Director	March 24, 2020
Rita V. Smith

/s/ Craig Brosious	Vice President of Finance and Secretary	March 24, 2020
Craig Brosious	(Principal Financial Officer and Principal Accounting Officer)

65