Form 10-Q
period 2020-03-31
BEL FUSE INC /NJ
filed 2020-05-08
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock ($0.10 par value)	BELFA	Nasdaq Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2020
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,120,602

BEL FUSE INC. AND SUBSIDIARIES

INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2019 Annual Report on Form 10-K and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2019 Annual Report on Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$68,431	$72,289
Accounts receivable, net of allowance for doubtful accounts of $1,232 and $1,171, respectively	69,070	76,092
Inventories	104,313	107,276
Unbilled receivables	13,597	16,318
Other current assets	9,494	11,206
Total current assets	264,905	283,181

Property, plant and equipment, net	40,861	41,943
Right-of-use assets	17,466	18,504
Intangible assets, net	70,215	72,364
Goodwill	22,219	21,993
Deferred income taxes	4,489	3,731
Other assets	25,493	27,201
Total assets	$445,648	$468,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,800	$44,169
Accrued expenses	24,104	26,918
Current portion of long-term debt	817	5,489
Operating lease liability, current	6,403	7,377
Other current liabilities	6,832	6,265
Total current liabilities	76,956	90,218

Long-term Liabilities:
Long-term debt	134,258	138,215
Operating lease liability, long-term	11,329	11,751
Liability for uncertain tax positions	26,864	26,901
Minimum pension obligation and unfunded pension liability	21,745	21,545
Deferred income taxes	1,239	1,726
Other liabilities	11,425	10,510
Total liabilities	283,816	300,866

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 and 2,144,912 shares outstanding at March 31, 2020 and December 31, 2019, respectively (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,120,602 and 10,127,602 shares outstanding at March 31, 2020 and December 31, 2019, respectively (net of 3,218,307 treasury shares)	1,012	1,013
Additional paid-in capital	34,430	33,826
Retained earnings	152,420	157,063
Accumulated other comprehensive loss	(26,244)	(24,065)
Total stockholders' equity	161,832	168,051
Total liabilities and stockholders' equity	$445,648	$468,917

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$103,978	$125,389
Cost of sales	78,866	94,645
Gross profit	25,112	30,744

Research and development costs	6,059	7,184
Selling, general and administrative expenses	22,062	19,225
Restructuring charges	128	946
(Loss) income from operations	(3,137)	3,389

Interest expense	(1,351)	(1,440)
Other income/expense, net	(88)	(779)
(Loss) earnings before (benefit from) provision for income taxes	(4,576)	1,170

(Benefit from) provision for income taxes	(772)	39
Net (loss) earnings available to common stockholders	$(3,804)	$1,131

Net (loss) earnings per common share:
Class A common share - basic and diluted	$(0.30)	$0.08
Class B common share - basic and diluted	$(0.31)	$0.09

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,145	2,175
Class B common share - basic and diluted	10,123	10,089

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net (loss) earnings available to common stockholders	$(3,804)	$1,131

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($27) in the three months ended March 31, 2020 and $17 in the three months ended March 31, 2019	(2,245)	540
Change in unfunded SERP liability, net of taxes of ($20) in the three months ended March 31, 2020 and ($11) in the three months ended March 31, 2019	66	37
Other comprehensive (loss) income	(2,179)	577

Comprehensive (loss) income	$(5,983)	$1,708

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net loss	(3,804)	(3,804)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(709)	(709)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($27)	(2,245)	-	(2,245)	-	-	-
Stock-based compensation expense	603	-	-	-	-	603
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at March 31, 2020	$161,832	$152,420	$(26,244)	$214	$1,012	$34,430

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net earnings	1,131	1,131	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(708)	(708)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	540	-	540	-	-	-
Stock-based compensation expense	813	-	-	-	-	813
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-
Balance at March 31, 2019	$178,153	$169,451	$(24,724)	$217	$1,008	$32,201

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net (loss) earnings	$(3,804)	$1,131
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,126	4,110
Stock-based compensation	603	813
Amortization of deferred financing costs	149	115
Deferred income taxes	(1,322)	(756)
Net unrealized gains/losses on foreign currency revaluation	(45)	573
Other, net	(215)	950
Changes in operating assets and liabilities:
Accounts receivable, net	6,682	(2,285)
Unbilled receivables	2,721	5,569
Inventories	2,059	(4,239)
Accounts payable	(4,891)	(8,493)
Accrued expenses	(2,884)	(5,044)
Other operating assets/liabilities, net	4,879	1,299
Net cash provided by (used in) operating activities	8,058	(6,257)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,832)	(2,437)
Proceeds from disposal/sale of property, plant and equipment	2	2
Net cash used in investing activities	(1,830)	(2,435)

Cash flows from financing activities:
Dividends paid to common stockholders	(806)	(800)
Deferred financing costs	(600)	-
Borrowings under revolving credit line	-	10,000
Repayments of revolving credit line	-	(10,000)
Repayments of long-term debt	(8,179)	(744)
Net cash used in financing activities	(9,585)	(1,544)

Effect of exchange rate changes on cash and cash equivalents	(501)	(484)

Net decrease in cash and cash equivalents	(3,858)	(10,720)
Cash and cash equivalents - beginning of period	72,289	53,911
Cash and cash equivalents - end of period	$68,431	$43,191

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$857	$926
Interest payments	$1,266	$1,216

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There were no significant changes to these accounting policies during the three months ended March 31, 2020, except as discussed in “Recently Adopted Accounting Standards” below.

Reclassifications - During the fourth quarter of 2019, the Company changed its financial statement presentation of research and development costs.  These costs were previously included within cost of sales and were a factor in arriving at gross profit.  Research and development costs in the amount of $7.2 million have been reclassified from cost of sales to a separate line item below gross profit in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2019.  Also during the fourth quarter of 2019, the Company changed its financial statement presentation related to gain/loss on foreign currency exchange.  These gains/losses were previously included within selling, general and administrative expense.  Losses on foreign currency exchange in the amount of $0.6 million have been reclassified from selling, general and administrative expense and are now included within other income/expense, net on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2019. These changes in presentation are consistent with that of our peers.  The Company also implemented a change to its reportable segments during the fourth quarter of 2019.  In the past, its reportable operating segments were geographic in nature: North America, Europe and Asia.  In connection with the Company's migration to its new ERP system and with the acquisition of CUI, management is now assessing the business on a product group basis, and making decisions based on the profitability of three product segments, Cinch Connectivity Solutions, Power Solutions and Protection and Magnetic Solutions, in addition to a Corporate segment.  The segment disclosures in Note 14 for the three months ended March 31, 2019 have been recast to reflect the new reportable operating segments.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the updated provisions effective January 1, 2020.  The adoption did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Cost.  This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The Company adopted this guidance effective January 1, 2020 and it did not have a material impact on its consolidated financial position or consolidated results of operations.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended.  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is effective for the Company for annual reporting periods beginning after December 15, 2022, with early adoption permitted.  Management is currently assessing the impact of ASU 2016-13, but it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITION

On December 3, 2019, the Company completed the acquisition of the majority of the power supply products business of CUI Inc. ("CUI") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and had sales of $32.0 million for the year ended December 31, 2019.  The acquisition of the CUI power business enhances Bel's existing offering of power products, allowing the Company to better address all of its customer power needs.  It also introduces an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.  The acquisition of CUI has also created the opportunity for expense reduction and the elimination of redundancies.  The combination of these factors has given rise to $10.9 million of goodwill.

During the three months ended March 31, 2020, the Company expensed $0.2 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

While the purchase price allocation related to CUI is substantially complete, the allocations are currently under review and are subject to change.  The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

CUI’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the acquisition date.  CUI contributed revenues of $8.2 million and estimated net earnings of $0.9 million to the Company for the three months ended March 31, 2020.  The following unaudited pro forma information presents the combined operating results of the Company and CUI.  The following unaudited pro forma consolidated results of operations assume that the acquisition of CUI was completed as of January 1, 2019:

Three Months Ended
March 31, 2019
Revenue	$134,657
Net earnings	1,686
Earnings per Class A common share - basic and diluted	0.13
Earnings per Class B common share - basic and diluted	0.14

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2020
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$29,703	$22,723	$7,107	$59,533
Europe	7,762	9,314	1,201	18,277
Asia	1,635	4,140	20,393	26,168
	$39,100	$36,177	$28,701	$103,978

By Sales Channel:
Direct to customer	$25,053	$21,577	$24,342	$70,972
Through distribution	14,047	14,600	4,359	33,006
	$39,100	$36,177	$28,701	$103,978

	Three Months Ended March 31, 2019
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$32,121	$23,521	$8,945	$64,587
Europe	8,765	12,539	2,221	23,525
Asia	3,475	6,712	27,090	37,277
	$44,361	$42,772	$38,256	$125,389

By Sales Channel:
Direct to customer	$29,615	$29,101	$32,506	$91,222
Through distribution	14,746	13,671	5,750	34,167
	$44,361	$42,772	$38,256	$125,389

The balances of the Company’s contract assets and contract liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Contract assets - current (unbilled receivable)	$13,597	$16,318
Contract liabilities - current (deferred revenue)	$917	$653

The change in balance of our unbilled receivables from December 31, 2019 to March 31, 2020 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2020 related to contracts that exceed one year in duration amounted to $16.7 million, with expected contract expiration dates that range from 2021 - 2025. It is expected that 77% of this aggregate amount will be recognized in 2021, 20% will be recognized in 2022 and the remainder will be recognized in years beyond 2022.

4.	(LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net (loss) earnings per common share under the two-class method for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019

Numerator:
Net (loss) earnings	$(3,804)	$1,131
Less dividends declared:
Class A	130	130
Class B	709	708
Undistributed (loss) earnings	$(4,643)	$293

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed (loss) earnings	$(780)	$50
Class B undistributed (loss) earnings	(3,863)	243
Total undistributed (loss) earnings	$(4,643)	$293

Net earnings (loss) allocation - basic and diluted:
Class A net (loss) earnings	$(649)	$180
Class B net (loss) earnings	(3,155)	951
Net (loss) earnings	$(3,804)	$1,131

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,175
Class B - basic and diluted	10,123	10,089

Net (loss) earnings per share:
Class A - basic and diluted	$(0.30)	$0.08
Class B - basic and diluted	$(0.31)	$0.09

5.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2020 and December 31, 2019, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $1.0 million at March 31, 2020 and $1.1 million at December 31, 2019.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2020 or March 31, 2019.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2020 or March 31, 2019.

There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At March 31, 2020 and December 31, 2019, the estimated fair value of total debt was $141.4 million and $146.4 million, respectively, compared to a carrying amount of $135.1 million and $143.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2020.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  There were no triggering events that occurred during the three months ended March 31, 2020 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2020	2019
Raw materials	$50,011	$47,936
Work in progress	28,784	27,065
Finished goods	25,518	32,275
Inventories	$104,313	$107,276

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2020	2019
Land	$1,423	$1,431
Buildings and improvements	30,550	29,722
Machinery and equipment	132,447	132,134
Construction in progress	2,645	5,090
	167,065	168,377
Accumulated depreciation	(126,204)	(126,434)
Property, plant and equipment, net	$40,861	$41,943

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2.3 million and $2.5 million, respectively. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Sales commissions	$2,755	$2,542
Subcontracting labor	742	990
Salaries, bonuses and related benefits	11,781	14,715
Warranty accrual	1,537	1,576
Other	7,289	7,095
	$24,104	$26,918

The change in warranty accrual during the three months ended March 31, 2020 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2020.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the three months ended March 31, 2020 are as follows:

		Three Months Ended
		March 31, 2020
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2019	Charges	Settlements	2020
Severance costs	$-	$128	$(128)	$-
Other restructuring costs	44	-	-	44
Total	$44	$128	$(128)	$44

9.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the “CSA”).  The CSA consists of (i) a term loan, with outstanding borrowings of $104.8 million and $113.0 million at March 31, 2020 and December 31, 2019, respectively, and (ii) a $75 million revolving credit facility (“Revolver”), with $32.0 million in outstanding borrowings at each of March 31, 2020 and December 31, 2019.  The CSA has a maturity date of December 11, 2022.  At March 31, 2020 and December 31, 2019, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.8 million and $1.3 million, respectively, of deferred financing costs.

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

The weighted-average interest rate in effect was 3.25% at March 31, 2020 and 3.31% at December 31, 2019 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.4 million and $1.4 million of interest expense during the three months ended March 31, 2020 and March 31, 2019, respectively.

The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined, (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2020, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

10.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the three months ended March 31, 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in a net operating loss (“NOL”) for the year ended December 31, 2019.  The Company intends to carry back the NOL to the tax year ended December 31, 2015 and has reflected this impact in the tax provision for the three months ended March 31, 2020.  Due to the foregoing, and as a result of the difference in corporate tax rates in the NOL carryback period, the Company recognized a benefit associated with the enactment of the CARES act in the three months ended March 31, 2020.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at March 31, 2020.  The Company’s liabilities for uncertain tax positions totaled $29.1 million at March 31, 2020 and December 31, 2019, of which $2.2 million is included in other current liabilities at March 31, 2020 and December 31, 2019 and are expected to be resolved during 2020 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million in interest and penalties in the condensed consolidated statements of operations during each period.  During the three months ended March 31, 2019, the Company recognized a benefit of $0.3 million for the reversal of such interest and penalties, relating to the settlement of the liability for uncertain tax positions.  The Company has approximately $5.1 million and $4.9 million accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The expense for the three months ended March 31, 2020 and 2019 amounted to $0.3 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2020, the plan owned 194,235 and 111,879 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2020 and 2019 amounted to $0.1 million in both periods. As of March 31, 2020, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 4 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2020	2019
Service cost	$150	$144
Interest cost	159	185
Net amortization	86	48
Net periodic benefit cost	$395	$377

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2020	2019
Prior service cost	$700	$738
Net loss	1,918	1,965
	$2,618	$2,703

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at March 31, 2020 and December 31, 2019 are summarized below:

	March 31,	December 31,
	2020	2019

Foreign currency translation adjustment, net of taxes of ($715) at March 31, 2020 and ($742) at December 31, 2019	$(22,277)	$(20,032)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at March 31, 2020 and $0 at December 31, 2019	12	12
Unfunded SERP liability, net of taxes of ($619) at March 31, 2020 and ($639) at December 31, 2019	(3,979)	(4,045)

Accumulated other comprehensive loss	$(26,244)	$(24,065)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2020 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at December 31, 2019	$(20,032)	$12	$(4,045)		$(24,065)
Other comprehensive (loss) income before reclassifications	(2,245)	-	(169)		(2,414)
Amount reclassified from accumulated other comprehensive income (Loss)	-	-	235	(a)	235
Net current period other comprehensive income (loss)	(2,245)	-	66		(2,179)

Balance at March 31, 2020	$(22,277)	$12	$(3,979)		$(26,244)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

14.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups and a corporate segment.  The segments consist of Cinch Connectivity Solutions, Power Solutions and Protection, Magnetic Solutions and a Corporate segment.  The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit.  The following is a summary of key financial data:

	Three Months Ended March 31, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$39,100	$36,177	$28,701	$-	103,978
Gross Profit	11,194	8,798	6,076	(956)	25,112
Gross Profit %	28.6%	24.3%	21.2%	nm	24.2%

	Three Months Ended March 31, 2019
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$44,361	$42,772	$38,256	$-	$125,389
Gross Profit	12,315	9,991	8,525	(87)	30,744
Gross Profit %	27.8%	23.4%	22.3%	nm	24.5%

15.	SUBSEQUENT EVENT

On April 22, 2020, the Company was notified of the need to significantly reduce its operations in Reynosa, Mexico in response to government mandates related to COVID-19.  As of April 29, 2020, the facility, which largely supports the Company's Cinch Connectivity Solutions business, was running at 20% of its normal production rate and had increased to a 60% production rate by May 5, 2020.  The production lines still in operation primarily support defense and medical applications.  The Company estimates that approximately $4 - $4.5 million of revenue each month are generated from this facility at normal production rates.  As COVID-19 continues to impact North America and Europe, additional Bel facilities may become negatively impacted.  In addition, the coronavirus has adversely affected the economies and financial markets of many countries, resulting in an economic downturn, which has in turn had some effect on demand for our end customers’ products. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot presently be predicted or estimated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2019 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2019 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 constitute forward-looking statements.  All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Our Company

Bel designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the military, aerospace, networking, telecommunications, computing, transportation and broadcasting industries.  Bel’s portfolio of products also finds application in the automotive, medical and consumer electronics markets.

The Company operates through three product group segments, in addition to a Corporate segment.  In the three months ended March 31, 2020, 37% of the Company’s revenues were derived from Cinch Connectivity Solutions, 35% from Power Solutions and Protection and 28% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

During the first quarter of 2020, the Company has focused heavily on the continued safety and well-being of its associates around the world in light of COVID-19.  The majority of the products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team was able to respond quickly in implementing our business continuity plans around the world.  Significant protective measures were put in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff is working remotely to avoid a large number of associates being present in an office setting at any one time.  With the significant increase in the number of staff working remotely, Bel's IT department took a variety of precautionary measures to protect the computer equipment that associates are utilizing in the remote environment.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Our first quarter 2020 financial results reflect the extended closure of our facilities in China early in the quarter due to the outbreak of COVID-19 and the related disruption to our supply chain.  This led to an estimated $14-$17 million of shipments scheduled for the first quarter being deferred to the second quarter.  In addition to the loss of revenue effects from such deferred shipments, the Company also incurred additional indirect COVID-19 related costs, including operational inefficiencies and employee retention programs in the first quarter.  These costs were partially offset by $2.2 million of COVID-19 relief funding received from the Chinese government during the first quarter.

All of our manufacturing sites are operating as of the filing date of this Quarterly Report, with only two factories running at substantially less than full production.  In March 2020, our manufacturing facility in the Dominican Republic, which supports our Signal Transformer products, was reduced to 35-50% of normal production levels in response to government mandates.  Further, in April 2020, our manufacturing facility in Reynosa, Mexico, which supports our Cinch Connectivity Solutions business, was reduced to 20% of normal production rates, also in response to government mandates.  By the filing date of this Quarterly Report, the Reynosa facility had increased production levels to 60%.  The reduced production capacity at these two North American factories had an estimated $2.4 million unfavorable impact on revenue during the month of April 2020. We are unable to predict when the production levels at these two facilities will return to more typical levels. As the scope of the COVID-19 outbreak continues to be uncertain in North America and Europe, additional Bel facilities could also become subject to reductions in production levels in the future.

The Company anticipates further impacts to its financial results while the COVID-19 pandemic persists.  Although the majority of our factories in North America, Europe and Asia are currently at 90+% of their normal workforce levels, we are experiencing lower productivity and efficiency rates (estimated at 80-85%) at certain sites.  In order to comply with social distancing requirements, certain of our factory floors have been reconfigured to provide additional spacing in production lines, which has resulted in some inefficiencies related to product flow.  Bel has also experienced higher freight costs for products typically shipped by air due to lower cargo capacity with the reduction in commercial air travel.  While there are some delays within the supply chain in the movement of products related to border closures, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.  To date, we have not seen a significant reduction in demand for our products due to COVID-19, as many of our products support military, medical and networking applications, which generally have not been negatively impacted by COVID-19.  However, approximately 5% of our revenue relates to products utilized in end markets that have been impacted by COVID-19, such as commercial aerospace.

Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability and on our customers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Based on our analysis of ASC 350 and ASC 360 during the three months ended March 31, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $68.4 million at March 31, 2020 as compared to $72.3 million at December 31, 2019, despite a voluntary debt payment of $8.2 million made during the first quarter.  Our cash balance on hand as of April 30, 2020 was $68.2 million.  The Company also has availability under its current revolving credit facility; as of March 31, 2020, the Company could borrow an additional $12.5 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter, including the deferral of employer social security taxes under the federal CARES Act, restrictions on new hires, suspension of salary reviews, the elimination of all business travel and restrictions on spending related to capital expenditures.  Management has developed Phase 2 and Phase 3 of the Company’s cash conservation/cost savings plan which would be implemented in the event our liquidity position or financial results become materially impacted by COVID-19.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the three months ended March 31, 2020 and/or future results include the following:

•

Revenues – The Company’s revenues decreased by $21.4 million (or 17.1%) in the first three months of 2020 as compared to the same period of 2019.  The decline was seen across all of our major product groups and was largely due to our temporary factory closures in China earlier in the first quarter due to COVID-19.  Other contributing factors included lower product demand from our commercial aerospace and cloud customers.

•

Backlog – Our backlog of orders amounted to $191.2 million at March 31, 2020, an increase of $30.9 million, or 19%, from December 31, 2019.  Since year-end, we saw a 65% increase in the backlog for our Magnetic Solutions products, primarily driven by additional orders from a large networking customer.  The backlog of orders for our Power Solutions and Protection products increased by 19% due to increased demand across all of our power product lines. Backlog for our Connectivity Solutions products was down 1% from the 2019 year-end levels.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins, our power products have a higher bill of materials and are therefore less profitable than the connectivity products and our magnetic solutions products, which are more labor intensive, are on the lowest end of our profit margin range.  Fluctuations in revenue volume among our product groups will have a corresponding impact on Bel’s profit margins.  As compared to the first quarter of 2019, Connectivity Solutions revenues were down 11.9% in the first quarter of 2020, Power Solutions and Protection revenues were down 15.6% and Magnetic Solutions revenues were down 24.8%.

•

Pricing and Availability of Materials – While material cost and availability for certain components have started to ease, the higher raw material costs which were in place during 2019, particularly related to resistors, capacitors and mosfets, are still running through our supply chain as we ship the balance of our inventory on hand from 2019.  Lead times continue to be extended for certain mosfets and costs for those components remain elevated.  As a result, the Company’s material costs as a percentage of revenue increased to 43.6% during the first three months of 2020 from 41.8% during the same period of 2019.

•

Labor Costs – Labor costs decreased from 11.5% of revenue during the first three months of 2019 to 8.9% of revenue during the same period of 2020, as a more favorable exchange rate environment in 2020 related to the Mexican Peso and Chinese Renminbi outweighed the impact of minimum wage increases which went into effect on March 1, 2020 at one of our facilities in the PRC.  We expect to see further impacts beginning in the second quarter of 2020, with minimum wage increases having gone into effect at a separate facility in the PRC effective May 1, 2020.  This sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $0.1 million in restructuring costs during the first three months of 2020.  Actions implemented in late-2019 and through the first quarter of 2020 are expected to yield incremental annualized cost savings of $4.0 million beginning in the first quarter of 2020.  The Company continues to implement its corporate-wide cost savings program to look at all areas for improvements.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

•

Impact of Foreign Currency – During the first three months of 2020, labor and overhead costs were $0.4 million lower than the same period of 2019 due to a favorable foreign exchange environment.  The Company also realized foreign exchange transactional gains of less than $0.1 million during the three months ended March 31, 2020. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first three months of 2020 due to the depreciation of the Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2019.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.4 million lower in the first three months of 2020 as compared to the same period of 2019.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates. See Note 10, “Income Taxes”.

We've seen positive signs in Bel's underlying business as we enter the second quarter.  Orders received in the first quarter of 2020 were the highest since the third quarter of 2018, indicating that the excess inventory in the supply channel from 2019 has been worked through, and our customers and distribution partners are starting to place replenishment orders again.  Further, our acquisition of CUI in late 2019 was accretive to Bel's earnings during the first quarter, generating $8.2 million in revenue and contributing $865,000 of operating income.  CUI bookings during the first quarter were over $11 million, one of their highest booking quarters in history, which was a contributing factor to Bel's consolidated book-to-bill ratio of 1.3 for the first quarter. Based on these factors, we currently anticipate an improvement in revenue and financial results in the second quarter as compared to the first quarter.  However, beyond the second quarter, we have limited visibility due to the evolving COVID-19 environment.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Revenue

The Company’s revenue by operating segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2020	2019	2020	2019
Connectivity solutions	$39,100	$44,361	28.6%	27.8%
Magnetic solutions	28,701	38,256	21.2%	22.3%
Power solutions and protection	36,177	42,772	24.3%	23.4%
	$103,978	$125,389	24.2%	24.5%

Connectivity Solutions:

Sales of our Connectivity Solutions products during the first quarter of 2020 declined $5.3 million primarily due to lower demand from commercial aerospace customers and products used in structured cabling applications.  This was partially offset by higher demand for our military products in the first quarter of 2020 as compared to the first quarter of 2019.

Magnetic Solutions:

Sales of our Magnetic Solutions products during the three months ended March 31, 2020 were down $9.5 million from the same period of 2019 as our ability to manufacture product in China was temporarily impacted during February 2020 due to the factory closures associated with COVID-19.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were $6.7 million lower in the first quarter of 2020 compared to the same quarter of 2019.  Sales of our Bel Power Solutions products into datacenter applications decreased by $11.9 million, due in part to factory closures in China following the Lunar New Year holiday in connection with COVID-19.  First quarter 2020 sales were also impacted by lower demand from a Cloud customer due to tariffs imposed on our product.  Sales of our Custom Module and DC/DC power products were $1.3 million and $1.1 million lower, respectively, as compared to last year’s first quarter.  These decreases were partially offset by the inclusion of the recently-acquired CUI business, which contributed $8.2 million in power sales during the first quarter of 2020.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
Material costs	43.6%	41.8%
Labor costs	8.9%	11.5%
Other expenses	23.3%	22.2%
Total cost of sales	75.8%	75.5%

The fluctuations in material costs and labor costs as a percentage of sales during the three months ended March 31, 2020 compared to the same period in 2019 were primarily due to a shift in classification of certain outsourced manufacturing from labor costs to material costs in connection with the transition of our TRP business onto the new ERP system effective January 1, 2020.  As such, material costs and labor costs should be viewed on a combined basis when comparing to the prior year period.  In the aggregate, these variable costs decreased from 53.3% of revenue in the first quarter of 2019 to 52.5% of revenue in the first quarter of 2020.  This reduction was primarily due to a more favorable exchange rate environment related to the Chinese Renminbi and Mexican Peso.  This was partially offset by PRC government-mandated minimum wage increases in one of the regions where Bel’s factories are located effective March 1, 2020.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three months ended March 31, 2020 by $3.6 million as compared to the same period of 2019, primarily due to $2.2 million of subsidies received from the Chinese government to offset costs and inefficiencies incurred in the first quarter of 2020 due to the temporary closures of our factories in China in connection with COVID-19.

Research and Development (R&D) Expense:

R&D expense amounted to $6.1 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively.  The lower R&D expenses in 2020 as compared to the first quarter of 2019 is largely reflective of cost savings related to the realignment of our Power Solutions R&D implemented in 2019.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses during the first quarter of 2020 were $22.1 million, up from $19.2 million in the first quarter of 2019. Included within SG&A expenses is a reduction in the cash surrender value of our company-owned life insurance policies of $1.4 million in the first quarter of 2020 compared to a gain on these policies of $0.7 million in the first quarter of 2019.  SG&A expense was also higher in the first quarter of 2020 due to the inclusion of CUI expenses of $2.0 million for the quarter.  These factors were offset by lower ERP implementation costs of $1.0 million.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the geographic jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates.  See Note 10, “Income Taxes.”

The (benefit) provision for income taxes for the three months ended March 31, 2020 and 2019 was ($0.8) million and less than $0.1 million, respectively.  The Company’s earnings (loss) before income taxes for the three months ended March 31, 2020, were approximately $5.7 million lower than the same period in 2019, primarily attributable to a decrease in the income from the North America, Europe and Asia segments. The Company’s effective tax rate was 16.9% and 3.3% for the three months ended March 31, 2020 and 2019, respectively.  The change in the effective tax rate during the three months ended March 31, 2020 as compared to the same period in 2019, is primarily attributable to a decrease in taxes related to GILTI income and the federal tax law change for the CARES Act, and due in part to tax benefits relating to the reversal of valuation allowances, offset by the impact of permanent differences on U.S. tax exempt activities.  See Note 10, “Income Taxes.”

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

At March 31, 2020 and December 31, 2019, $34.5 million and $29.1 million, respectively (or 50% and 40%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first three months of 2020, the Company repatriated $5.0 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 30.9% of the Company’s total assets at March 31, 2020 and 31.6% of total assets at December 31, 2019. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.4 to 1 at March 31, 2020 and 3.1 to 1 at December 31, 2019.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in December 2014, March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the Credit Agreement in the amount of $8.2 million. The Amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and changes certain covenants related to matters including acquisitions, share repurchases and financial ratios.

The Company was in compliance with its debt covenants as of March 31, 2020, including its most restrictive covenant, the Fixed Charge Coverage Ratio.  The unused credit available under the credit facility at March 31, 2020 was $43.0 million, of which we had the ability to borrow $12.5 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three-phase approach through early 2021. Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which $1.0 million was incurred in the first quarter of 2019, with no additional costs incurred in the first quarter of 2020.  These costs are included in SG&A on the consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  To date, 40% of our overall business has transitioned to the new ERP system and we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized starting in 2019.  We anticipate completing this project with in-house resources by early 2021, with no further outside consulting costs. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Statements."

Cash Flows

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company’s cash and cash equivalents decreased by $3.9 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $1.8 million;
•	dividend payments of $0.8 million; and
•	repayments of long-term debt of $8.2 million; partially offset by
•	net cash provided by operating activities of $8.1 million.

During the three months ended March 31, 2020, accounts receivable decreased by $6.7 million primarily due to lower sales during the first quarter of 2020 as compared to the fourth quarter of 2019.  Days sales outstanding (DSO) stayed consistent at 60 days at March 31, 2020 and December 31, 2019.  Inventory decreased by $2.1 million at March 31, 2020 compared to December 31, 2019.  Inventory turns were 3.3 at March 31, 2020 as compared to 3.6 at December 31, 2019.

Three Months Ended March 31, 2019

During the three months ended March 31, 2019, the Company’s cash and cash equivalents decreased by $10.7 million.  This decrease was primarily due to the following:

•	net cash used in operating activities of $6.3 million;
•	purchases of property, plant and equipment of $2.4 million;
•	dividend payments of $0.8 million; and
•	repayments of long-term debt of $0.7 million.

During the three months ended March 31, 2019, accounts receivable increased by $2.3 million primarily due to a $2.4 million increase in revenue during the month of March 2019 as compared to the month of December 2018.  DSO increased to 68 days at March 31, 2019 from 59 days at December 31, 2018.  Inventory increased by $4.2 million at March 31, 2019 compared to December 31, 2018, primarily due to a slowdown in demand as customers worked through their inventory levels on hand.  Inventory turns were 3.3 at March 31, 2019 as compared to 3.7 at December 31, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first three months of 2020, the U.S. Dollar was stronger against most other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first three months of 2020 versus those during the same period of 2019, the Euro depreciated by 2%, the Pound depreciated by 1%, the Peso depreciated by 2% and the Renminbi depreciated by 2% against the U.S. Dollar.  The Company estimates that the depreciation in these foreign currencies led to lower operating costs of $0.4 million, as the majority of our expenses in the PRC, Europe and Mexico are paid in local currency.  Foreign exchange gains were also recognized in the first three months of 2020 of less than $0.1 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2019.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of market risks.

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

PART II.     Other Information

Item 1.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13, "Commitments and Contingencies" of the Company’s Condensed Consolidated Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

The risks described below, in addition to those described in Part I, Item 1A, "Risk Factors," of our annual Report on Form 10-K for the fiscal year ended December 31, 2019, should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Our global operations and demand for our products face risks related to health epidemics such as the coronavirus.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the outbreak of COVID-19 was first identified and had an unfavorable impact on our four largest manufacturing facilities, which are located in China, throughout the first quarter of 2020.  Travel restrictions imposed by the local governmental authorities to control the spread of the virus resulted in an extended closure of our facilities in China over the Lunar New Year holiday, with the return of workers delayed until following the holiday break.  By March 9, 2020, our overall worker return rate at our China facilities was approximately 85%.  Our suppliers, customers and our customers’ contract manufacturers have been similarly impacted, and many are also currently operating at less than full capacity.  By the end of the first quarter of 2020, many of the jurisdictions in which we operate within North America and Europe had mandated shelter-in-place orders, with the exception of essential businesses.  In March 2020, our manufacturing facility in the Dominican Republic, which supports our Signal Transformer products, was reduced to 35-50% of normal production levels in response to government mandates.  Further, in April 2020, our manufacturing facility in Reynosa, Mexico, which supports our Cinch Connectivity Solutions business, was reduced to 20% of normal production rates, also in response to government mandates.  By the filing date of this Quarterly Report, the Reynosa facility had increased production levels of 60%.  As the status of the COVID-19 outbreak continues to be uncertain in the U.S. and Europe, additional Bel facilities could become negatively impacted.  In addition, COVID-19 has adversely affect the economies and financial markets of many countries, resulting in an economic downturn that has affected demand for certain of our end customers’ products. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Quarterly Report on Form 10-Q.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and CUI in December 2019, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes in the future.  Our consolidated principal amount of outstanding indebtedness was $136.8 million at March 31, 2020, resulting in a leverage ratio of 4.46x adjusted EBITDA, as calculated in accordance with our credit agreement (as compared to the maximum leverage ratio of 5.00x as noted in our amended credit agreement).  As of March 31, 2020, our fixed charge coverage ratio was 1.03x, as calculated in accordance with our credit agreement (as compared to the minimum fixed charge coverage ratio of 1.00x).  Pursuant to the terms of our amended credit agreement, the leverage ratio will step down to 4.75x effective September 30, 2020, to 4.00x effective December 31, 2020, to 3.25x effective March 31, 2021 and to 3.00x effective June 30, 2021 and thereafter.  The fixed charge coverage ratio will step up to 1.05x effective June 30, 2020, to 1.10x effective September 30, 2020, to 1.15x effective December 31, 2020 and to 1.25x effective March 31, 2021 and thereafter.  Our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain certain covenant ratios, and as noted, the ratios become more restrictive at specific dates during the term.  If we do not continue to satisfy these required ratios or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.  We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all.  Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
May 8, 2020
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)