Form 10-Q
period 2020-09-30
BEL FUSE INC /NJ
filed 2020-11-06
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2020
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,214,352

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$81,129	$72,289
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $1,171, respectively	69,736	76,092
Inventories	103,647	107,276
Unbilled receivables	19,383	16,318
Assets held for sale	4,170	-
Other current assets	6,644	11,206
Total current assets	284,709	283,181

Property, plant and equipment, net	35,101	41,943
Right-of-use assets	15,454	18,504
Intangible assets, net	67,068	72,364
Goodwill	22,873	21,993
Deferred income taxes	4,736	3,731
Other assets	28,011	27,201
Total assets	$457,952	$468,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$40,130	$44,169
Accrued expenses	31,746	26,918
Current portion of long-term debt	3,794	5,489
Operating lease liabilities, current	6,676	7,377
Other current liabilities	7,388	6,265
Total current liabilities	89,734	90,218

Long-term Liabilities:
Long-term debt	121,616	138,215
Operating lease liabilities, long-term	9,120	11,751
Liability for uncertain tax positions	25,340	26,901
Minimum pension obligation and unfunded pension liability	22,140	21,545
Deferred income taxes	852	1,726
Other liabilities	10,379	10,510
Total liabilities	279,181	300,866

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date, respectively (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,217,352 and 10,127,602 shares outstanding at September 30, 2020 and December 31, 2019, respectively (net of 3,218,307 treasury shares)	1,022	1,013
Additional paid-in capital	35,597	33,826
Retained earnings	163,786	157,063
Accumulated other comprehensive loss	(21,848)	(24,065)
Total stockholders' equity	178,771	168,051
Total liabilities and stockholders' equity	$457,952	$468,917

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$124,492	$124,479	$349,642	$377,284
Cost of sales	90,958	95,859	259,227	291,184
Gross profit	33,534	28,620	90,415	86,100

Research and development costs	5,713	6,162	17,889	20,198
Selling, general and administrative expenses	18,891	18,510	59,013	56,950
Impairment of goodwill	-	8,891	-	8,891
Restructuring charges	111	281	283	1,651
Gain on sale of property	-	-	-	(4,257)
Income (loss) from operations	8,819	(5,224)	13,230	2,667

Interest expense	(1,242)	(1,305)	(3,843)	(4,126)
Other (expense) income, net	(1,185)	629	(1,576)	117
Earnings (loss) before (benefit from) provision for income taxes	6,392	(5,900)	7,811	(1,342)

(Benefit from) provision for income taxes	(1,083)	590	(1,433)	1,049
Net earnings (loss) available to common stockholders	$7,475	$(6,490)	$9,244	$(2,391)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.57	$(0.51)	$0.70	$(0.20)
Class B common share - basic and diluted	$0.61	$(0.53)	$0.76	$(0.19)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,145	2,173	2,145	2,174
Class B common share - basic and diluted	10,223	10,139	10,176	10,113

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net earnings (loss) available to common stockholders	$7,475	$(6,490)	$9,244	$(2,391)

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $17 in the three months ended September 30, 2020, ($13) in the three months ended September 30, 2019, ($14) in the nine months ended September 30, 2020 and ($12) in the nine months ended September 30, 2019	3,588	(2,561)	2,019	(2,854)
Change in unfunded SERP liability, net of taxes of ($20) in the three months ended September 30, 2020, ($11) in the three months ended September 30, 2019, ($59) in the nine months ended September 30, 2020 and ($33) in the nine months ended September 30, 2019	66	37	198	111
Other comprehensive income (loss)	3,654	(2,524)	2,217	(2,743)

Comprehensive income (loss)	$11,129	$(9,014)	$11,461	$(5,134)

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net loss	(3,804)	(3,804)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(709)	(709)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($27)	(2,245)	-	(2,245)	-	-	-
Stock-based compensation expense	603	-	-	-	-	603
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at March 31, 2020	161,832	152,420	(26,244)	214	1,012	34,430

Net earnings	5,573	5,573	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(707)	(707)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	11	(11)
Foreign currency translation adjustment, net of taxes of ($3)	676	-	676	-	-	-
Stock-based compensation expense	617	-	-	-	-	617
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at June 30, 2020	167,928	157,157	(25,502)	214	1,023	35,036

Net earnings	7,475	7,475	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(717)	(717)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	3,588	-	3,588	-	-	-
Stock-based compensation expense	560	-	-	-	-	560
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at September 30, 2020	$178,771	$163,786	$(21,848)	$214	$1,022	$35,597

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net earnings	1,131	1,131	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(708)	(708)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	540	-	540	-	-	-
Stock-based compensation expense	813	-	-	-	-	813
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-
Balance at March 31, 2019	178,153	169,451	(24,724)	217	1,008	32,201

Net earnings	2,967	2,967	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(704)	(704)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	7	(7)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $16	(834)	-	(834)	-	-	-
Stock-based compensation expense	788	-	-	-	-	788
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Balance at June 30, 2019	180,276	171,583	(25,521)	217	1,014	32,983

Net loss	(6,490)	(6,490)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(131)	(131)	-	-	-	-
Class B Common Stock, $0.07/share	(710)	(710)	-	-	-	-
Repurchase of Class A common stock	(448)	-	-	(3)	-	(445)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($13)	(2,561)	-	(2,561)	-	-	-
Stock-based compensation expense	667	-	-	-	-	667
Change in unfunded SERP liability, net of taxes of ($11)	37	-	37	-	-	-
Balance at September 30, 2019	$170,640	$164,252	$(28,045)	$214	$1,013	$33,206

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$9,244	$(2,391)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill	-	8,891
Depreciation and amortization	12,322	12,265
Stock-based compensation	1,780	2,268
Amortization of deferred financing costs	485	349
Deferred income taxes	(1,821)	(1,765)
Net unrealized gains/losses on foreign currency revaluation	1,066	(478)
Gain on sale of property	(32)	(4,257)
Other, net	735	1,172
Changes in operating assets and liabilities:
Accounts receivable, net	6,517	12,395
Unbilled receivables	(3,065)	931
Inventories	4,419	8,383
Accounts payable	(4,597)	(16,249)
Accrued expenses	3,694	(874)
Other operating assets/liabilities, net	4,022	(1,712)
Net cash provided by operating activities	34,769	18,928

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,501)	(8,188)
Proceeds from disposal/sale of property, plant and equipment	54	5,787
Net cash used in investing activities	(4,447)	(2,401)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,422)	(2,403)
Deferred financing costs	(600)	-
Borrowings under revolving credit line	-	12,000
Repayments of revolving credit line	(10,000)	(12,000)
Repayments of long-term debt	(8,179)	(2,231)
Repurchase and retirement of Class A common stock	-	(448)
Net cash used in financing activities	(21,201)	(5,082)

Effect of exchange rate changes on cash and cash equivalents	(281)	(540)

Net increase in cash and cash equivalents	8,840	10,905
Cash and cash equivalents - beginning of period	72,289	53,911
Cash and cash equivalents - end of period	$81,129	$64,816

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,571	$3,497
Interest payments	$3,408	$3,815

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There were no significant changes to these accounting policies during the nine months ended September 30, 2020, except as discussed in “Recently Adopted Accounting Standards” below.

Reclassifications - During the fourth quarter of 2019, the Company changed its financial statement presentation of research and development costs.  These costs were previously included within cost of sales and were a factor in arriving at gross profit.  Research and development costs in the amount of $6.2 million and $20.2 million have been reclassified from cost of sales to a separate line item below gross profit in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.  Also during the fourth quarter of 2019, the Company changed its financial statement presentation related to gain/loss on foreign currency exchange.  These gains/losses were previously included within selling, general and administrative expense.  Gains on foreign currency exchange in the amount of $0.6 million and $0.5 million have been reclassified from selling, general and administrative expense and are now included within other (expense) income, net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. These changes in presentation are consistent with that of our peers.  The Company also implemented a change to its reportable segments during the fourth quarter of 2019.  In the past, the Company's reportable operating segments were geographic in nature: North America, Europe and Asia.  In connection with the Company's migration to its new ERP system and with the acquisition of CUI, management is now assessing the business on a product group basis, and making decisions based on the profitability of three product segments, Cinch Connectivity Solutions, Power Solutions and Protection, and Magnetic Solutions, in addition to a Corporate segment.  The segment disclosures in Note 14 for the three and nine months ended September 30, 2019 have been recast to reflect the new reportable operating segments.

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

During the nine months ended September 30, 2020, the Company expensed $0.2 million of acquisition-related costs.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

While the purchase price allocation related to CUI is substantially complete, the allocations are currently under review and are subject to change.  The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

CUI’s results of operations have been included in the Company’s condensed consolidated financial statements for the period subsequent to the acquisition date.  CUI contributed revenues of $10.9 million and estimated net earnings of $1.4 million to the Company for the three months ended September 30, 2020 and revenues of $29.8 million and estimated net earnings of $4.6 million to the Company for the nine months ended September 30, 2020.  The following unaudited pro forma information presents the combined operating results of the Company and CUI, assuming that the acquisition of CUI was completed as of January 1, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$132,105	$402,609
Net loss	(6,209)	(1,140)
Loss per Class A common share - basic and diluted	(0.49)	(0.10)
Loss per Class B common share - basic and diluted	(0.51)	(0.09)

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Product Group:
North America	$28,933	$31,770	$8,111	$68,814	$86,244	$83,522	$22,315	$192,081
Europe	7,458	8,714	1,972	18,144	23,576	26,993	4,890	55,459
Asia	2,144	7,309	28,081	37,534	6,723	18,567	76,812	102,102
	$38,535	$47,793	$38,164	$124,492	$116,543	$129,082	$104,017	$349,642

By Sales Channel:
Direct to customer	$24,806	$29,648	$29,927	$84,381	$73,459	$78,119	$85,290	$236,868
Through distribution	13,729	18,145	8,237	40,111	43,084	50,963	18,727	112,774
	$38,535	$47,793	$38,164	$124,492	$116,543	$129,082	$104,017	$349,642

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Product Group:
North America	$33,929	$23,608	$8,241	$65,778	$97,273	$73,495	$26,662	$197,430
Europe	8,092	8,813	1,842	18,747	25,069	32,121	6,109	63,299
Asia	2,510	7,868	29,576	39,954	9,012	21,709	85,834	116,555
	$44,531	$40,289	$39,659	$124,479	$131,354	$127,325	$118,605	$377,284

By Sales Channel:
Direct to customer	$28,661	$28,025	$34,658	$91,344	$86,398	$85,954	$101,655	$274,007
Through distribution	15,870	12,264	5,001	33,135	44,956	41,371	16,950	103,277
	$44,531	$40,289	$39,659	$124,479	$131,354	$127,325	$118,605	$377,284

The balances of the Company’s contract assets and contract liabilities at  September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

Contract assets - current (unbilled receivable)	$19,383	$16,318
Contract liabilities - current (deferred revenue)	$2,957	$653

The change in balance of our unbilled receivables from December 31, 2019 to September 30, 2020 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2020 related to contracts that exceed one year in duration amounted to $12.8 million, with expected contract expiration dates that range from 2021 - 2025. It is expected that 16% of this aggregate amount will be recognized in 2021, 80% will be recognized in 2022 and the remainder will be recognized in years beyond 2022.

4.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Numerator:
Net earnings (loss)	$7,475	$(6,490)	$9,244	$(2,391)
Less dividends declared:
Class A	129	131	388	392
Class B	717	710	2,133	2,124
Undistributed earnings (loss)	$6,629	$(7,331)	$6,723	$(4,907)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$1,104	$(1,243)	$1,124	$(834)
Class B undistributed earnings (loss)	5,525	(6,088)	5,599	(4,073)
Total undistributed earnings (loss)	$6,629	$(7,331)	$6,723	$(4,907)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$1,233	$(1,112)	$1,512	$(442)
Class B net earnings (loss)	6,242	(5,378)	7,732	(1,949)
Net earnings (loss)	$7,475	$(6,490)	$9,244	$(2,391)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,173	2,145	2,174
Class B - basic and diluted	10,223	10,139	10,176	10,113

Net earnings (loss) per share:
Class A - basic and diluted	$0.57	$(0.51)	$0.70	$(0.20)
Class B - basic and diluted	$0.61	$(0.53)	$0.76	$(0.19)

5.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2020 and December 31, 2019, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1 inputs) and amounted to $0.8 million at September 30, 2020 and $1.1 million at December 31, 2019.  During the second quarter of 2020, the Company entered into foreign exchange forward contracts, the fair value of which was less than $0.1 million at September 30, 2020.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the nine months ended September 30, 2020 or September 30, 2019.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2020 or September 30, 2019.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2020 and December 31, 2019, the estimated fair value of total debt was $129.1 million and $146.4 million, respectively, compared to a carrying amount of $125.4 million and $143.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2020.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company considered the impacts of COVID-19 on Bel's business and on general economic conditions when making its assessment on whether a triggering event had occurred during the nine months ended September 30, 2020.  Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2020 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2020	2019
Raw materials	$44,990	$47,936
Work in progress	26,614	27,065
Finished goods	32,043	32,275
Inventories	$103,647	$107,276

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2020	2019
Land	$1,104	$1,431
Buildings and improvements	20,149	29,722
Machinery and equipment	126,156	132,134
Construction in progress	2,269	5,090
	149,678	168,377
Accumulated depreciation	(114,577)	(126,434)
Property, plant and equipment, net	$35,101	$41,943

Depreciation expense for the three months ended September 30, 2020 and 2019 was $2.3 million and $2.5 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $7.0 million and $7.5 million, respectively.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At September 30, 2020, a total of $4.2 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet.  Of this amount, $2.1 million relates to our facility in Uster, Switzerland, $1.6 million relates to our corporate headquarters building in Jersey City, New Jersey and $0.5 million relates to a property in Hong Kong.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Sales commissions	$2,715	$2,542
Subcontracting labor	1,097	990
Salaries, bonuses and related benefits	18,651	14,715
Warranty accrual	1,227	1,576
Other	8,056	7,095
	$31,746	$26,918

The change in warranty accrual during the nine months ended September 30, 2020 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the nine months ended September 30, 2020.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the nine months ended September 30, 2020 are as follows:

		Nine Months Ended
		September 30, 2020
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2019	Charges	Settlements	2020
Severance costs	$-	$327	$(327)	$-
Other restructuring costs	44	(44)	-	-
Total	$44	$283	$(327)	$-

9.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $104.8 million and $113.0 million at September 30, 2020 and December 31, 2019, respectively, and (ii) a $75 million revolving credit facility (“Revolver”), with $22.0 million and $32.0 million in outstanding borrowings at  September 30, 2020 and  December 31, 2019, respectively.  The CSA has a maturity date of December 11, 2022.  At September 30, 2020 and December 31, 2019, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.4 million and $1.3 million, respectively, of deferred financing costs.

On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the credit agreement in the amount of $8.2 million. The amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and change certain covenants related to matters including acquisitions, share repurchases and financial ratios.  During the third quarter of 2020, the Company repaid $10.0 million toward its Revolver balance.  Subsequent to the September 30, 2020 balance sheet date, the Company made an incremental voluntary payment toward its Revolver balance of $10.0 million during October.

The weighted-average interest rate in effect was 2.44% at September 30, 2020 and 3.31% at December 31, 2019 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.2 million and $1.3 million of interest expense during the three months ended September 30, 2020 and September 30, 2019, respectively.  The Company incurred $3.8 million and $4.1 million of interest expense during the nine months ended September 30, 2020 and September 30, 2019, respectively.

The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2020, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

10.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the three months ended March 31, 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in a net operating loss (“NOL”) for the year ended December 31, 2019.  The Company intends to carry back the NOL to the tax year ended December 31, 2015 and has reflected this impact in the tax provision for the three months ended March 31, 2020.  Due to the foregoing, and as a result of the difference in corporate tax rates in the NOL carryback period, the Company recognized a benefit associated with the enactment of the CARES act in the nine months ended September 30, 2020.

On July 20, 2020, the Department of the Treasury and the Internal Revenue Service issued a final regulation under Section 954A as enacted by the 2017 tax reform legislation.  These regulations relate to the treatment of income that is subject to a high rate of foreign tax under the global intangible low-taxed income (GILTI) income regimes. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis and contain modifications on the level at which the estimated tax rate test is applied.  The election can be made annually for tax years that begin after December 31, 2017. The final regulations impacted the income tax provision computations for the Company’s 2018 and 2019 tax years and were reflected in the three months ended September 30, 2020, or the period of enactment.  Due to the foregoing, and as a result of the NOL carryforward created by the exclusion, the Company recognized a benefit associated with the final regulations for the three months ended September 30, 2020.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at September 30, 2020.  The Company’s liabilities for uncertain tax positions totaled $27.7 million and $29.1 million at September 30, 2020 and December 31, 2019, respectively, of which $2.4 million and $2.2 million is included in other current liabilities at September 30, 2020 and December 31, 2019, respectively and are expected to be resolved during 2021 and 2020, respectively, by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2020 and 2019, the Company recognized $0.6 million and $0.5 million, respectively, in interest and penalties in the condensed consolidated statements of operations during each period.  During the nine months ended September 30, 2020, the Company recognized a benefit of $0.5 million for the reversal of such interest and penalties, relating to the settlement of the liability for uncertain tax positions.  The Company has approximately $5.0 million and $4.9 million, respectively, accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended September 30, 2020 and 2019 amounted to $0.3 million in both periods. The expense for the nine months ended September 30, 2020 and 2019 amounted to $0.8 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2020, the plan owned 244,131 and 110,331 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2020 and 2019 amounted to $0.1 million in both periods. The expense for the nine months ended September 30, 2020 and 2019 amounted to $0.2 million and $0.3 million, respectively. As of September 30, 2020, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$150	$144	$450	$432
Interest cost	159	185	477	555
Net amortization	86	48	258	144
Net periodic benefit cost	$395	$377	$1,185	$1,131

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2020	2019
Prior service cost	$624	$738
Net loss	1,821	1,965
	$2,445	$2,703

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2020 and December 31, 2019 are summarized below:

	September 30,	December 31,
	2020	2019

Foreign currency translation adjustment, net of taxes of ($728) at September 30, 2020 and ($742) at December 31, 2019	$(18,012)	$(20,032)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at September 30, 2020 and $0 at December 31, 2019	11	12
Unfunded SERP liability, net of taxes of ($580) at September 30, 2020 and ($639) at December 31, 2019	(3,847)	(4,045)

Accumulated other comprehensive loss	$(21,848)	$(24,065)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2020 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at December 31, 2019	$(20,032)	$12	$(4,045)		$(24,065)
Other comprehensive income (loss) before reclassifications	2,020	(1)	95		2,114
Amount reclassified from accumulated other comprehensive income (loss)	-	-	103	(a)	103
Net current period other comprehensive income (loss)	2,020	(1)	198		2,217

Balance at September 30, 2020	$(18,012)	$11	$(3,847)		$(21,848)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is allocated between cost of sales and selling, general and administrative expense based upon the employment classification of the plan participants.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

	Three Months Ended September 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$38,535	$47,793	$38,164	$-	$124,492
Gross Profit	11,219	11,552	10,793	(30)	33,534
Gross Profit %	29.1%	24.2%	28.3%	nm	26.9%

	Three Months Ended September 30, 2019
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$44,531	$40,289	$39,659	$-	$124,479
Gross Profit	11,893	6,797	10,245	(315)	28,620
Gross Profit %	26.7%	16.9%	25.8%	nm	23.0%

	Nine Months Ended September 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$116,543	$129,082	$104,017	$-	$349,642
Gross Profit	33,950	31,085	26,198	(818)	90,415
Gross Profit %	29.1%	24.1%	25.2%	nm	25.9%

	Nine Months Ended September 30, 2019
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$131,354	$127,325	$118,605	$-	$377,284
Gross Profit	34,416	25,641	26,890	(847)	86,100
Gross Profit %	26.2%	20.1%	22.7%	nm	22.8%

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

The Company operates through three product group segments, in addition to a Corporate segment.  In the nine months ended September 30, 2020, 37% of the Company’s revenues were derived from Power Solutions and Protection, 33% from Cinch Connectivity Solutions and 30% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

Throughout the first nine months of 2020, the Company has focused heavily on the continued safety and well-being of its associates around the world in light of COVID-19.  The majority of the products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to respond quickly in implementing our business continuity plans around the world.  Significant protective measures were put in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff continues to work remotely to avoid a large number of associates being present in an office setting at any one time.  With the significant increase in the number of staff working remotely, Bel's IT department took a variety of precautionary measures to protect the computer equipment that associates are utilizing in the remote environment.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Our financial results for the first half of 2020 reflected the temporary facility closures at certain of our manufacturing locations, particularly in China, Mexico and the Dominican Republic, due to the outbreak of COVID-19 and the related disruption to our supply chain.  This led to an estimated $14-$17 million of shipments scheduled for the first quarter which were ultimately shipped in the second quarter.  The Company also incurred additional indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China throughout the first nine months of 2020, which were offset by $4.1 million of COVID-19 relief funding received from the Chinese government also during the nine months ended September 30, 2020.

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

Based on our analysis of ASC 350 and ASC 360 during the nine months ended September 30, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $81.1 million at September 30, 2020 as compared to $72.3 million at December 31, 2019, despite voluntary debt payments of $18.2 million made during the nine-month period.  Our cash balance on hand as of October 31, 2020 was $80.4 million.  The Company also has availability under its current revolving credit facility; as of September 30, 2020, the Company could borrow an additional $53.0 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter, including the deferral of employer social security taxes under the federal CARES Act, restrictions on new hires, suspension of salary reviews, the elimination of all business travel and restrictions on spending related to capital expenditures.  During the three and nine months ended September 30, 2020, travel expenses incurred by the Company were $0.5 million and $1.4 million lower, respectively, than the comparable periods of 2019.  Management has developed Phase 2 and Phase 3 of the Company’s cash conservation/cost savings plan which would be implemented in the event our liquidity position or financial results become materially impacted by COVID-19.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the nine months ended September 30, 2020 and/or future results include the following:

•

Revenues – The Company’s revenues in the first nine months of 2020 were down $27.6 million, or 7.3%, as compared to the same period of 2019.  Excluding the $29.8 million of incremental sales contributed by the recently-acquired CUI business, sales were $57.4 million lower than the first nine months of 2019.  The decline was seen across all of our major product groups and was largely due to lower product demand from our commercial aerospace and cloud customers, in addition to temporary closures and lower efficiency levels at certain of our factories primarily during the first half of 2020 due to COVID-19.

•

Backlog – Our backlog of orders amounted to $138.9 million at September 30, 2020, a decline of $21.4 million, or 13%, from December 31, 2019.  Since year-end, we saw a 4% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our power product lines.  The backlog of order for our Magnetic Solutions products declined by 13% from year end, primarily driven by reduced orders from a large networking customer.  Backlog for our Connectivity Solutions products was down 29% from the 2019 year-end levels, primarily due to lower demand from our direct and after-market commercial aerospace customers.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins of our three product groups.  Our power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our magnetic solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on Bel’s profit margins.  As compared to the first nine months of 2019, Power Solutions and Protection revenues were up 1.4% in the first nine months of 2020, Connectivity Solutions revenues were down 11.3% and Magnetic Solutions revenues were down 12.3%.

•

Pricing and Availability of Materials – The inventory of resistors and capacitors acquired by Bel and its supply chain in 2018 at higher prices have been worked through and new prices for these materials are significantly less than the 2018 costs.  Lead times continue to be extended for certain mosfets and costs for those components remain elevated.  As a result, the Company’s material costs as a percentage of revenue decreased slightly to 43.0% of sales during the first nine months of 2020 from 44.1% during the same period of 2019.

•

Labor Costs – Labor costs decreased from 10.4% of revenue during the first nine months of 2019 to 10.0% of revenue during the same period of 2020, as a more favorable exchange rate environment in 2020 related to the Mexican Peso and Chinese Renminbi outweighed the impact of minimum wage increases which went into effect at two of our factories in the PRC effective March 1, 2020 and May 1, 2020.

•

Restructuring – The Company continues to implement restructuring programs to increase operational efficiencies and incurred $0.3 million in restructuring costs during the first nine months of 2020.  Actions implemented in 2019 related to our Power Solutions and Protections and Magnetic Solutions segments are expected to yield incremental annualized cost savings of $5.7 million.  During the third quarter of 2020, Bel completed the closure of its Power R&D facility in Uster, Switzerland.  This closure is anticipated to result in annualized cost savings of $3.0 million starting in September 2020.  Additionally, during the third quarter of 2020, Bel announced the anticipated closure of its sales office in Germany and the streamlining of its North America sales organization.  These actions are expected to result in an incremental cost savings of approximately $1.0 million beginning in the fourth quarter of 2020.  Of the aggregate cost savings related to these collective actions, $1.7 million was realized in 2019, $1.1 million and $4.0 million were realized during the three and nine months ended September 30, 2020, respectively, and $1.1 million is expected to be realized in the fourth quarter of 2020, with the remaining $3.0 million to be realized in 2021.  The Company also implemented temporary cost reduction measures within its Cinch Connectivity Solutions segment during the first half of 2020 in order to align its cost structure with its current level of revenue.  These scalable manufacturing costs, which resulted in estimated cost savings of $2.0 million and $5.0 million during the three and nine months ended September 30, 2020, respectively, will increase as demand from our commercial aerospace customers recovers. The Company continues to implement its corporate-wide cost savings program to look at all areas for improvements.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

•

Impact of Foreign Currency – During the first nine months of 2020, labor and overhead costs were $1.6 million lower than the same period of 2019 due to a favorable foreign exchange environment as compared to the prior year period.  The Company also realized foreign exchange transactional losses of $1.1 million during the nine months ended September 30, 2020 due to the appreciation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, 2020 versus those in effect at December 31, 2019. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first nine months of 2020 due to the depreciation of the Peso, Euro, Pound, and Renminbi against the U.S. dollar as compared to exchange rates in effect during 2019.  The Company has significant manufacturing operations located in Mexico and in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $1.6 million lower in the first nine months of 2020 as compared to the same period of 2019.  During the second quarter of 2020, the Company entered into forward contracts to secure a favorable exchange rate related to the Peso through December 31, 2020 for a portion of Bel's expected Peso obligations for the remainder of the year. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 10, “Income Taxes”.

As we look to the fourth quarter, sales are expected to be similar to the fourth quarter 2019 level with very limited visibility into 2021. As a result of our ongoing strategy to improve profitability through our ongoing global cost reduction plan and a favorable shift in product mix, we expect to see a more favorable gross margin comparison versus last year’s fourth quarter.  The Bel management team will remain focused on bottom line growth while actively looking at strategic acquisitions that would better position Bel for the future.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Revenue

The Company’s revenue by operating segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2020	2019	2020	2019	2020	2019	2020	2019
Connectivity solutions	$38,535	$44,531	29.1%	26.7%	$116,543	$131,354	29.1%	26.2%
Magnetic solutions	38,164	39,659	28.3%	25.8%	104,017	118,605	25.2%	22.7%
Power solutions and protection	47,793	40,289	24.2%	16.9%	129,082	127,325	24.1%	20.1%
	$124,492	$124,479	26.9%	23.0%	$349,642	$377,284	25.9%	22.8%

Connectivity Solutions:

Sales of our Connectivity Solutions products declined $6.0 million and $14.8 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019.  These declines were primarily due to lower demand from direct and after-market commercial aerospace customers, partially offset by higher demand for our military products in the first nine months of 2020 as compared to the same period of 2019.  This shift in product mix along with the operational cost reductions detailed in the "Restructuring" section above have resulted in improved gross margins for the three and nine month periods of 2020 as compared to the same periods of 2019.

Magnetic Solutions:

Sales of our Magnetic Solutions products were down $1.5 million and $14.6 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. As the majority of our manufacturing of Magnetic Solutions products is in the PRC, our ability to manufacture product was temporarily impacted during the first quarter of 2020 due to the factory closures associated with COVID-19.  There were improvements in both the levels of productivity and customer demand for our integrated connector module (ICM) products in the second and third quarters of 2020 as compared to the first quarter of 2020, while demand remained below that of the 2019 levels due to a slowing in the data communications hardware market.  The gross margin improvement in the 2020 periods presented above versus the comparable 2019 periods was largely the result of restructuring measures implemented in late 2019 and a shift in product mix within the Magnetic Solutions segment.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $7.5 million and $1.8 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019.  The CUI business, which was acquired in December 2019, contributed sales of $10.9 million and $29.8 million during the three and nine months ended September 30, 2020, respectively, at a gross margin of 30.1% and 35.2%, respectively.  Sales of our Bel Power Solutions products decreased by $4.1 million and $25.0 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019.  These declines were due in part to factory closures in China following the Lunar New Year holiday in connection with COVID-19, in addition to the elimination of certain low-margin power products.  Our DC/DC power products were also $0.6 million and $3.1 million lower during the three and nine months ended September 30, 2020, respectively, as compared to the same periods last year.  The gross margin expansion noted for the 2020 periods above as compared to the 2019 periods is largely due to the inclusion of higher-margin CUI sales in addition to cost savings that resulted from restructuring efforts implemented in the latter half of 2019.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Material costs	42.2%	44.9%	43.0%	44.1%
Labor costs	10.4%	9.2%	10.0%	10.4%
Other expenses	20.5%	22.9%	21.1%	22.6%
Total cost of sales	73.1%	77.0%	74.1%	77.1%

The fluctuations in material costs and labor costs as a percentage of sales during the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to a shift in classification of certain outsourced manufacturing from labor costs to material costs in connection with the transition of our TRP business onto the new ERP system effective January 1, 2020.  As such, material costs and labor costs should be viewed on a combined basis when comparing to the prior year period.  In the aggregate, these variable costs decreased from 54.1% of revenue in the third quarter of 2019 to 52.6% of revenue in the third quarter of 2020 and from 54.5% in the first nine months of 2019 to 53.0% in the first nine months of 2020.  These reductions were primarily due to a reduction in material costs and a more favorable exchange rate environment related to the Chinese Renminbi and Mexican Peso, which resulted in lower labor costs.  This was partially offset by PRC government-mandated minimum wage increases in two of the regions where Bel’s factories are located effective March 1, 2020 and May 1, 2020.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses decreased during the three and nine months ended September 30, 2020 by $3.1 million and $11.5 million, respectively, as compared to the same periods of 2019.  These declines primarily related cost savings from restructuring measures and other operational cost reductions noted in the "Restructuring" section above.  The costs during the three and nine months ended September 30, 2020 were also reduced by $0.9 million and $4.1 million, respectively, related to subsidies received from the Chinese government to offset costs and inefficiencies incurred due to the temporary closures of our factories in China in connection with COVID-19.

Research and Development ("R&D") Expense:

R&D expense amounted to $5.7 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively, and $17.9 million and $20.2 million for the nine months ended September 30, 2020 and 2019, respectively.  The lower R&D expenses in 2020 as compared to the same periods 2019 is largely reflective of cost savings related to the realignment of our Power Solutions R&D implemented in 2019, the closure of our R&D facility in Uster, Switzerland late in the third quarter of 2020, and a more favorable foreign exchange rate environment in the 2020 periods as compared to the rates in effect during 2019.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $18.9 million for the third quarter of 2020, up $0.4 million from the third quarter of 2019.  Lower travel expenses of $0.5 million, a reduction in ERP costs of $0.2 million and savings from other cost containment efforts largely offset the $1.9 million of incremental SG&A expenses associated with the recently-acquired CUI business. SG&A expense also included a gain on the cash surrender value of COLI policies of $0.5 million in the third quarter of 2020 compared to a gain on these policies of $0.1 million in the third quarter of 2019.

SG&A expenses were $59.0 million for the first nine months of 2020, up $2.1 million from the first nine months of 2019.  A reduction in ERP costs of $1.6 million, lower travel expenses of $1.4 million and savings from other cost containment efforts partially offset the $5.9 million of incremental SG&A expenses associated with the recently-acquired CUI business. SG&A expense also included a gain on the cash surrender value of COLI policies of $0.1 million in the first nine months of 2020 compared to a gain on these policies of $0.9 million in the first nine months of 2019.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which the pretax profits are earned.  Of the geographic jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 10, “Income Taxes”.

The benefit from income taxes for the three months ended September 30, 2020 was ($1.1) million and the provision for income taxes for the three months ended September 30, 2019 was $0.6 million.  The Company’s earnings (loss) before income taxes for the three months ended September 30, 2020, were approximately $12.3 million higher than the same period in 2019, primarily attributable to an increase in the income from the North America and Asia regions. The Company’s effective tax rate was (16.9%) and (10.0%) for the three months ended September 30, 2020 and 2019, respectively.  The change in the effective tax rate during the third quarter of 2020 as compared to the same quarter of 2019 is primarily attributable to tax benefits relating to the federal tax law changes regarding the final regulations on the GILTI high-tax exception, as well as the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations. Additionally, the effective tax rate of 2019 was unfavorably impacted by the impairment of goodwill in North America.  See Note 10, “Income Taxes.”

The benefit from income taxes for the nine months ended September 30, 2020 was ($1.4) million and the provision for income taxes for the nine months ended September 30, 2019 was $1.0 million.  The Company’s earnings before income taxes for the nine months ended September 30, 2020, were approximately $9.2 million higher than the same period in 2019, primarily attributable to an increase in the income from the North America and Asia regions. The Company’s effective tax rate was (18.3%) and (78.2%) for the nine months ended September 30, 2020 and 2019, respectively. The change in the effective tax rate during the nine months ended September 30, 2020 as compared to the same period of 2019 is primarily attributable to the same factors noted above as well as an increase in U.S. taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  See Note 10, “Income Taxes.”

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

At September 30, 2020 and December 31, 2019, $51.4 million and $29.1 million, respectively (or 63% and 40%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first nine months of 2020, the Company repatriated $5.0 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.9% of the Company’s total assets at September 30, 2020 and 31.6% of total assets at December 31, 2019. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.2 to 1 at September 30, 2020 and 3.1 to 1 at December 31, 2019.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in December 2014, March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the credit agreement in the amount of $8.2 million. The amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and changes certain covenants related to matters including acquisitions, share repurchases and financial ratios.  During the third quarter of 2020, the Company made an additional voluntary payment toward its Revolver balance of $10.0 million.  Further, during October 2020, the Company made an incremental voluntary payment toward its Revolver balance of $10.0 million.

The Company was in compliance with its debt covenants as of September 30, 2020, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at September 30, 2020 was $53.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three-phase approach through early 2021. Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which $0.2 million and $1.6 million was incurred in the three and nine months ended September 30, 2019, respectively, with no additional costs incurred in the three or nine months ended September 30, 2020.  These costs are included in SG&A on the consolidated financial statements.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  To date, we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized starting in 2019.  We anticipate completing this project with in-house resources by early 2021, with no further outside consulting costs. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Cash Flows

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company’s cash and cash equivalents increased by $8.8 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $34.8 million; partially offset by
•	purchases of property, plant and equipment of $4.5 million;
•	dividend payments of $2.4 million; and
•	repayments of long-term debt of $8.2 million and a repayment to the revolving credit line of $10.0 million.

During the nine months ended September 30, 2020, accounts receivable decreased by $6.5 million primarily due to lower sales in Asia, where payment terms tend to be longest.  Days sales outstanding (DSO) decreased to 52 days at September 30, 2020 as compared to 60 days at December 31, 2019.  Inventory decreased by $4.4 million at September 30, 2020 compared to December 31, 2019.  Inventory turns increased slightly to 3.7 at September 30, 2020 from 3.6 at December 31, 2019.  Excluding R&D from the calculation, inventory turns increased slightly to 3.5 at September 30, 2020 from 3.4 at December 31, 2019.

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Company’s cash and cash equivalents increased by $10.9 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $18.9 million; and
•	proceeds from the sale of property, plant and equipment of $5.8 million; partially offset by
•	purchases of property, plant and equipment of $8.2 million;
•	dividend payments of $2.4 million; and
•	repayments of long-term debt of $2.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first nine months of 2020, the U.S. Dollar was stronger against certain of the other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first nine months of 2020 versus those during the same period of 2019, the Peso depreciated by 12% and the Renminbi depreciated by 2% while the Euro and Pound remained consistent against the U.S. Dollar as compared to the prior year period.  The Company estimates that the depreciation in the Peso and Renminbi led to lower operating costs of $1.6 million during the first nine months of 2020 as compared to the same period of 2019, as the majority of the Company's expenses in the PRC and Mexico are paid in local currency.  Foreign exchange losses were also recognized in the first nine months of 2020 of $1.1 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2019.  During the third quarter of 2020, the Company entered into forward contracts to secure a favorable exchange rate related to the Peso through December 31, 2020 for a portion of Bel's expected Peso obligations for the remainder of the year. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of market risks.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the outbreak of COVID-19 was first identified and had an unfavorable impact on our four largest manufacturing facilities, which are located in China, throughout the first quarter of 2020.  Travel restrictions imposed by the local governmental authorities to control the spread of the virus resulted in an extended closure of our facilities in China over the Lunar New Year holiday, with the return of workers delayed after the holiday break.  Our overall worker return rate at our China facilities was approximately 85% by early March and these factories have been running at near normal productivity levels since that time.  Our suppliers, customers and our customers’ contract manufacturers were similarly impacted earlier in 2020, and the majority have returned to near pre-COVID production levels.  Throughout the second and third quarters of 2020, many of the jurisdictions in which we operate within North America and Europe had mandated shelter-in-place orders, with the exception of essential businesses.  As of the filing date of this Quarterly Report, all of the Company's manufacturing sites were open, with certain locations at reduced workforce levels due to local government mandates.  As the status of the COVID-19 outbreak continues to be uncertain particularly in the U.S. and Europe, additional Bel facilities could become negatively impacted.  In addition, COVID-19 has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has affected demand for certain of our end customers’ products. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Quarterly Report on Form 10-Q.

Our high level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

We incurred substantial amounts of indebtedness to fund the acquisitions of Power Solutions and Connectivity Solutions in 2014, and CUI in December 2019, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes in the future.  Our consolidated principal amount of outstanding indebtedness was $126.8 million at September 30, 2020, resulting in a leverage ratio of 2.99x adjusted EBITDA, as calculated in accordance with our credit agreement (as compared to the maximum leverage ratio of 4.75x as noted in our amended credit agreement).  As of September 30, 2020, our fixed charge coverage ratio was 1.96x, as calculated in accordance with our credit agreement (as compared to the minimum fixed charge coverage ratio of 1.10x).  Pursuant to the terms of our amended credit agreement, the leverage ratio will step down to 4.00x effective December 31, 2020, to 3.25x effective March 31, 2021 and to 3.00x effective June 30, 2021 and thereafter.  The fixed charge coverage ratio will step up to 1.15x effective December 31, 2020 and to 1.25x effective March 31, 2021 and thereafter.  Our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain certain covenant ratios, and as noted, the ratios become more restrictive at specific dates during the term.  If we do not continue to satisfy these required ratios or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.  We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all.  Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

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
November 6, 2020
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)