Form 10-K
period 2020-12-31
BEL FUSE INC /NJ
filed 2021-03-12
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-11676

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

				☐ ☒ Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020) was $124.3 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2021
Class A Common Stock	2,144,912
Class B Common Stock	10,204,602

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On December 3, 2019, we completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and contributed sales of $43.1 million for 2020 and $2.2 million for 2019.  The acquisition of the CUI power business enhanced Bel's existing offering of power products, allowing us to better address more of our customers' power needs.  It also introduced an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.

Products

The Company primarily generates revenue through the sale of its products.  Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (39% of net sales in 2020), Cinch Connectivity Solutions (32% of net sales in 2020) and Magnetic Solutions (29% of net sales in 2020).  While there are key customers and end markets within each of the three product groups, only one direct customer accounted for more than 10% of our consolidated net sales in 2020 (this customer represented 11.9% of our consolidated net sales in 2020).  Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

Power Solutions and Protection

Bel's power conversion products include internal and external AC/DC power supplies, DC/DC converters and DC/AC inverters. These products provide power conversion solutions for a number of Industrial, Networking and Consumer applications.  Bel circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets.

	Product Line	Function	Applications	Brands Sold Under
Power Solutions and Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications	Bel Power Solutions, MelcherTM, CUI
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, MelcherTM, CUI
	External Power Products	Standard and customizable desktop and wall plug adapters that convert AC main input voltages to a variety of DC output voltages.	Consumer and industrial devices and equipment	CUI
	Module Products	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission within a highly integrated, reduced footprint.	Broadband telecommunications, IoT, Smart Grid and Smart Lighting communication and power solutions for industrial and commercial applications.	Bel
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, cell phone chargers, consumer electronics, and battery protection.	Bel

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

	Product Line	Function	Applications	Brands Sold Under
Magnetic Solutions	Integrated Connector Modules (ICMs)	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.	Bel, TRP Connector®, MagJack®
	Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.	Signal
	SMD Power Inductors & SMPS Transformers	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC/DC converters, LED lighting, automotive and consumer electronics.	Signal
	Discrete Components-Telecom	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet and Power over Ethernet (PoE).	Bel

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2020, we had a sales and support staff of 196 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all of our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Market Factors

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

Trends in Market Demand

Product orders, or bookings, received during 2020 amounted to $448.8 million, a 3% reduction from 2019.  By product group, orders received for our Power Solutions and Protection products amounted to $183.0 million in 2020, a 30% increase from 2019.  A large portion of this increase was due to incremental bookings from the recently-acquired CUI business of $43.4 million.  The CUI business had historically strong sales in 2020 as demand for adaptors for use in home offices increased significantly due to the COVID-19 pandemic.  We have also seen an increase in demand for our circuit protection products in 2020, and within the e-mobility and industrial markets for our power products.  Bookings for our Connectivity Solutions products declined by 29% from 2019 to $126.9 million in 2020, largely due to a reduction in demand from our direct and aftermarket commercial aerospace customers due to low levels of new aircraft production rates and the continued pause in global travel during the ongoing COVID-19 pandemic.  Orders received for our Magnetic Solutions products were $138.9 million in 2020, 3% lower than in 2019.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2021 to be approximately $179.6 million as compared with a backlog of $186.3 million as of February 29, 2020.  Management estimates that approximately 85%-90% of the Company's backlog as of February 28, 2021 will be shipped by December 31, 2021. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.

Research and Development ("R&D")

Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. The global capabilities and collaborative approach allows Bel to develop leading edge technological products that support highly complex and evolving markets such as e-mobility, cloud computing, military, aerospace, and others. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products destined for rapid deployment.  We also sponsor membership in technical organizations that allow our engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

R&D costs are expensed as incurred.  Generally, R&D is performed internally for the benefit of the Company.  R&D costs include salaries, building maintenance and utilities, rents, materials, administrative costs and miscellaneous other items.

Resources

Raw Materials and Sourcing

We have multiple suppliers for most of the raw materials that we purchase.  Where possible, we have contractual agreements with suppliers to assure a continuing supply of critical components.

With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there were a termination of our existing business relationships with any such supplier.  While such a termination could produce a disruption in production, we believe that the termination of business with any one of our suppliers would not have a material adverse effect on our long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for our products.  In the past, we have experienced shortages in certain raw materials, such as capacitors, ferrites and integrated circuits ("IC's"), when these materials were in great demand.  Even though we may have more than one supplier for certain materials, it is possible that these materials may not be available to us in sufficient quantities or at the times desired by us.  In the event that the current economic conditions have a negative impact on the financial condition of our suppliers, this may impact the availability and cost of our raw materials.

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates from March 2021 to January 2039.

We utilize registered trademarks in the U.S., Europe and Asia to identify various products that we manufacture.  The trademarks survive as long as they are in use and the registrations of these trademarks are renewed.

Government Contracts

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

Seasonality

In the People's Republic of China ("PRC"), the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday.  Each year following the Lunar New Year holiday, we must assess the worker return rate and whether it is adequate to meet the needs of current demand from our customers.  Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time.  This temporary setback in production has historically resulted in our first quarter sales being the lowest sales quarter of the year.  Further, recruiting and training efforts and related inefficiencies, as well as overtime required in order to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC, primarily during the first quarter of the year.

Government Regulations

The Company is subject to various government regulations in the United States as well as various jurisdictions where it operates. These regulations cover several diverse areas including trade compliance, anti-bribery, anti-corruption, money laundering, and data and privacy protection. Regulatory or government authorities where the Company operates may have enforcement powers that can subject the company to legal penalties or other measures and can impose changes or conditions in the way it conducts business.

Human Capital Resources, Strategy and Management

At Bel, our values guide everything we do. We are committed to the highest standards of ethical and legal conduct and have created an environment where open and honest communication is the expectation, not the exception. Failing to do so puts Bel’s name, reputation for integrity and business at risk.  We hold our associates to this standard and offer the same in return. Our Code of Ethics was created to ensure that our associates, officers, directors, partners, contractors, and suppliers follow our commitment to customer satisfaction in accordance with ethical and legal standards, guided by the basic, unchanging principle of integrity.

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2020, Bel employed approximately 6,400 associates across 14 countries, with 23 percent located within North America. Outside of the United States, our largest employee populations were located within Mexico, Slovakia and the PRC. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

Great Associates

Bel is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where associates feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Bel. Bel has been engaged in a strategy dedicated to evolving our inclusive culture while addressing underrepresentation across our Company.

Across the organization, there are a variety of ways we invest in our people to learn - on the job, in the classroom, through self-directed learning, or through leadership programs. We have expanded our learning management system to make new content and training available to our associates. The Company has also expanded leadership development programs and continues to expand internship programs to continue to develop new talent.

Health and Safety

Bel offers a variety of programs globally to protect the health and safety of our associates. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.

In 2020, we focused on the immediate demands within the context of COVID-19 challenges. Where possible, associates were moved to a remote work environment. In addition, we implemented additional safeguards in our plants consistent with the guidelines provided by the Centers for Disease Control and Prevention (CDC) and other health organizations around the world.  In addition, the Company also invested in various programs globally to support associates' mental and physical health during the pandemic. We will continue to evolve these programs to protect the health and safety of our associates through awareness training and wellness programs.

Culture

In an increasingly competitive global marketplace, Bel succeeds when we attract and retain the best talent and when our associates reflect the diversity of our consumers.

We are committed to increasing the diversity of our workforce by participating in networking and community events and to actively recruit and hire veterans, women, minorities, and individuals with disabilities.

As a global leader in delivering reliable solutions, Bel has signed a Statement of Support Program declaration to show support for National Guard and Reserve member associates coordinated by the Department of Defense's Employer Support of the Guard and Reserve (ESGR) program. The intent of the program is to increase employer support by encouraging employers to act as advocates for associate participation in the military.

The employee lifecycle is the foundation for the mission of the Human Resources function within the Company.  The Mission of Human Resources is to “Recruit, Train and Retain the best people.  Create an environment where associates make a difference.  Provide challenging work, a positive work environment and career opportunities.”

We take pride in recognizing our associates around the world and the job well done over the last year.

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

Item 1A.  Risk Factors

The risks described below should be carefully considered before making an investment decision. These are the risk factors that we consider to be material, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-K also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described below, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.

STRATEGIC RISKS

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

Our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws in the United States and in other countries may not prevent misappropriation, and our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. A third party could, without authorization, copy or otherwise appropriate our proprietary information. Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies.  If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations.  During the year ended December 31, 2019, we recorded a goodwill impairment charge of $8.9 million due to weakened market conditions in our former North America operating segment.  If the acquisitions fail to perform up to our expectations, or if there is further weakening of economic conditions, we could be required to record additional impairment charges.

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

OPERATIONAL RISKS

Our global operations and demand for our products face risks related to health epidemics such as the coronavirus.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the outbreak of COVID-19 was first identified and had an unfavorable impact on our four largest manufacturing facilities, which are located in China, throughout the first quarter of 2020.  Travel restrictions imposed by the local governmental authorities to control the spread of the virus resulted in an extended closure of our facilities in China over the Lunar New Year holiday, with the return of workers delayed after the holiday break.  Our overall worker return rate at our China facilities was approximately 85% by early March 2020 and these factories have been running at near normal productivity levels since that time.  Our suppliers, customers and our customers’ contract manufacturers were similarly impacted earlier in 2020, and the majority have returned to near pre-COVID-19 production levels.

Throughout the remainder of 2020, many of the jurisdictions in which we operate within North America and Europe had mandated shelter-in-place orders, with the exception of essential businesses.  As of the filing date of this Annual Report on Form 10-K, all of the Company's manufacturing sites were open, with certain locations at reduced workforce levels due to local government mandates.  As the status of the COVID-19 outbreak continues to be uncertain particularly in the U.S. and Europe, additional Bel facilities could become negatively impacted.  In addition, COVID-19 has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has affected demand for certain of our end customers’ products. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Annual Report on Form 10-K.  See "The Effects of COVID-19 on Bel’s Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how COVID-19 is currently impacting our business.

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

We may experience labor shortages.

Government, economic, social and labor policies in the PRC may cause shortages of factory labor in areas where we have some of our products manufactured.  Further, availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday.  If we are required to manufacture more of these products outside of the PRC as a result of such shortages, our margins will likely be materially adversely affected.

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

During the year ended December 31, 2020, sales to one direct customer exceeded 10% of our consolidated net sales.  This customer, Hon Hai/Foxconn Technology Group, a contract manufacturer utilized by various end customers, represented 11.9% of our 2020 consolidated net sales.  We believe that the loss of this customer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations of customers in prior years. See Note 12, "Segments" for additional disclosures related to our significant customers.  Furthermore, factors that negatively impact the businesses of our major customers, such as the grounding of aircraft at a major commercial aerospace customer, could materially and adversely affect us even if the customer represents less than 10% of our 2020 consolidated net sales.

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

FINANCIAL RISKS

There are several factors which can cause our margins to suffer.

Our margins could be substantially impacted by the following factors.

●

Declines in Selling Prices: The average selling prices for our products tend to decrease over their life cycles, and customers put pressure on suppliers to lower prices even when production costs are increasing. Further, increased competition from low cost suppliers around the world has put additional pressures on pricing. Any drop in demand for our products or increase in supply of competitive products could also cause a dramatic drop in our average sales prices.

●

Increases in Material Costs: While we continually strive to negotiate better pricing for components and raw materials, an increase in industry demand for or supplier shortages of certain components can result in higher material costs, or premiums incurred for expedited orders.  Further, commodity prices, especially those pertaining to gold, copper and silver, can be volatile.  Fluctuations in these prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on our profit margins.

●

Increases in Labor Costs: Wage rates, particularly in the PRC, Mexico and Slovakia where the majority of our manufacturing associates are located, have been gradually increasing in recent years as government-mandated increases in the minimum wage rate in these jurisdictions cause an increase in our overall pay scale.  Labor costs can also be impacted by fluctuations in the exchange rates in which local wages are paid as compared to the U.S. dollar.

Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations as sales prices decline, or pass through cost increases to customers.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay acquisitions, investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our credit agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Our level of indebtedness could negatively impact our access to the capital markets and our ability to satisfy financial covenants under our existing credit agreement.

Our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain certain covenant ratios, and the ratios become more restrictive at specific dates during the term.  If we do not continue to satisfy these required ratios or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.  We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all.  Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

LEGAL, TAX AND REGULATORY RISKS

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in fiscal or tax laws, regulations or policies, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or consolidated results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or consolidated results of our operations.

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

Our global business is subject to complex and changing laws and regulations including but not limited to privacy, data security and data localization. Evolving foreign events, including the effect of the United Kingdom's withdrawal from the European Union, may adversely affect our revenues and could subject us to new regulatory costs and challenges (such as the transfer of personal data between the EU and the United Kingdom), in addition to other adverse effects that we are unable to effectively anticipate. This may impose significant requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance.  Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our consolidated results of operations.

RISKS RELATED TO OUR COMMON STOCK

As a result of protective provisions in the Company's certificate of incorporation, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders.

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2021, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2021, to the Company's knowledge, this shareholder owned 21.6% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2021, Daniel Bernstein, the Company's chief executive officer, beneficially owned 380,686 Class A common shares (or 22.6%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 391,534 Class A common shares (or 23.1%) of the outstanding Class A common shares whose voting rights were not suspended.

Our stock price, like that of many technology companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  The market price of our common stock may rise and fall in response to a variety of other factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	the impact of the ongoing COVID-19 pandemic on our operations and supply chain;
•	market or economic conditions specific to particular geographical areas in which we operate;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry

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

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes; employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and, responsibility for disposal of products or product packaging. Discussions and proposals related to gas emissions and climate change have increasingly become the subject of substantial attention; additional regulation in this area could have the effect of restricting our business operations or increasing our operating costs.  More stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

GENERAL RISKS

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

Risks inherent in our international operations include:

●	COVID-19-related closures and other pandemic-related uncertainties in the countries in which we operate;
●	Import and export regulations that could erode profit margins or restrict exports;
●	Foreign exchange controls and tax rates;
●	Foreign currency exchange rate fluctuations, including devaluations;
●	Changes in regional and local economic conditions, including local inflationary pressures;
●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
●	Variations in protection of intellectual property and other legal rights;
●	More expansive legal rights of foreign unions or works councils;
●	Changes in labor conditions and difficulties in staffing and managing international operations;
●	Inability or regulatory limitations on our ability to move goods across borders;
●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;
●

Restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	Social plans that prohibit or increase the cost of certain restructuring actions;
●	The uncertainty surrounding the implementation and effects of Brexit;
●	The potential for nationalization of enterprises or facilities; and
●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests.

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

Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Our Company expects to continue to experience cyber threats from time to time, which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws and regulations. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, “Acts of God”, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

A loss of the services of the Company's executive officers or other skilled associates could negatively impact our operations and results.

The success of the Company's operations is largely dependent upon the performance of its executive officers, managers, engineers and salespeople.  Many of these individuals have a significant number of years of experience within the Company and/or the industry in which we compete and would be extremely difficult to replace.  The loss of the services of any of these associates may materially and adversely impact our results of operations if we are unable to replace them in a timely manner.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company occupies 324,000 square feet at 22 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support.  Of this space, the Company leases 216,000 square feet in 17 facilities and owns properties of 125,000 square feet.

The Company also operated 20 manufacturing facilities in 7 countries as of December 31, 2020.  Approximately 14% of the 2.2 million square feet the Company occupies is owned while the remainder is leased.    See Note 17, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2020:

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

	2,237,000

Of the space described above, 289,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 463,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 32.6% of its identifiable assets are located in Asia.

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

As of February 28, 2021, there were 41 registered shareholders of the Company's Class A Common Stock and 329 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2021, the Company estimates that there were 652 beneficial shareholders of the Company's Class A Common Stock and 2,872 beneficial shareholders of the Company's Class B Common Stock. At February 28, 2021, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 21.6% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders".

(c)	Dividends

During the years ended December 31, 2020 and 2019, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.4 million in 2020 and $3.4 million in 2019.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.   On February 1, 2021, the Company paid a dividend to all shareholders of record at January 15, 2021 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 17, 2021, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on April 30, 2021 to all shareholders of record at April 15, 2021.  Determinations regarding future dividend payments will depend, in part, upon the immediate and long-term effects of the coronavirus on the Company, its customers and its suppliers.

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

We operate through three product group segments, in addition to a Corporate segment.  In 2020, 39% of the Company's revenues were derived from Power Solutions and Protection, 32% from Cinch Connectivity Solutions and 29% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

Throughout 2020, the Company has focused heavily on the continued safety and well-being of its associates around the world in light of COVID-19.  The majority of the products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to respond quickly in implementing our business continuity plans around the world.  Significant protective measures were put in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff continues to work remotely to avoid a large number of associates being present in an office setting at any one time.  With the significant increase in the number of staff working remotely, Bel's IT department took a variety of precautionary measures to protect the computer equipment that associates are utilizing in the remote environment.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Our financial results for the first half of 2020 reflected the temporary facility closures at certain of our manufacturing locations, particularly in China, Mexico and the Dominican Republic, due to the outbreak of COVID-19 and the related disruption to our supply chain.  This led to an estimated $14-$17 million of shipments scheduled for the first quarter which were ultimately shipped in the second quarter.  The Company also incurred additional indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China throughout 2020, which were offset by $4.9 million of COVID-19 relief funding received from the Chinese government also during the year ended December 31, 2020.

All of our manufacturing sites are operating as of the filing date of this Annual Report on Form 10-K.  Although the majority of our factories in North America, Europe and Asia are currently at 90+% of their normal workforce levels, we are experiencing lower productivity and efficiency rates at certain sites in North America (estimated at 80%-90%, depending on the impacted site) due to a reduced workforce at those sites.  In addition, in order to comply with social distancing requirements, certain of our factory floors have been reconfigured to provide additional spacing in production lines, which has resulted in some inefficiencies related to product flow.  Bel has also experienced higher freight costs for products typically shipped by air due to lower cargo capacity with the reduction in commercial air travel.  While there are some delays within the supply chain in the movement of products related to border closures, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.  To date, we have not seen a significant reduction in demand for our products due to COVID-19, as many of our products support military, medical and networking applications, which generally have not been negatively impacted by COVID-19.  However, approximately 5% of our revenue relates to products utilized in end markets that have been impacted by COVID-19, such as commercial aerospace.

Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability and on our customers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Based on our analysis of ASC 350 and ASC 360 during the year ended December 31, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $84.9 million at December 31, 2020 as compared to $72.3 million at December 31, 2019, despite voluntary debt payments of $28.2 million made during 2020.  The Company also has availability under its current revolving credit facility; as of December 31, 2020, the Company could borrow an additional $56.6 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter of 2020, including the deferral of employer social security taxes under the federal CARES Act, restrictions on new hires, suspension of salary reviews, the elimination of all business travel and restrictions on spending related to capital expenditures.  During the year ended December 31, 2020, travel expenses incurred by the Company were $2.0 million lower than 2019.  Management has developed Phase 2 and Phase 3 of the Company’s cash conservation/cost savings plan which would be implemented in the event our liquidity position or financial results become materially impacted by COVID-19.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2020 and/or future results include the following:

•

Revenues – The Company's revenues declined by $26.6 million, or 5.4%, in 2020 as compared to 2019.  By product segment, Power Solutions and Protection sales increased by 11.0%, Cinch Connectivity Solutions sales declined by 12.5% and Magnetic Solutions sales were lower by 14.7%.

•

Backlog – Our backlog of orders totaled $155.0 million at December 31, 2020, representing a decrease of $5.2 million, or 3%, from December 31, 2019.  Since the 2019 year-end, we saw a 37% increase in backlog for our Magnetic Solutions products, driven by restored demand from a large networking customer.  The backlog for our Power Solutions and Protection products increased by 7%, due to an increase in demand across the majority of our power product lines. Our Cinch Connectivity Solutions backlog declined by 31%, primarily due to lower demand from our direct and after-market commercial aerospace customers.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins of our three product groups due to the harsh-environment, high-reliability nature of these products.  Our power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our magnetic solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.   Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.  See Note 12, "Segments" for profit margin information by product group.

•

Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.  While we currently anticipate this impact on pricing and availability to be temporary during the first half of 2021, any increase in material pricing that we are not able to pass along to our customers will have an unfavorable impact on Bel's profit margins.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs decreased from 10.3% of sales during 2019 to 9.9% of sales during 2020, primarily due to lower demand for our labor-intensive ICM products.  There was also a favorable impact from the depreciation of the Mexican Peso versus the U.S. Dollar in 2020 as compared to exchange rates in place during 2019.  These items were partially offset by increased costs associated with minimum wage increases in the PRC and Mexico.

•

Restructuring – During 2020, the Company announced facility closures in Switzerland, Germany and Hong Kong and implemented other general function consolidations and headcount reductions at various sites.  In connection with the actions implemented in 2020, the Company incurred $0.6 million in restructuring costs during 2020.  These actions resulted in total annualized cost savings of $6.0 million ($1.2 million in cost of sales, $3.2 million in R&D and $1.6 million in SG&A).  Of the annualized cost savings, $1.5 million was realized in 2020 with the incremental $4.4 million to be realized in 2021 ($1.1 million in cost of sales, $2.0 million in R&D and $1.3 million in SG&A).  The Company will continue to explore opportunities to streamline the organization in 2021 to further improve profitability.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – During 2020, favorable fluctuations in exchange rates, particularly between the U.S. dollar and the Mexican Peso, resulted in lower labor and overhead costs of $0.6 million versus the exchange rates in effect during 2019.  Separately, a foreign exchange transactional loss of $2.2 million was realized during 2020.  Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.6 million lower in 2020.  The Company monitors changes in foreign currencies and may implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

ERP System Implementation – In January 2019, the Company completed the first phase of its ERP system implementation with the successful transition of its Power Solutions business onto the new system without any notable issues.  In January 2020, the second phase of the implementation related to its TRP business was completed successfully.  The Company incurred expenses of $1.8 million during 2019 related to this project with no additional costs incurred during 2020.  The remaining phases of this project, expected to be completed by mid-2021, will largely leverage Bel's trained internal resources which should result in minimal implementation costs going forward.  The Company realized annual cost savings of $2.0 million related to the elimination of redundant license fees associated with its ERP systems, with those savings beginning in 2019.

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

In January 2021, we announced the acquisition of rms Connectors and the anticipated acquisition of EOS Power expected to close later in the first quarter of 2021.  These two acquisitions fit squarely into Bel's growth strategy by increasing market share while diversifying our product portfolios and geographic footprint.  Visibility on our base business continues to be limited as a result of COVID-19 and long lead times for semiconductors and certain components and these factors may affect our organic growth for 2021.  We believe, however, that the incremental contribution from the two new acquisitions coupled with continued actions under our global cost savings initiative will bode well for further profitability in the coming year.  The preceding two sentences represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	Years Ended
	December 31,
	Net Sales		Gross Margin
	2020	2019	2020	2019
Connectivity solutions	$150,731	$172,348	28.0%	25.8%
Magnetic solutions	133,552	156,536	24.8%	21.9%
Power solutions and protection	181,488	163,528	25.1%	20.1%
	$465,771	$492,412	25.7%	22.3%

Cinch Connectivity Solutions:

Sales of our Connectivity Solutions products declined $21.6 million during 2020 as compared to 2019.  This decline was primarily due to lower demand from direct and after-market commercial aerospace customers, partially offset by higher demand for our military products during 2020 as compared to 2019.  This shift in product mix along with the operational cost reductions detailed in the "Restructuring" section above have resulted in improved gross margins during 2020 as compared to 2019.

Magnetic Solutions:

Sales of our magnetic products declined by $23.0 million from 2019 due to lower demand from a large OEM networking customer.  While orders received for our magnetic products in 2020 were down by $4.8 million from 2019 levels, we saw our first indication of recovery in the fourth quarter of 2020, with an increase in bookings of $8.0 million compared to the fourth quarter of 2019.  The gross margin improvement in 2020 versus 2019 was largely the result of restructuring measures implemented in late 2019 and a shift in product mix within the Magnetic Solutions segment.  These benefits were partially offset by higher labor costs within this product group driven by the appreciation of the Renminbi versus the U.S. dollar in 2020 as compared to the exchange rates in place throughout 2019.

Power Solutions and Protection:

Sales of our Power Solutions products increased by $18.0 million during 2020 as compared to 2019.  The CUI business, which was acquired in December 2019, contributed incremental sales of $41.0 million in 2020 at a gross margin of 34.1%.  Our circuit protection sales increased by $2.7 million, or 21.0%, from 2019 primarily resulting from a rebound in demand from our catalog distributors.  Sales of our Bel Power Solutions products decreased by $19.8 million during 2020 as compared to 2019 and sales of our modules products were $3.5 million lower than 2019.  These declines were largely due to the elimination of certain low-margin power products.  The gross margin expansion in 2020 versus 2019 is primarily due to the inclusion of higher-margin CUI sales, elimination of low-margin products and cost savings that resulted from restructuring efforts implemented in the latter half of 2019.

Cost of Sales

Cost of sales as a percentage of net sales for the two years ended December 31, 2020 consisted of the following:

	Years Ended
	December 31,
	2020	2019
Material costs	43.3%	44.7%
Labor costs	9.9%	10.3%
Other expenses	20.7%	22.5%
Total cost of sales	73.9%	77.5%

Material costs as a percentage of sales decreased during 2020 compared to 2019 as the 2019 financials included the remaining sales of high-cost inventory on hand from 2018 when premiums were paid due to material shortages and long lead times.  The elimination of low-margin power products, which carried a high material content, also contributed to this reduction.

Labor costs as a percentage of sales declined in 2020 compared to 2019 as a more favorable exchange rate environment related to the Mexican Peso coupled with a reduction in labor-intensive production of Magnetic products offset the impacts from minimum wage rate increases in the PRC, Mexico and Slovakia that went into effect during 2020.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities and insurance).  In total, these other expenses decreased during 2020 by $13.0 million as compared to 2019, primarily due to a $6.1 million reduction in other overhead expenses as a result of our restructuring efforts over the past year.  Other factors contributing to the decline included lower support labor and fringe expense of $4.5 million, a reduction in utilities expense of $0.8 million and lower depreciation and amortization expense of $0.6 million.

Research and Development ("R&D")

R&D expenses were $23.6 million and $26.9 million for the years ended December 31, 2020 and 2019, respectively.  The reduction in R&D expenses during 2020 largely resulted from restructuring efforts during the year, including the closure of the Company's Power R&D facility in Switzerland in August 2020.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $78.7 million in 2020 as compared with $77.4 million in 2019.  The acquisition of CUI in December 2019 accounted for $7.0 million in incremental SG&A expense during 2020.  Excluding CUI, SG&A expense was $5.7 million lower compared to 2019.  Notable drivers included a reduction in travel expense of $2.1 million, lower selling-related costs (commissions, advertising and other costs) of $1.5 million, a reduction in legal and professional fees of $1.1 million (largely due to elimination of redundant ERP license and support fees), and $1.1 million of lower salaries and fringe benefits compared to 2019.

Restructuring Charges

The Company recorded $0.6 million of restructuring charges in 2020 related to cost savings measures implemented during the year, including the closure of its Switzerland and Germany facilities, and a portion of its warehouse space in Hong Kong, among other actions. The Company recorded restructuring charges of $2.6 million in 2019 in connection with the transition of its manufacturing operations from Inwood, New York to other existing Bel facilities, the closure of its office in Shanghai and indirect headcount reductions in Europe and Asia, largely related to its Power segment.

Interest Expense

The Company incurred interest expense of $4.7 million in 2020 and $5.4 million in 2019 primarily due to our outstanding borrowings under the Company's credit and security agreement.  The reduction in interest expense during 2020 related to lower interest rates on our outstanding balance during 2020, in addition to a lower debt balance throughout most of 2020 as compared to 2019.  See "Liquidity and Capital Resources" and Note 10 of the Notes to our Consolidated Financial Statements - "Debt," for further information on the Company's outstanding debt.

Other (Expense) Income, Net

Other (expense) income, net was expense of $1.8 million in 2020 compared to expense of $0.3 million in 2019.  This line item included a foreign exchange loss of $2.2 million in 2020 as compared to a foreign exchange gain of $0.1 million in 2019.  Another contributing factor was gains on the Company's SERP investments which amounted to $1.1 million in 2020 as compared to $2.1 million in 2019.  These gains in 2019 were offset by a $2.1 million loss on liquidation of foreign subsidiaries.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 9 to the Company's Consolidated Financial Statements, “Income Taxes” and the “Tax Reform” discussion below.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.

Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The Company has elected an accounting policy to provide for the tax expense related to the GILTI in the period the tax is incurred.  On July 20, 2020, the Department of the Treasury and the Internal Revenue Service issued a final regulation under Section 954A as enacted by the 2017 tax reform legislation.  These regulations relate to the treatment of income that is subject to a high rate of foreign tax under the GILTI income regimes.  The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis and contain modifications on the level at which the estimated tax rate test is applied.  The election can be made annually for tax years that begin after December 31, 2017.

The Company’s inclusion of approximately $6.8 million of GILTI income for the year ended December 31, 2019 was impacted by the final regulations enacted on July 20, 2020.  The Company reduced the GILTI inclusion for the year ended December 31, 2019 to $3.4 million.  As a result of the NOL carryforward created by the exclusion, the Company recognized a benefit associated with the final regulations of approximately $1.0 million in the year ended December 31, 2020. The Company included $12.5 million of GILTI income for the year ended December 31, 2020. The GILTI income was offset by the Company’s U.S. losses and credits which resulted in no additional U.S. tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the year ended December 31, 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and resulted in a net operating loss (“NOL”) for the year ended December 31, 2019.  The Company carried back the NOL to the tax year ended December 31, 2015 and has reflected this impact in the tax provision for the year ended December 31, 2020.  Due to the foregoing, and as a result of the difference in corporate tax rates in the NOL carryback period, the Company recognized a benefit associated with the enactment of the CARES Act of approximately $0.1 million for the year ended December 31, 2020.

2020 as Compared to 2019

The (benefit) provision for income taxes for the years ended December 31, 2020 and 2019 was $(0.7) million and $1.4 million, respectively.  The Company’s earnings before income taxes for the year ended December 31, 2020 were approximately $19.4 million higher than the same period in 2019, primarily attributable to a increase in income in the Asia and North America regions, offset by a decrease in the Europe region.  The Company’s effective tax rate was (5.4%) and (19.7%) for the years ended December 31, 2020 and 2019, respectively. The change in the effective tax rate during the year ended December 31, 2020 as compared to the same period in 2019 is primarily attributable to tax benefits relating to the federal tax law changes regarding the final regulations on GILTI high-tax exception and the reversal of uncertain tax positions resulting from the expiration of certain statutes of limitations. Additionally, the effective tax rate of 2019 was unfavorably impacted by the impairment of goodwill in North America.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company’s sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company is not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  As part of Macau’s commitment to comply with OECD standards, it abolished the existing offshore company (MOC) regime as of January 1, 2021. The existing law and the relevant regulations related to the offshore business will be abolished and the operating permit to carry on offshore business will be terminated on January 1, 2021. The Company has decided to continue this company’s operations and beginning January 1, 2021 will pay 12% tax on any profits from this operation.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2020. Applicable income and dividend withholding taxes have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2020.  Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese Renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Mexican Peso depreciated by approximately 11% in 2020 as compared to 2019.  There were no significant fluctuations in the average exchange rate of the Chinese Renminbi or the British Pound during 2020 as compared to 2019.   To the extent the Renminbi or Peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company's European entities, whose functional currencies are Euros, British pounds and Czech Korunas, enter into transactions which include sales that are denominated principally in euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange (losses) gains of ($2.2) million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, which were included in other income/expense, net on the consolidated statements of operations.  The currency exchange losses recorded in 2020 were primarily due to the unfavorable impact of the appreciation of the Chinese Renminbi and Euro against the U.S. dollar. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of $6.9 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

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

At December 31, 2020 and 2019, $57.5 million and $29.1 million, respectively (or 68% and 40%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During 2020, the Company repatriated $5.0 million of funds from outside of the U.S., with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

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

The Company was in compliance with its debt covenants as of December 31, 2020, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at December 31, 2020 was $63.0 million, of which we had the ability to borrow $56.6 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

At December 31, 2020, the Company had $116.8 million outstanding under its credit agreement.  Scheduled principal payments of the long-term debt outstanding are included in "Contractual Obligations" below and in Note 10, "Debt."

For information regarding further commitments under the Company's operating leases, see Note 17, "Commitments and Contingencies."

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business units on a three-phase approach through mid-2021.  Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which $1.8 million in implementation costs was incurred during 2019.  These costs are included in SG&A on the consolidated financial statements.  No implementation costs were incurred during the year ended December 31, 2020.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  We've achieved annual cost savings on ERP licensing fees of approximately $2.0 million within SG&A expense which were largely realized in 2019.  We anticipate completing the final phase of this project primarily with in-house resources by mid-2021. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Cash Flows

During the year ended December 31, 2020, the Company's cash and cash equivalents increased by $12.7 million.  This increase was primarily due to cash provided by operations of $46.1 million and proceeds from the sale of properties of $4.0 million, partially offset by repayments of long-term debt of $28.2 million, the purchase of property, plant and equipment of $5.5 million, and payments of $3.4 million for dividends. Cash provided by operations increased by $21.7 million in 2020 as compared to 2019, primarily due to improved net earnings coupled with lower year-end inventory levels and accounts receivable balances in 2020.

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

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.4% and 31.6% of the Company's total assets at December 31, 2020 and December 31, 2019, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.2 to 1 and 3.1 to 1 at December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2020, accounts receivable decreased $5.4 million primarily due to more timely collection of receivables which reduced our DSO by the end of 2020.  Days sales outstanding (DSO) decreased to 57 days at December 31, 2020 from 60 days at December 31, 2019.  Inventories decreased by $9.7 million from the December 31, 2019 level as raw material levels were lower in response to a decrease in customer demand for our products.  Inventory turns, excluding R&D, were 3.4 times per year at each of December 31, 2020 and December 31, 2019.

Contractual Obligations

The following table sets forth at December 31, 2020 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$116,836	$5,948	$110,888	$-	$-
Interest payments due on long-term debt(2)	4,708	2,510	2,198	-	-
Capital expenditure obligations	2,055	2,055	-	-	-
Operating leases(3)	16,109	7,575	7,076	1,143	315
Raw material purchase obligations	42,541	40,903	1,638	-	-
First quarter 2021 quarterly cash dividend declared	845	845	-	-	-

Total	$183,094	$59,836	$121,800	$1,143	$315

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)

Includes interest payments required under our CSA related to our term loans and revolver balance.  The interest rate in place under our Credit and Security Agreement on December 31, 2020 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2020.

At December 31, 2020, we had liabilities for unrecognized tax benefits and related interest and penalties of $28.5 million, most of which is included in other liabilities and the remaining balance of which is included in other current liabilities on our Consolidated Balance Sheet. At December 31, 2020, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," of the Notes to Consolidated Financial Statements for further discussion.

The Company is required to pay SERP obligations at the occurrence of certain events. As of December 31, 2020, $24.3 million is included in long-term liabilities as an unfunded pension obligation on the Company's consolidated balance sheet.  Included in other assets at December 31, 2020 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $15.4 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

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

Inventory

The Company makes purchasing and manufacturing decisions principally based upon firm sales orders from customers, projected customer requirements and the availability and pricing of raw materials. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include miscalculating customer requirements, technology changes which render certain raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders, stock rotation with distributors and termination of distribution agreements. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. When such inventory is subsequently used in the manufacturing process, the lower adjusted cost of the material is charged to cost of sales and the improved gross profit is recognized at the time the completed product is shipped and the sale is recorded.  As of December 31, 2020 and 2019, the Company had reserves for excess or obsolete inventory of $9.9 million and $9.1 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test, for our annual goodwill impairment tests in the fourth quarter of 2020 and 2019, we performed quantitative tests for all of our reporting units that have goodwill allocated.

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

The Company conducted its annual goodwill impairment test as of October 1, 2020, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2020 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2020.

We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company annually tests indefinite-lived intangible assets for impairment on October 1, using a fair value approach, the relief-from-royalty method (a form of the income approach).  The Company conducted its annual impairment tests as of October 1, 2020 and 2019, and no impairment was identified at either testing date.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2020 and that no impairment existed as of that date. At December 31, 2020, the Company's indefinite-lived intangible assets related solely to trademarks.

Long-Lived Assets and Other Intangible Assets

The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the years ended December 31, 2020 or 2019.

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

During the year ended December 31, 2020, the Company had one direct customer with sales in excess of 10% of Bel's consolidated revenue.  Management believes that the loss of this individual customer could have a material adverse effect on our consolidated financial position and results of operations.  During the year ended December 31, 2020, the Company had sales of $55.2 million to this customer, Hon Hai/Foxconn Technology Group, representing 11.9% of Bel's consolidated revenue.  Sales to this customer are primarily in the Company's Magnetic Solutions operating segment.

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

To the Stockholders and Board of Directors of Bel Fuse Inc.
Jersey City, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Cinch Connectivity Solutions Europe (“CCS”), Power Solutions & Protection Europe (“PSP”), and CUI Power (“CUI”) Reporting Units – Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from income and market approaches, which requires management to make significant estimates and assumptions related to the weighted-average cost of capital (“WACC”), long-term growth rates, forecasts of future revenues and profitability measures, and valuation multiples. Changes in these assumptions could have a significant impact on the fair value. The Company performed their annual impairment assessment of its CCS, PSP and CUI reporting units as of October 1, 2020.  CCS and PSP’s operations are sensitive to changes in the European economy, while CUI’s operations are sensitive to changes in the North America economy.

The goodwill balance was $24.0 million as of December 31, 2020, of which $7.9 million was related to CCS, $5.2 million was related to PSP, and $10.9 million relating to CUI. The Company determined that the fair value of these reporting units exceeded their carrying value.

Given the significant judgments made by management to estimate the fair value of its reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to WACCs, long-term growth rates, forecasts of future revenues and profitability measures, and valuation multiples, specifically due to the sensitivity of the Company’s operations to changes in the global economy, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to WACCs, long-term growth rates, forecasts of future revenue and profitability measures, and valuation multiples to determine the fair value of the Company’s CCS, PSP and CUI reporting units included the following, among others:

•     We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of CCS, PSP and CUI, such as controls related to management’s selection of the WACCs, long-term growth rates, forecasts of future revenues and profitability measures, selection of guideline public companies, valuation multiples, and application of company specific risk premiums.

•     We evaluated management’s ability to accurately forecast future revenues and profitability measures by comparing actual results to management’s historical forecasts.

•     We evaluated the reasonableness of management’s revenue and profitability forecasts by comparing the forecasts to (1) internal communications to management and the Board of Directors and (2) forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•     With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) selected WACCs, (3) long-term growth rates and (4) market related assumptions including guideline public companies and valuation multiples by testing the source information underlying the determination of the WACCs, long-term growth rates and market related assumptions and the mathematical accuracy of the calculation.

Indefinite-Lived Intangible Assets – Cinch, Connectivity Solutions and CUI Trademarks — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of indefinite-lived intangible assets for impairment involves the comparison of the fair value of each indefinite-lived intangible asset to its carrying value. The Company estimates the fair value of its trademark intangible assets using the relief-from-royalty approach, which requires management to make significant estimates and assumptions related to the WACCs, royalty rates, and long-term growth rates.  Changes in these assumptions could have a significant impact on the fair value.  The Company performed their annual impairment assessment of its trademarks as of October 1, 2020.

The trademark intangible asset balance as of December 31, 2020 was $17.0 million, of which the Cinch Connectivity Solutions trademark was $10.4 million, and the CUI trademark intangible asset was $5 million. The Company determined that the fair value of these trademarks exceeded their carrying value.

Given the fair value determination of trademark intangibles requires management to make significant estimates and assumptions related to WACCs, royalty rates, and long-term growth rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the WACCs, royalty rates, and long-term growth rates for the trademark intangibles included the following, among others:

• We tested the effectiveness of controls over the valuation of trademark intangible assets, including management’s controls over forecasts of projected revenue, and selection of WACCs, royalty rates, long-term growth rates and other valuation assumptions.

• We assessed the reasonableness of management’s forecasts of future revenues by comparing the projections to historical results and certain peer companies.

• With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) selected WACCs, (3) royalty rates, and (4) long-term growth rates by testing the source information underlying the determination of the WACCs, royalty rates and long-term growth rates and testing the mathematical accuracy of the calculation.

• We evaluated whether the estimated projected revenues and long-term growth rates were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2021

We have served as the Company's auditor since 1983.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$84,939	$72,289
Accounts receivable, net of allowance for doubtful accounts of $1,036 and $1,171, at December 31, 2020 and 2019, respectively	71,372	76,092
Inventories	100,133	107,276
Unbilled receivables	14,135	16,318
Other current assets	9,637	11,206
Total current assets	280,216	283,181

Property, plant and equipment, net	34,501	41,943
Right-of-use assets	14,217	18,504
Intangible assets, net	65,789	72,364
Goodwill	23,966	21,993
Deferred income taxes	5,705	3,731
Other assets	29,472	27,201
Total assets	$453,866	$468,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,774	$44,169
Accrued expenses	28,476	26,918
Current maturities of long-term debt	5,286	5,489
Operating lease liability, current	6,591	7,377
Other current liabilities	7,409	6,265
Total current liabilities	87,536	90,218

Long-term liabilities:
Long-term debt	110,294	138,215
Operating lease liability, long-term	8,064	11,751
Liability for uncertain tax positions	26,089	26,901
Minimum pension obligation and unfunded pension liability	24,620	21,545
Deferred income taxes	1,030	1,726
Other long-term liabilities	10,434	10,510
Total liabilities	268,067	300,866

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,208,602 and 10,127,602 shares outstanding at December 31, 2020 and December 31, 2019, respectively (net of 3,218,307 treasury shares)	1,021	1,013
Additional paid-in capital	36,136	33,826
Retained earnings	166,491	157,063
Accumulated other comprehensive loss	(18,063)	(24,065)
Total stockholders' equity	185,799	168,051
Total liabilities and stockholders' equity	$453,866	$468,917

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019

Net sales	$465,771	$492,412
Cost of sales	346,041	382,439
Gross profit	119,730	109,973

Research and development costs	23,611	26,925
Selling, general and administrative expenses	78,704	77,416
Impairment of Goodwill	-	8,891
Restructuring charges	601	2,593
Gain on sale of property	(1,853)	(4,257)
Income (loss) from operations	18,667	(1,595)

Interest expense	(4,746)	(5,448)
Other expense, net	(1,785)	(259)
Earnings (loss) before (benefit) provision for income taxes	12,136	(7,302)

(Benefit) provision for income taxes	(659)	1,441
Net earnings (loss) available to common shareholders	$12,795	$(8,743)

Net earnings (loss) per common share:
Class A common shares - basic and diluted	$0.97	$(0.71)
Class B common shares - basic and diluted	$1.05	$(0.71)

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,145	2,167
Class B common shares - basic and diluted	10,185	10,117

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2020	2019

Net earnings (loss)	$12,795	$(8,743)

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $8 and $9	6,890	2,603
Unrealized holding losses on marketable securities arising during the period, net of taxes of $7 and $0	7	-
Change in unfunded SERP liability, net of taxes of $738 and ($422)	(895)	(1,367)
Other comprehensive income:	6,002	1,236

Comprehensive income (loss)	$18,797	$(7,507)

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2018	$176,470	$168,695	$(24,838)	$217	$1,009	$31,387
Net loss	(8,743)	(8,743)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(518)	(518)	-	-	-	-
Class B Common Stock, $0.28/share	(2,834)	(2,834)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	7	(7)
Repurchase of Class A common stock	(448)	-	-	(3)	-	(445)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of $9	2,603	-	2,603	-	-	-
Stock-based compensation expense	2,888	-	-	-	-	2,888
Change in unfunded SERP liability, net of taxes of ($422)	(1,367)	-	(1,367)	-	-	-
Effect of adoption of ASU 2018-02 (Topic 220)	-	463	(463)	-	-	-
Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826

Net earnings	12,795	12,795	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(515)	(515)	-	-	-	-
Class B Common Stock, $0.28/share	(2,852)	(2,852)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	11	(11)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of $8	6,890	-	6,890	-	-	-
Unrealized holding losses on marketable securities arising during the year, net of taxes of $7	7	-	7	-	-	-
Stock-based compensation expense	2,318	-	-	-	-	2,318
Change in unfunded SERP liability, net of taxes of $738	(895)	-	(895)	-	-	-
Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net earnings (loss)	$12,795	$(8,743)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill	-	8,891
Depreciation and amortization	16,423	16,471
Stock-based compensation	2,318	2,888
Amortization of deferred financing costs	654	466
Deferred income taxes	(1,743)	(2,172)
Unrealized losses (gains) on foreign currency revaluation	2,168	(110)
Gain on sale of property, plant and equipment	(1,694)	(4,194)
Other, net	1,259	1,522
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	5,397	19,298
Unbilled receivables	2,183	(519)
Inventories	9,690	17,087
Other current assets	4,468	(2,292)
Other assets	(1,587)	(1,392)
Accounts payable	(6,044)	(15,105)
Accrued expenses	1,021	(5,875)
Other liabilities	(1,460)	8,178
Income taxes payable	260	(9,949)
Net cash provided by operating activities	46,108	24,450

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,476)	(9,891)
Payment for acquisition, net of cash acquired	-	(29,003)
Proceeds from disposal/sale of property, plant and equipment	3,961	5,807
Net cash used in investing activities	(1,515)	(33,087)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2020	2019

Cash flows from financing activities:
Dividends paid to common shareholders	(3,363)	(3,352)
Deferred financing costs	(600)	-
Borrowings under revolving credit line	-	44,000
Repayments under revolving credit line	(20,000)	(12,000)
Repayments of long-term debt	(8,179)	(2,974)
Purchase and retirement of Class A common stock	-	(448)
Net cash (used in) provided by financing activities	(32,142)	25,226
Effect of exchange rate changes on cash	199	1,789

Net increase in cash and cash equivalents	12,650	18,378

Cash and cash equivalents - beginning of year	72,289	53,911

Cash and cash equivalents - end of year	$84,939	$72,289

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$2,649	$4,686
Interest payments	$4,131	$4,850

Details of acquisition:
Fair value of identifiable net assets acquired	$-	$18,909
Goodwill	-	10,287
Fair value of net assets acquired	$-	$29,196

Fair value of consideration transferred	$-	$29,196
Less: Cash acquired in acquisition		(193)
Cash paid for acquisition, net of cash acquired	$-	$29,003

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED December 31, 2020 and 2019

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

Reclassifications - During the fourth quarter of 2020, the Company changed its financial statement presentation related to gain/loss on its SERP investments.  These gains/losses were previously included within cost of sales and selling, general and administrative expense.  Gains on SERP investments in the amount of $1.1 million and $2.1 million have been reclassified from cost of sales and selling, general and administrative expense to other (expense) income, net on the accompanying statements of operations for the years ended December 31, 2020 and 2019, respectively.

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

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange (losses) gains of ($2.2) million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, which were included in other (expense) income, net on the consolidated statements of operations.

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

Revenue Recognition – Revenue is recognized when a customer obtains control of promised goods or services.  The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 14.5% and 15.4% at December 31, 2020 and 2019, respectively, of our consolidated total assets.

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

Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 1 to 33 years for buildings and leasehold improvements, and from 2 to 15 years for machinery and equipment.

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

Earnings (Loss) per Share – We utilize the two-class method to report our earnings (loss) per share.  The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings (losses).  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings (loss) per share.  In computing earnings (loss) per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings (losses) have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share, for each class of common stock, are computed by dividing net earnings (loss) by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended  December 31, 2020 and 2019 which would have had a dilutive effect on earnings (loss) per share.

The earnings (loss) and weighted average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows:

	Years Ended December 31,
	2020	2019
Numerator:
Net earnings (loss)	$12,795	$(8,743)
Less dividends declared:
Class A	515	518
Class B	2,852	2,834
Undistributed earnings (loss)	$9,428	$(12,095)

Undistributed earnings (loss) allocation:
Class A undistributed earnings (loss)	$1,574	$(2,049)
Class B undistributed earnings (loss)	7,854	(10,046)
Total undistributed earnings (loss)	$9,428	$(12,095)

Net earnings (loss) allocation:
Class A net earnings (loss)	$2,089	$(1,531)
Class B net earnings (loss)	10,706	(7,212)
Net earnings (loss)	$12,795	$(8,743)

Denominator:
Weighted average shares outstanding:
Class A	2,145	2,167
Class B	10,185	10,117

Net earnings (loss) per share:
Class A	$0.97	$(0.71)
Class B	$1.05	$(0.71)

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2020 and 2019 amounted to $23.6 million and $26.9 million, respectively.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the updated provisions effective January 1, 2020.  The adoption did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), to provide a new comprehensive model for lease accounting.  Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.

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

Adoption of the new standard resulted in the recording of right-of-use assets in the amount of $20.7 million and lease liabilities related to our operating leases in the amount of $21.0 million on our consolidated balance sheet as of January 1, 2019.  The standard did not materially affect the Company’s consolidated net earnings or have any impact on cash flows.  See Note 16, "Leases", for Topic 842 disclosures in connection with the adoption of ASU 2016-02.

In February 2018, the FASB issued ASU 2018- 02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized.  This guidance was adopted by the Company effective January 1, 2019.  In accordance with this guidance, the Company reclassified $0.5 million of stranded tax effects from accumulated other comprehensive income to retained earnings within the equity section of the consolidated balance sheet as of January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2018, the FASB issued ASU 2018- 07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This guidance will better align the treatment of share-based payments to nonemployees with the requirements for such share-based payments granted to employees.  This guidance is effective for all public entities for fiscal years beginning after December 15, 2018, including interim periods within that year.  This guidance was adopted by the Company effective January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017- 04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017- 04”). ASU 2017- 04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company elected to early adopt ASU 2017- 04 effective July 1, 2019 and accounted for the goodwill impairment charge discussed in Note 4 under this guidance.

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

Agreement to Acquire EOS Power:

On November 25, 2020, the Company entered into a stock purchase agreement (the “Agreement”) with EOS Power Panama Inc. to acquire substantially all of the issued and outstanding shares of EOS Power India Private Ltd. ("EOS").  The Agreement provides for the assumption of certain liabilities and the purchase price is subject to closing working capital adjustments. Based in Mumbai, India, the EOS business had 2020 sales of approximately $12 million, and manufactures power products that are well known in the market and the distribution channels in which EOS operates.  The acquisition of EOS is expected to increase Bel's Power Solution presence in the industrial and medical markets. EOS has developed a strong line of high-power density and low-profile products with high convection ratings that support these same markets. Importantly, this acquisition will allow Bel to extend its manufacturing footprint outside of China through a turnkey operation that has an established local supply chain and onsite technical expertise for design and manufacturing.  The transaction is expected to close by the end of the first quarter of 2021.  The purchase price, estimated to be approximately $7.0 million (after working capital adjustments), is expected to be funded with cash on hand.

CUI Acquisition:

On December 3, 2019, the Company completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business, headquartered in Tualatin, Oregon, designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The acquisition of the CUI power business enhanced Bel's existing offering of power products, allowing us to better address more of our customers' power needs.  It also introduced an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.

The results of operations of the CUI power business have been included in the Company's consolidated financial statements for the period subsequent to its acquisition date.  During the years ended December 31, 2020 and December 31, 2019, the CUI power business contributed revenue of $43.1 million and $2.2 million, respectively, and operating income (loss) of $6.8 million and ($0.4) million, respectively, to the Company's consolidated financial results.  During each of the years ended  December 31, 2020 and December 31, 2019, the Company incurred $0.2 million in acquisition-related costs relating the CUI acquisition.  These costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

The accounting related to the acquisition of the CUI power business has been finalized. The following table depicts the Company’s acquisition date fair values of the combined consideration transferred and identifiable net assets acquired in this transaction:

		Measurement	Acquisition-Date
	Acquisition-Date	Period	Fair Values
	Fair Values	Adjustments	(As adjusted)
Total identifiable assets	$9,764	$15,412	$25,176
Total liabilities assumed	(6,855)	-	(6,855)
Net identifiable assets acquired	2,909	15,412	18,321
Goodwill	29,091	(18,216)	10,875
Net assets acquired	$32,000	$(2,804)	$29,196

Cash paid	32,000	(2,804)	29,196
Fair value of consideration transferred	$32,000	$(2,804)	$29,196

The identifiable assets acquired included $11.0 million assigned to customer relationships, which is being amortized over its estimated future life of 13 years utilizing the straight-line method, and $5.0 million assigned to the CUI tradename, which is concluded to have an indefinite life.  The goodwill noted above related to the CUI acquisition was allocated to the Company's Power Solutions and Protection operating segment at the time of acquisition.  The Company has determined that all of the goodwill and intangible assets associated with the CUI acquisition will be deductible for tax purposes.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of CUI for the periods presented as if the acquisition had occurred on January 1, 2019, along with certain pro forma adjustments.  These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, interest expense related to the financing of the business combination, and related tax effects.  The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed date, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

Year Ended
December 31,
2019
Revenue	$522,128
Net loss	(7,715)
Loss per Class A common share - basic and diluted	(0.63)
Loss per Class B common share - basic and diluted	(0.63)

3.	REVENUE

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

In our Power Solutions and Protection group, we provide AC/DC and DC/DC power conversion devices and circuit protection products.  Applications range from board-mount power to system-level architectures for servers, storage, networking, industrial and transportation.

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

•

Customer-Designated Hub Arrangements:  These customers operate under a type of concession agreement whereby the Company ships goods to a warehouse or hub, where they will be pulled by the customer at a later date.  The terms specified in the customer-designated hub contracts specify that the Company will not invoice the customer for product until it is pulled from the warehouse or hub.  Once product arrives at the hub, it is generally not returned to Bel unless there is a warranty issue (see "Warranties" section below).  Similar to the contracts described above, each product on each purchase order is considered an individual performance obligation.  Under ASC 606, it was determined that the majority of these hubs are customer-controlled, and therefore control transfers to the customer upon either delivery from Bel's warehouse, or arrival at the customer-controlled hub, depending upon the applicable shipping terms.  Revenue is therefore recognized as control of the product is transferred to the customer (for customer-controlled hubs, this is at the time product is shipped to the hub).  The accompanying consolidated balance sheet reflects a corresponding unbilled receivable balance, as we do not have the right to invoice the customer until product is pulled from the hub.

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

Significant Payment Terms

Contracts with customers indicate the general terms and conditions in which business will be conducted for a set period of time.  Individual purchase orders state the description, quantity and price of each product purchased.  Payment for products sold under direct contracts with customers or contracts with distributors is typically due in full within 30-90 days from the transfer of title to customer.  Payment for products sold under our customer-designated hub arrangements is typically due within 60 days of the customer pulling the product from the hub.  Payment due related to our licensing agreements is generally within 30 days of receiving the licensee sales data, which is either on a quarterly or annual basis.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2020
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$112,663	$123,014	$29,999	$265,676
Europe	30,017	34,447	6,328	70,792
Asia	8,051	24,027	97,225	129,303
	$150,731	$181,488	$133,552	$465,771

By Sales Channel:
Direct to customer	$95,853	$113,570	$108,727	$318,150
Through distribution	54,878	67,918	24,825	147,621
	$150,731	$181,488	$133,552	$465,771

	Year Ended December 31, 2019
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$128,096	$93,540	$34,408	$256,044
Europe	33,099	41,016	7,507	81,622
Asia	11,153	28,972	114,621	154,746
	$172,348	$163,528	$156,536	$492,412

By Sales Channel:
Direct to customer	$113,115	$110,587	$132,911	$356,613
Through distribution	59,233	52,941	23,625	135,799
	$172,348	$163,528	$156,536	$492,412

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

The balances of the Company's contract assets and contract liabilities at  December 31, 2020 and December 31, 2019 are as follows:

	December 31,	December 31,
	2020	2019

Contract assets - current (unbilled receivable)	$14,135	$16,318
Contract liabilities - current (deferred revenue)	$2,077	$653

The change in balance of our unbilled receivables from December 31, 2019 to  December 31, 2020 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

A tabular presentation of the activity within the deferred revenue account for the year ended  December 31, 2020 is presented below:

Year Ended
December 31, 2020
Balance, January 1	$653
New advance payments received	7,798
Recognized as revenue during period	(6,380)
Currency translation	6
Balance, December 31	$2,077

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of  December 31, 2020 related to contracts that exceed one year in duration amounted to $8.6 million, with expected contract expiration dates that range from 2022 - 2025. It is expected that 63% of this aggregate amount will be recognized in 2022, 6% will be recognized in 2023 and the remainder will be recognized in years beyond 2023.  The majority of the Company's total backlog of orders at  December 31, 2020 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.  At December 31, 2020 and 2019, the Company's reportable operating segments were as follows:

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

Prior to October 1, 2019, the Company operated under three reportable operating segments which were geographic in nature:  North America, Asia and Europe.  In connection with the transition in ERP systems, and resulting discussions around how management would like to view the results of the Company on a go-forward basis, management determined that viewing the Company by product group for purposes of managing the business and asset allocation decisions was most appropriate.  This change in management's view resulted in a reorganization of the Company's reportable operating segments effective October 1, 2019.  As of the October 1, 2019 segment reorganization date, the remaining goodwill under the former segment structure was reassigned to the new reporting units identified within the three product group reportable operating segments using a relative fair value allocation approach.

The changes in the carrying value of goodwill classified by our segment reporting structure for the years ended  December 31, 2020 and 2019 are as noted in the table below.

	Total	Cinch Connectivity Solutions	Power Solutions & Protection	Magnetic Solutions
Balance at January 1, 2020:
Goodwill, gross	$21,993	$7,179	$14,814	$-
Accumulated impairment charges	-	-	-	-
Goodwill, net	$21,993	$7,179	$14,814	$-

Goodwill allocation related to acquisition	588	-	588	-
Foreign currency translation	1,385	676	709	-

Balance at December 31, 2020:
Goodwill, gross	$23,966	$7,855	$16,111	$-
Goodwill, net	$23,966	$7,855	$16,111	$-

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

2020 Annual Impairment Test

On October 1, 2020, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units (the only reporting units with goodwill) exceeded the carrying value and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2020 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Connectivity Europe	51.1%
Power Europe	21.0%
CUI	38.6%

2019 Impairment Tests

As weakened market conditions from earlier in 2019 continued into the third quarter without a visible rebound in incoming orders, the Company’s actual revenue and margin levels in 2019 were significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2018), and were not projected to rebound to those levels in 2019.  The Company determined that current business conditions, and the resulting decrease in the Company’s projected undiscounted and discounted cash flows, together with the accompanying stock price decline, constituted a triggering event, which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the third quarter of 2019.  This resulted in a full impairment of the Company's then North America operating segment, and the Company recorded a resulting goodwill impairment charge of $8.9 million in the third quarter of 2019.  No impairment existed as of the July 31, 2019 interim test date related to the Company's then Europe operating segment.  As of the interim test date, the estimated fair value of the Company's then Europe operating segment exceeded its carrying value by 17.3%.

On October 1, 2019, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's then Europe reporting unit (the only remaining reporting unit with goodwill) exceeded the carrying value and that there was no indication of impairment.  As described above, the Company reorganized its segment structure effective October 1, 2019.  In connection with the segment reorganization, the Company also completed step one of our annual goodwill impairment test for our new reporting units.  We concluded that the fair value each of the Company's reporting units exceeded the respective carrying values and that there was no indication of impairment on that date.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2020 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2020, the Company's indefinite-lived intangible assets related to the trademarks acquired in the CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$39,056	$25,160	$13,896	$38,885	$21,757	$17,128
Customer relationships	56,261	21,280	34,981	55,656	17,231	38,425
Non-compete agreements	2,716	2,717	(1)	2,701	2,701	-
Trademarks	16,953	40	16,913	16,852	40	16,812

	$114,986	$49,197	$65,789	$114,094	$41,729	$72,365

Amortization expense was $7.1 million and $6.4 million in 2020 and 2019, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2021	$6,972
2022	5,673
2023	4,523
2024	4,461
2025	4,445

2020 and 2019 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2020 and October 1, 2019, noting no impairment.  During the third quarter of 2019, due to weakened market conditions discussed above, the Company completed an interim impairment test related to its indefinite-lived intangible assets as of July 31, 2019, noting no impairment. Management has concluded that the fair value of these trademarks exceeded the related carrying values at both  December 31, 2020 and December 31, 2019, with no indication of impairment at either date.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2020 and December 31, 2019, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.7 million at December 31, 2020 and $1.1 million at December 31, 2019.  During the second quarter of 2020, the Company entered into foreign exchange forward contracts, the fair value of which was less than $0.1 million at December 31, 2020.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2020 or 2019.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2020.

There were no financial assets accounted for at fair value on a nonrecurring basis as of December 31, 2020 or December 31, 2019.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2020 and 2019, the estimated fair value of total debt was $118.4 million and $146.4 million, respectively, compared to a carrying amount of $115.6 million and $143.7 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2020.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As weakened market conditions from earlier in 2019 continued into the third quarter without a visible rebound in incoming orders, the Company’s actual revenue and margin levels in 2019 were significantly lower than the financial projections utilized in the annual goodwill impairment analysis (performed as of October 1, 2018), and were not projected to rebound to those levels in 2019.  The Company determined that current business conditions, and the resulting decrease in the Company’s projected undiscounted and discounted cash flows, together with the accompanying stock price decline, constituted a triggering event, which required the Company to perform interim impairment tests related to its long-lived assets, indefinite-lived intangible assets and goodwill during the third quarter of 2019.  The Company’s interim test on its long-lived assets and indefinite-lived intangible assets indicated that the carrying value of these assets were recoverable and that no impairment existed as of the July 31, 2019 testing date.

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

The July 31, 2019 interim impairment test related to the Company's goodwill was performed by reporting unit (North America and Europe).  The valuation test, which heavily weights future discounted cash flow projections, indicated impairment of the goodwill associated with the Company’s then North America reporting unit.  As a result, the Company recorded a non-cash goodwill impairment charge of $8.9 million ($8.5 million after-tax) during the third quarter of 2019. The Company’s goodwill associated with its then North America reporting unit originated from several of Bel’s prior acquisitions, primarily Power Solutions and Connectivity Solutions.  The remaining goodwill as of September 30, 2019 had a carrying value of $10.8 million related solely to the Company's then Europe reporting unit.  Effective October 1, 2019, in connection with a change in how management views the business as a result of our ongoing transition in ERP systems and the recent acquisition of CUI, the Company reorganized its segment reporting structure.  The Company's new reportable operating segments are Cinch Connectivity Solutions, Power Solutions and Protection, and Magnetic Solutions.  At our October 1, 2019 annual goodwill impairment test date, an analysis was performed on both the former segments and the new segments to ensure no impairment existed under either structure as of the reorganization date. See Note 4, "Goodwill and Other Intangible Assets".

6.	OTHER ASSETS

At December 31, 2020 and 2019, the Company has obligations of $24.3 million and $21.5 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2020 and 2019, these assets had a combined value of $15.4 million and $14.7 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $14.7 million and $13.7 million at December 31, 2020 and 2019, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income to account for the increase in cash surrender value in the amount of $1.4 million and $2.4 million during the years ended December 31, 2020 and 2019, respectively.  Prior to the fourth quarter of 2020, these fluctuations in the cash surrender value were allocated between cost of sales and selling, general and administrative expenses on the consolidated statements of operations.  Beginning in the fourth quarter of 2020, these fluctuations have been reclassified to other income (expense), net on the consolidated statements of operations for all periods presented.  This revised classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2020 and 2019, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.7 million and $1.1 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2020 and 2019, the fair market value of these investments was $0.7 million and $1.1 million, respectively.

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2020	2019
Raw materials	$40,846	$47,936
Work in progress	25,916	27,065
Finished goods	33,371	32,275
Inventories	$100,133	$107,276

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2020	2019
Land	$1,115	$1,431
Buildings and improvements	19,917	29,722
Machinery and equipment	124,114	132,134
Construction in progress	1,603	5,090
	146,749	168,377
Accumulated depreciation	(112,248)	(126,434)
Property, plant and equipment, net	$34,501	$41,943

Depreciation expense for the years ended  December 31, 2020 and 2019 was $9.3 million and $10.0 million, respectively.

9.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2017 and for state examinations before 2014.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2010 in Asia and generally 2012 in Europe.

At December 31, 2020 and 2019, the Company has approximately $28.5 million and $29.1 million, respectively, of liabilities for uncertain tax positions ($2.4 million and $2.2 million, respectively, is included in other current liabilities on the consolidated balance sheets and $26.1 million and $26.9 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of December 31, 2020, approximately $2.4 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2020	2019
Liability for uncertain tax positions - January 1	$29,061	$28,951
Additions based on tax positions related to the current year	764	1,738
Translation adjustment	887	(211)
Settlement/expiration of statutes of limitations	(2,196)	(1,417)
Liability for uncertain tax positions - December 31	$28,516	$29,061

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2020 and 2019, the Company recognized $0.8 million and $0.7 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2020 and 2019, the Company recognized a benefit of $0.5 million and $0.7 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $5.2 million and $4.9 million accrued for the payment of interest and penalties at December 31, 2020 and 2019, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company’s total earnings (loss) before provision for income taxes included losses from domestic operations of ($6.0) million and ($17.1) million for 2020 and 2019, respectively, and earnings before provision for income taxes from foreign operations of $18.1 million and $9.8 million for 2020 and 2019, respectively.

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2020	2019
Current:
Federal	$(1,555)	$(215)
State	168	141
Foreign	2,472	3,687
	1,085	3,613
Deferred:
Federal	(1,412)	(2,222)
State	(151)	(135)
Foreign	(181)	185
	(1,744)	(2,172)

	$(659)	$1,441

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2020		2019
	$	%	$	%
Tax provision (benefit) computed at the federal statutory rate	$2,549	21%	$(1,534)	21%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	311	3%	2,978	(41%)

(Reversal of) increase in liability for uncertain tax positions - net	(1,432)	(12%)	320	(4%)

Impact of U.S. Tax Reform	(1,129)	(9%)	-	0%

Research and experimentation and foreign tax credits	(245)	(2%)	(907)	12%

State taxes, net of federal benefit	4	0%	(54)	1%

SERP/COLI and restricted stock income	(234)	(2%)	(547)	7%

Impairment of goodwill	-	0%	1,522	(21%)

Other, net	(483)	(4%)	(337)	5%
Tax (benefit) provision computed at the Company's effective tax rate	$(659)	(5%)	$1,441	(20%)

As of December 31, 2020, the Company has $22.9 million of deferred tax assets, which the Company evaluates for utilization on an annual basis. The Company has gross federal, state and foreign net operating losses (“NOL”) of $27.5 million which amount to $5.9 million of deferred tax assets.  In addition, the Company has $2.6 million of credit carryforwards and acquired deferred tax assets of $0.6 million. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $6.3 million on these deferred tax assets. The federal and certain foreign NOL's can be carried forward indefinitely, the state and certain foreign NOL's expire at various times during 2025 – 2040 and the tax credit carryforwards expire at various times during 2028 - 2040.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2020. Applicable income and dividend withholding taxes of $0.2 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2020. Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Components of deferred income tax assets are as follows:

	December 31,
	2020	2019
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$757	$1,046
Unfunded pension liability	1,840	1,102
Reserves and accruals	3,181	2,721
Federal, state and foreign net operating loss and credit carryforwards	7,744	8,042
Depreciation	604	686
Amortization	142	698
Lease accounting	3,217	3,961
Other accruals	5,452	5,079
Total deferred tax assets	22,937	23,335
Deferred tax liabilities:
Depreciation	1,992	1,901
Amortization	6,541	6,973
Lease accounting	3,110	3,871
Other accruals	330	370
Total deferred tax liabilities	11,973	13,115
Valuation allowance	6,289	8,216
Net deferred tax assets	$4,675	$2,004

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2020 and 2019, borrowings outstanding related to the respective term loans described below were $104.8 million and $113.0 million, respectively, with $12.0 million and $32.0 borrowings outstanding under the revolver, respectively. The unused credit available under the applicable credit facility was $63.0 million at  December 31, 2020 and $43.0 million at December 31, 2019.  At  December 31, 2020 and 2019 the carrying value of the debt on the consolidated balance sheets is reflected net of $1.3 million and $1.3 million, respectively, of deferred financing costs.

The interest rate in effect at  December 31, 2020 was 2.19%, which consisted of LIBOR of 0.19% plus the Company's margin of 2.00%.  The interest rate in effect at  December 31, 2019 was 3.31%, which consisted of LIBOR of 1.81% plus the Company's margin of 1.50%.  In connection with its outstanding borrowings and amortization of the deferred financing costs described below, the Company incurred $4.7 million and $5.4 million of interest expense during the years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

Scheduled principal payments of the total debt outstanding at  December 31, 2020 are as follows (in thousands):

2021	$5,948
2022	110,887
Total long-term debt	116,835
Less: Current maturities of long-term debt	(5,948)
Noncurrent portion of long-term debt	$110,887

11.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2020	2019
Sales commissions	$2,574	$2,542
Subcontracting labor	758	990
Salaries, bonuses and related benefits	17,165	14,715
Warranty accrual	1,010	1,576
Other	6,969	7,095
	$28,476	$26,918

The change in warranty accrual during 2020 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during 2020.

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

	Year Ended December 31, 2020
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$150,731	$181,488	$133,552	$-	$465,771
Gross Profit	42,200	45,587	33,072	(1,129)	119,730
Gross Profit %	28.0%	25.1%	24.8%	nm	25.7%
Total Assets	137,333	180,939	92,538	43,056	453,866
Capital Expenditures	1,955	2,458	1,063	-	5,476
Depreciation and Amortization Expense	5,700	8,611	2,112		16,423

	Year Ended December 31, 2019
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$172,348	$163,528	$156,536	$-	$492,412
Gross Profit	44,417	32,846	34,350	(1,640)	109,973
Gross Profit %	25.8%	20.1%	21.9%	nm	22.3%
Total Assets	145,344	168,422	89,463	65,688	468,917
Capital Expenditures	2,934	4,570	2,387		9,891
Depreciation and Amortization Expense	6,021	7,858	2,592		16,471

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	Years Ended December 31,
	2020	2019
Net Sales by Geographic Location:

United States	$265,676	$256,044
Macao	129,303	154,745
United Kingdom	22,017	24,877
Slovakia	17,609	22,705
Germany	13,582	14,855
Switzerland	8,612	10,654
All other foreign countries	8,972	8,532
Consolidated net sales	$465,771	$492,412

Net Sales by Major Product Line:

Connectivity solutions	$150,731	$172,348
Magnetic solutions	133,552	156,536
Power solutions and protection	181,488	163,528
Consolidated net sales	$465,771	$492,412

The following is a summary of long-lived assets by geographic area as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Long-lived Assets by Geographic Location:

United States	$26,748	$27,377
People's Republic of China (PRC)	28,711	30,245
Slovakia	5,514	5,726
Switzerland	87	2,339
United Kingdom	1,715	2,053
All other foreign countries	1,148	1,123
Consolidated long-lived assets	$63,923	$68,863

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 32.6% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in 2020 and 2019.  The net sales associated with this customer were $55.2 million (11.9% of sales) in 2020 and $50.2 million (10.2% of sales) in 2019. Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment.

13.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended  December 31, 2020 and 2019 amounted to $1.1 million for each period. As of December 31, 2020, the plan owned 257,030 and 109,435 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended  December 31, 2020 and 2019 amounted to approximately $0.3 million in each year. As of December 31, 2020, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments under the  Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended  December 31, 2020 and 2019 amounted to $1.6 million and $1.5 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019

Service Cost	$600	$576
Interest Cost	636	739
Net amortization	343	192
Net periodic benefit cost	$1,579	$1,507

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

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Fair value of plan assets, January 1	$-	$-
Company contributions	446	430
Benefits paid	(446)	(430)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$21,541	$18,676
Service cost	600	576
Interest cost	636	739
Benefits paid	(446)	(430)
Plan amendments	-	-
Actuarial losses	1,977	1,980
Benefit obligation, December 31	$24,308	$21,541
Underfunded status, December 31	$(24,308)	$(21,541)

The Company has recorded the 2020 and 2019 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $22.4 million as of  December 31, 2020 and $18.5 million as of December 31, 2019.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $15.4 million and $14.7 million at December 31, 2020 and 2019, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.5 million.  The Company expects to make contributions of $0.5 million to the SERP in 2021.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2021, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2021	$675
2022	919
2023	921
2024	959
2025	999
2026 - 2030	5,642

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2020	2019
Prior service cost	$586	$738
Net loss	1,773	1,965
	$2,359	$2,703

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2020	2019
Net periodic benefit cost:
Discount rate	3.00%	4.00%
Rate of compensation increase	2.50%	2.50%
Benefit obligation:
Discount rate	2.25%	3.00%
Rate of compensation increase	2.50%	2.50%

14.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock.  At December 31, 2020, 1.0 million shares remained available for future issuance under the 2020 Equity Compensation Plan.  The 2011 Equity Compensation Plan provided for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2020, no shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.3 million and $2.9 million for 2020 and 2019, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2020 and 2019.  At December 31, 2020 and 2019, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2020 and 2019, the Company issued 113,000 shares and 70,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2020 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (Years)

Outstanding at January 1, 2020	445,300	$23.96	3.4 years
Granted	113,000	8.24
Vested	(120,850)	24.10
Forfeited	(32,000)	20.52
Outstanding at December 31, 2020	405,450	$19.77	3.0 years

As of December 31, 2020, there was $5.1 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.4 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that the majority of its restricted stock awards will vest.

15.	COMMON STOCK

As of December 31, 2020, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2020, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2020, to the Company's knowledge, this shareholder owned 21.6% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2020 and 2019, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.4 million and $3.4 million in 2020 and 2019, respectively.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

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

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Year Ended
December 31, 2020
Amortization of ROU assets - finance leases	$205
Interest on lease liabilities - finance leases	65
Operating lease cost (cost resulting from lease payments)	8,113
Short-term lease cost	189
Variable lease cost (cost excluded from lease payments)	270
Sublease income	-
Total lease cost	$8,842

Supplemental cash flow information related to leases are as follows:

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,022
Operating cash flows from finance leases	65
Finance cash flows from finance leases	185
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,384
Finance leases	451

Supplemental balance sheet information related to leases was as follows:

December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$14,217
Operating lease liability, current	6,591
Operating lease liability, long-term	8,064
Total operating lease liabilities	$14,655

Finance Leases:
Property, plant and equipment, gross	$966
Accumulated depreciation	(391)
Property, plant and equipment, net	$575
Other current liabilities	$198
Other long-term liabilities	790
Total finance lease liabilities	$988

December 31, 2020
Weighted-Average Remaining Lease Term:
Operating leases (in years)	2.7
Finance leases (in years)	4.6

Weighted-Average Discount Rate:
Operating leases	6.0%
Finance leases	6.3%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our leases assets are located.

Maturities of lease liabilities were as follows as of December 31, 2020:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2021	$7,575	$280
2022	4,655	264
2023	2,421	264
2024	883	248
2025	260	78
Thereafter	315	80
Total undiscounted cash flows	16,109	1,214
Less imputed interest	(1,454)	(226)
Present value of lease liabilities	$14,655	$988

17.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $42.5 million and $42.5 million at  December 31, 2020 and December 31, 2019, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.1 million and $2.8 million at  December 31, 2020 and December 31, 2019, respectively.

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

In connection with the acquisition of Power Solutions, there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or "BPS China") for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court's ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at  December 31, 2020 and December 31, 2019.

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

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2020 and 2019 are summarized below:

	December 31,
	2020	2019

Foreign currency translation adjustment	$(13,142)	$(20,032)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at December 31, 2020 and $0 at December 31, 2020	19	12
Unfunded SERP liability, net of taxes of ($1,377) at December 31, 2020 and ($639) at December 31, 2020	(4,940)	(4,045)

Accumulated other comprehensive loss	$(18,063)	$(24,065)

Changes in accumulated other comprehensive (loss) income by component during the years ended  December 31, 2020 and 2019 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2019	$(22,635)	$12	$(2,215)		$(24,838)

Other comprehensive income (loss) before reclassifications	2,603	-	(1,492)		1,111
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	125	(a)	125
Effect of adoption of ASU 2018-02 (Topic 220)	-	-	(463)		(463)
Net current period other comprehensive income (loss)	2,603	-	(1,830)		773

Balance at December 31, 2019	(20,032)	12	(4,045)		(24,065)

Other comprehensive income (loss) before reclassifications	6,890	7	(933)		5,964
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	38	(a)	38
Net current period other comprehensive income (loss)	6,890	7	(895)		6,002

Balance at December 31, 2020	$(13,142)	$19	$(4,940)		$(18,063)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in other (expense) income, net on the accompanying consolidated statement of operations.

19.	SUBSEQUENT EVENTS

Acquisition of rms Connectors, Inc.

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors”), from rms Company Inc., a division of Cretex Companies, Inc., for $8.5 million in cash.  rms Connectors is a highly-regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  The transaction was funded with cash on hand.  The initial purchase price allocation related to this acquisition was not yet available at the time of filing this Annual Report on Form 10-K.

Sale of Hong Kong Property and Related Bank Consent

On January 15, 2021, the Company sold a property in Hong Kong for net cash proceeds of $6.7 million.  The net book value for this property is approximately $0.5 million, and a related gain on sale will be recorded in the first quarter of 2021.  When this asset sale is combined with the previously-announced dispositions of the Company's Signal manufacturing facility in Inwood, New York and its Power R&D facility in Switzerland, the aggregate amount of proceeds of asset sales during the term of the credit agreement exceeded the disposition basket provided pursuant to the credit agreement.  On February 3, 2021, the Company received a retroactive consent from its lenders to exclude the proceeds of the Hong Kong property sale from the calculation of the disposition basket outlined in the Credit Agreement.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2020, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2020, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of shareholders that is responsive to the information required with respect to this item.

The Registrant has adopted a code of ethics for all of its associates, including directors, executive officers and all other senior financial personnel.  The code of ethics, as amended from time to time, is available on the Registrant's website under Corporate Governance.  The Registrant will also make copies of its code of ethics available to investors upon request.  Any such request should be sent by mail to Bel Fuse Inc., 206 Van Vorst Street, Jersey City, NJ  07302 Attn: Farouq Tuweiq or should be made by telephone by calling Farouq Tuweiq at 201-432-0463.

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	1,000,000

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	1,000,000

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (Adopted March 27, 2020), are incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 2, 2020.

4.1*	Description of securities.

10.1†	2020 Equity Compensation Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

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
Dated: March 12, 2021

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 12, 2021
Daniel Bernstein

/s/ Peter Gilbert	Director	March 12, 2021
Peter Gilbert

/s/ John Tweedy	Director	March 12, 2021
John Tweedy

/s/ Mark Segall	Director	March 12, 2021
Mark Segall

/s/ Eric Nowling	Director	March 12, 2021
Eric Nowling

/s/ Vincent Vellucci	Director	March 12, 2021
Vincent Vellucci

/s/ Thomas E. Dooley	Director	March 12, 2021
Thomas E. Dooley

/s/ Rita V. Smith	Director	March 12, 2021
Rita V. Smith

/s/ Craig Brosious	Vice President of Finance and Secretary	March 12, 2021
Craig Brosious	(Principal Financial Officer and Principal Accounting Officer)