Form 10-Q
period 2021-03-31
BEL FUSE INC /NJ
filed 2021-05-10
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2021
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,197,602

BEL FUSE INC. AND SUBSIDIARIES

INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2020 Annual Report on Form 10-K and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2020 Annual Report on Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$74,040	$84,939
Accounts receivable, net of allowance for doubtful accounts of $819 and $1,036, respectively	74,070	71,372
Inventories	106,737	100,133
Unbilled receivables	12,868	14,135
Assets held for sale	1,635	-
Other current assets	10,010	9,637
Total current assets	279,360	280,216

Property, plant and equipment, net	37,865	34,501
Right-of-use assets	12,615	14,217
Intangible assets, net	64,319	65,789
Goodwill	26,623	23,966
Deferred income taxes	5,774	5,705
Other assets	29,868	29,472
Total assets	$456,424	$453,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,452	$39,774
Accrued expenses	29,176	28,476
Current portion of long-term debt	6,779	5,286
Operating lease liabilities, current	6,409	6,591
Other current liabilities	6,157	7,409
Total current liabilities	90,973	87,536

Long-term Liabilities:
Long-term debt	107,472	110,294
Operating lease liabilities, long-term	6,532	8,064
Liability for uncertain tax positions	28,737	26,089
Minimum pension obligation and unfunded pension liability	24,807	24,620
Deferred income taxes	1,144	1,030
Other liabilities	10,436	10,434
Total liabilities	270,101	268,067

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,200,602 and 10,208,602 shares outstanding at March 31, 2021 and December 31, 2020, respectively (net of 3,218,307 treasury shares)	1,020	1,021
Additional paid-in capital	36,737	36,136
Retained earnings	168,846	166,491
Accumulated other comprehensive loss	(20,494)	(18,063)
Total stockholders' equity	186,323	185,799
Total liabilities and stockholders' equity	$456,424	$453,866

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue, net	$110,643	$103,978
Cost of sales	86,384	78,220
Gross profit	24,259	25,758

Research and development costs	4,986	6,059
Selling, general and administrative expenses	20,995	20,690
Restructuring charges	-	128
Gain on sale of property	(6,175)	-
Income (loss) from operations	4,453	(1,119)

Interest expense	(801)	(1,351)
Other income (expense), net	546	(2,106)
Earnings (loss) before provision for (benefit from) income taxes	4,198	(4,576)

Provision for (benefit from) income taxes	999	(772)
Net earnings (loss) available to common stockholders	$3,199	$(3,804)

Net earnings (loss) per common share:
Class A common share - basic and diluted	$0.24	$(0.30)
Class B common share - basic and diluted	$0.26	$(0.31)

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,145	2,145
Class B common share - basic and diluted	10,203	10,123

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net earnings (loss) available to common stockholders	$3,199	$(3,804)

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $9 in the three months ended March 31, 2021 and ($27) in the three months ended March 31, 2020	(2,529)	(2,245)
Unrealized losses on marketable securities arising during the period, net of taxes of $0 in the three months ended March 31, 2021	(1)	-
Change in unfunded SERP liability, net of taxes of ($28) in the three months ended March 31, 2021 and ($20) in the three months ended March 31, 2020	99	66
Other comprehensive loss	(2,431)	(2,179)

Comprehensive income (loss)	$768	$(5,983)

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136
Net earnings	3,199	3,199	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-
Class B Common Stock, $0.07/share	(716)	(716)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $9	(2,529)	-	(2,529)	-	-	-
Unrealized holding losses on marketable securities	(1)		(1)
Stock-based compensation expense	600	-	-	-	-	600
Change in unfunded SERP liability, net of taxes of ($28)	99	-	99	-	-	-
Balance at March 31, 2021	$186,323	$168,846	$(20,494)	$214	$1,020	$36,737

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net loss	(3,804)	(3,804)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(709)	(709)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($27)	(2,245)	-	(2,245)	-	-	-
Stock-based compensation expense	603	-	-	-	-	603
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at March 31, 2020	$161,832	$152,420	$(26,244)	$214	$1,012	$34,430

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$3,199	$(3,804)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,145	4,126
Stock-based compensation	600	603
Amortization of deferred financing costs	165	149
Deferred income taxes	48	(1,322)
Net unrealized gains on foreign currency revaluation	(361)	(45)
Gain on sale of property	(6,175)	-
Other, net	(941)	(215)
Changes in operating assets and liabilities:
Accounts receivable, net	174	6,682
Unbilled receivables	1,267	2,721
Inventories	(1,293)	2,059
Accounts payable	804	(4,891)
Accrued expenses	(263)	(2,884)
Other operating assets/liabilities, net	397	4,879
Net cash provided by operating activities	1,766	8,058

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,203)	(1,832)
Payments for acquisitions, net of cash acquired	(14,759)	-
Proceeds from disposal/sale of property, plant and equipment	6,724	2
Net cash used in investing activities	(9,238)	(1,830)

Cash flows from financing activities:
Dividends paid to common stockholders	(815)	(806)
Deferred financing costs	-	(600)
Repayments of long-term debt	(1,487)	(8,179)
Net cash used in financing activities	(2,302)	(9,585)

Effect of exchange rate changes on cash and cash equivalents	(1,125)	(501)

Net decrease in cash and cash equivalents	(10,899)	(3,858)
Cash and cash equivalents - beginning of period	84,939	72,289
Cash and cash equivalents - end of period	$74,040	$68,431

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$578	$857
Interest payments	$627	$1,266

Details of acquisitions:
Fair value of identifiable net assets acquired	$17,312	$-
Goodwill	3,402	-
Fair value of net assets acquired	$20,714	$-

Fair value of consideration transferred	20,714	-
Less: Cash acquired in acquisitions	(4,677)	-
Less: Deferred consideration	(1,278)
Cash paid for acquisitions, net of cash acquired	$14,759	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There were no significant changes to these accounting policies during the three months ended March 31, 2021, except as discussed in “Recently Adopted Accounting Standards” below.

Reclassifications - During the fourth quarter of 2020, the Company changed its financial statement presentation related to gain/loss on its SERP investments.  These gains/losses were previously included within cost of sales and selling, general and administrative expense.  The loss on SERP investment in the amount of $2.0 million has been reclassified from cost of sales ($0.6 million) and selling, general and administrative expenses ($1.4 million), to other income (expense), net on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14").  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.  The Company adopted amendments in ASU 2018-14 on a retrospective basis effective January 1, 2021.  The adoption of this guidance will modify the Company's annual disclosures for its defined benefit plan, but did not have any impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. This guidance was adopted by the Company effective January 1, 2021 and did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022.  Management is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

2.	ACQUISITIONS

rms Connectors

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors”), from rms Company Inc., a division of Cretex Companies, Inc., for $8.5 million in cash plus a working capital adjustment.  rms Connectors is a highly-regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  The rms Connectors business is currently based in Coon Rapids, Minnesota, and will report into Bel's Connectivity Solutions group.  The transaction was funded with cash on hand.  Based upon the final working capital adjustment, $0.1 million is due from the seller in connection with this acquisition, as reflected in the table below.

EOS Power

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.0 million, net of cash acquired, plus a working capital adjustment.  EOS, located in Mumbai, India, had sales of $12.0 million for the year ended December 31, 2020.  EOS is expected to play a key role in Bel’s penetration of certain industrial and medical markets currently being served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products acquired and customers that Bel will gain, this acquisition will diversify Bel's manufacturing footprint in Asia.  The EOS business will report into Bel’s Power Solutions & Protection group.  The transaction was funded with cash on hand.  While the majority of the purchase price was paid in March 2021, $1.3 million was paid in April 2021 and is therefore noted as deferred consideration in the table below.  This amount is included in other short-term liabilities on the Company's condensed consolidated balance sheet as of March 31, 2021.

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's condensed consolidated results of operations for the three months ended March 31, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through March 31, 2021. During the three months ended March 31, 2021, the Company incurred $0.2 million of acquisition-related costs related to the 2021 Acquisitions.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

While the initial accounting related to the 2021 Acquisitions is not complete as of the filing date of this Form 10-Q, the following table depicts the Company's estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired in these transactions:

	Acquisition Date Fair Values
	rms	EOS	Total
Cash and cash equivalents	$-	$4,677	$4,677
Accounts receivable	1,283	1,805	3,088
Inventories	3,946	1,967	5,913
Other current assets	9	1,618	1,627
Property, plant and equipment	4,035	726	4,761
Other assets	-	76	76
Total identifiable assets	9,273	10,869	20,142

Accounts payable	(62)	(2,148)	(2,210)
Accrued expenses	(209)	(411)	(620)
Total liabilities assumed	(271)	(2,559)	(2,830)
Net identifiable assets acquired	9,002	8,310	17,312
Goodwill	-	3,402	3,402
Net assets acquired	$9,002	$11,712	$20,714

Cash paid	9,130	10,434	19,564
Deferred consideration due (from) to seller	(128)	1,278	1,150
Fair value of consideration transferred	$9,002	$11,712	$20,714

The Company has identified intangible assets, including but not limited to trademarks and customer lists, as well as tangible property including inventory and property, plant and equipment, which are currently in the process of being valued.  The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.

Based upon the preliminary purchase price allocation above, there is currently no goodwill associated with the rms acquisition.  Any goodwill recognized in connection with the EOS acquisition would be allocated to the Company's Power Solutions and Protection segment and would not be deductible for tax purposes.

The results of operations of the 2021 Acquired Companies have been included in the Company’s condensed consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three months ended March 31, 2021, rms Connectors contributed revenues of $2.1 million and estimated net earnings of $0.4 million to the Company since its acquisition date.  As EOS was acquired on March 31, 2021, this acquisition did not have any contribution to revenue or net earnings during the three months ended March 31, 2021.  The unaudited pro forma information below presents the combined operating results of the Company and the 2021 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the 2021 Acquisitions; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2021 Acquisitions had occurred as of January 1, 2020, nor is the pro forma data intended to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$113,665	$108,054
Net earnings (loss)	3,429	(3,920)
Earnings (loss) per Class A common share - basic and diluted	0.26	(0.31)
Earnings (loss) per Class B common share - basic and diluted	0.28	(0.32)

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2021
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$29,542	$29,777	$7,077	$66,396
Europe	6,747	9,959	1,248	17,954
Asia	1,767	3,905	20,621	26,293
	$38,056	$43,641	$28,946	$110,643

By Sales Channel:
Direct to customer	$23,637	$26,489	$24,335	$74,461
Through distribution	14,419	17,152	4,611	36,182
	$38,056	$43,641	$28,946	$110,643

	Three Months Ended March 31, 2020
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$29,703	$22,723	$7,107	$59,533
Europe	7,762	9,314	1,201	18,277
Asia	1,635	4,140	20,393	26,168
	$39,100	$36,177	$28,701	$103,978

By Sales Channel:
Direct to customer	$25,053	$21,577	$24,342	$70,972
Through distribution	14,047	14,600	4,359	33,006
	$39,100	$36,177	$28,701	$103,978

The balances of the Company’s contract assets and contract liabilities at  March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

Contract assets - current (unbilled receivables)	$12,868	$14,135
Contract liabilities - current (deferred revenue)	$2,294	$2,077

The change in balance of our unbilled receivables from December 31, 2020 to March 31, 2021 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2021 related to contracts that exceed one year in duration amounted to $11.5 million, with expected contract expiration dates that range from 2022 - 2025. It is expected that 70% of this aggregate amount will be recognized in 2022, 8% will be recognized in 2023 and the remainder will be recognized in years beyond 2023.

4.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

Numerator:
Net earnings (loss)	$3,199	$(3,804)
Less dividends declared:
Class A	128	130
Class B	716	709
Undistributed earnings (loss)	$2,355	$(4,643)

Undistributed earnings (loss) allocation - basic and diluted:
Class A undistributed earnings (loss)	$394	$(780)
Class B undistributed earnings (loss)	1,961	(3,863)
Total undistributed earnings (loss)	$2,355	$(4,643)

Net earnings (loss) allocation - basic and diluted:
Class A net earnings (loss)	$522	$(649)
Class B net earnings (loss)	2,677	(3,155)
Net earnings (loss)	$3,199	$(3,804)

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,145
Class B - basic and diluted	10,203	10,123

Net earnings (loss) per share:
Class A - basic and diluted	$0.24	$(0.30)
Class B - basic and diluted	$0.26	$(0.31)

5.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2021 and December 31, 2020, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1 inputs) and amounted to $0.6 million at March 31, 2021 and $0.7 million at December 31, 2020.  During the first quarter of 2021, the Company entered into foreign exchange forward contracts, the fair value of which was less than $0.1 million at March 31, 2021.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the three months ended March 31, 2021 or March 31, 2020.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2021 or March 31, 2020.

There were no financial assets accounted for at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At March 31, 2021 and December 31, 2020, the estimated fair value of total debt was $116.2 million and $118.4 million, respectively, compared to a carrying amount of $114.3 million and $115.6 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2021.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company considered the impacts of COVID-19 on Bel's business and on general economic conditions when making its assessment on whether a triggering event had occurred during the three months ended March 31, 2021.  Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2021 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2021	2020
Raw materials	$43,208	$40,846
Work in progress	29,866	25,916
Finished goods	33,663	33,371
Inventories	$106,737	$100,133

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Land	$1,107	$1,115
Buildings and improvements	20,744	19,917
Machinery and equipment	127,061	124,114
Construction in progress	2,071	1,603
	150,983	146,749
Accumulated depreciation	(113,118)	(112,248)
Property, plant and equipment, net	$37,865	$34,501

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2.4 million and $2.3 million, respectively.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At March 31, 2021, a total of $1.6 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet related to our corporate headquarters building in Jersey City, New Jersey.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Sales commissions	$2,528	$2,574
Subcontracting labor	1,622	758
Salaries, bonuses and related benefits	15,444	17,165
Warranty accrual	1,315	1,010
Other	8,267	6,969
	$29,176	$28,476

The change in warranty accrual during the three months ended March 31, 2021 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2021.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the three months ended March 31, 2021 are as follows:

		Three Months Ended
		March 31, 2021
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2020	Charges	Settlements	2021
Severance costs	$124	$-	$(124)	$-
Other restructuring costs	-	-	-	-
Total	$124	$-	$(124)	$-

9.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $103.3 million and $104.8 million at March 31, 2021 and December 31, 2020, respectively, and (ii) a $75 million revolving credit facility (“Revolver”), with $12.0 million in outstanding borrowings at each of  March 31, 2021 and  December 31, 2020.  The CSA has a maturity date of December 11, 2022.  At March 31, 2021 and December 31, 2020, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $1.1 million and $1.3 million, respectively, of deferred financing costs.

On February 3, 2021, the Company received a retroactive consent from its lenders to exclude the proceeds of the Hong Kong property sale from the calculation of the disposition basket outlined in the credit agreement.

The weighted-average interest rate in effect was 2.13% at March 31, 2021 and 2.19% at December 31, 2020 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $0.8 million and $1.4 million of interest expense during the three months ended March 31, 2021 and March 31, 2020, respectively.

The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

10.	INCOME TAXES

The Company's estimated taxable income in future periods is not on a legal entity basis and therefore income tax expense for the interim period is not measured using the annual effective tax rate ("AETR") method.  The Company is working on developing reliable estimates for future periods.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2017 and for state examinations before 2014.  Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2010 in Asia and generally 2012 in Europe.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2021.  The Company’s liabilities for uncertain tax positions totaled $28.7 million and $28.5 million at March 31, 2021 and December 31, 2020, respectively, of which $2.4 million is included in other current liabilities at December 31, 2020 and is expected to be resolved during 2021 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.2 million, respectively, in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $5.4 million and $5.2 million, respectively, accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended March 31, 2021 and 2020 amounted to $0.3 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2021, the plan owned 268,020 and 108,919 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2021 and 2020 amounted to $0.1 million in both periods. As of March 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2021	2020
Service cost	$169	$150
Interest cost	135	159
Net amortization	127	86
Net periodic benefit cost	$431	$395

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income (expense), net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2021	2020
Prior service cost	$555	$586
Net loss	1,678	1,773
	$2,233	$2,359

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2021 and December 31, 2020 are summarized below:

	March 31,	December 31,
	2021	2020

Foreign currency translation adjustment, net of taxes of ($759) at March 31, 2021 and ($750) at December 31, 2020	$(15,671)	$(13,142)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at March 31, 2021 and $0 at December 31, 2020	18	19
Unfunded SERP liability, net of taxes of ($1,349) at March 31, 2021 and ($1,377) at December 31, 2020	(4,841)	(4,940)

Accumulated other comprehensive loss	$(20,494)	$(18,063)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2021 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at December 31, 2020	$(13,142)	$19	$(4,940)		$(18,063)
Other comprehensive income (loss) before reclassifications	(2,529)	(1)	2		(2,528)
Amount reclassified from accumulated other comprehensive income (loss)	-	-	97	(a)	97
Net current period other comprehensive (loss) income	(2,529)	(1)	99		(2,431)

Balance at March 31, 2021	$(15,671)	$18	$(4,841)		$(20,494)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other income (expense), net on the accompanying condensed consolidated statement of operations.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

	Three Months Ended March 31, 2021
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$38,056	$43,641	$28,946	$-	$110,643
Gross Profit	9,773	10,782	3,961	(257)	24,259
Gross Profit %	25.7%	24.7%	13.7%	nm	21.9%

	Three Months Ended March 31, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$39,100	$36,177	$28,701	$-	$103,978
Gross Profit	11,194	8,798	6,076	(310)	25,758
Gross Profit %	28.6%	24.3%	21.2%	nm	24.8%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2020 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2020 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 constitute forward-looking statements.  All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

The Company operates through three product group segments, in addition to a Corporate segment.  In the three months ended March 31, 2021, 40% of the Company’s revenues were derived from Power Solutions and Protection, 34% from Cinch Connectivity Solutions and 26% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

During the first quarter of 2021, the Company continued to be focused on the safety and well-being of its associates around the world in light of COVID-19.  The majority of the products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to respond quickly in implementing our business continuity plans around the world.  Significant protective measures are in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff continues to work remotely to avoid a large number of associates being present in an office setting at any one time.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

During the first quarter of 2020, the Company incurred indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China, which were offset by $2.2 million of COVID-19 relief funding received from the Chinese government also during the first quarter of 2020.

All of our manufacturing sites are operating as of the filing date of this Quarterly Report.  Although the majority of our factories in North America, Europe and Asia are currently at 90+% of their normal workforce levels, we are experiencing lower productivity and efficiency rates at certain sites in North America and Europe (estimated at 80-90%, depending on the impacted site) due to a reduced workforce at those sites.  In addition, in order to comply with social distancing requirements, certain of our factory floors are reconfigured to provide additional spacing in production lines, which has resulted in some inefficiencies related to product flow.  Bel has also experienced higher freight costs for products typically shipped by air due to lower cargo capacity with the reduction in commercial air travel.  While there are some delays within the supply chain in the movement of products related to border closures, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.  To date, we have not seen a significant reduction in demand for our products due to COVID-19, as many of our products support military, medical and networking applications, which generally have not been negatively impacted by COVID-19.  However, approximately 5% of our revenue relates to products utilized in end markets that have been impacted by COVID-19, such as commercial aerospace.

Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability and on our customers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Based on our analysis of ASC 350 and ASC 360 during the three months ended March 31, 2021, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $74.0 million at March 31, 2021 as compared to $84.9 million at December 31, 2020, despite the utilization of $19.4 million in cash to fund acquisitions in the first quarter of 2021.  The Company also has availability under its current revolving credit facility; as of March 31, 2021, the Company could borrow an additional $39.6 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter of 2020, including the deferral of employer social security taxes under the federal CARES Act (through December 31, 2020), restrictions on new hires, suspension of salary reviews, the elimination of all business travel and restrictions on spending related to capital expenditures.  During the three months ended March 31, 2021, travel expenses incurred by the Company were $0.4 million lower than the first quarter of 2020.  Management has developed Phase 2 and Phase 3 of the Company’s cash conservation/cost savings plan which would be implemented in the event our liquidity position or financial results become materially impacted by COVID-19.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the three months ended March 31, 2021 and/or future results include the following:

•

Revenues – The Company’s revenues in the first three months of 2021 were up $6.7 million, or 6.4%, as compared to the same period of 2020.  The increase was primarily seen within our Power Solutions and Protection group from increased demand for our CUI and circuit protection products, and recent power design wins moving into production within the eMobility end market.  These increases were partially offset by lower product demand from our commercial aerospace customers compared to the first quarter of 2020.

•

Backlog – Our backlog of orders amounted to $233.7 million at March 31, 2021, an increase of $78.7 million, or 51%, from December 31, 2020.  Since year-end, we saw a 74% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our power product lines.  The backlog of orders for our Magnetic Solutions products grew by 52% from year end, primarily driven by an increase in orders from a large networking customer.  Backlog for our Connectivity Solutions products increased by 18% from the 2020 year-end levels, primarily due to a partial recovery in demand from our direct and after-market commercial aerospace customers.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins of our three product groups.  Our power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our magnetic solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on Bel’s profit margins.  See Summary by Operating Segment - Revenue and Gross Margin below for further details.

•

Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.   As a result, the Company’s material costs as a percentage of revenue increased to 45.5% of sales during the first three months of 2021 from 43.6% during the same period of 2020.

•

Labor Costs – Labor costs increased from 8.9% of revenue during the first three months of 2020 to 9.1% of revenue during the same period of 2021, as costs were impacted by unfavorable exchange rate fluctuations in 2021 related to the Chinese Renminbi and wage increases that went into effect in March 2020 and May 2020 at our PRC factories.  There were also wage increases which went into effect at one of our factories in the PRC effective April 1, 2021 which will have an impact on labor costs beginning in the second quarter of 2021.

•

Restructuring – During 2020, the Company announced facility closures in Switzerland, Germany and Hong Kong and implemented other general function consolidations and headcount reductions at various sites.  In connection with these actions implemented in 2020, annualized cost savings of $4.4 million are expected to be realized in 2021 ($1.1 million in cost of sales, $2.0 million in R&D and $1.3 million in SG&A).  The Company will continue to explore opportunities to streamline the organization throughout 2021 to further improve profitability.

•

Impact of Foreign Currency – During the first three months of 2021, labor and overhead costs were $1.2 million higher than the same period of 2020 due to a favorable foreign exchange environment as compared to the prior year period.  The Company also realized foreign exchange transactional gains of $0.4 million during the three months ended March 31, 2021 due to the appreciation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2021 versus those in effect at December 31, 2020. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first three months of 2021 due to the depreciation of the Euro, British Pound, and Chinese Renminbi against the U.S. dollar as compared to exchange rates in effect during 2020.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $1.2 million higher in the first three months of 2021 as compared to the same period of 2020.  During the first quarter of 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Mexican Peso through August 2021 for a portion of Bel's expected Peso obligations for the remainder of the year. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 10, “Income Taxes”.

Looking ahead, we believe our scheduled backlog of orders is indicative of stronger sales in the second and third quarters; however, raw material shortages and long lead times on some semiconductors and certain other raw materials may impact the ultimate timing of those shipments.  We have been managing the situation to date and have extended our own lead times to customers in response, and anticipate material availability and extended lead times being a factor for the foreseeable future.  Positive contributions to net earnings are expected from the recent acquisitions of rms and EOS, coupled with cost savings from the 2020 restructuring efforts, and we will continue to pursue opportunities to optimize our cost structure and mitigate the impacts of higher input costs throughout the year.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Revenue and Gross Margin

The Company’s revenue by operating segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2021	2020	2021	2020
Connectivity solutions	$38,056	$39,100	25.7%	28.6%
Magnetic solutions	28,946	28,701	13.7%	21.2%
Power solutions and protection	43,641	36,177	24.7%	24.3%
	$110,643	$103,978	21.9%	24.8%

Connectivity Solutions:

Sales of our Connectivity Solutions products declined $1.0 million during the first quarter of 2021 as compared to the same period of 2020.  This decline was primarily due to lower demand from direct and after-market commercial aerospace customers, partially offset by higher demand for our military products in the first quarter of 2021 as compared to the same period of 2020.  The gross margin decline from the first quarter 2020 was primarily related to higher material costs in the first quarter of 2021.

Magnetic Solutions:

Sales of our Magnetic Solutions products were fairly consistent in the first quarter of 2021 as compared to the same period of 2020. Demand for our Magnetic Solutions products has increased in recent quarters; however, the labor market in the PRC has been challenging in the first quarter of 2021 which has impacted our ability to manufacture and ship the increased volumes reflected in our backlog.  As a result of the competitive labor market in the PRC, wage rates have increased.  Further, the Renminbi has appreciated against the U.S. Dollar in the first quarter of 2021 as compared to the first quarter of 2020, adding to the higher labor burden in the 2021 period.  During the first quarter of 2020, our ability to manufacture product was temporarily impacted due to the factory closures associated with COVID-19.  Bel received $2.2 million in subsidies from the Chinese government during the first quarter of 2020 to assist in offsetting COVID-related costs incurred, which aided our gross margin for this group in the first quarter of 2020.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $7.5 million during the first quarter of 2021 as compared to the same period of 2020.   This increase was led by higher CUI sales of $2.1 million (25%), a $1.6 million (61%) increase in fuse sales, and a $1.5 million (100%) increase in sales of product going into the eMobility end market.  Gross margin improved slightly in the 2021 period above as compared to the 2020 period as higher sales volume offset the impact of higher indirect labor and overhead costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Material costs	45.5%	43.6%
Labor costs	9.1%	8.9%
Other expenses	23.5%	22.7%
Total cost of sales	78.1%	75.2%

The increase in material costs as a percentage of sales during the first quarter ended March 31, 2021 compared to the same period in 2020 primarily relates to a higher percentage of our revenue relating to Power Solutions and Protection products, which carry a higher material content.  Further, there have been industry-wide shortages on certain raw materials, such as semiconductors and plastic resin, which has led to an increase in material pricing from our suppliers.  Labor costs as a percentage of sales have also increased from the first quarter of 2020 due to wage rate increases at our PRC factories that went into effect in March 2020 and May 2020, and an unfavorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the first quarter of 2021 by $2.4 million as compared to the same period of 2020, as costs during the first quarter of 2020 were reduced by $2.2 million related to subsidies received from the Chinese government to offset costs and inefficiencies incurred due to the temporary closures of our factories in China in connection with COVID-19.

Research and Development ("R&D") Expense:

R&D expense amounted to $5.0 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively.  The lower R&D expense in the first quarter of 2021 as compared to the same period of 2020 is largely reflective of cost savings related to the closure of our R&D facility in Uster, Switzerland late in the third quarter of 2020.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $21.0 million for the first quarter of 2021, up slightly from the first quarter of 2020.  SG&A salaries and fringe benefits were $1.4 million higher as compared to the first quarter of 2020.  These costs were partially offset by a reduction in commissions and other selling costs of $0.6 million and lower travel expenses of $0.4 million.

Provision for (Benefit From) Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which the pretax profits are earned.  Of the geographic jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 10, “Income Taxes”.

The provision for income taxes for the three months ended March 31, 2021 was $1.0 million and the benefit from income taxes for the three months ended March 31, 2020 was ($0.8) million.  The Company’s earnings (loss) before income taxes for the three months ended March 31, 2021, were approximately $8.7 million higher than the same period in 2020, primarily attributable to an increase in income in all geographic regions. The Company’s effective tax rate was 23.8% and 16.9% for the three months ended March 31, 2021 and 2020, respectively.  The change in the effective tax rate during the first quarter of 2021 as compared to the same quarter of 2020 is primarily attributable to foreign losses with no tax benefit due to valuation allowances, an increase in U.S. taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act as well as an increase in taxes related to uncertain tax positions, offset by the impact of permanent differences on U.S. tax exempt activities. Additionally, the effective tax rate of 2020 was favorably impacted by tax benefits relating to the reversal of valuation allowances and the federal tax law changes for the CARES Act.  See Note 10, “Income Taxes.”

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

At March 31, 2021 and December 31, 2020, $55.0 million and $57.5 million, respectively (or 74% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first three months of 2021, the Company repatriated $14.0 million from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.5% of the Company’s total assets at March 31, 2021 and 34.4% of total assets at December 31, 2020. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at March 31, 2021 and 3.2 to 1 at December 31, 2020.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in December 2014, March 2016, and further amended and refinanced in December 2017.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  The Company was in compliance with its debt covenants as of March 31, 2021, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at March 31, 2021 was $63.0 million, of which we had the ability to borrow $39.7 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP is being conducted by business unit on a three-phase approach through mid-2021. Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which less than $0.1 million of costs were incurred during the three months ended March 31, 2021 and no costs were incurred during the three months ended March 31, 2020.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  An additional phase of the project was completed in the first quarter of 2021 with a portion of Bel's legacy businesses going live on the new system effective January 1, 2021.  To date, we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized starting in 2019.  We anticipate completing this project with in-house resources by mid-2021, with no further outside consulting costs. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Cash Flows

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company’s cash and cash equivalents decreased by $10.9 million.  This decrease was primarily due to the following:

•	payments for acquisitions, net of cash acquired, of $14.8 million;
•	purchases of property, plant and equipment of $1.2 million;
•	dividend payments of $0.8 million; and
•	repayments of long-term debt of $1.5 million; partially offset by
•	net cash provided by operating activities of $1.8 million; and
•	proceeds from the sale of property, plant and equipment of $6.7 million

During the three months ended March 31, 2021, accounts receivable decreased by $0.2 million due to the reduction in sales during the first quarter of 2021 as compared to the fourth quarter of 2020.  Days sales outstanding (DSO) increased to 60 days at March 31, 2021 as compared to 57 days at December 31, 2020.  Inventory increased by $1.3 million at March 31, 2021 compared to December 31, 2020.  Inventory turns, excluding R&D, decreased slightly to 3.3 at March 31, 2021 from 3.4 at December 31, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first three months of 2021, the U.S. Dollar was stronger against certain of the other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first three months of 2021 versus those during the same period of 2020, the Chinese Renminbi and the British Pound each appreciated by 6%, the Euro appreciated by 8%, and the Mexican Peso depreciated by 3% against the U.S. Dollar as compared to the prior year period.  The Company estimates that the appreciation in the Renminbi, offset by the depreciation in the Peso, led to higher operating costs of $1.2 million during the first quarter of 2021 as compared to the same period of 2020, as the majority of the Company's expenses in the PRC and Mexico are paid in local currency.  Foreign exchange gains were also recognized in the first three months of 2021 of $0.4 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2020.  During the first quarter of 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Peso through August 2021 for a portion of Bel's expected Peso obligations during that time. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of market risks.

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

Item 1A. Risk Factors

Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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
May 10, 2021
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Craig Brosious
Craig Brosious
Vice President of Finance and Secretary
(Principal Financial Officer and Principal Accounting Officer)