Form 10-Q
period 2021-06-30
BEL FUSE INC /NJ
filed 2021-08-06
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2021
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,269,852

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$66,425	$84,939
Accounts receivable, net of allowance for doubtful accounts of $912 and $1,036, respectively	86,917	71,372
Inventories	116,170	100,133
Unbilled receivables	18,277	14,135
Assets held for sale	1,635	-
Other current assets	10,003	9,637
Total current assets	299,427	280,216

Property, plant and equipment, net	36,747	34,501
Right-of-use assets	11,066	14,217
Intangible assets, net	62,655	65,789
Goodwill	28,178	23,966
Deferred income taxes	5,096	5,705
Other assets	30,710	29,472
Total assets	$473,879	$453,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,020	$39,774
Accrued expenses	33,470	28,476
Current portion of long-term debt	8,273	5,286
Operating lease liabilities, current	5,980	6,591
Other current liabilities	4,350	7,409
Total current liabilities	105,093	87,536

Long-term Liabilities:
Long-term debt	104,656	110,294
Operating lease liabilities, long-term	5,351	8,064
Liability for uncertain tax positions	26,864	26,089
Minimum pension obligation and unfunded pension liability	25,013	24,620
Deferred income taxes	1,061	1,030
Other liabilities	9,243	10,434
Total liabilities	277,281	268,067

Commitments and contingencies (see Note 13)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,269,852 and 10,208,602 shares outstanding at June 30, 2021 and December 31, 2020, respectively (net of 3,218,307 treasury shares)	1,027	1,021
Additional paid-in capital	37,328	36,136
Retained earnings	175,883	166,491
Accumulated other comprehensive loss	(17,854)	(18,063)
Total stockholders' equity	196,598	185,799
Total liabilities and stockholders' equity	$473,879	$453,866

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net	$138,741	$121,172	$249,385	$225,149
Cost of sales	104,537	89,882	190,241	168,104
Gross profit	34,204	31,290	59,144	57,045

Research and development costs	5,464	6,116	10,384	12,175
Selling, general and administrative expenses	21,828	19,079	43,569	39,772
Restructuring charges	277	44	277	172
Gain on sale of property	-	-	(6,175)	-
Income from operations	6,635	6,051	11,089	4,926

Interest expense	(721)	(1,250)	(1,523)	(2,601)
Other income (expense), net	113	1,195	660	(905)
Earnings before (benefit from) provision for income taxes	6,027	5,996	10,226	1,420

(Benefit from) provision for income taxes	(1,853)	423	(854)	(349)
Net earnings available to common stockholders	$7,880	$5,573	$11,080	$1,769

Net earnings per common share:
Class A common share - basic and diluted	$0.61	$0.43	$0.85	$0.13
Class B common share - basic and diluted	$0.64	$0.46	$0.91	$0.15

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,145	2,145	2,145	2,145
Class B common share - basic and diluted	10,237	10,178	10,220	10,151

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net earnings available to common stockholders	$7,880	$5,573	$11,080	$1,769

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($333), ($3), ($324) and ($30), respectively	2,540	676	11	(1,569)
Unrealized losses on marketable securities arising during the period, net of taxes of $0 in all periods presented	-	-	(1)	-
Change in unfunded SERP liability, net of taxes of ($28), ($20), ($56) and ($40), respectively	100	66	199	132
Other comprehensive income (loss)	2,640	742	209	(1,437)

Comprehensive income	$10,520	$6,315	$11,289	$332

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136
Net earnings	3,199	3,199	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-
Class B Common Stock, $0.07/share	(716)	(716)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $9	(2,529)	-	(2,529)	-	-	-
Unrealized holding losses on marketable securities	(1)		(1)
Stock-based compensation expense	600	-	-	-	-	600
Change in unfunded SERP liability, net of taxes of ($28)	99	-	99	-	-	-
Balance at March 31, 2021	186,323	168,846	(20,494)	214	1,020	36,737

Net earnings	7,880	7,880	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(714)	(714)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	8	(8)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($333)	2,540	-	2,540	-	-	-
Stock-based compensation expense	598	-	-	-	-	598
Change in unfunded SERP liability, net of taxes of ($28)	100	-	100	-	-	-
Balance at June 30, 2021	$196,598	$175,883	$(17,854)	$214	$1,027	$37,328

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net loss	(3,804)	(3,804)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(709)	(709)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($27)	(2,245)	-	(2,245)	-	-	-
Stock-based compensation expense	603	-	-	-	-	603
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at March 31, 2020	161,832	152,420	(26,244)	214	1,012	34,430

Net earnings	5,573	5,573	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(707)	(707)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	11	(11)
Foreign currency translation adjustment, net of taxes of ($3)	676	-	676	-	-	-
Stock-based compensation expense	617	-	-	-	-	617
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at June 30, 2020	$167,928	$157,157	$(25,502)	$214	$1,023	$35,036

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$11,080	$1,769
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,478	8,234
Stock-based compensation	1,198	1,220
Amortization of deferred financing costs	331	316
Deferred income taxes	576	(1,030)
Net unrealized (gains) losses on foreign currency revaluation	(131)	58
Gain on sale of property	(6,175)	-
Other, net	496	105
Changes in operating assets and liabilities:
Accounts receivable, net	(12,593)	(2,463)
Unbilled receivables	(4,142)	984
Inventories	(10,362)	1,906
Accounts payable	11,066	994
Accrued expenses	4,148	1,307
Other operating assets/liabilities, net	(5,893)	3,443
Net cash (used in) provided by operating activities	(1,923)	16,843

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,465)	(2,980)
Payments for acquisitions, net of cash acquired	(16,811)	-
Proceeds from disposal/sale of property, plant and equipment	6,756	20
Net cash used in investing activities	(12,520)	(2,960)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,630)	(1,613)
Deferred financing costs	-	(600)
Repayments of long-term debt	(2,974)	(8,179)
Net cash used in financing activities	(4,604)	(10,392)

Effect of exchange rate changes on cash and cash equivalents	533	(492)

Net (decrease) increase in cash and cash equivalents	(18,514)	2,999
Cash and cash equivalents - beginning of period	84,939	72,289
Cash and cash equivalents - end of period	$66,425	$75,288

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$2,036	$1,473
Interest payments	$1,174	$2,339

Details of acquisitions:
Fair value of identifiable net assets acquired	$16,055	$-
Goodwill	4,659	-
Fair value of net assets acquired	$20,714	$-

Fair value of consideration transferred	20,714	-
Less: Cash acquired in acquisitions	(3,903)	-
Cash paid for acquisitions, net of cash acquired	$16,811	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There were no significant changes to these accounting policies during the six months ended June 30, 2021, except as discussed in “Recently Adopted Accounting Standards” below.

Reclassifications - During the fourth quarter of 2020, the Company changed its financial statement presentation related to gain/loss on its SERP investments.  These gains/losses were previously included within cost of sales and selling, general and administrative expense.  A gain on SERP investment in the amount of $1.5 million has been reclassified from cost of sales ($0.5 million) and selling, general and administrative expenses ($1.0 million), to other income (expense), net on the accompanying condensed consolidated statement of operations for the three months ended June 30, 2020.  A loss on SERP investment in the amount of $0.5 million has been reclassified from cost of sales ($0.2 million) and selling, general and administrative expense ($0.3 million), to other income (expense), net on the accompany condensed consolidated statement of operations for the six months ended June 30, 2020.

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

rms Connectors

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors”), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment.  rms Connectors is a highly-regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  Originally based in Coon Rapids, MN, the rms Connectors business was relocated into Bel's existing facilities during the second quarter of 2021, and is a component of Bel's Connectivity Solutions group.  The transaction was funded with cash on hand.

EOS Power

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had sales of $12.0 million for the year ended December 31, 2020.  EOS is expected to play a key role in Bel’s penetration of certain industrial and medical markets currently being served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition has diversified Bel's manufacturing footprint in Asia.  The EOS business is a component of Bel’s Power Solutions & Protection group.  The transaction was funded with cash on hand.

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's condensed consolidated results of operations for the six months ended June 30, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through June 30, 2021. During the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.5 million, respectively, of acquisition-related costs related to the 2021 Acquisitions.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

While the initial accounting related to the 2021 Acquisitions is not complete as of the filing date of this Form 10-Q, the following table depicts the Company's estimated acquisition date fair values of the consideration transferred and identifiable net assets acquired in these transactions:

	Acquisition Date Fair Values
	rms	EOS	Total
Cash and cash equivalents	$-	$3,903	$3,903
Accounts receivable	1,283	1,805	3,088
Inventories	3,946	1,878	5,824
Other current assets	9	1,340	1,349
Property, plant and equipment	4,035	721	4,756
Other assets	-	60	60
Total identifiable assets	9,273	9,707	18,980

Accounts payable	(62)	(2,148)	(2,210)
Accrued expenses	(209)	(506)	(715)
Total liabilities assumed	(271)	(2,654)	(2,925)
Net identifiable assets acquired	9,002	7,053	16,055
Goodwill	-	4,659	4,659
Net assets acquired	$9,002	$11,712	$20,714

Cash paid	9,002	11,712	20,714
Fair value of consideration transferred	$9,002	$11,712	$20,714

Measurement period adjustments recorded during the second quarter of 2021 on the EOS acquisition related to finalization of their opening balance sheet, and subsequent audit of EOS' fiscal year-end March 31, 2021 financial statements.  The Company has identified intangible assets, including but not limited to trademarks and customer lists, as well as tangible property including inventory and property, plant and equipment, which are still in the process of being valued.  The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.

Based upon the preliminary purchase price allocation above, there is currently no goodwill associated with the rms acquisition.  Any goodwill recognized in connection with the EOS acquisition would be allocated to the Company's Power Solutions and Protection segment and would not be deductible for tax purposes.

The results of operations of the 2021 Acquired Companies have been included in the Company’s condensed consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three and six months ended June 30, 2021, the 2021 Acquired Companies contributed revenues of $6.0 million and $8.1 million, respectively, and estimated net earnings of $1.0 million and $1.4 million, respectively, to the Company since their respective acquisition dates.  As EOS was acquired on March 31, 2021, this acquisition did not have any contribution to revenue or net earnings during the first quarter of 2021.  The unaudited pro forma information below presents the combined operating results of the Company and the 2021 Acquired Companies.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the 2021 Acquisitions had occurred as of January 1, 2020, nor is the pro forma data intended to be a projection of results that may be achieved in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$138,741	$125,082	$252,406	$233,136
Net earnings	7,880	5,644	11,309	1,724
Earnings per Class A common share - basic and diluted	0.61	0.43	0.87	0.12
Earnings per Class B common share - basic and diluted	0.64	0.46	0.92	0.14

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$33,182	$37,867	$9,594	$80,643	$62,724	$67,644	$16,671	$147,039
Europe	7,557	9,668	2,242	19,467	14,304	19,627	3,491	37,422
Asia	2,307	7,855	28,469	38,631	4,074	11,760	49,090	64,924
	$43,046	$55,390	$40,305	$138,741	$81,102	$99,031	$69,252	$249,385

By Sales Channel:
Direct to customer	$25,785	$34,116	$32,746	$92,647	$49,422	$60,605	$57,082	$167,109
Through distribution	17,261	21,274	7,559	46,094	31,680	38,426	12,170	82,276
	$43,046	$55,390	$40,305	$138,741	$81,102	$99,031	$69,252	$249,385

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$27,608	$29,029	$7,097	$63,734	$57,310	$51,752	$14,204	$123,266
Europe	8,356	8,965	1,717	19,038	16,118	18,279	2,918	37,315
Asia	2,944	7,118	28,338	38,400	4,579	11,258	48,731	64,568
	$38,908	$45,112	$37,152	$121,172	$78,007	$81,289	$65,853	$225,149

By Sales Channel:
Direct to customer	$23,600	$26,894	$31,021	$81,515	$48,652	$48,471	$55,363	$152,486
Through distribution	15,308	18,218	6,131	39,657	29,355	32,818	10,490	72,663
	$38,908	$45,112	$37,152	$121,172	$78,007	$81,289	$65,853	$225,149

The balances of the Company’s contract assets and contract liabilities at  June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Contract assets - current (unbilled receivables)	$18,277	$14,135
Contract liabilities - current (deferred revenue)	$1,176	$2,077

The change in balance of our unbilled receivables from December 31, 2020 to June 30, 2021 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2021 related to contracts that exceed one year in duration amounted to $18.3 million, with expected contract expiration dates that range from 2022 - 2025. It is expected that 64% of this aggregate amount will be recognized in 2022, 23% will be recognized in 2023 and the remainder will be recognized in years beyond 2023.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator:
Net earnings	$7,880	$5,573	$11,080	$1,769
Less dividends declared:
Class A	129	129	257	259
Class B	714	707	1,430	1,416
Undistributed earnings	$7,037	$4,737	$9,393	$94

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$1,170	$794	$1,565	$15
Class B undistributed earnings	5,867	3,943	7,828	79
Total undistributed earnings	$7,037	$4,737	$9,393	$94

Net earnings allocation - basic and diluted:
Class A net earnings	$1,299	$923	$1,822	$274
Class B net earnings	6,581	4,650	9,258	1,495
Net earnings	$7,880	$5,573	$11,080	$1,769

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,145	2,145	2,145
Class B - basic and diluted	10,237	10,178	10,220	10,151

Net earnings per share:
Class A - basic and diluted	$0.61	$0.43	$0.85	$0.13
Class B - basic and diluted	$0.64	$0.46	$0.91	$0.15

5.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2021 and December 31, 2020, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1 inputs) and amounted to $0.5 million at June 30, 2021 and $0.7 million at December 31, 2020.  During the first quarter of 2021, the Company entered into foreign exchange forward contracts, the fair value of which was less than $0.1 million at June 30, 2021.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the six months ended June 30, 2021 or June 30, 2020.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2021 or June 30, 2020.

There were no financial assets accounted for at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At June 30, 2021 and December 31, 2020, the estimated fair value of total debt was $114.5 million and $118.4 million, respectively, compared to a carrying amount of $112.9 million and $115.6 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2021.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company considered the impacts of COVID-19 on Bel's business and on general economic conditions when making its assessment on whether a triggering event had occurred during the six months ended June 30, 2021.  Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2021 or 2020 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2021	2020
Raw materials	$53,211	$40,846
Work in progress	29,580	25,916
Finished goods	33,379	33,371
Inventories	$116,170	$100,133

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Land	$1,112	$1,115
Buildings and improvements	20,814	19,917
Machinery and equipment	127,600	124,114
Construction in progress	2,277	1,603
	151,803	146,749
Accumulated depreciation	(115,056)	(112,248)
Property, plant and equipment, net	$36,747	$34,501

Depreciation expense was $2.5 million and $2.3 million, respectively, for the three months ended June 30, 2021 and 2020 and $5.0 million and $4.7 million, respectively, for the six months ended June 30, 2021 and 2020.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At June 30, 2021, a total of $1.6 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet related to our corporate headquarters building in Jersey City, New Jersey.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Sales commissions	$2,494	$2,574
Subcontracting labor	2,279	758
Salaries, bonuses and related benefits	19,020	17,165
Warranty accrual	1,294	1,010
Other	8,383	6,969
	$33,470	$28,476

The change in warranty accrual during the six months ended June 30, 2021 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the six months ended June 30, 2021.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the six months ended June 30, 2021 are as follows:

		Six Months Ended
		June 30, 2021
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2020	Charges	Settlements	2021
Severance costs	$124	$277	$(311)	$90
Other restructuring costs	-	-	-	-
Total	$124	$277	$(311)	$90

9.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA consists of (i) a term loan, with outstanding borrowings of $101.9 million and $104.8 million at June 30, 2021 and December 31, 2020, respectively, and (ii) a $75 million revolving credit facility (“Revolver”), with $12.0 million in outstanding borrowings at each of  June 30, 2021 and  December 31, 2020.  The CSA has a maturity date of December 11, 2022.  At June 30, 2021 and December 31, 2020, the carrying value of the debt on the condensed consolidated balance sheet is reflected net of $0.9 million and $1.3 million, respectively, of deferred financing costs.

On February 3, 2021, the Company received a retroactive consent from its lenders to exclude the proceeds of a property sale in Hong Kong from the calculation of the disposition basket outlined in the credit agreement.

The weighted-average interest rate in effect was 1.88% at June 30, 2021 and 2.19% at December 31, 2020 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $0.7 million and $1.3 million of interest expense during the three months ended June 30, 2021 and June 30, 2020, respectively, and $1.5 million and $2.6 million of interest expense during the six months ended June 30, 2021 and June 30, 2020, respectively.

The CSA contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company’s consolidated EBITDA, as defined (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2021.  The Company’s liabilities for uncertain tax positions totaled $26.9 million and $28.5 million at June 30, 2021 and December 31, 2020, respectively, of which $2.4 million is included in other current liabilities at December 31, 2020 and was resolved during 2021 by way of expiration of the related statutes of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2021 and 2020, the Company recognized $0.4 million and $0.4 million, respectively, in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $4.6 million and $5.2 million, respectively, accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended June 30, 2021 and 2020 amounted to $0.3 million in both periods.  The expense for the six months ended June 30, 2021 and 2020 amounted to $0.6 million in both periods. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2021, the plan owned 280,812 and 106,144 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2021 and 2020 amounted to $0.2 million and $0.1 million, respectively,  and the expense for the six months ended June 30, 2021 and 2020 amounted to $0.3 million and $0.2 million, respectively.  As of  June 30, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$169	$150	$339	$300
Interest cost	135	159	270	318
Net amortization	127	86	255	172
Net periodic benefit cost	$431	$395	$864	$790

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2021	2020
Prior service cost	$523	$586
Net loss	1,582	1,773
	$2,105	$2,359

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2021 and December 31, 2020 are summarized below:

	June 30,	December 31,
	2021	2020

Foreign currency translation adjustment, net of taxes of ($426) at June 30, 2021 and ($750) at December 31, 2020	$(13,131)	$(13,142)
Unrealized holding gains on available-for-sale securities, net of taxes of $0 at June 30, 2021 and $0 at December 31, 2020	18	19
Unfunded SERP liability, net of taxes of ($1,322) at June 30, 2021 and ($1,377) at December 31, 2020	(4,741)	(4,940)

Accumulated other comprehensive loss	$(17,854)	$(18,063)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2021 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at December 31, 2020	$(13,142)	$19	$(4,940)		$(18,063)
Other comprehensive income (loss) before reclassifications	11	(1)	-		10
Amount reclassified from accumulated other comprehensive income (loss)	-	-	199	(a)	199
Net current period other comprehensive income (loss)	11	(1)	199		209

Balance at June 30, 2021	$(13,131)	$18	$(4,741)		$(17,854)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other income (expense), net on the accompanying condensed consolidated statement of operations.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. A parallel Complaint asserting the same patents against Monolithic Power Systems, Inc. was also filed in the United States District Court for the District of Delaware in order to safeguard against potential venue challenges.  The Company has made a demand for a jury trial in both Complaints.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

	Three Months Ended June 30, 2021
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$43,046	$55,390	$40,305	$-	$138,741
Gross Profit	13,050	14,373	9,343	(2,562)	34,204
Gross Profit %	30.3%	25.9%	23.2%	nm	24.7%

	Three Months Ended June 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$38,908	$45,112	$37,152	$-	$121,172
Gross Profit	11,531	10,615	9,445	(301)	31,290
Gross Profit %	29.6%	23.5%	25.4%	nm	25.8%

	Six Months Ended June 30, 2021
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$81,102	$99,031	$69,252	$-	$249,385
Gross Profit	22,823	25,155	13,304	(2,138)	59,144
Gross Profit %	28.1%	25.4%	19.2%	nm	23.7%

	Six Months Ended June 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$78,007	$81,289	$65,853	$-	$225,149
Gross Profit	22,698	19,523	15,438	(614)	57,045
Gross Profit %	29.1%	24.0%	23.4%	nm	25.3%

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

The Company operates through three product group segments, in addition to a Corporate segment.  In the six months ended June 30, 2021, 40% of the Company’s revenues were derived from Power Solutions and Protection, 32% from Cinch Connectivity Solutions and 28% from its Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Czech Republic, Slovakia and the People’s Republic of China (PRC).

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

The Effects of COVID-19 on Bel’s Business

During the first half of 2021, the Company continued to be focused on the safety and well-being of its associates around the world in light of COVID-19 and the emergence of the Delta variant.  A significant amount of products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures are in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff continues to work remotely for part of the week to avoid a large number of associates being present in an office setting at any one time.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

During the first half of 2020, the Company incurred indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China, which were offset by $1.0 million and $3.2 million of COVID-19 relief funding received from the Chinese government during the three and six months ended June 30, 2020, respectively.

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

Based on our analysis of ASC 350 and ASC 360 during the six months ended June 30, 2021, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $66.4 million at June 30, 2021 as compared to $84.9 million at December 31, 2020, despite the utilization of $19.4 million in cash to fund acquisitions in the first quarter of 2021.  The Company also has availability under its current revolving credit facility; as of June 30, 2021, the Company could borrow an additional $29.0 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter of 2020, including the deferral of employer social security taxes under the federal CARES Act (through December 31, 2020), restrictions on new hires, suspension of salary reviews, the near elimination of non-essential business travel and restrictions on spending related to capital expenditures.  Certain of these restrictions were lifted in the second quarter of 2021.  During the six months ended June 30, 2021, travel expenses incurred by the Company were $0.4 million lower than the first half of 2020.  The management team closely monitors the highly-evolving COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the six months ended June 30, 2021 and/or future results include the following:

•

Revenues – The Company’s revenues in the first six months of 2021 were up $24.2 million, or 10.8%, as compared to the same period of 2020.  The increase was primarily seen within our Power Solutions and Protection group from increased demand for our CUI and circuit protection products, and recent power design wins moving into production within the eMobility end market, partially offset by a reduction in modules product sales as we discontinue that product line.  The 2021 acquisitions of rms and EOS contributed a combined $8.1 million to Bel's consolidated sales from their respective acquisition dates through June 30, 2021.

•

Backlog – Our backlog of orders amounted to $313.8 million at June 30, 2021, an increase of $158.8 million, or 102%, from December 31, 2020.  Since year-end 2020, we saw a 143% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our power product lines.  The backlog of orders for our Magnetic Solutions products grew by 105% from year end, primarily driven by an increase in orders from a large networking customer.  Backlog for our Connectivity Solutions products increased by 45% from the 2020 year-end levels, primarily due to a partial recovery in demand from our direct and after-market commercial aerospace customers.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our connectivity products have the highest contribution margins of our three product groups.  Our power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our magnetic solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on Bel’s profit margins.  See Summary by Operating Segment - Revenue and Gross Margin below for further details.

•

Pricing and Availability of Materials – There have been recent supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.   As a result, the Company’s material costs as a percentage of revenue increased to 46.0% of sales during the first six months of 2021 from 43.5% during the same period of 2020.

•

Labor Costs – Labor costs were 9.4% of revenue during the first six months of 2021 as compared to 9.7% of revenue during the same period of 2020.  A favorable shift in product mix to less labor-intensive product was offset by higher labor costs associated with unfavorable exchange rate fluctuations in 2021 and wage increases that went into effect in March 2020 and May 2020 at our PRC factories.  There were also wage increases which went into effect at one of our factories in the PRC effective April 1, 2021 which had an impact on labor costs beginning in the second quarter of 2021.

•

Restructuring – During the second quarter of 2021, the Company decided to exit its custom modules power product line.  As a result, the modules design center in Maidstone, UK will be closing during the third quarter of 2021, which is anticipated to result in annualized cost savings of $400,000.  During 2020, the Company implemented facility closures in Switzerland, Germany and Hong Kong and other general function consolidations at various sites.  In connection with the actions implemented in 2020, annualized cost savings of $4.4 million are expected to be realized in 2021 ($1.1 million in cost of sales, $2.0 million in R&D and $1.3 million in SG&A).  The Company will continue to explore opportunities to streamline the organization throughout the balance of 2021 to further improve profitability.

•

Impact of Foreign Currency – During the three and six months ended June 30, 2021, labor and overhead costs were $1.6 million and $2.9 million higher, respectively, than the same periods of 2020 due to an unfavorable foreign exchange environment as compared to the prior year period.  The Company also realized foreign exchange transactional losses of $0.2 million and gains of $0.1 million during the and three and six months ended June 30, 2021, respectively, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, 2021 versus those in effect at December 31, 2020. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange gains in the first six months of 2021 due to the appreciation of the Euro, British Pound, Mexican Peso and Chinese Renminbi against the U.S. dollar as compared to exchange rates in effect during 2020.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $1.6 million and $2.9 million higher, respectively, in the three and six months ended June 30, 2021 as compared to the same period of 2020.  During the first quarter of 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Mexican Peso through August 2021 for a portion of Bel's expected Peso obligations for the remainder of the year. The Company monitors changes in foreign currencies and may implement further actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments. See Note 10, “Income Taxes”.

In the first quarter of 2021, Bel implemented price adjustments to offset labor and material cost increases and we will continue to see the benefit of these pricing increases over the remainder of the year.  With our new CFO coming on board earlier in 2021, there is a heightened focus on profit improvement, driving operational efficiencies and the pursuit of IoT and 5G opportunities which are expected to drive growth in our networking, rail, e-Mobility and medical end markets.  We enter the second half of 2021 with a sense of cautious optimism around shipping our healthy backlog of orders, while further analyzing the global organization to maximize profit retention.  The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Revenue and Gross Margin

The Company’s revenue by operating segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2021	2020	2021	2020	2021	2020	2021	2020
Connectivity solutions	$43,046	$38,908	30.3%	29.6%	$81,102	$78,007	28.1%	29.1%
Magnetic solutions	40,305	37,152	23.2%	25.4%	69,252	65,853	19.2%	23.4%
Power solutions and protection	55,390	45,112	25.9%	23.5%	99,031	81,289	25.4%	24.0%
	$138,741	$121,172	24.7%	25.8%	$249,385	$225,149	23.7%	25.3%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $4.1 million and $3.1 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020.  These increases were primarily due to a partial rebound in demand from direct and after-market commercial aerospace customers of $2.9 million and $1.1 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020.   Sales of Connectivity Solutions products through our distribution channels were also higher by $2.0 million and $2.3 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020.  These sales increases were offset by a decline in military sales of $1.7 million and $2.0 million during the three and six months ended June 30, 2021, respectively, as compared to the prior year periods.  The shift in product mix in addition to higher material and labor costs in the 2021 periods offset the benefits of the higher sales volume on the gross margin line.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $3.2 million and $3.4 million during the three and six months ended June 30, 2021, respectively. Demand for our Magnetic Solutions products has increased in recent quarters and we saw the heightened orders translate into sales beginning in the second quarter of 2021. The labor market in the PRC continues to be competitive, driving wage rates higher.  Further, the Renminbi has appreciated against the U.S. Dollar in the three and six month periods ended June 30, 2021 as compared to the same periods of 2020, adding to the higher labor burden in the 2021 periods.  During the first half of 2020, our ability to manufacture product was temporarily impacted due to the factory closures associated with COVID-19.  Bel received $1.0 million and $3.2 million in subsidies from the Chinese government during the three and six months ended June 30, 2020, respectively, to assist in offsetting COVID-related costs incurred, which aided our gross margin for this group in the 2020 periods presented above.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $10.3 million during the second quarter of 2021 and by $17.7 million during the first half of 2021 as compared to the same periods of 2020.   The sales increase for the second quarter was led by the inclusion of EOS, acquired in March 2021, which contributed sales of $3.5 million, higher CUI sales of $3.2 million (30%), a $2.3 million (56%) increase in fuse sales, and a $1.0 million (53%) increase in sales of product going into the eMobility end market.  The sales increase for the first half of 2021 versus the same period of 2020 were primarily due to growth of $9.8 million from the Bel Power Solutions business (including $2.5 million of higher sales into e-Mobility applications), a $5.3 million increase in CUI sales, $3.7 million of higher fuse sales, and the $3.5 million contribution from the March 2021 acquisition of EOS.  Sales growth in both periods presented was offset by declines in custom module sales of $2.8 million and $4.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020 as the Company is discontinuing this product line.  Gross margin improved in the 2021 periods above as compared to the 2020 periods as higher sales volume offset the impact of increased material and labor costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Material costs	46.4%	43.4%	46.0%	43.5%
Labor costs	9.5%	10.5%	9.4%	9.7%
Other expenses	19.4%	20.3%	20.9%	21.5%
Total cost of sales	75.3%	74.2%	76.3%	74.7%

The increases in material costs as a percentage of sales during the second quarter and first half of 2021 compared to the same periods in 2020 primarily relate to a higher percentage of our revenue relating to Power Solutions and Protection products, which carry a higher material content.  Further, there have been industry-wide shortages on certain raw materials, such as semiconductors and plastic resin, which has led to an increase in material pricing from our suppliers.  Labor costs as a percentage of sales have also increased from the 2020 periods due to wage rate increases at our PRC factories that went into effect in March 2020 and May 2020, and an unfavorable fluctuation in the Chinese Renminbi, Mexican Peso and Euro exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the second quarter of 2021 by $2.4 million and in the first half of 2021 by $4.2 million as compared to the same periods of 2020, as costs during the three and six months ended June 30, 2020 were reduced by $1.0 million and $3.2 million, respectively, related to subsidies received from the Chinese government to offset costs and inefficiencies incurred due to the temporary closures of our factories in China in connection with COVID-19.

Research and Development ("R&D") Expense:

R&D expense amounted to $5.5 million and $6.1 million for the three months ended June 30, 2021 and 2020, respectively and $10.4 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively.  The lower R&D expense in the 2021 periods as compared to the same periods of 2020 is largely reflective of cost savings related to the closure of our R&D facility in Uster, Switzerland late in the third quarter of 2020.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $21.8 million for the second quarter of 2021, up from $19.1 million in the second quarter of 2020.  SG&A salaries and fringe benefits increased by $1.5 million, legal and professional fees increased by $0.5 million and sales commissions were higher by $0.3 million as compared to the second quarter of 2020.  These costs were partially offset by a lower office expenses of $0.4 million.

SG&A expenses were $43.6 million during the six months ended June 30, 2021, up from $39.8 million during the same period of 2020.  SG&A salaries and fringe benefits increased by $3.0 million and legal and professional fees were higher by $0.6 million as compared to the second quarter of 2020.  These costs were partially offset by a lower office expenses of $0.5 million and a reduction in travel expenses of $0.4 million.

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

The (benefit from) provision for income taxes for the three months ended June 30, 2021 and 2020 was ($1.9) million and $0.4 million, respectively.  The Company’s earnings before income taxes for the three months ended June 30, 2021, were consistent with the same period in 2020. The Company’s effective tax rate was (30.8%) and 7.1% for the three months ended June 30, 2021 and 2020, respectively.  The change in the effective tax rate during the three months ended June 30, 2021 as compared to the same period in 2020, is primarily attributable to the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statutes of limitations as well as a decrease in U.S. taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  See Note 10, “Income Taxes.”

The benefit from income taxes for the six months ended June 30, 2021 and 2020 was ($0.9) million and ($0.3) million, respectively.  The Company’s earnings before income taxes for the six months ended June 30, 2020, were approximately $8.8 million higher than the same period in 2020, primarily attributable to an increase in the income from the North America segment. The Company’s effective tax rate was (8.4%) and (24.6%) for the six months ended June 30, 2021 and 2020, respectively.  The change in the effective tax rate during the six months ended June 30, 2021 as compared to the same period in 2020, is primarily attributable the same factors noted.  Additionally, the effective rate in 2020 was favorably impacted by the reversal of valuation allowances and the federal tax law changes for the CARES Act.  See Note 10, “Income Taxes.”

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

At June 30, 2021 and December 31, 2020, $46.7 million and $57.5 million, respectively (or 70% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first six months of 2021, the Company repatriated $23.5 million from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.4% of the Company’s total assets at June 30, 2021 and 34.4% of total assets at December 31, 2020. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 2.8 to 1 at June 30, 2021 and 3.2 to 1 at December 31, 2020.

In June 2014, the Company entered into a senior Credit and Security Agreement, which was subsequently amended in December 2014, March 2016, December 2017 and February 2020.  The Credit and Security Agreement contains customary representations and warranties, covenants and events of default and financial covenants that measure (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined ("Leverage Ratio"), and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurs, the lenders under the Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  The Company was in compliance with its debt covenants as of June 30, 2021, including its most restrictive covenant, the Leverage Ratio.  The unused credit available under the credit facility at June 30, 2021 was $63.0 million, of which we had the ability to borrow $28.8 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We have been engaged in and recently substantially completed a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP was being conducted by business unit on a three-phase approach through 2021. Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which less than $0.1 million of costs were incurred during the six months ended June 30, 2021 and no costs were incurred during the six months ended June 30, 2020.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with the Power Solutions business going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with the TRP business going live on the new system effective January 1, 2020.  An additional phase of the project was completed in the first quarter of 2021 with a portion of Bel's legacy businesses going live on the new system effective January 1, 2021 and the final phase of the project was completed in July 2021 with the Company's Stewart Connector business going live on the new system effective July 1, 2021.  To date, we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized starting in 2019.  This overall project was substantially complete by the end of July 2021, with no significant consulting costs anticipated going forward.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Cash Flows

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company’s cash and cash equivalents decreased by $18.5 million.  This decrease was primarily due to the following:

•	payments for acquisitions, net of cash acquired, of $16.8 million;
•	purchases of property, plant and equipment of $2.5 million;
•	dividend payments of $1.6 million; and
•	repayments of long-term debt of $3.0 million; and
•	net cash used in operating activities of $1.9 million; partially offset by
•	proceeds from the sale of property, plant and equipment of $6.8 million

During the six months ended June 30, 2021, accounts receivable increased by $12.6 million due to the increase in sales during the second quarter of 2021 as compared to the fourth quarter of 2020.  Days sales outstanding (DSO) were 56 days at June 30, 2021 as compared to 57 days at December 31, 2020.  Inventory increased by $10.4 million at June 30, 2021 compared to December 31, 2020, largely in raw materials to accommodate the recent increase in product orders.  Inventory turns, excluding R&D, increased slightly to 3.6 at June 30, 2021 from 3.4 at December 31, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first six months of 2021, the U.S. Dollar depreciated against certain of the other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first six months of 2021 versus those during the same period of 2020, the the British Pound appreciated by 9%, the Euro appreciated by 8%, the Chinese Renminbi appreciated by 7%, and the Mexican Peso appreciated by 5% against the U.S. Dollar as compared to the prior year period.  The Company estimates that the appreciation of these foreign currencies led to higher operating costs of $1.6 million during the second quarter of 2021 and $2.9 million during the first half of 2021 as compared to the same periods of 2020, as the majority of the Company's expenses in the PRC and Mexico are paid in local currency.  Foreign exchange gains were also recognized in the first six months of 2021 of $0.1 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2020.  During the first quarter of 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Peso through August 2021 for a portion of Bel's expected Peso obligations during that time. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

Borrowings under the Company's credit facility are at variable rates of interest and expose Bel to interest rate risk. If interest rates increase, the Company's debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company's net earnings and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of June 30, 2021, the Company had $113.9 million of borrowings under its credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.1 million increase or decrease in annual interest expense.

Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of market risks.

Item 4.   Controls and Procedures

Disclosure controls and procedures:  As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting:  There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEL FUSE INC.
August 6, 2021
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer