Form 10-Q
period 2021-09-30
BEL FUSE INC /NJ
filed 2021-11-05
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2021
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,260,602

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2020 Annual Report on Form 10-K and the risk factors described in this or other Quarterly Reports on Form 10-Q filed thereafter, and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2020 Annual Report on Form 10-K and in the risk factors described in this or other Quarterly Reports on Form 10-Q filed thereafter, and from time to time in our other filings with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$61,961	$84,939
Accounts receivable, net of allowance for doubtful accounts of $1,003 and $1,036, respectively	86,031	71,372
Inventories	128,179	100,133
Unbilled receivables	28,093	14,135
Assets held for sale	1,626	-
Other current assets	9,655	9,637
Total current assets	315,545	280,216

Property, plant and equipment, net	35,553	34,501
Right-of-use assets	11,314	14,217
Intangible assets, net	62,698	65,789
Goodwill	25,846	23,966
Deferred income taxes	5,671	5,705
Other assets	30,956	29,472
Total assets	$487,583	$453,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$57,610	$39,774
Accrued expenses	38,249	28,476
Current portion of long-term debt	-	5,286
Operating lease liabilities, current	5,623	6,591
Other current liabilities	4,754	7,409
Total current liabilities	106,236	87,536

Long-term Liabilities:
Long-term debt	112,500	110,294
Operating lease liabilities, long-term	5,944	8,064
Liability for uncertain tax positions	27,565	26,089
Minimum pension obligation and unfunded pension liability	25,193	24,620
Deferred income taxes	938	1,030
Other liabilities	9,005	10,434
Total liabilities	287,381	268,067

Commitments and contingencies (see Note 13)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,263,102 and 10,208,602 shares outstanding at September 30, 2021 and December 31, 2020, respectively (net of 3,218,307 treasury shares)	1,026	1,021
Additional paid-in capital	37,883	36,136
Retained earnings	180,769	166,491
Accumulated other comprehensive loss	(19,690)	(18,063)
Total stockholders' equity	200,202	185,799
Total liabilities and stockholders' equity	$487,583	$453,866

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net	$146,966	$124,492	$396,351	$349,642
Cost of sales	110,992	91,183	301,234	259,286
Gross profit	35,974	33,309	95,117	90,356

Research and development costs	5,918	5,713	16,301	17,889
Selling, general and administrative expenses	21,188	19,368	64,757	59,140
Restructuring charges	398	111	675	283
Gain on sale of property	(403)	-	(6,578)	-
Income from operations	8,873	8,117	19,962	13,044

Interest expense	(1,491)	(1,242)	(3,014)	(3,843)
Other (expense) income, net	(201)	(483)	458	(1,390)
Earnings before provision for (benefit from) income taxes	7,181	6,392	17,406	7,811

Provision for (benefit from) income taxes	1,447	(1,083)	593	(1,433)
Net earnings available to common stockholders	$5,734	$7,475	$16,813	$9,244

Net earnings per common share:
Class A common share - basic and diluted	$0.44	$0.57	$1.29	$0.70
Class B common share - basic and diluted	$0.47	$0.61	$1.37	$0.76

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,145	2,145	2,145	2,145
Class B common share - basic and diluted	10,269	10,223	10,237	10,176

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net earnings available to common stockholders	$5,734	$7,475	$16,813	$9,244

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($12), $17, ($336) and ($14), respectively	(1,982)	3,588	(1,971)	2,020
Unrealized gains (losses) on marketable securities arising during the period, net of taxes of $0 in all periods presented	46	-	45	(1)
Change in unfunded SERP liability, net of taxes of ($28), ($20), ($83) and ($59), respectively	100	66	299	198
Other comprehensive (loss) income	(1,836)	3,654	(1,627)	2,217

Comprehensive income	$3,898	$11,129	$15,186	$11,461

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136
Net earnings	3,199	3,199	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-
Class B Common Stock, $0.07/share	(716)	(716)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $9	(2,529)	-	(2,529)	-	-	-
Unrealized holding losses on marketable securities	(1)	-	(1)	-	-	-
Stock-based compensation expense	600	-	-	-	-	600
Change in unfunded SERP liability, net of taxes of ($28)	99	-	99	-	-	-
Balance at March 31, 2021	186,323	168,846	(20,494)	214	1,020	36,737

Net earnings	7,880	7,880	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(714)	(714)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	8	(8)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($333)	2,540	-	2,540	-	-	-
Stock-based compensation expense	598	-	-	-	-	598
Change in unfunded SERP liability, net of taxes of ($28)	100	-	100	-	-	-
Balance at June 30, 2021	196,598	175,883	(17,854)	214	1,027	37,328

Net earnings	5,734	5,734	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(719)	(719)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Repurchase of Class A common stock	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of ($12)	(1,982)	-	(1,982)	-	-	-
Unrealized holding losses on marketable securities	46	-	46	-	-	-
Stock-based compensation expense	554	-	-	-	-	554
Change in unfunded SERP liability, net of taxes of ($28)	100	-	100	-	-	-
Balance at September 30, 2021	$200,202	$180,769	$(19,690)	$214	$1,026	$37,883

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net loss	(3,804)	(3,804)	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(130)	(130)	-	-	-	-
Class B Common Stock, $0.07/share	(709)	(709)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($27)	(2,245)	-	(2,245)	-	-	-
Stock-based compensation expense	603	-	-	-	-	603
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at March 31, 2020	161,832	152,420	(26,244)	214	1,012	34,430

Net earnings	5,573	5,573	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(707)	(707)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	11	(11)
Foreign currency translation adjustment, net of taxes of ($3)	676	-	676	-	-	-
Stock-based compensation expense	617	-	-	-	-	617
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at June 30, 2020	167,928	157,157	(25,502)	214	1,023	35,036

Net earnings	7,475	7,475	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(717)	(717)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $17	3,588	-	3,588	-	-	-
Stock-based compensation expense	560	-	-	-	-	560
Change in unfunded SERP liability, net of taxes of ($20)	66	-	66	-	-	-
Balance at September 30, 2020	$178,771	$163,786	$(21,848)	$214	$1,022	$35,597

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$16,813	$9,244
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	12,514	12,322
Stock-based compensation	1,752	1,780
Amortization of deferred financing costs	1,267	485
Deferred income taxes	(124)	(1,821)
Net unrealized (gains) losses on foreign currency revaluation	(373)	1,066
Gains on sale of property	(6,578)	(32)
Other, net	1,355	735
Changes in operating assets and liabilities:
Accounts receivable, net	(11,893)	6,517
Unbilled receivables	(13,958)	(3,065)
Inventories	(22,831)	4,419
Accounts payable	15,800	(4,597)
Accrued expenses	9,066	3,694
Other operating assets/liabilities, net	(4,524)	4,022
Net cash (used in) provided by operating activities	(1,714)	34,769

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,154)	(4,501)
Payments for acquisitions, net of cash acquired	(16,811)	-
Proceeds from disposal/sale of property, plant and equipment	7,249	54
Net cash used in investing activities	(13,716)	(4,447)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,447)	(2,422)
Deferred financing costs	(675)	(600)
Borrowings under revolving credit line	115,000	-
Repayments of revolving credit line	(14,500)	(10,000)
Repayments of long-term debt	(104,846)	(8,179)
Net cash used in financing activities	(7,468)	(21,201)

Effect of exchange rate changes on cash and cash equivalents	(80)	(281)

Net (decrease) increase in cash and cash equivalents	(22,978)	8,840
Cash and cash equivalents - beginning of period	84,939	72,289
Cash and cash equivalents - end of period	$61,961	$81,129

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$2,024	$1,571
Interest payments	$1,683	$3,408

Details of acquisitions:
Fair value of identifiable net assets acquired	$18,055	$-
Goodwill	2,659	-
Fair value of net assets acquired	$20,714	$-

Fair value of consideration transferred	20,714	-
Less: Cash acquired in acquisitions	(3,903)	-
Cash paid for acquisitions, net of cash acquired	$16,811	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  There were no significant changes to these accounting policies during the nine months ended September 30, 2021, except as discussed in “Recently Adopted Accounting Standards” below.

Reclassifications - During the fourth quarter of 2020, the Company changed its financial statement presentation related to gain/loss on its Supplemental Executive Retirement Plan ("SERP") investments.  These gains/losses were previously included within cost of sales and selling, general and administrative expense.  A gain on SERP investment in the amount of $0.7 million has been reclassified from cost of sales ($0.2 million) and selling, general and administrative expenses ($0.5 million), to other (expense) income, net on the accompanying condensed consolidated statement of operations for the three months ended September 30, 2020.  A gain on SERP investment in the amount of $0.2 million has been reclassified from cost of sales ($0.1 million) and selling, general and administrative expense ($0.1 million), to other (expense) income, net on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

rms Connectors

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors” or "rms"), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment.  rms Connectors is a highly regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  Originally based in Coon Rapids, Minnesota, the rms Connectors business was relocated into Bel's existing facilities during the second quarter of 2021, and is a component of Bel's Connectivity Solutions group.  The transaction was funded with cash on hand.

EOS Power

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had sales of $12.0 million for the year ended December 31, 2020.  EOS is expected to play a key role in Bel’s penetration of certain industrial and medical markets currently being served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition has diversified Bel's manufacturing footprint in Asia.  The EOS business is a component of Bel’s Power Solutions and Protection group.  The transaction was funded with cash on hand.

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's condensed consolidated results of operations for the nine months ended September 30, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through September 30, 2021. During the nine months ended September 30, 2021, the Company incurred $0.5 million of acquisition-related costs related to the 2021 Acquisitions.  No acquisition-related costs were incurred during the third quarter of 2021.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

While the final accounting related to the 2021 Acquisitions is not complete as of the filing date of this Quarterly Report on Form 10-Q, the following table depicts the Company's preliminary acquisition date fair values of the consideration transferred and identifiable net assets acquired in these transactions:

	Acquisition Date Fair Values
	rms	EOS	Total
Cash and cash equivalents	$-	$3,903	$3,903
Accounts receivable	1,283	1,805	3,088
Inventories	3,946	1,878	5,824
Other current assets	9	1,340	1,349
Property, plant and equipment	4,035	721	4,756
Intangible assets	-	2,000	2,000
Other assets	-	60	60
Total identifiable assets	9,273	11,707	20,980

Accounts payable	(62)	(2,148)	(2,210)
Accrued expenses	(209)	(506)	(715)
Total liabilities assumed	(271)	(2,654)	(2,925)
Net identifiable assets acquired	9,002	9,053	18,055
Goodwill	-	2,659	2,659
Net assets acquired	$9,002	$11,712	$20,714

Cash paid	$9,002	$11,712	$20,714
Fair value of consideration transferred	$9,002	$11,712	$20,714

Measurement period adjustments recorded during the second quarter of 2021 on the EOS acquisition related to finalization of EOS' pre-acquisition balance sheet.  During the third quarter of 2021, the Company completed its preliminary valuation of EOS whereby $2.0 million of intangible assets were identified and recorded on the condensed consolidated balance sheet as of the acquisition date.  These intangible assets are comprised of customer relationships valued at $1.8 million (to be amortized over an estimated life of 16 years) and the tradename, valued at $0.2 million (to be amortized over an estimated life of 2 years).  The preliminary valuations of the 2021 Acquisitions are still under review and subject to change. The Company expects to finalize these valuations and complete the purchase price allocations as soon as practicable but no later than one year from the respective acquisition dates.

Based upon the preliminary purchase price allocation above, there is currently no goodwill associated with the rms acquisition.  Any goodwill recognized in connection with the EOS acquisition would be allocated to the Company's Power Solutions and Protection segment and would not be deductible for tax purposes.

The results of operations of the 2021 Acquired Companies have been included in the Company’s condensed consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three and nine months ended September 30, 2021, the 2021 Acquired Companies contributed revenues of $4.3 million and $12.4 million, respectively, and estimated net earnings of $0.2 million and $1.6 million, respectively, to the Company since their respective acquisition dates.  As EOS was acquired on March 31, 2021, this acquisition did not have any contribution to revenue or net earnings during the first quarter of 2021.  The unaudited pro forma information below presents the combined operating results of the Company and the 2021 Acquired Companies assuming that the acquisition of the 2021 Acquired Companies had occurred as of January 1, 2020.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. This unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained if the 2021 Acquisitions had occurred as of January 1, 2020, nor is the pro forma data intended to be a projection of results that may be achieved in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net	$146,966	$129,782	$399,372	$362,918
Net earnings	5,734	7,814	17,043	9,538
Earnings per Class A common share - basic and diluted	0.44	0.60	1.31	0.72
Earnings per Class B common share - basic and diluted	0.47	0.64	1.39	0.78

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$30,144	$42,064	$11,338	$83,546	$92,868	$109,708	$28,009	$230,585
Europe	7,916	9,679	2,635	20,230	22,220	29,306	6,126	57,652
Asia	2,284	8,538	32,368	43,190	6,358	20,298	81,458	108,114
	$40,344	$60,281	$46,341	$146,966	$121,446	$159,312	$115,593	$396,351

By Sales Channel:
Direct to customer	$23,476	$36,154	$38,022	$97,652	$72,898	$96,759	$95,104	$264,761
Through distribution	16,868	24,127	8,319	49,314	48,548	62,553	20,489	131,590
	$40,344	$60,281	$46,341	$146,966	$121,446	$159,312	$115,593	$396,351

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Cinch Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$28,933	$31,770	$8,111	$68,814	$86,244	$83,522	$22,315	$192,081
Europe	7,458	8,714	1,972	18,144	23,576	26,993	4,890	55,459
Asia	2,144	7,309	28,081	37,534	6,723	18,567	76,812	102,102
	$38,535	$47,793	$38,164	$124,492	$116,543	$129,082	$104,017	$349,642

By Sales Channel:
Direct to customer	$24,806	$29,648	$29,927	$84,381	$73,459	$78,119	$85,290	$236,868
Through distribution	13,729	18,145	8,237	40,111	43,084	50,963	18,727	112,774
	$38,535	$47,793	$38,164	$124,492	$116,543	$129,082	$104,017	$349,642

The balances of the Company’s contract assets and contract liabilities at  September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020

Contract assets - current (unbilled receivables)	$28,093	$14,135
Contract liabilities - current (deferred revenue)	$1,131	$2,077

The change in balance of our unbilled receivables from December 31, 2020 to September 30, 2021 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2021 related to contracts that exceed one year in duration amounted to $28.5 million, with expected contract expiration dates that range from 2022 - 2025. It is expected that 59% of this aggregate amount will be recognized in 2022, 32% will be recognized in 2023 and the remainder will be recognized in years beyond 2023.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator:
Net earnings	$5,734	$7,475	$16,813	$9,244
Less dividends declared:
Class A	129	129	386	388
Class B	719	717	2,149	2,133
Undistributed earnings	$4,886	$6,629	$14,278	$6,723

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$811	$1,104	$2,375	$1,124
Class B undistributed earnings	4,075	5,525	11,903	5,599
Total undistributed earnings	$4,886	$6,629	$14,278	$6,723

Net earnings allocation - basic and diluted:
Class A net earnings	$940	$1,233	$2,761	$1,512
Class B net earnings	4,794	6,242	14,052	7,732
Net earnings	$5,734	$7,475	$16,813	$9,244

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,145	2,145	2,145
Class B - basic and diluted	10,269	10,223	10,237	10,176

Net earnings per share:
Class A - basic and diluted	$0.44	$0.57	$1.29	$0.70
Class B - basic and diluted	$0.47	$0.61	$1.37	$0.76

5.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2021 and December 31, 2020, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s SERP obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1 inputs) and amounted to $0.4 million at September 30, 2021 and $0.7 million at December 31, 2020.  During the first quarter of 2021, the Company entered into foreign exchange forward contracts, the fair value of which was less than $0.1 million at September 30, 2021.  The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 3 during the nine months ended September 30, 2021 or September 30, 2020.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2021 or September 30, 2020.

There were no financial assets accounted for at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, unbilled receivables, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At September 30, 2021 and December 31, 2020, the estimated fair value of total debt was $112.5 million and $118.4 million, respectively, compared to a carrying amount of $112.0 million and $115.6 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2021.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company considered the impacts of COVID-19 on Bel's business and on general economic conditions when making its assessment on whether a triggering event had occurred during the nine months ended September 30, 2021.  Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2021 or 2020 that would warrant interim impairment testing.

6.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2021	2020
Raw materials	$61,481	$40,846
Work in progress	31,010	25,916
Finished goods	35,688	33,371
Inventories	$128,179	$100,133

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Land	$1,108	$1,115
Buildings and improvements	20,919	19,917
Machinery and equipment	125,895	124,114
Construction in progress	2,261	1,603
	150,183	146,749
Accumulated depreciation	(114,630)	(112,248)
Property, plant and equipment, net	$35,553	$34,501

Depreciation expense was $2.3 million for each of the three month periods ended September 30, 2021 and 2020 and $7.2 million and $7.0 million, respectively, for the nine months ended September 30, 2021 and 2020.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At September 30, 2021, a total of $1.6 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet related to our corporate headquarters in Jersey City, New Jersey.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Sales commissions	$2,526	$2,574
Subcontracting labor	1,622	758
Salaries, bonuses and related benefits	20,355	17,165
Warranty accrual	1,129	1,010
Other	12,617	6,969
	$38,249	$28,476

The change in warranty accrual during the nine months ended September 30, 2021 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the nine months ended September 30, 2021.

Restructuring Activities

Included within other accrued expenses in the table above are costs accrued related to the Company’s restructuring activities.  Activity and liability balances related to restructuring costs for the nine months ended September 30, 2021 are as follows:

		Nine Months Ended
		September 30, 2021
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2020	Charges	Settlements	2021
Severance costs	$124	$675	$(550)	$249
Other restructuring costs	-	-	-	-
Total	$124	$675	$(550)	$249

9.	DEBT

At December 31, 2020, the Company had a Credit and Security Agreement with KeyBank National Association and the other lenders party thereto dated as of June 19, 2014 and amended and restated as of June 30, 2014 (as amended, the "Prior Credit Agreement" or the "Prior CSA").  The Prior CSA consisted of a term loan, with outstanding borrowings of $104.8 million, and a $75 million revolving credit facility, with $12.0 million in outstanding borrowings at December 31, 2020.  The carrying value of the debt on the condensed consolidated balance sheet at December 31, 2020 is reflected net of $1.3 million of deferred financing costs.

On September 2, 2021, the Company entered into an Amended and Restated Credit and Security Agreement (the “New Credit Agreement”), by and among the Company, as the borrower, KeyBank National Association (“KeyBank”), as administrative agent, swing line lender and issuing lender, and the other lenders identified therein.  The New Credit Agreement amends, restates and supersedes Bel’s Prior Credit Agreement.  The New Credit Agreement provides Bel with a $175 million 5-year senior secured revolving credit facility (the “New Revolver”), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The New Revolver replaces and refinances the $75 million revolving credit facility and the $125 million term loan facility that had existed under the Prior Credit Agreement.

Concurrent with its entry into the New Credit Agreement, the Company borrowed $115 million under the New Revolver facility, of which approximately $101.9 million and $12.0 million, respectively, was applied to discharge and satisfy in full the remaining obligations outstanding under the former term loan and the previous revolving credit facility that had existed under the Prior Credit Agreement.

Under the terms of the New Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the New Revolver or the addition of a term loan facility in the aggregate principal amount of up to $100 million for all such increases (revolver and term) to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.  In addition to requesting loans denominated in U.S. dollars, the New Credit Agreement provides that up to a U.S. Dollar equivalent principal amount of $15 million of the New Revolver may be borrowed by Bel in alternate foreign currencies including Euros, Pounds Sterling, Japanese Yen and such other currency as requested by Bel and consented to by KeyBank and each lender.

In connection with the effectiveness of the New Credit Agreement, the Company and certain of the Company’s material U.S. subsidiaries (together with the Company, the “Loan Parties”) provided to the administrative agent, for the benefit of the lenders, confirmation of the continuing use and effectiveness of each guaranty of payment and each security document executed and delivered by the Loan Parties in connection with the Prior Credit Agreement.  As a result, consistent with the Prior Credit Agreement, the obligations of the Company under the New Credit Agreement are guaranteed by the Loan Parties’ material U.S. subsidiaries, and secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties’ material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties’ direct foreign subsidiaries.

The borrowings under the New Credit Agreement will bear interest, generally payable quarterly, at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.125% per annum to 2.125% per annum depending on the Company’s leverage ratio, or (2)(a) an alternate “Base Rate,” which is the highest of (i) KeyBank’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR rate with a maturity of one month plus 1%, plus (b) a margin ranging from 0.125% per annum to 1.125% per annum, depending on the Company’s leverage ratio.  Additionally, the New Credit agreement contains standard provisions and procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York), with provisions applying that alternate benchmark where applicable following the replacement of LIBOR.  Pursuant to the terms of the New Credit Agreement, the Company has agreed to pay to KeyBank, as administrative agent for the ratable account of the revolving lenders in consideration for their commitments in respect of the New Revolver, a commitment fee due quarterly in arrears and calculated based on the average unused amount of the facility (exclusive of swing line exposure), at a rate ranging from 0.2% per annum to 0.3% per annum, depending on the Company’s leverage ratio.

Revolving loans borrowed under the New Credit Agreement mature on September 1, 2026, and the commitments with respect to the New Revolver will automatically terminate on such date.

The New Credit Agreement contains customary representations and warranties, covenants and events of default.  In addition, the New Credit Agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the New Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

The weighted-average interest rate in effect was 1.58% at September 30, 2021 and 2.19% at December 31, 2020 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA.  The Company incurred $1.5 million and $1.2 million of interest expense during the three months ended September 30, 2021 and September 30, 2020, respectively, and $3.0 million and $3.8 million of interest expense during the nine months ended September 30, 2021 and September 30, 2020, respectively.  The interest expense for the three months ended September 30, 2021 included the remaining $0.8 million of deferred financing costs associated with the extinguishment of debt under the Prior Credit Agreement.  The Company recorded $0.7 million of deferred financing costs associated with the New Credit Agreement, which are included in other current assets and other assets on the accompanying condensed consolidated balance sheet at September 30, 2021 and will be amortized to interest expense over the five year term of the New Credit Agreement.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2021.  The Company’s liabilities for uncertain tax positions totaled $27.6 million and $28.5 million at September 30, 2021 and December 31, 2020, respectively, of which $2.4 million is included in other current liabilities at December 31, 2020 and was resolved during 2021 by way of expiration of the related statutes of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.5 million and $0.4 million, respectively, in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $4.7 million and $5.2 million, respectively, accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

11.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended September 30, 2021 and 2020 amounted to $0.3 million in both periods.  The expense for the nine months ended September 30, 2021 and 2020 amounted to $0.9 million and $0.8 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2021, the plan owned 292,569 and 103,511 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2021 and 2020 amounted to $0.6 million and $0.1 million, respectively, and the expense for the nine months ended September 30, 2021 and 2020 amounted to $1.9 million and $0.2 million, respectively.  As of  September 30, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$169	$150	$508	$450
Interest cost	135	159	405	477
Net amortization	127	86	382	258
Net periodic benefit cost	$431	$395	$1,295	$1,185

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2021	2020
Prior service cost	$492	$586
Net loss	1,487	1,773
	$1,979	$2,359

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2021 and December 31, 2020 are summarized below:

	September 30,	December 31,
	2021	2020

Foreign currency translation adjustment, net of taxes of ($414) at September 30, 2021 and ($750) at December 31, 2020	$(15,113)	$(13,142)
Unrealized holding gains on available-for-sale securities, net of taxes of ($7) at September 30, 2021 and $0 at December 31, 2020	64	19
Unfunded SERP liability, net of taxes of ($1,294) at September 30, 2021 and ($1,377) at December 31, 2020	(4,641)	(4,940)

Accumulated other comprehensive loss	$(19,690)	$(18,063)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2021 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at December 31, 2020	$(13,142)	$19	$(4,940)		$(18,063)
Other comprehensive (loss) income before reclassifications	(1,971)	45	43		(1,883)
Amount reclassified from accumulated other comprehensive loss	-	-	256	(a)	256
Net current period other comprehensive (loss) income	(1,971)	45	299		(1,627)

Balance at September 30, 2021	$(15,113)	$64	$(4,641)		$(19,690)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other (expense) income, net on the accompanying condensed consolidated statement of operations.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

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

	Three Months Ended September 30, 2021
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$40,344	$60,281	$46,341	$-	$146,966
Gross Profit	10,003	15,762	10,722	(513)	35,974
Gross Profit %	24.8%	26.1%	23.1%	nm	24.5%

	Three Months Ended September 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$38,535	$47,793	$38,164	$-	$124,492
Gross Profit	11,219	11,552	10,793	(255)	33,309
Gross Profit %	29.1%	24.2%	28.3%	nm	26.8%

	Nine Months Ended September 30, 2021
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$121,446	$159,312	$115,593	$-	$396,351
Gross Profit	32,826	40,917	24,026	(2,652)	95,117
Gross Profit %	27.0%	25.7%	20.8%	nm	24.0%

	Nine Months Ended September 30, 2020
	Cinch Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$116,543	$129,082	$104,017	$-	$349,642
Gross Profit	33,950	31,085	26,198	(877)	90,356
Gross Profit %	29.1%	24.1%	25.2%	nm	25.8%

15.	SUBSEQUENT EVENT

In the second quarter of 2021, the Board of Directors approved the Company to enter into a hedging program related to its exposure to foreign exchange fluctuations between the Chinese Renminbi (CNY) and the U.S. Dollar (USD).  On October 26, 2021, the Company entered into multiple forward contracts to hedge a portion of its CNY exposure related to intercompany product purchases.  Under these foreign exchange forward contracts, the Company is committed to purchasing CNY 119,812,500 for $18.6 million.  These contracts mature at various dates through November 30, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2020 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2020 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All statements herein regarding the anticipated or likely impact of COVID-19 constitute Forward-Looking Statements.  All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

The Company operates through three product group segments, in addition to a Corporate segment.  In the nine months ended September 30, 2021, 40% of the Company’s revenues were derived from Power Solutions and Protection, 31% from Cinch Connectivity Solutions and 29% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

In 2021, the Company continued to be focused on the safety and well-being of its associates around the world in light of COVID-19 and the emergence of the Delta variant.  A significant amount of products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures are in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies as we continue to service our customers.  The majority of our office staff continues to work remotely for part of the week to avoid a large number of associates being present in an office setting at any one time.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

During the first nine months of 2020, the Company incurred indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China, which were offset by $0.9 million and $4.1 million of COVID-19 relief funding received from the Chinese government during the three and nine months ended September 30, 2020, respectively.

All of our manufacturing sites are operating as of the filing date of this Quarterly Report on Form 10-Q.  Although the majority of our factories in North America, Europe and Asia are currently at 90+% of their normal workforce levels, we are experiencing lower productivity and efficiency rates at certain sites in North America and Europe (estimated at 80-90%, depending on the impacted site) due to a reduced workforce at those sites.  In addition, in order to comply with social distancing requirements, certain of our factory floors are reconfigured to provide additional spacing in production lines, which has resulted in some inefficiencies related to product flow.  Bel has also experienced higher freight costs for products typically shipped by air due to lower cargo capacity with the reduction in commercial air travel.  While there are some delays within the supply chain in the movement of products related to border closures, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.  To date, we have not seen a significant reduction in demand for our products due to COVID-19, as many of our products support military, medical and networking applications, which generally have not been negatively impacted by COVID-19.  However, approximately 5% of our revenue relates to products utilized in end markets that have been impacted by COVID-19, such as commercial aerospace.

Beginning in the third quarter of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee.  Further, the majority of our product is shipped via air, and we have therefore been minimally impacted by ocean-related logistic constraints.

Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability and on our customers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Based on our analysis of ASC 350 and ASC 360 during the nine months ended September 30, 2021, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $62.0 million at September 30, 2021 as compared to $84.9 million at December 31, 2020, despite the utilization of $16.8 million in cash to fund acquisitions in the first quarter of 2021.  The Company also has availability under its current revolving credit facility; as of September 30, 2021, the Company could borrow an additional $43.9 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures during the first quarter of 2020, including the deferral of employer social security taxes under the federal CARES Act (through December 31, 2020), restrictions on new hires, suspension of salary reviews, the near elimination of non-essential business travel and restrictions on spending related to capital expenditures.  Certain of these restrictions were lifted in the second quarter of 2021.  During the nine months ended September 30, 2021, travel expenses incurred by the Company were $0.2 million lower than the same period of 2020.  The management team closely monitors the rapidly changing COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the nine months ended September 30, 2021 and/or future results include the following:

•

Revenues – The Company’s revenues in the first nine months of 2021 were up $46.7 million, or 13.4%, as compared to the same period of 2020.  The increase was primarily seen within our Power Solutions and Protection group from increased demand for our CUI and circuit protection products, and recent power design wins moving into production within the eMobility end market, partially offset by a reduction in modules product sales as we implemented the discontinuation of that product line.  The 2021 acquisitions of rms and EOS contributed a combined $12.4 million to Bel's consolidated sales from their respective acquisition dates through September 30, 2021.

•

Backlog – Our backlog of orders amounted to $390.4 million at September 30, 2021, an increase of $235.4 million, or 152%, from December 31, 2020.  Since year-end 2020, we saw a 195% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our power product lines.  The backlog of orders for our Magnetic Solutions products grew by 184% from year end, primarily driven by an increase in orders from a large networking customer.  Backlog for our Connectivity Solutions products increased by 64% from the 2020 year-end levels, primarily due to higher demand from our distribution customers and a partial recovery in demand from our direct and after-market commercial aerospace customers.

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

•

Pricing and Availability of Materials – There have been recent and ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.   As a result, the Company’s material costs as a percentage of revenue increased to 46.6% of sales during the first nine months of 2021 from 43.0% during the same period of 2020.

•

Labor Costs – Labor costs were 9.0% of revenue during the first nine months of 2021 as compared to 10.0% of revenue during the same period of 2020.  A favorable shift in product mix to less labor-intensive product was partially offset by higher labor costs associated with unfavorable exchange rate fluctuations in 2021 and wage increases that went into effect in March 2020 and May 2020 at our PRC factories.  There were also wage increases which went into effect at one of our factories in the PRC effective April 1, 2021 which had an impact on labor costs beginning in the second quarter of 2021.

•

Restructuring – During the nine months ended September 30, 2021, the Company exited its custom modules power product line and consolidated the manufacturing of its DC/DC power line to a single factory.  These actions resulted in $0.7 million in restructuring costs being recorded during the first nine months of 2021 with expected annualized cost savings of $0.5 million.  The exit of the modules product line also led to the closure of Bel's modules design center in Maidstone, UK in the third quarter of 2021, which is anticipated to result in annualized cost savings of $400,000.  During 2020, the Company implemented facility closures in Switzerland, Germany and Hong Kong and other general function consolidations at various sites.  In connection with the actions implemented in 2020, annualized cost savings of $4.4 million are expected to be realized in 2021 ($1.1 million in cost of sales, $2.0 million in R&D and $1.3 million in SG&A).  The Company will continue to explore opportunities to streamline the organization to further improve profitability.

•

Impact of Foreign Currency – During the three and nine months ended September 30, 2021, labor and overhead costs were $1.6 million and $4.4 million higher, respectively, than the same periods of 2020 due to an unfavorable foreign exchange environment as compared to the prior year period.  The Company realized foreign exchange transactional gains of $0.2 million and $0.4 million during the and three and nine months ended September 30, 2021, respectively, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, 2021 versus those in effect at December 31, 2020. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses in the first nine months of 2021 due to the appreciation of the Euro, British Pound, Mexican Peso and Chinese Renminbi against the U.S. dollar as compared to exchange rates in effect during 2020.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $1.6 million and $4.4 million higher, respectively, in the three and nine months ended September 30, 2021 as compared to the same period of 2020.  Throughout 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Mexican Peso for a portion of Bel's expected Peso obligations for the remainder of the year. The Company monitors changes in foreign currencies and may implement further actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical jurisdictions. See Note 10, “Income Taxes”.

With almost $750 million in orders received in the last 12 months, we remain impacted by material shortages and the worldwide logistics situation which we estimate impacted our net sales by approximately $10 million during the third quarter of 2021. While our margins were pressured given the increase in input costs, including labor and materials, we remain optimistic about the future given the various internal initiatives we have in progress. The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Summary by Operating Segment

Revenue and Gross Margin

The Company’s revenue and gross margin by operating segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2021	2020	2021	2020	2021	2020	2021	2020
Connectivity solutions	$40,344	$38,535	24.8%	29.1%	$121,446	$116,543	27.0%	29.1%
Magnetic solutions	46,341	38,164	23.1%	28.3%	115,593	104,017	20.8%	25.2%
Power solutions and protection	60,281	47,793	26.1%	24.2%	159,312	129,082	25.7%	24.1%
	$146,966	$124,492	24.5%	26.8%	$396,351	$349,642	24.0%	25.8%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $1.8 million and $4.9 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020.  These increases were primarily due to a partial rebound in demand from direct and after-market commercial aerospace customers of $1.4 million and $2.5 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020.   Sales of Connectivity Solutions products through our distribution channels were also higher by $3.1 million and $5.5 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020.  These sales increases were offset by a decline in military sales of $5.2 million and $7.2 million during the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods.  The shift in product mix in addition to higher material and labor costs in the 2021 periods offset the benefits of the higher sales volume on the gross margin line.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $8.2 million and $11.6 million during the three and nine months ended September 30, 2021, respectively. Demand for our Magnetic Solutions products has increased in recent quarters and we saw the heightened orders translate into sales in the second and third quarters of 2021. The labor market in the PRC continues to be competitive, driving wage rates higher.  Further, the Chinese Renminbi has appreciated against the U.S. Dollar in the three and nine month periods ended September 30, 2021 as compared to the same periods of 2020, adding to the higher labor burden in the 2021 periods.  During the 2020 period, our ability to manufacture product was temporarily impacted due to the factory closures associated with COVID-19.  Bel received $0.9 million and $4.1 million in subsidies from the Chinese government during the three and nine months ended September 30, 2020, respectively, to assist in offsetting COVID-related costs incurred, which aided our gross margin for this group in the 2020 periods presented above.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $12.5 million during the third quarter of 2021 and by $30.2 million during the nine months ended September 30, 2021 as compared to the same periods of 2020.   The sales increase for the third quarter was led by the inclusion of EOS, acquired in March 2021, which contributed sales of $4.3 million, higher CUI sales of $6.3 million (58%), a $2.4 million (52%) increase in fuse sales, and a $2.1 million (117%) increase in sales of product going into the eMobility end market.  The sales increase for the nine months ended September 30, 2021 versus the same period of 2020 was primarily due to growth of $13.3 million from the Bel Power Solutions business (including $5.4 million of higher sales into e-Mobility applications), an $11.6 million increase in CUI sales, $6.1 million of higher fuse sales, and the $7.8 million contribution from the March 2021 acquisition of EOS.  Sales growth in both periods presented was offset by declines in custom module sales of $3.2 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020 as the Company has discontinued this product line.  Gross margin improved in the 2021 periods above as compared to the 2020 periods as higher sales volume and a favorable shift in product mix offset the impact of increased material and labor costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Material costs	47.6%	42.2%	46.6%	43.0%
Labor costs	8.5%	10.4%	9.0%	10.0%
Other expenses	19.4%	20.6%	20.4%	21.2%
Total cost of sales	75.5%	73.2%	76.0%	74.2%

The increases in material costs as a percentage of sales during the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily relate to a higher percentage of our revenue relating to Power Solutions and Protection products, which carry a higher material content.  Further, there have been industry-wide shortages on certain raw materials, such as semiconductors and plastic resin, which has led to an increase in material pricing from our suppliers.  Labor costs as a percentage of sales have also increased from the 2020 periods due to wage rate increases at our PRC factories, and an unfavorable fluctuation in the Chinese Renminbi, Mexican Peso and Euro exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the third quarter of 2021 by $3.5 million and in the first nine months of 2021 by $8.9 million as compared to the same periods of 2020, as costs during the three and nine months ended September 30, 2020 were reduced by $0.9 million and $4.1 million, respectively, related to subsidies received from the Chinese government to offset costs and inefficiencies incurred due to the temporary closures of our factories in China in connection with COVID-19.

Research and Development ("R&D") Expense:

R&D expense amounted to $5.9 million and $5.7 million for the three months ended September 30, 2021 and 2020, respectively and $16.3 million and $17.9 million for the nine months ended September 30, 2021 and 2020, respectively.  The lower R&D expense during the nine months ended September 30, 2021 as compared to the same period of 2020 is largely reflective of cost savings related to the closure of our R&D facility in Uster, Switzerland in the third quarter of 2020.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $21.2 million for the third quarter of 2021, up from $19.4 million in the third quarter of 2020.  SG&A salaries and fringe benefits increased by $0.7 million, legal and professional fees increased by $0.4 million, and travel expenses were $0.2 million higher as compared to the third quarter of 2020.  These costs were partially offset by lower sales commissions of $0.5 million.

SG&A expenses were $64.8 million during the nine months ended September 30, 2021, up from $59.1 million during the same period of 2020.  SG&A salaries and fringe benefits increased by $3.6 million and legal and professional fees were higher by $1.0 million as compared to the same period of 2020.  These costs were partially offset by lower sales commissions of $0.4 million, lower office expenses of $0.3 million and a reduction in travel expenses of $0.2 million.

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

The provision for (benefit from) income taxes for the three months ended September 30, 2021 and 2020 was $1.4 million and ($1.1) million, respectively.  The Company’s earnings before income taxes for the three months ended September 30, 2021, were $0.8 million higher as compared to the same period in 2020. The Company’s effective tax rate was 20.2% and (16.9%) for the three months ended September 30, 2021 and 2020, respectively.  The change in the effective tax rate during the three months ended September 30, 2021 as compared to the same period in 2020, is primarily attributable to the tax expense relating to the addition of uncertain tax positions, offset by a decrease in U.S. taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act.  Additionally, the effective tax rate in 2020 was favorably impacted by the reversal of uncertain tax positions resulting from the expiration of certain statutes of limitations and the federal tax law changes for the CARES Act.  See Note 10, “Income Taxes.”

The provision for (benefit from) income taxes for the nine months ended September 30, 2021 and 2020 was $0.6 million and ($1.4) million, respectively.  The Company’s earnings before income taxes for the nine months ended September 30, 2020, were approximately $9.6 million higher than the same period in 2020, primarily attributable to an increase in the income from the North America segment. The Company’s effective tax rate was 3.4% and (18.3%) for the nine months ended September 30, 2021 and 2020, respectively.  The change in the effective tax rate during the nine months ended September 30, 2021 as compared to the same period in 2020, is primarily attributable the same factors noted above.  Additionally, the effective tax rate in 2020 was favorably impacted by the reversal of valuation allowances and the federal tax law changes for the CARES Act.  See Note 10, “Income Taxes.”

Liquidity and Capital Resources

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in both the next twelve months and in the longer term.

At September 30, 2021 and December 31, 2020, $44.8 million and $57.5 million, respectively (or 72% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first nine months of 2021, the Company repatriated $23.5 million from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 30.4% of the Company’s total assets at September 30, 2021 and 34.4% of total assets at December 31, 2020. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.0 to 1 at September 30, 2021 and 3.2 to 1 at December 31, 2020.

In September 2021, the Company entered into the New Credit Agreement.  The New Credit Agreement contains customary representations and warranties, covenants and events of default.  In addition, the New Credit Agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the New Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio. The unused credit available under the credit facility at September 30, 2021 was $62.5 million, of which we had the ability to borrow $43.9 million without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

We have been engaged in and recently completed a multi-year process of conforming the majority of our operations onto one global Enterprise Resource Planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP was conducted by business unit on a three-phase approach through 2021. Since inception of the project, we have incurred costs in a cumulative amount of $7.0 million in connection with this implementation, of which less than $0.1 million of costs were incurred during the nine months ended September 30, 2021 and no costs were incurred during the nine months ended September 30, 2020.  The first phase of the ERP implementation project was completed in the first quarter of 2019 with our Bel Power Solutions subsidiary going live on the new system effective January 1, 2019.  The second phase of the project was completed in the first quarter of 2020 with Bel's TRP Connector subsidiary going live on the new system effective January 1, 2020.  An additional phase of the project was completed in the first quarter of 2021 with a portion of Bel's legacy businesses going live on the new system effective January 1, 2021 and the final phase of the project was completed in July 2021 with the Company's Stewart Connector subsidiary going live on the new system effective July 1, 2021.  To date, we've achieved annual cost savings on ERP licensing fees of approximately $2 million within SG&A expense which were largely realized starting in 2019.  This overall project was completed during the third quarter of 2021, with no consulting costs anticipated going forward.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Cash Flows

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company’s cash and cash equivalents decreased by $23.0 million.  This decrease was primarily due to the following:

•	payments for acquisitions, net of cash acquired, of $16.8 million;
•	purchases of property, plant and equipment of $4.2 million;
•	dividend payments of $2.4 million;
•	repayments of long-term debt of $104.8 million; and
•	net cash used in operating activities of $1.7 million; partially offset by
•	proceeds from the sale of property, plant and equipment of $7.2 million; and
•	revolving credit line borrowings of $100.5 million

During the nine months ended September 30, 2021, accounts receivable increased by $11.9 million due to the increase in sales during the third quarter of 2021 as compared to the fourth quarter of 2020.  Days sales outstanding (DSO) were 54 days at September 30, 2021 as compared to 57 days at December 31, 2020.  Inventory increased by $22.8 million at September 30, 2021 compared to December 31, 2020, largely in raw materials to accommodate the recent increase in product orders.  Inventory turns, excluding R&D, increased slightly to3.5 at September 30, 2021 from 3.4 at December 31, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt.  During the first nine months of 2021, the U.S. Dollar depreciated against certain of the other currencies in which the Company pays its expenses.  In comparing average exchange rates during the first nine months of 2021 versus those during the same period of 2020, the British Pound appreciated by 8%, the Euro appreciated by 6%, the Chinese Renminbi appreciated by 7%, and the Mexican Peso appreciated by 7% against the U.S. Dollar as compared to the prior year period.  The Company estimates that the appreciation of these foreign currencies led to higher operating costs of $1.6 million during the third quarter of 2021 and $4.4 million during the first nine months of 2021 as compared to the same periods of 2020, as the majority of the Company's expenses in the PRC and Mexico are paid in local currency.  Foreign exchange gains were also recognized in the first nine months of 2021 of $0.4 million on translation of local currency balance sheet accounts to the U.S. Dollar in consolidation, resulting from foreign currency fluctuations since December 31, 2020. Throughout 2021, the Company entered into forward contracts to secure a favorable exchange rate related to the Mexican Peso for a portion of Bel's expected Peso obligations. The Company monitors changes in foreign currencies and may implement further pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

Borrowings under the Company's credit facility are at variable rates of interest and expose Bel to interest rate risk. If interest rates increase, the Company's debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company's net earnings and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of September 30, 2021, the Company had $112.5 million of borrowings under its credit facility at a variable interest rate. A 1% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.1 million increase or decrease in annual interest expense.

Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion of market risks.

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

Changes in internal controls over financial reporting:  There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factor described below, in addition to those described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

A shortage of availability or an increase in the cost of high-quality raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. Beginning in the third quarter of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts.  Further, a large percentage of Bel's manufacturing capacity and supplier base is located in the PRC where there have been recent power shortages, resulting in the PRC government rationing electricity in a number of provinces during peak production hours.  While we have not seen a material impact related to these items as of the time of this filing, any prolonged shutdown of a supplier's factory, or power outages at our factories, or those of our suppliers, could cause significant disruption to our supply chain and/or Bel's ability to manufacture its product.  Any material disruption could materially adversely affect our financial results.  See "The Effects of COVID-19 on Bel's Business" and "Other Key Factors Affecting our Business" in Item 2 of this Quarterly Report on Form 10-Q for a discussion of how pricing and availability of materials is currently impacting our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits:

10.1	Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
November 5, 2021
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)