Form 10-K
period 2021-12-31
BEL FUSE INC /NJ
filed 2022-03-14
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021) was $170.1 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2022
Class A Common Stock	2,144,912
Class B Common Stock	10,373,102

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this Annual Report on Form 10-K ("Form 10-K") refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A. of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

PART I

Item 1.  Business

Bel Fuse Inc. designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunication, computing, high-speed data transmission, military, commercial aerospace, transportation, e-Mobility and broadcasting industries.  Bel's portfolio of products also finds application in the automotive, medical and consumer electronics markets.

With more than 70 years in operation, Bel has reliably demonstrated the ability to participate in a variety of product areas across a global platform.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has consistently proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

The Company was incorporated in 1949 and is organized under New Jersey law.  Bel's principal executive offices are located at 206 Van Vorst Street, Jersey City, New Jersey 07302, and Bel's telephone number is (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (ticker symbols BELFA and BELFB).  For information regarding Bel's operating segments, see Note 13, "Segments", of the notes to our consolidated financial statements.  Hereinafter, all references to "Note" will refer to the notes to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be an important element in our growth strategy. The Company may, from time to time, purchase equity positions in companies that are potential merger candidates.  We frequently evaluate possible acquisition candidates that would expand our product and technology offerings to our customers and/or optimize our overall cost structure.

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had pro forma sales of $15.4 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively.  EOS will further assist Bel’s penetration of certain industrial and medical markets currently being served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition has diversified Bel's manufacturing footprint in Asia.  The EOS business is part of Bel's Power Solutions and Protection group.

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors” or "rms"), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment.  rms Connectors is a highly regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  Originally based in Coon Rapids, Minnesota, the rms Connectors business was relocated into Bel's existing facilities during the second quarter of 2021, and is part of Bel's Connectivity Solutions group.

On December 3, 2019, we completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and contributed sales of $55.8 million for 2021 and $43.1 million for 2020.  The acquisition of the CUI power business enhanced Bel's existing offering of power products, allowing us to better address more of our customers' power needs.  It also introduced an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.  CUI is part of Bel's Power Solutions and Protection group.

Products

The Company primarily generates revenue through the sale of its products.  Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (40% of net sales in 2021), Connectivity Solutions (30% of net sales in 2021) and Magnetic Solutions (30% of net sales in 2021).  While there are key customers and end markets within each of the three product groups, only one direct customer accounted for more than 10% of our consolidated net sales in 2021 (this customer represented 10.6% of our consolidated net sales in 2021).  Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

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

	Product Line	Function	Applications	Brands Sold Under
Power Solutions and Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream	Servers, telecommunication, network and data storage equipment	Bel Power Solutions
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications	Bel Power Solutions, MelcherTM, CUI
	Industrial Power Products	Converts between AC main line inputs and a wide variety of DC output voltages.	Rail, transportation, automation, test and measurement, medical, military and aerospace applications.	Bel Power Solutions, MelcherTM, CUI, EOS
	External Power Products	Standard and customizable desktop and wall plug adapters that convert AC main input voltages to a variety of DC output voltages.	Consumer and industrial devices and equipment	CUI
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Power supplies, cell phone chargers, consumer electronics, and battery protection.	Bel

Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, network infrastructure, structured building cabling and several industrial applications.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Avionics, smart munitions, communications, radar and various industrial equipment	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, IoT, 5G high-frequency and wireless communications	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	Ethernet, I/O, Industrial and Power Connectivity	RJ45, RJ11, M12, IP67 and USB connectivity for data/voice/video transmission.	Applications including routers, hubs, switches, peripheral device connectivity and patch panels; and emerging internet-of-things (IoT) applications	Stewart Connector

Magnetic Solutions

Bel's Magnetics offers industry leading products.  The Company's ICM products integrate RJ45 connectors with discrete magnetic components to provide better performance and a more robust device that allows customers to substantially reduce board space and optimize performance.  Power Transformers include standard and custom designs for use in a wide array of applications, including industrial instrumentation, alarm and security systems, motion control, elevators, and medical products.

	Product Line	Function	Applications	Brands Sold Under
Magnetic Solutions	Integrated Connector Modules (ICMs)	Condition, filter, and isolate the electronic signal to ensure accurate data/voice/video transmission and provide RJ45 and USB connectivity.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet, Power over Ethernet (PoE), PoE Plus and home networking applications.	Bel, TRP Connector®, MagJack®
	Power Transformers	Safety isolation and distribution.	Power supplies, alarm, fire detection, and security systems, HVAC, lighting and medical equipment. Class 2, three phase, chassis mount, and PC mount designs available.	Signal
	SMD Power Inductors & SMPS Transformers	A passive component that stores energy in a magnetic field. Widely used in analog electronic circuitry.	Switchmode power supplies, DC/DC converters, LED lighting, automotive and consumer electronics.	Signal
	Discrete Components-Ethernet	Condition, filter, and isolate the electronic signals to ensure high speed Ethernet data transmission.	Network switches, routers, hubs, and PCs used in multi-speed Gigabit Ethernet and Power over Ethernet (PoE).	Bel

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: direct strategic account managers, regional sales managers working with independent sales representative organizations or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2021, we had a sales and support staff of 201 persons that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Trends in Market Demand

Product orders, or bookings, received during 2021 amounted to $837.7 million, an 87% increase from 2020.  By product group, orders received for our Power Solutions and Protection products amounted to $378.5 million in 2021, a 107% increase from 2020.  This increase was partially due to higher orders of products serving the e-Mobility end market of $47.6 million, an increase in bookings from our CUI business of $29.4 million and incremental orders of $19.5 million related to our recently-acquired EOS business.  We also saw in 2021 an increase in demand for our circuit protection products and for our front-end and board mount power products.  Orders received for our Magnetic Solutions products were $258.7 million in 2021, 86% higher than in 2020 as a result of higher demand from our networking customers.  Bookings for our Connectivity Solutions products increased by 58% from 2020 to $200.5 million in 2021, largely due to the increased demand from our distribution partners coupled with a rebound in demand from our direct and aftermarket commercial aerospace customers with the gradual resumption of global air travel.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2022 to be approximately $498.0 million as compared with a backlog of $179.6 million as of February 28, 2021.  Management estimates that approximately 70%-75% of the Company's backlog as of February 28, 2022 will be shipped by December 31, 2022. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Throughout 2021, Bel has faced macroeconomic and global supply chain challenges, and these conditions are expected to continue in 2022.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

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

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates through January 2039.

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

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2021, Bel employed approximately 6,300 associates, almost all of which are full-time, across 15 countries, with 23 percent located within North America. Outside of the United States, our largest employee populations were located within Mexico, Slovakia, India and the PRC. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

Great Associates

Bel is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where associates feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Bel. Bel has been engaged in a strategy dedicated to evolving our inclusive culture while addressing underrepresentation across the Company.

Across the organization, we invest in our people to learn in a variety of ways - on the job, in the classroom, through self-directed learning, or through leadership programs. We have expanded our learning management system to make new content and training available to our associates. The Company has also expanded leadership development programs and continues to expand internship and apprenticeship programs to develop new talent.

Health and Safety

Bel offers a variety of programs globally to protect the health and safety of our associates. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.

In 2021, our focus continued to be on the immediate demands within the context of COVID-19 challenges. Where possible, our associates continue to work remotely and in the office on a hybrid schedule. There are additional safeguards in our plants consistent with the guidelines provided by the Centers for Disease Control and Prevention (CDC) and other health organizations around the world.  In addition, the Company continues to implement a variety of programs globally to protect the physical and mental health and safety of our associates through awareness training and wellness programs.  See "The Effects of COVID-19 on Bel’s Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how COVID-19 is currently impacting our business.

Culture

In an increasingly competitive global marketplace, Bel succeeds when we attract and retain the best talent that is reflective of the diversity of the communities in which we work and live.

We are committed to increasing the diversity of our workforce by participating in networking and community events and actively recruiting and hiring veterans, women, minorities, and individuals with disabilities.

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

As a company that has been in business for over 70 years, Bel understands the importance of trust, integrity and accountability at all levels of the organization.  Our policies, practices and priorities are continually reviewed to align with the best interests of our associates, shareholders and other stakeholders.

Environmental Initiatives

We view environmental, social, and governance (“ESG”) as a key component of every facet of our processes and operations and are committed to continual improvement to enhance our environmental performance.  Bel’s commitment to ESG is highlighted by the numerous Bel sites that comply with outside specifications designed to promote sustainable development such as ISO-9001 and ISO-14001.

Available Information

We maintain a website at www.belfuse.com where we make available free of charge the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results.  Our website also includes investor presentations and corporate governance materials.

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

STRATEGIC RISKS

We conduct business in a highly competitive industry.

Our business operates in a globally competitive industry, with relatively low barriers to entry. We compete principally on the basis of product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. The industry in which we operate has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than Bel, have significant financial resources and technological capabilities.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies.  If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations.  If the acquisitions fail to perform up to our expectations, or if there is a weakening of economic conditions, we could be required to record impairment charges on the goodwill associated with our acquisitions.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the outbreak of COVID-19 was first identified.  In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. Over the course of 2020 and 2021, our business was impacted by temporary facility closures, shelter-in-place orders and challenges related to travel restrictions imposed by the local governmental authorities.  Our suppliers, customers and our customers’ contract manufacturers have experienced similar challenges from time to time throughout the pandemic. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has, and could continue, to impact our business and consolidated results of operations and financial condition. On March 13, 2022, the PRC government issued a notice whereby effective immediately, certain regions would be temporarily shut down to perform widespread testing in response to the recent COVID-19 outbreak, which includes our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China. Both are currently closed for a minimum of 3-5 business days.  COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks.

As the status of the ongoing COVID-19 pandemic continues to be uncertain, additional Bel facilities could become negatively impacted.  COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks including as a result of the emergence of COVID-19 virus variants.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Annual Report on Form 10-K.  See "The Effects of COVID-19 on Bel’s Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how COVID-19 is currently impacting our business.

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

We may experience labor shortages.

Government, economic, social and labor policies in the PRC may cause shortages of factory labor in areas where we have some of our products manufactured.  Further, availability of labor in the PRC is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday.  If we are required to manufacture more of these products outside of the PRC as a result of such shortages, our margins will likely be materially adversely affected.

A shortage of availability or an increase in the cost of raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. Beginning in the third quarter of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts.  A recent increase in demand for electronic components within the industry had led to incremental direct and indirect supply chain challenges related to raw material availability and logistics and we expect this environment to continue in 2022.  Any material disruption could materially adversely affect our financial results.  See “The Effects of COVID-19 on Bel’s Business” and "Other Key Factors Affecting our Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how pricing and availability of materials is currently impacting our business.

We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.

The majority of Bel's Magnetic Solutions manufacturing capacity and supplier base is located in the PRC, as is a portion of Bel's Power Solutions and Protection group.  As of December 31, 2021, 62% of our associates, 73% of our owned or leased manufacturing facilities (by square footage) and 26% of our Company’s tangible assets were all located in the PRC.  Our Company’s presence and operations in the PRC expose us to significant risks that could materially and adversely affect our Company and our business, operations, financial position and results of operations.

For example, our significant operational presence in the PRC exposes us to foreign currency exchange risk.  Our PRC-based manufacturing associates’ salaries, and other labor and overhead costs, associated with our PRC operations are paid in the Chinese Renminbi.  As a result, the cost of our operations and our consolidated operating results may be adversely impacted by the effects of fluctuations in the applicable exchange rate for the Renminbi as compared to the U.S dollar.

Our significant labor force based within the PRC subjects us to risks associated with staffing and managing this substantial complement of factory workers and other associates who are important to our Company’s operations and success.  As noted above, factory workers in the PRC are represented by government-sponsored unions, and are participants in a cyclical labor market that may become subject to shortages including as a result of PRC government policies.  See “We may experience labor unrest” and “We may experience labor shortages” above.  Wage rates in the PRC have been gradually increasing in recent years as PRC government-mandated increases in the minimum wage rate have caused an increase in our overall pay scale for our PRC workers.

The PRC government has broad authority and discretion to regulate the economy, manufacturing, industry, and the technology sector, among other areas generally.  As a result, our activities and operations in PRC and as well as those of our PRC-based suppliers are subject to extensive local government regulation.  Additionally, the PRC government has implemented policies from time to time to regulate economic expansion.  It exercises significant control over its economic growth through the allocation of resources, setting monetary policy and providing preferential treatment to particular industries or companies.  Any additional new regulations or the amendment of previously implemented regulations could require us to change our business plans, increase our costs, or limit our ability to manufacture and sell products domestically and/or otherwise restrict or curtail our operations in the PRC.  To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results.  In 2021, there were power shortages in the PRC, resulting in the rationing of electricity in a number of provinces during peak production hours.  While these events did not have a material impact on our business and are not presently ongoing as of the date of this filing, any prolonged shutdown of our or our supplier’s factories (or other interference or limitation of production capacity resulting from other PRC infrastructure issues or government regulations, policies, mandates or otherwise), could cause significant disruption to our supply chain and/or Bel's ability to manufacture its products, and have a materially adverse effect on our business and operating results.

Our significant manufacturing operations in the PRC also expose us to other risks.  Risks inherent in our PRC operations include the following:

●	changes in import, export, transportation regulations and tariffs, and risks associated with boycotts and embargoes;
●

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the PRC, and government action to restrict our ability to sell to customers where sales of products may require export licenses;

●	transportation delays and other supply chain issues;
●	changes in tax regulations in the U.S. and/or the PRC, including restrictions and/or taxes applicable to the transfer or repatriation of funds;
●	international political relationships, including the relationship between the U.S. and the PRC;
●	epidemics and illnesses (including COVID-19, and any new variants that may emerge) within the PRC that affect the areas in which we operate and manufacture our products;
●	economic, social and political instability;
●	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;
●	less effective protection of intellectual property and contractual arrangements, and risks associated with enforcing contracts and legal rights and remedies generally;
●

uncertainties associated with the PRC legal system, which is based on civil law, can involve protected proceedings involving substantial judicial discretion, and is based in part on PRC government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect;

●	risks arising out of any changes in governmental and economic policy and the potential for adverse developments arising out of any political or economic instability related to Hong Kong or Taiwan;
●	the potential for political unrest, expropriation, nationalization, revolution, war or acts of terrorism; and
●	risks associated with the concentration of a substantial portion of our manufacturing capacity and supplier base in the PRC.

In addition to the risks associated with our PRC operations described above, the global nature of our operations generally subjects us to additional risks.  We conduct operations in 15 countries, and outside of the United States (and the PRC), our largest manufacturing operations and associate populations are located within Mexico, Slovakia, the UK and India.  Please see the Risk Factor appearing below under the caption, “The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and consolidated results of operations.”

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2021, approximately 18% of the Company's total net sales were sold to one ultimate end-user through various intermediary contract manufacturers.  The largest Bel direct-customer was an intermediary contract manufacturer that manufactured and assembled products to various end customers, which represented 10.6% of our 2021 consolidated net sales.  We believe that the loss of either of this ultimate end user and/or this intermediate contract manufacturer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations of customers in prior years. See Note 13, "Segments" for additional disclosures related to our significant customers.  Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents less than 10% of our 2021 consolidated net sales.

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

We have been engaged in a multi-year process of conforming the majority of our operations onto one global enterprise resource planning system ("ERP").  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team.  While this project is substantially complete, the conversion of recent acquisitions onto the new ERP system, or any significant deficiency in the design and implementation of the ERP could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

FINANCIAL RISKS

There are several factors which can cause our margins to suffer.

Our margins could be substantially impacted by the following factors.

●

Declines in Selling Prices: The average selling prices for our products tend to decrease over their life cycles, and customers put pressure on suppliers to lower prices even when production costs are increasing. Further, increased competition from low-cost suppliers around the world has put additional pressures on pricing. Any drop in demand for our products or increase in supply of competitive products could also cause a dramatic drop in our average sales prices.

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

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when lead times are particularly long. Customers often cancel orders when business is weak and inventories are excessive.  Additional factors that could cause the Company to fail to ship orders comprising our backlog include unanticipated supply difficulties, changes in customer demand and new customer designs.  Throughout 2021, Bel has faced macroeconomic and global supply chain challenges, and these conditions are expected to continue in 2022.  Due to the foregoing factors, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered, and backlog may not be a reliable indicator of the timing of future sales. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2022, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2022, to the Company's knowledge, this shareholder owned 19.1% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2022, Daniel Bernstein, the Company's Chief Executive Officer, beneficially owned 381,747 Class A common shares (or 21.9%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 394,702 Class A common shares (or 22.5%) of the outstanding Class A common shares whose voting rights were not suspended.

Our stock price, like that of many companies, has been and may continue to be volatile.

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

In addition, equity securities of many companies have experienced significant price and volume fluctuations even in periods when the capital markets generally are not distressed.  These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.

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

●	Social plans that prohibit or increase the cost of certain restructuring actions;
●	The uncertainty surrounding the effect of the United Kingdom's withdrawal from the European Union;
●	The potential for nationalization of enterprises or facilities; and
●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests.

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals.  In addition, other events, such as the United Kingdom's exit from the European Union and the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC also create a level of uncertainty.  If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our consolidated results of operations and consolidated financial condition.

The recent political tensions and armed conflict involving Russia and Ukraine continues to evolve and we are closely monitoring this dynamic situation.  As of the filing date of this Annual Report on Form 10-K, the Company had indefinitely ceased all shipments of product to customers in Russia.  As of February 28, 2022, there were approximately $2 million of orders in our backlog that were impacted by this decision.  The Company's operations in Slovakia have not been, and are not currently expected to be, impacted by the political instability of the Russia-Ukraine conflict as our facility is not in close proximity to the Ukraine border.  We do not currently anticipate any material impact to the Company's financial results.

For additional information regarding risks associated with our operations in the PRC, see the discussion set forth above under the caption, “We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 19,000 square feet of office and warehouse space. In addition to its facilities in Jersey City, New Jersey, the Company occupies 315,000 square feet at 20 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support.  Of this space, the Company leases 209,000 square feet in 15 facilities and owns properties of 125,000 square feet.

The Company also operated 20 manufacturing facilities in 7 countries as of December 31, 2021.  Approximately 14% of the 2.2 million square feet the Company occupies is owned while the remainder is leased.    See Note 18, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2021:

Location	Approximate Square Feet	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	661,000	Leased	36%
Pingguo, People's Republic of China	251,000	Leased	71%
Shenzhen, People's Republic of China	227,000	Leased	100%
Zhongshan, People's Republic of China	303,000	Leased	85%
Zhongshan, People's Republic of China	118,000	Owned	100%
Zhongshan, People's Republic of China	78,000	Owned	100%
Louny, Czech Republic	11,000	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Leased	100%
Worksop, United Kingdom	51,000	Leased	28%
Chelmsford, United Kingdom	17,000	Leased	80%
Sudbury, United Kingdom	12,000	Leased	90%
Dominican Republic	33,000	Leased	85%
Cananea, Mexico	29,000	Leased	60%
Reynosa, Mexico	80,000	Leased	56%
Glen Rock, Pennsylvania	74,000	Owned	60%
Waseca, Minnesota	127,000	Leased	83%
McAllen, Texas	40,000	Leased	56%
Melbourne, Florida	18,000	Leased	64%
Tempe, Arizona	8,000	Leased	100%

	2,243,000

Of the space described above, 237,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 472,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.6% of its identifiable assets are located in Asia.

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption "Legal Proceedings" in Note 18, "Commitments and Contingencies."

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

As of February 28, 2022, there were 42 registered shareholders of the Company's Class A Common Stock and 300 registered shareholders of the Company's Class B Common Stock.  As of February 28, 2022, the Company estimates that there were 531 beneficial shareholders of the Company's Class A Common Stock and 2,280 beneficial shareholders of the Company's Class B Common Stock. At February 28, 2022, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 19.1% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders".

(c)	Dividends

During the years ended December 31, 2021 and 2020, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.4 million in 2021 and $3.4 million in 2020.  There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.   On February 1, 2022, the Company paid a dividend to all shareholders of record at January 15, 2022 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 24, 2022, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on April 29, 2022 to all shareholders of record at April 15, 2022.  Determinations regarding future dividend payments will depend, in part, upon the immediate and long-term effects of the COVID-19 pandemic on the Company, its customers and its suppliers.

(d)	Common Stock Performance Comparisons

Not applicable.

Item 6.   [Reserved]

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

Under the SEC's amended definition of a "smaller reporting company," the Company is deemed to be a smaller reporting company.  Accordingly, among other things, the Company has reduced the number of years covered by its financial statements in Item 8.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunication, computing, high-speed data transmission, military, commercial aerospace, transportation, e-Mobility and broadcasting industries.  Bel's portfolio of products also finds application in the automotive, medical and consumer electronics markets.

We operate through three product group segments, in addition to a Corporate segment.  In 2021, 40% of the Company's revenues were derived from Power Solutions and Protection, 30% from Connectivity Solutions and 30% from our Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

Throughout 2020 and 2021, the Company was focused on the safety and well-being of its associates around the world in light of COVID-19 and the variants of COVID that followed.  A significant amount of products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by the various jurisdictions in which we operate. Our management team has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures, where possible, remain in place throughout our facilities, including employee screenings, physical partitions, social distancing, use of face coverings, travel and visitor restrictions and work from home policies on a part-time basis where possible as we continue to service our customers.  The majority of our office staff continues to work remotely for part of the week.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

During 2020, the Company incurred indirect COVID-19 related costs, including operational inefficiencies and employee retention programs at its manufacturing facilities in China, which were offset by $4.9 million of COVID-19 relief funding received from the Chinese government during the year ended December 31, 2020.

In order to comply with social distancing requirements, certain of our factory floors are reconfigured to provide additional spacing in production lines, which has resulted in some inefficiencies related to product flow.  Bel has also experienced higher freight costs for products typically shipped by air due to lower cargo capacity with the reduction in commercial air travel.  While there are some delays within the supply chain in the movement of products related to border closures, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.  To date, we have not seen a significant reduction in demand for our products due to COVID-19, as many of our products support military, medical and networking applications, which generally have not been negatively impacted by COVID-19.  Sales into our commercial aerospace end market, which had been impacted in 2020 with the pause in global air travel, have since started to rebound.

During the second half of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee.  Further, the majority of our product is shipped via air, and we have therefore been minimally impacted by ocean-related logistic constraints.

On March 13, 2022, the PRC government issued a notice whereby effective immediately, certain regions would be temporarily shut down to perform widespread testing in response to the recent COVID-19 outbreak in those regions and in accordance with Beijing’s zero-tolerance policy.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China are currently closed as of the filing date of this Annual Report on Form 10-K. These facilities will be closed for a minimum of 3-5 business days while residents undergo testing and will remain closed until further notice from the PRC government.  Further, certain of Bel’s customers and suppliers are also located within these regions, and a temporary disruption in the related supply chain is expected.  Although our other manufacturing sites in Asia, and those in North America and Europe, are currently running at normal workforce levels, COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks. Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability and on our customers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Based on our analysis of ASC 350 and ASC 360 during the year ended December 31, 2021, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $61.8 million at December 31, 2021 as compared to $84.9 million at December 31, 2020, despite the utilization of $16.8 million in cash to fund acquisitions in the first quarter of 2021.  The Company also has availability under its current revolving credit facility; as of December 31, 2021, the Company could borrow an additional $62.5 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  In order to assist with maintaining our liquidity position, the Company implemented several measures in early 2020, including the deferral of employer social security taxes under the federal CARES Act (through December 31, 2020), restrictions on new hires, suspension of salary reviews, the near elimination of non-essential business travel and restrictions on spending related to capital expenditures.  Certain of these restrictions were lifted in the second quarter of 2021.  Travel expenses incurred by the Company in 2021 were comparable with the reduced levels that the Company experienced in 2020.  The management team closely monitors the changing COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2021 and/or future results include the following:

•

Revenues – The Company's revenues increased by $77.7 million, or 16.7%, in 2021 as compared to 2020.  By product segment, Power Solutions and Protection sales and Magnetic Solutions sales each increased by 20% and Connectivity Solutions sales increased by 9%.

•

Backlog – Our backlog of orders totaled $467.8 million at December 31, 2021, representing an increase of $312.8 million, or over 200%, from December 31, 2020.  Since the 2020 year-end, the backlog for our Power Solutions and Protection products increased by 271%, due to an increase in demand for e-Mobility products and across the majority of our other power product lines. We saw a 233% increase in backlog for our Magnetic Solutions products, driven by restored demand from a large networking customer.  Our Connectivity Solutions backlog increased by 79%, primarily due to higher order volume through our distribution partners and restored demand from our direct and after-market commercial aerospace customers in 2021.  We estimate that approximately $25-$30 million of the backlog at December 31, 2021 relates to orders that were scheduled to ship in the fourth quarter of 2021 which did not ship by December 31, 2021, which we believe was largely due to supply chain challenges.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our Connectivity products have the highest contribution margins of our three product groups due to the harsh-environment, high-reliability nature of these products.  Our Power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our Magnetic Solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.   Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.  See Note 13, "Segments" for profit margin information by product group.

•

Pricing and Availability of Materials – There have been recent and ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.  As a result, the Company's material costs as a percentage of revenue increased to 46.2% of sales during 2021 from 43.3% of sales during 2020.

•

Labor Costs – Labor costs decreased from 9.9% of sales during 2020 to 9.0% of sales during 2021, primarily due to a change in classification of expenses from labor costs to material costs as a result of the 2021 ERP transition further described in the "Liquidity and Capital Resources" section below.  The impact of the reclassification was offset by increased costs associated with minimum wage increases in the PRC and Mexico and the effects of unfavorable fluctuations in foreign exchange rates.

•

Restructuring – During 2021, the Company exited its custom modules power product line and consolidated the manufacturing of its DC/DC power line to a single factory.  These actions resulted in $1.2 million in restructuring costs being recorded during the year ended December 31, 2021 with expected annualized cost savings of $0.5 million.  The exit of the modules product line also led to the closure of Bel's modules design center in Maidstone, UK in the third quarter of 2021, which is anticipated to result in annualized cost savings of $0.4 million.  During 2020, the Company implemented facility closures in Switzerland, Germany and Hong Kong and other general function consolidations at various sites.  In connection with the actions implemented in 2020, annualized cost savings of $4.4 million were realized in 2021 ($1.1 million in cost of sales, $2.0 million in R&D and $1.3 million in SG&A).  The Company will continue to explore opportunities to streamline the organization in 2022 to further improve profitability.  The foregoing statements regarding anticipated cost savings, and the immediately preceding sentence represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – During 2021, unfavorable fluctuations in exchange rates, particularly between the U.S. dollar and the Chinese Renminbi, resulted in higher labor and overhead costs of $5.1 million versus the exchange rates in effect during 2020.  Separately, a foreign exchange transactional loss of less than $0.1 million was realized during 2021.  Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company has significant manufacturing operations located in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $5.1 million higher in 2021 as compared to 2020.  The Company monitors changes in foreign currencies and in 2021 implemented additional foreign currency forward contracts, and may continue to implement in 2022 and beyond, pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results.

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

Looking ahead, we will continue to execute on our long-term strategic initiatives to grow revenue, improve margins, and strive for operational excellence.  All parts of the organization will be assessed, and we are working toward increasing our margin profile over time. Pricing adjustments to offset rising input costs are gradually taking effect in each segment and newly-implemented pricing policies will enable us to better react to future cost changes. There will also be an ongoing focus on our operating footprint to ensure it is aligned with our goals.  The preceding sentences represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Results of Operations - Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	Years Ended
	December 31,
	Net Sales		Gross Margin
	2021	2020	2021	2020
Connectivity solutions	$165,027	$150,731	26.4%	28.0%
Magnetic solutions	160,432	133,552	21.3%	24.8%
Power solutions and protection	218,035	181,488	27.0%	25.1%
	$543,494	$465,771	24.7%	25.7%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $14.3 million in 2021 as compared to 2020.  This increase was primarily due to an increase in demand from our distribution partners, which resulted in $10.9 million of higher sales.  There was also a partial rebound in demand from direct and after-market commercial aerospace customers resulting in an increase of $5.5 million 2021 as compared to 2020.   These sales increases were offset by a decline in military sales of $10.5 million during 2021 as compared to the prior year.  The shift in product mix in addition to higher material and labor costs in the 2021 period offset the benefits of the higher sales volume on the gross margin line.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $26.9 million in 2021 as compared to 2020. Demand for our Magnetic Solutions products has increased in recent quarters and we saw the heightened orders translate into sales during the latter part of 2021. The labor market in the PRC continues to be competitive, driving wage rates higher.  Further, the Chinese Renminbi has appreciated against the U.S. Dollar in 2021 as compared the exchange rates in effect during 2020, adding to the higher labor burden in 2021.  During 2020, our ability to manufacture product was temporarily impacted due to the factory closures associated with COVID-19.  Bel received $4.9 million in subsidies from the Chinese government during 2020 to assist in offsetting COVID-related costs and inefficiencies incurred, which aided our gross margin for this group in the 2020 gross margin presented above.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $36.5 million during 2021 as compared to 2020.   The sales increase was primarily due to growth of $16.7 million from the Bel Power Solutions business (including $6.2 million of higher sales into e-Mobility applications), a $12.7 million increase in CUI sales, $8.1 million of higher fuse sales, and the $12.4 million contribution from the March 2021 acquisition of EOS.  This sales growth was partially offset by declines in custom module sales of $8.9 million as compared to 2020 as the Company has discontinued this product line.  Gross margin improved in 2021 versus 2020 as higher sales volume and a favorable shift in product mix offset the impact of increased material and labor costs.

Cost of Sales

Cost of sales as a percentage of net sales for the two years ended December 31, 2021 consisted of the following:

	Years Ended
	December 31,
	2021	2020
Material costs	46.2%	43.3%
Labor costs	9.0%	9.9%
Other expenses	20.1%	20.7%
Total cost of sales	75.3%	73.9%

The fluctuations in material costs and labor costs as a percentage of sales during the year ended December 31, 2021 compared to the year ended December 31, 2020 were primarily due to a shift in classification of certain outsourced manufacturing from labor costs to material costs in connection with the transition of our legacy Bel businesses onto the new ERP system effective January 1, 2021.  As such, material costs and labor costs should be viewed on a combined basis when comparing to the prior year.  In the aggregate, these variable costs increased from 53.2% of sales in 2020 to 55.2% of sales in 2021.  These higher variable costs are largely attributable to wage rate increases at our PRC factories and an unfavorable fluctuation in the Chinese Renminbi, Mexican Peso and Euro exchange rates versus the U.S. dollar during those periods.  Further, there have been industry-wide shortages on certain raw materials, such as semiconductors and plastic resin, which has led to an increase in material pricing from our suppliers.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during 2021 by $12.8 million as compared to 2020, due in part to $4.9 million of subsidies received from the Chinese government in 2020 to offset costs and inefficiencies incurred due to the temporary closures of our factories in China in connection with COVID-19.  Our support labor expenses were also impacted by unfavorable fluctuations in the Chinese Renminbi and Mexican Peso as compared to exchange rates in place during 2020.

Research and Development ("R&D")

R&D expenses were $21.9 million and $23.6 million for the years ended December 31, 2021 and 2020, respectively.  The reduction in R&D expenses during 2021 largely resulted from a full year of cost savings related to the closure of the Company's Power R&D facility in Switzerland in August 2020.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $86.6 million in 2021 as compared with $78.7 million in 2020.  SG&A salaries and fringe benefits increased by $5.8 million and legal and professional fees were higher by $1.2 million as compared to 2020.  These costs were partially offset by lower sales commissions of $0.3 million and a reduction in other selling costs of $1.2 million in 2021 as compared to 2020.

Restructuring Charges

The Company recorded $1.2 million of restructuring charges in 2021 related to the consolidation of its DC/DC power product line into a single factory, and the discontinuation of its custom modules product line. The Company recorded $0.6 million of restructuring charges in 2020 related to cost savings measures implemented during the year, including the closure of its Switzerland and Germany facilities, and a portion of its warehouse space in Hong Kong, among other actions.

Interest Expense

The Company incurred interest expense of $3.5 million in 2021 and $4.7 million in 2020 primarily due to its outstanding borrowings under the Company's credit and security agreement.  The reduction in interest expense during 2021 related to lower interest rates on the Company's outstanding balance during 2021, in addition to a lower debt balance throughout 2021 as compared to 2020.  See "Liquidity and Capital Resources" and Note 10, "Debt" of the Notes to our Consolidated Financial Statements for further information on the Company's outstanding debt.

Other Expense, Net

Other expense, net was $0.4 million in 2021 compared to $1.8 million in 2020.  This line item included a foreign exchange loss of less than $0.1 million in 2021 as compared to a foreign exchange loss of $2.2 million in 2020.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic segment in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 9, "Income Taxes" to the Company's Consolidated Financial Statements, “Income Taxes” and the “Tax Reform” discussion below.

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

2021 as Compared to 2020

The provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020 was $2.5 million and $(0.7) million, respectively.  The Company’s earnings before income taxes for the year ended December 31, 2021 were approximately $15.2 million higher than the same period in 2020, primarily attributable to an increase in income in the Asia and North America regions, offset by a decrease in the Europe region.  The Company’s effective tax rate was 9.2% and (5.4%) for the years ended December 31, 2021 and 2020, respectively. The change in the effective tax rate during the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily attributable to an increase in U.S. tax expense resulting from higher U.S. income, as well as an increase in tax expense relating to the addition of uncertain tax positions. Additionally, the effective tax rate in 2020 was favorably impacted by the reversal of uncertain tax positions resulting from the expiration of certain statues of limitations and federal tax law changes for the CARES Act.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company held an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited had been established to handle the Company’s sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  This company was not subject to Macao corporate profit taxes which are imposed at a tax rate of 12%.  As part of Macau’s commitment to comply with OECD standards, it abolished the existing offshore company (MOC) regime as of January 1, 2021. The existing law and the relevant regulations related to the offshore business was abolished and the operating permit to carry on offshore business was terminated on January 1, 2021. The Company has decided to continue this company’s operations and beginning January 1, 2021 has, and will continue, to pay 12% tax on any profits from this operation.

Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, management has not provided for deferred taxes on outside basis differences at December 31, 2021 and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese Renminbi, and to a lesser extent in British pounds and Mexican pesos.  The Chinese Renminbi and British pound each appreciated by 6%, the Mexican Peso appreciated by 5% and the Euro appreciated by 3% versus the U.S. dollar in 2021 compared to 2020.   To the extent the Renminbi or Peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates as further described in Note 12, "Derivative Instruments and Hedging Activities". The Company's European entities, whose functional currencies are Euros, British pounds and Czech Korunas, enter into transactions which include sales that are denominated principally in Euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in net realized and unrealized currency exchange losses of less than $0.1 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively, which were included in other expense, net on the consolidated statements of operations.  The currency exchange losses recorded in 2020 were primarily due to the unfavorable impact of the appreciation of the Chinese Renminbi and Euro against the U.S. dollar. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of ($1.8) million and $6.9 million for the years ended December 31, 2021 and 2020, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of liquidity include $61.8 million of cash and cash equivalents at December 31, 2021, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the year ended December 31, 2021, the Company's cash and cash equivalents decreased by $23.2 million.  This decrease was primarily due to the following:

•	payments for acquisitions, net of cash acquired, of $16.8 million;
•	purchases of property, plant and equipment of $9.4 million;
•	dividend payments of $3.4 million; and
•	repayments of long-term debt of $104.8 million; partially offset by
•	net cash provided by operating activities of $4.6 million;
•	proceeds from the sale of property, plant and equipment of $7.3 million; and
•	revolving credit line borrowings of $100.5 million

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

During the year ended December 31, 2021, accounts receivable increased $13.0 million primarily due to the higher sales volume in the second half of 2021 as compared to the same period of 2020.  Days sales outstanding (DSO) decreased to 54 days at December 31, 2021 from 57 days at December 31, 2020.  Inventories increased by $34.0 million from the December 31, 2020 level as raw material levels were higher in response to an increase in customer demand for our products.  Inventory turns, excluding R&D, were 3.1 times for the year ended December 31, 2021 as compared to 3.4 times for the year ended December 31, 2020.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 29.1% and 34.4% of the Company's total assets at December 31, 2021 and December 31, 2020, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 and 3.2 to 1 at December 31, 2021 and December 31, 2020, respectively.  At December 31, 2021 and 2020, $42.0 million and $57.5 million, respectively (or 68% at each date), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During 2021, the Company repatriated $26.3 million of funds from outside of the U.S., with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed.  The Company's material cash requirements arising in the normal course of business primarily include:

Debt Obligations and Interest Payments - The Company currently has $112.5 million outstanding under its revolving credit facility as further described below and in Note 10, "Debt".  There are no mandatory principal payments due on the credit facility borrowings within the next twelve months.  The balance of $112.5 million is due upon expiration of the credit facility on September 1, 2026.  Anticipated interest payments due amount to $8.6 million, of which $1.8 million is expected to be paid within the next twelve months based on our debt balance and interest rate in place at December 31, 2021.

Lease Obligations - The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration.  There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles.  As of December 31, 2021, the Company was contractually obligated to pay future operating lease payments of $24.9 million, of which $7.9 million is expected to be paid within the next twelve months, and future financing lease obligations of $3.0 million, of which $0.6 million is expected to be paid in the next twelve months.  See Note 17, "Leases" for further information.  Subsequent to year-end, in January 2022, the Company entered into an additional operating lease with aggregate cash requirements of approximately $6.1 million over the term of the lease, of which $0.3 million is expected to be paid in 2022.

Purchase Obligations - The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $119.6 million at December 31, 2021, of which $113.7 million is expected to be paid in the next twelve months.  The Company also had outstanding purchase orders related to capital expenditures which totaled $5.1 million at December 31, 2021, all of which is expected to be paid in 2022.

Pension Benefit Obligations - As further described in Note 14, "Retirement Fund and Profit Sharing Plan", the Company maintains a Supplemental Executive Retirement Plan ("SERP").  At December 31, 2021, estimated future obligations under the plan amounted to $23.6 million.  It is expected that the Company will pay $0.9 million in benefit payments in connection with the SERP during 2022.  Included in other assets at December 31, 2021 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $16.4 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Dividends - The Company has historically paid quarterly dividends on its two classes of common stock, which amounted to $3.4 million in each of 2020 and 2021.  Consistent with the dividend rates declared in prior years, Bel's Board of Directors declared dividends on October 28, 2021 and again on February 24, 2022 on each of our two classes of common stock. These two quarterly payments will be made in the first half of 2022 in the total anticipated amount of $1.7 million.

Tax Payments - At December 31, 2021, we had liabilities for unrecognized tax benefits and related interest and penalties of $28.4 million, all of which is included in other liabilities on our consolidated balance sheet. At December 31, 2021, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," for further discussion.  Also included on our consolidated balance sheet at December 31, 2021 is $9.1 million of transition tax related to the 2017 U.S. tax reform, of which $1.1 million is expected to be paid in 2022.

Credit Facility

In September 2021, the Company entered into a new credit facility (the "New Credit Agreement") which amends, restates and supersedes the Prior Credit Agreement, as further described in Note 10, "Debt".  The New Credit Agreement contains customary representations and warranties, covenants and events of default.  In addition, the New Credit Agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the New Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At December 31, 2021, the Company had $112.5 million outstanding under its New Credit Agreement.  The unused credit available under the credit facility at December 31, 2021 was $ 62.5 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.  At December 31, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, t he Leverage Ratio.

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the New Credit Agreement, in November 2021, the Company executed two pay-fixed, receive-variable interest rate swap agreements covering approximately half of its variable interest exposure effective December 31, 2021 through August 2026.  See Note 12, "Derivative Instruments and Hedging Activities" for further details.

Critical Accounting Estimates

The Company's consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  The Company bases its estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Different assumptions and judgments could change the estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported.  Management evaluates its estimates, assumptions and judgments on an ongoing basis.

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations.

Business Combinations

In a business combination, we allocate the fair value of purchase price consideration to the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree based on their estimated fair values. The excess of the fair value of purchase price consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers or earned through the use of acquired trademarks, estimated royalty rates, acquired technology, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Inventory Valuation

The Company values its inventory based on its cost. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. Our reserve calculations are based on historical experience related to slow-moving inventory in addition to specific known concerns in the case of products going end-of-life or customer cancellations.  As of December 31, 2021 and 2020, the Company had reserves for excess or obsolete inventory of $12.1 million and $9.9 million, respectively.  With the recent increase in demand for our products coupled with higher raw material prices, our value of inventory on hand has increased by $39.3 million from December 31, 2020 to December 31, 2021.  In the event of a sudden decrease in demand for our products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would have an unfavorable impact on our gross margin.

Goodwill

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

Income Approach Used to Determine Fair Values

The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. We use a discount rate that reflects a market-derived weighted average cost of capital. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value long-term growth rates, provisions for income taxes, future capital expenditures and changes in future cashless, debt-free working capital.  We applied a combined weighting of 75% to the income approach when determining the fair value of our reporting units.

Market Approach Used to Determine Fair Values

The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Publicly Traded Company Method"). These multiples are derived from comparable publicly traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company as a whole. The key estimates and assumptions that are used to determine fair value under this market approach include current and forward 12-month operating performance results and the selection of the relevant multiples to be applied. Under the Guideline Publicly Traded Company Method, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

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

As indicated in Note 4, "Goodwill and Other Intangible Assets", the fair value of each of our three reporting units exceeded their respective carrying values by a large margin (ranging from 40.3% to 136.7%).  If market factors change and the discount rate utilized in the fair value calculation changes, it would result in a higher or lower fair value of our reporting units.  The discount rates utilized in our October 1, 2021 impairment test ranged from 15.0% to 16.5%.  An increase in the discount rate assumption of 50 basis points would have impacted the fair values of our reporting units, and would have reduced the excess of fair value over carrying value to a revised range of 35.7% to 129.1%.  Further, if we are unable to achieve the projected revenue growth rates or margins assumed in our projections, this would also impact the fair value of our reporting units.  If we change our reporting unit structure or other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2021, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2021 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2021.  We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 1, or upon a triggering event, using a fair value approach, the relief-from-royalty method (a form of the income approach).  The Company conducted its annual impairment tests as of October 1, 2021 and 2020, and no impairment was identified at either testing date.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2021 and that no impairment existed as of that date. At December 31, 2021, the Company's indefinite-lived intangible assets related solely to trademarks.

Pension Benefit Obligations

Net periodic benefit cost for the Company's SERP totaled $1.7 million in 2021 and $1.6 million in 2020.  Benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations.  The changes in net periodic benefit cost year over year are attributable to demographic changes within the plan, as well as any changes to the discount rate or the assumption around the future annual increases in compensation.  The discount rate utilized for the net periodic benefit cost was 2.25% at December 31, 2021 and 3.00% at December 31, 2020.  An increase/decrease in this 2021 discount rate assumption of 25 basis points would have decreased/increased the 2021 periodic benefit cost by less than $0.1 million.  The discount rate utilized for the pension benefit obligation was 2.75% at December 31, 2021 and 2.25% at December 31, 2020.  An increase/decrease in this 2021 discount rate assumption of 25 basis points would have reduced/increased the pension benefit obligation by $0.8 million at December 31, 2021.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake another substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed through cash on hand and through bank borrowings or the issuance of public or private debt or equity. If the Company borrows additional money to finance acquisitions, this would further decrease the Company's ratio of earnings to fixed charges, and could further impact the Company's material restrictive covenants, depending on the size of the borrowing and the nature of the target company. Under its existing credit facility, the Company is required to obtain its lender's consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, and may be restricted from paying cash dividends on its common stock. Depending on the nature of the transaction, the Company cannot assure investors that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Connectivity Europe, Power Europe and CUI reporting units

As described further in Notes 1 and 4 to the financial statements, the Company performed a quantitative goodwill impairment assessment as of October 1, 2021, the date of the annual impairment assessment, on three of its reporting units, Connectivity Europe, Power Europe and CUI. These reporting units had goodwill balances totaling $25.8 million as of October 1, 2021. We identified the Company’s quantitative goodwill impairment assessment for the Connectivity Europe, Power Europe and CUI reporting units as a critical audit matter.

The principal considerations for our determination that the quantitative goodwill impairment assessment is a critical audit matter are the significant management estimates and judgments related to forecasts of expected future cash flows used in the estimation of each reporting unit’s fair value. Management’s significant estimates and judgments include the determination of discount rates, revenue growth rates, operating margins, and projected long-term growth rates. This required a high degree of auditor judgment and an increased extent of effort, including professionals with specialized skills and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the quantitative goodwill impairment testing of the Connectivity Europe, Power Europe and CUI reporting units included the following, among others:

●

We tested the design and operating effectiveness of controls relating to management’s quantitative goodwill impairment evaluation, including those over management’s forecasts of future revenues, operating margins and long-term growth rates and the determination of the discount rate.

●	We evaluated management’s revenue growth rates and operating margins for consistency with relevant historical data, changes in the businesses, and external industry data.
●

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management and performed sensitivity analyses on the future revenue, operating margins, long-term growth rates and discount rates used to evaluate the impact changes in these assumptions have on management’s conclusions.

   /s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 14, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Iselin, New Jersey

March14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Bel Fuse Inc.
Jersey City, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bel Fuse Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2021

We began serving as the Company's auditor since 1983.  In 2021, we became the predecessor auditor.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$61,756	$84,939
Accounts receivable, net of allowance for doubtful accounts of $1,536 and $1,036, at December 31, 2021 and 2020, respectively	87,135	71,372
Inventories	139,383	100,133
Unbilled receivables	28,275	14,135
Other current assets	12,467	9,637
Total current assets	329,016	280,216

Property, plant and equipment, net	38,210	34,501
Right-of-use assets	21,252	14,217
Intangible assets, net	60,995	65,789
Goodwill, net	26,651	23,966
Deferred income taxes	4,461	5,705
Other assets	31,261	29,472
Total assets	$511,846	$453,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,960	$39,774
Accrued expenses	34,453	28,476
Current maturities of long-term debt	-	5,286
Operating lease liability, current	6,880	6,591
Other current liabilities	4,719	7,409
Total current liabilities	112,012	87,536

Long-term liabilities:
Long-term debt	112,500	110,294
Operating lease liability, long-term	14,668	8,064
Liability for uncertain tax positions	28,434	26,089
Minimum pension obligation and unfunded pension liability	23,909	24,620
Deferred income taxes	1,487	1,030
Other long-term liabilities	10,093	10,434
Total liabilities	303,103	268,067

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,377,102 and 10,208,602 shares outstanding at December 31, 2021 and December 31, 2020, respectively (net of 3,218,307 treasury shares)	1,038	1,021
Additional paid-in capital	38,419	36,136
Retained earnings	187,935	166,491
Accumulated other comprehensive loss	(18,863)	(18,063)
Total stockholders' equity	208,743	185,799
Total liabilities and stockholders' equity	$511,846	$453,866

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020

Net sales	$543,494	$465,771
Cost of sales	409,111	346,041
Gross profit	134,383	119,730

Research and development costs	21,891	23,611
Selling, general and administrative expenses	86,612	78,704
Restructuring charges	1,201	601
Gains on sales of property	(6,578)	(1,853)
Income from operations	31,257	18,667

Interest expense	(3,542)	(4,746)
Other expense, net	(388)	(1,785)
Earnings before provision for (benefit from) income taxes	27,327	12,136

Provision for (benefit from) income taxes	2,506	(659)
Net earnings available to common shareholders	$24,821	$12,795

Net earnings per common share:
Class A common shares - basic and diluted	$1.90	$0.97
Class B common shares - basic and diluted	$2.02	$1.05

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,145	2,145
Class B common shares - basic and diluted	10,258	10,185

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2021	2020

Net earnings	$24,821	$12,795

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($334) and $8	(1,769)	6,890
Unrealized holding (losses) gains on marketable securities arising during the period, net of taxes of $0 and $7	(106)	7
Change in unfunded SERP liability, net of taxes of ($875) and $738	1,075	(895)
Other comprehensive (loss) income:	(800)	6,002
Comprehensive income	$24,021	$18,797

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2019	$168,051	$157,063	$(24,065)	$214	$1,013	$33,826
Net earnings	12,795	12,795	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(515)	(515)	-	-	-	-
Class B Common Stock, $0.28/share	(2,852)	(2,852)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	11	(11)
Forfeiture of restricted common stock	-	-	-	-	(3)	3
Foreign currency translation adjustment, net of taxes of $8	6,890	-	6,890	-	-	-
Unrealized holding gains on marketable securities arising during the year, net of taxes of $7	7	-	7	-	-	-
Stock-based compensation expense	2,318	-	-	-	-	2,318
Change in unfunded SERP liability, net of taxes of $738	(895)	-	(895)	-	-	-
Balance at December 31, 2020	185,799	166,491	(18,063)	214	1,021	36,136

Net earnings	24,821	24,821	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(515)	(515)	-	-	-	-
Class B Common Stock, $0.28/share	(2,862)	(2,862)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	21	(21)
Forfeiture of restricted common stock	-	-	-	-	(4)	4
Foreign currency translation adjustment, net of taxes of ($334)	(1,769)	-	(1,769)	-	-	-
Unrealized holding losses on marketable securities arising during the year, net of taxes of $0	(106)	-	(106)	-	-	-
Stock-based compensation expense	2,300	-	-	-	-	2,300
Change in unfunded SERP liability, net of taxes of ($875)	1,075	-	1,075	-	-	-
Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$38,419

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net earnings	$24,821	$12,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,861	16,423
Stock-based compensation	2,300	2,318
Amortization of deferred financing costs	1,302	654
Deferred income taxes	441	(1,743)
Unrealized losses on foreign currency revaluation	44	2,168
Gain on sale of property, plant and equipment	(6,440)	(1,694)
Other, net	1,276	1,259
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(12,982)	5,397
Unbilled receivables	(14,140)	2,183
Inventories	(34,005)	9,690
Other current assets	(2,240)	4,468
Other assets	(1,182)	(1,587)
Accounts payable	23,961	(6,044)
Accrued expenses	4,684	1,021
Other liabilities	1,441	(1,460)
Income taxes payable	(1,510)	260
Net cash provided by operating activities	4,632	46,108

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,397)	(5,476)
Payments for acquisitions, net of cash acquired	(16,811)	-
Proceeds from disposal/sale of property, plant and equipment	7,330	3,961
Net cash used in investing activities	(18,878)	(1,515)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2021	2020

Cash flows from financing activities:
Dividends paid to common shareholders	(3,379)	(3,363)
Deferred financing costs	(675)	(600)
Borrowings under revolving credit line	115,000	-
Repayments under revolving credit line	(14,500)	(20,000)
Repayments of long-term debt	(104,846)	(8,179)
Net cash used in financing activities	(8,400)	(32,142)
Effect of exchange rate changes on cash	(537)	199

Net (decrease) increase in cash and cash equivalents	(23,183)	12,650

Cash and cash equivalents - beginning of year	84,939	72,289

Cash and cash equivalents - end of year	$61,756	$84,939

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$2,872	$2,649
Interest payments	$2,140	$4,131

Details of acquisitions:
Fair value of identifiable net assets acquired	$18,215	$-
Goodwill	2,499	-
Fair value of net assets acquired	$20,714	$-

Fair value of consideration transferred	$20,714	$-
Less: Cash acquired in acquisitions	(3,903)
Cash paid for acquisitions, net of cash acquired	$16,811	$-

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED December 31, 2021 and 2020

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and sell a broad array of products that power, protect and connect electronic circuits.  These products are used in the networking, telecommunication, high-speed data transmission, commercial aerospace, military, e-Mobility, broadcasting, transportation and consumer electronic industries around the world.  We manage our operations by product group through our reportable operating segments, Connectivity Solutions, Power Solutions and Protection and Magnetic Solutions, in addition to a Corporate segment.

All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Estimates and Uncertainties - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to product returns, provisions for bad debt, inventories, goodwill, intangible assets, investments, Supplemental Executive Retirement Plan ("SERP") expense, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has, and could continue, to impact our business and consolidated results of operations and financial condition. On March 13, 2022, the PRC government issued a notice whereby effective immediately, certain regions would be temporarily shut down to perform widespread testing in response to the recent COVID-19 outbreak, which includes our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China. Both are currently closed for a minimum of 3-5 business days.

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

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange losses of less than $0.1 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively, which were included in other expense, net on the consolidated statements of operations.

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  We grant credit to customers that are primarily original equipment manufacturers and to subcontractors of original equipment manufacturers based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures and establish allowances for anticipated losses.  See Note 13, "Segments," for disclosures regarding significant customers.

Inventories - Inventories are stated at the lower of standard cost or market.  Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the consolidated statements of operations.  The Company utilizes the average cost method in determining amounts to be removed from inventory.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 11.9% and 14.5% at December 31, 2021 and 2020, respectively, of our consolidated total assets.

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

Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 1 to 33 years for buildings and leasehold improvements, and from 2 to 14 years for machinery and equipment.

Derivative Financial Instruments - As part of our risk management strategy, when considered appropriate, the Company uses derivative financial instruments including foreign currency forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. The intent is to mitigate gains and losses caused by the underlying exposures with offsetting gains and losses on the derivative contracts. By policy, Bel does not enter into speculative positions with derivative instruments.

The Company records all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.

The counterparties to our derivative financial instruments consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts.

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

Earnings per Share – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended  December 31, 2021 and 2020 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2021	2020
Numerator:
Net earnings	$24,821	$12,795
Less dividends declared:
Class A	515	515
Class B	2,862	2,852
Undistributed earnings	$21,444	$9,428

Undistributed earnings allocation:
Class A undistributed earnings	$3,561	$1,574
Class B undistributed earnings	17,883	7,854
Total undistributed earnings	$21,444	$9,428

Net earnings allocation:
Class A net earnings	$4,076	$2,089
Class B net earnings	20,745	10,706
Net earnings	$24,821	$12,795

Denominator:
Weighted average shares outstanding:
Class A	2,145	2,145
Class B	10,258	10,185

Net earnings per share:
Class A	$1.90	$0.97
Class B	$2.02	$1.05

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2021 and 2020 amounted to $21.9 million and $23.6 million, respectively.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14").  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.  The Company adopted amendments in ASU 2018-14 on a retrospective basis effective January 1, 2021.  The adoption of this guidance modified the Company's annual disclosures for its defined benefit plan, but did not have any impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted the updated provisions effective January 1, 2020.  The adoption did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended.  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is currently effective for the Company for annual reporting periods beginning after December 15, 2022, with early adoption permitted.  Management is currently assessing the impact of ASU 2016-13, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022.  Management is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

2.	ACQUISITIONS

rms Connectors

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors” or "rms"), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment.  rms Connectors is a highly regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complements Bel's existing military and aerospace product portfolio and we anticipate will allow us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  Originally based in Coon Rapids, Minnesota, the rms Connectors business was relocated into Bel's existing facilities during the second quarter of 2021, and is part of Bel's Connectivity Solutions group.  The transaction was funded with cash on hand.

EOS Power

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had sales of $12.0 million for the year ended December 31, 2020.  EOS will further assist Bel’s penetration of certain industrial and medical markets currently being served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition has diversified Bel's manufacturing footprint in Asia.  The EOS business is part of Bel’s Power Solutions and Protection group.  The transaction was funded with cash on hand.

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their preliminary fair values and the Company's consolidated results of operations for the year ended December 31, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through December 31, 2021. During the year ended December 31, 2021, the Company incurred $0.5 million of acquisition-related costs related to the 2021 Acquisitions.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The final accounting related to the 2021 Acquisitions was completed as of the filing date of this Annual Report on Form 10-K. The following table depicts the Company's final acquisition date fair values of the consideration transferred and identifiable net assets acquired in these transactions:

	Acquisition Date Fair Values
	rms	EOS	Total
Cash and cash equivalents	$-	$3,903	$3,903
Accounts receivable	1,283	1,805	3,088
Inventories	3,946	1,878	5,824
Other current assets	9	1,340	1,349
Property, plant and equipment	4,035	721	4,756
Intangible assets	-	2,160	2,160
Other assets	-	60	60
Total identifiable assets	9,273	11,867	21,140

Accounts payable	(62)	(2,148)	(2,210)
Accrued expenses	(209)	(506)	(715)
Total liabilities assumed	(271)	(2,654)	(2,925)
Net identifiable assets acquired	9,002	9,213	18,215
Goodwill	-	2,499	2,499
Net assets acquired	$9,002	$11,712	$20,714

Cash paid	$9,002	$11,712	$20,714
Fair value of consideration transferred	$9,002	$11,712	$20,714

Measurement period adjustments recorded during 2021 on the EOS acquisition related to finalization of EOS' pre-acquisition balance sheet and the Company's completion of its preliminary valuation of EOS whereby $2.2 million of intangible assets were identified and recorded on the consolidated balance sheet as of the acquisition date.  These intangible assets are comprised of customer relationships valued at $1.9 million (to be amortized over an estimated life of 16 years) and the tradename, valued at $0.3 million (to be amortized over an estimated life of 2 years).

Based upon the purchase price allocation above, there is no goodwill associated with the rms acquisition.  The goodwill recognized in connection with the EOS acquisition as noted above has been allocated to the Company's Power Solutions and Protection segment and is not deductible for tax purposes.

The results of operations of the 2021 Acquired Companies have been included in the Company’s consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the year ended December 31, 2021, the 2021 Acquired Companies together contributed aggregate revenues of $17.1 million and total estimated net earnings of $1.9 million to the Company since their respective acquisition dates.  The unaudited pro forma information below presents the combined operating results of the Company and the 2021 Acquired Companies assuming that the acquisition of the 2021 Acquired Companies had occurred as of January 1, 2020.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. This unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained if the 2021 Acquisitions had occurred as of January 1, 2020, nor is the pro forma data intended to be a projection of results that may be achieved in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2020:

	Year Ended
	December 31,
	2021	2020
Revenue, net	$546,516	$484,294
Net earnings	25,051	13,549
Earnings per Class A common share - basic and diluted	1.92	1.03
Earnings per Class B common share - basic and diluted	2.04	1.11

3.	REVENUE

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

•

Customer-Designated Hub Arrangements:  These customers operate under a type of concession agreement whereby the Company ships goods to a warehouse or hub, where they will be pulled by the customer at a later date.  The terms specified in the customer-designated hub contracts specify that the Company will not invoice the customer for product until it is pulled from the warehouse or hub.  Once product arrives at the hub, it is generally not returned to Bel unless there is a warranty issue (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Product Warranties" above).  Similar to the contracts described above, each product on each purchase order is considered an individual performance obligation.  Under ASC 606, it was determined that the majority of these hubs are customer-controlled, and therefore control transfers to the customer upon either delivery from Bel's warehouse, or arrival at the customer-controlled hub, depending upon the applicable shipping terms.  Revenue is therefore recognized as control of the product is transferred to the customer (for customer-controlled hubs, this is at the time product is shipped to the hub).  The accompanying consolidated balance sheet reflects a corresponding unbilled receivable balance, as we do not have the right to invoice the customer until product is pulled from the hub.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2021
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$126,303	$152,799	$38,335	$317,437
Europe	30,241	38,068	8,252	76,561
Asia	8,483	27,168	113,845	149,496
	$165,027	$218,035	$160,432	$543,494

By Sales Channel:
Direct to customer	$99,221	$134,635	$131,300	$365,156
Through distribution	65,806	83,400	29,132	178,338
	$165,027	$218,035	$160,432	$543,494

	Year Ended December 31, 2020
	Cinch Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$112,663	$123,014	$29,999	$265,676
Europe	30,017	34,447	6,328	70,792
Asia	8,051	24,027	97,225	129,303
	$150,731	$181,488	$133,552	$465,771

By Sales Channel:
Direct to customer	$95,853	$113,570	$108,727	$318,150
Through distribution	54,878	67,918	24,825	147,621
	$150,731	$181,488	$133,552	$465,771

Contract Assets and Contract Liabilities:

A contract asset results when goods or services have been transferred to the customer but payment is contingent upon a future event, other than passage of time.  In the case of our customer-controlled hub arrangements, we are unable to invoice the customer until product is pulled from the hub by the customer, which generates an unbilled receivable (a contract asset) when revenue is initially recognized.

A contract liability results when cash payments are received or due in advance of our performance obligation being met.  We have certain customers who provide payment in advance of product being shipped, which results in deferred revenue (a contract liability).

The balances of the Company's contract assets and contract liabilities at  December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020

Contract assets - current (unbilled receivables)	$28,275	$14,135
Contract liabilities - current (deferred revenue)	$2,224	$2,077

The change in balance of our unbilled receivables from December 31, 2020 to  December 31, 2021 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).  The deferred revenue balance is included within other current liabilities on the accompanying balance sheets.

A tabular presentation of the activity within the deferred revenue account for the year ended  December 31, 2021 is presented below:

Year Ended
December 31, 2021
Balance, January 1	$2,077
New advance payments received	3,984
Recognized as revenue during period	(2,665)
Other adjustments	(1,175)
Currency translation	3
Balance, December 31	$2,224

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of  December 31, 2021 related to contracts that exceed one year in duration amounted to $39.8 million, with expected contract expiration dates that range from 2023 - 2025. It is expected that 96% of this aggregate amount will be recognized in 2023, 0% will be recognized in 2024 and the remainder will be recognized in years beyond 2024.  The majority of the Company's total backlog of orders at  December 31, 2021 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers. The transaction price related to these future obligations also excludes variable consideration consisting of sales or usage-based royalties earned on licensing agreements. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the licensed intellectual property.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.  At December 31, 2021 and 2020, the Company's reportable operating segments were as follows:

•

Connectivity Solutions: includes the 2010 acquisition of Cinch Connectors, the 2012 acquisitions of Fibreco Limited and GigaCom Interconnect, the 2013 acquisition of Array Connector, the 2014 acquisition of Emerson Network Power Connectivity Solutions, the 2021 acquisition of rms Connectors, in addition to sales and an estimated allocation of expenses related to connectivity products manufactured at Bel sites that are not product group specific.

•

Power Solutions and Protection: includes the 2012 acquisition of Powerbox Italia, the 2014 acquisition of Power-One's Power Solutions business, the 2019 acquisition of the majority of CUI Inc.'s power products business, the 2021 acquisition of EOS, in addition to sales and an estimated allocation of expenses related to power products manufactured at Bel sites that are not product group specific.

•	Magnetic Solutions: includes the 2013 acquisition of TE Connectivity's Coil Wound Magnetics business, our Signal Transformer business, in addition to sales and an estimated allocation of expenses related to Bel's ICM and discrete magnetic products that are manufactured at Bel sites that are not product group specific.

The changes in the carrying value of goodwill classified by our segment reporting structure for the year ended  December 31, 2021 are as noted in the table below.

	Total	Connectivity Solutions	Power Solutions & Protection	Magnetic Solutions
Balance at January 1, 2021:
Goodwill, gross	$23,966	$7,855	$16,111	$-
Goodwill, net	$23,966	$7,855	$16,111	$-

Goodwill allocation related to acquisition	2,499	-	2,499	-
Foreign currency translation	186	(120)	306	-

Balance at December 31, 2021:
Goodwill, gross	$26,651	$7,735	$18,916	$-
Goodwill, net	$26,651	$7,735	$18,916	$-

The Company has accumulated impairment charges totaling $137.5 million, which were incurred under a former segment and reporting unit structure which was in place prior to October 1, 2019.

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

2021 Annual Impairment Test

On October 1, 2021, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units (the only reporting units with goodwill aside from the 2021 acquisitions) exceeded the carrying value and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2021 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Connectivity Europe	40.3%
Power Europe	64.6%
CUI	136.7%

2020 Impairment Tests

On October 1, 2020, the Company completed step one of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units (the only reporting units with goodwill) exceeded the carrying value and that there was no indication of impairment.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2021 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks.  Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Trademarks have indefinite lives and are reviewed for impairment on an annual basis, or when there is a triggering event.  Other intangible assets, excluding trademarks, are being amortized over 1 to 16 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2021, the Company's indefinite-lived intangible assets related to the trademarks acquired in the CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,957	$28,353	$10,604	$39,056	$25,160	$13,896
Customer relationships	58,008	24,766	33,242	56,261	21,280	34,981
Non-compete agreements	2,711	2,711	-	2,716	2,717	(1)
Trademarks	17,189	40	17,149	16,953	40	16,913

	$116,865	$55,870	$60,995	$114,986	$49,197	$65,789

Amortization expense was $7.1 million during each 2021 and 2020.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2022	$5,780
2023	4,631
2024	4,569
2025	4,554
2026	4,554

2021 and 2020 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2021 and October 1, 2020.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at both  December 31, 2021 and December 31, 2020, with no indication of impairment at either date.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2021 and 2020, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.3 million at December 31, 2021 and $0.7 million at December 31, 2020.

Throughout 2020 and 2021, the Company entered into a series of foreign currency forward contracts, the fair value of which less than $0.1 million at each  December 31, 2021 and 2020.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

During the fourth quarter of 2021, the Company entered into two interest rate swap agreements as further described in Note 12, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $0.1 million at December 31, 2021, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2021 or 2020.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2021.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  December 31, 2021 or  December 31, 2020.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2021 and 2020, the estimated fair value of total debt was $112.5 million and $118.4 million, respectively, compared to a carrying amount of $112.5 million and $115.6 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2021.

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

At December 31, 2021 and 2020, the Company has obligations of $23.6 million and $24.3 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2021 and 2020, these assets had a combined value of $16.4 million and $15.4 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $16.1 million and $14.7 million at December 31, 2021 and 2020, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income to account for the increase in cash surrender value in the amount of $1.3 million and $1.4 million during the years ended December 31, 2021 and 2020, respectively.  These fluctuations are classified as other income (expense), net on the consolidated statements of operations for all periods presented.  This classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2021 and 2020, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.3 million and $0.7 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2021 and 2020, the fair market value of these investments was $0.3 million and $0.7 million, respectively.

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2021	2020
Raw materials	$67,127	$40,846
Work in progress	31,103	25,916
Finished goods	41,153	33,371
Inventories	$139,383	$100,133

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2021	2020
Land	$1,105	$1,115
Buildings and improvements	20,915	19,917
Machinery and equipment	120,961	124,114
Construction in progress	5,081	1,603
	148,062	146,749
Accumulated depreciation	(109,852)	(112,248)
Property, plant and equipment, net	$38,210	$34,501

Depreciation expense for the years ended  December 31, 2021 and 2020 was $9.7 million and $9.3 million, respectively.  At December 31, 2021, a total of $1.6 million of property was classified as assets held for sale on the accompanying consolidated balance sheet related to our corporate headquarters in Jersey City, New Jersey.

9.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2018 and for state examinations before 2015.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2011 in Asia and generally 2013 in Europe.

At December 31, 2021 and 2020, the Company has approximately $28.4 million and $28.5 million, respectively, of liabilities for uncertain tax positions (zero and $2.4 million, respectively, is included in other current liabilities on the consolidated balance sheets and $28.4 million and $26.1 million, respectively, is included in liability for uncertain tax positions on the consolidated balance sheets).  These amounts, if recognized, would reduce the Company’s effective tax rate.  As of December 31, 2021, approximately $4.1 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2021	2020
Liability for uncertain tax positions - January 1	$28,516	$29,061
Additions based on tax positions related to the current year	2,054	764
Translation adjustment	331	887
Settlement/expiration of statutes of limitations	(2,467)	(2,196)
Liability for uncertain tax positions - December 31	$28,434	$28,516

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2021 and 2020, the Company recognized $0.7 million and $0.8 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2021 and 2020, the Company recognized a benefit of $1.0 million and $0.5 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $5.0 million and $5.2 million accrued for the payment of interest and penalties at December 31, 2021 and 2020, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company’s total earnings before provision for income taxes included earnings (losses) from domestic operations of $7.3 million and ($6.0) million for 2021 and 2020, respectively, and earnings before provision for income taxes from foreign operations of $20.0 million and $18.1 million for 2021 and 2020, respectively.

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2021	2020
Current:
Federal	$520	$(1,555)
State	126	168
Foreign	1,419	2,472
	2,065	1,085
Deferred:
Federal	863	(1,412)
State	(54)	(151)
Foreign	(368)	(181)
	441	(1,744)

	$2,506	$(659)

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2021		2020
	$	%	$	%
Tax provision computed at the federal statutory rate	$5,739	21%	$2,549	21%
(Decrease) increase in taxes resulting from:
Different tax rates applicable to foreign operations	(1,641)	(6%)	311	3%

Reversal of liability for uncertain tax positions - net	(413)	(2%)	(1,432)	(12%)

Impact of U.S. Tax Reform	-	0%	(1,129)	(9%)

Research and experimentation and foreign tax credits	343	1%	(245)	(2%)

State taxes, net of federal benefit	42	0%	4	0%

SERP/COLI and restricted stock income	(172)	(1%)	(234)	(2%)

Other, net	(1,392)	(5%)	(483)	(4%)
Tax provision (benefit) computed at the Company's effective tax rate	$2,506	9%	$(659)	(5%)

As of December 31, 2021, the Company has $25.1 million of deferred tax assets, which the Company evaluates for utilization on an annual basis. The Company has gross federal, state and foreign net operating losses (“NOL”) of $30.1 million which amount to $6.8 million of deferred tax assets.  In addition, the Company has $1.3 million of credit carryforwards and acquired deferred tax assets of $0.9 million. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $8.1 million on these deferred tax assets. The federal and certain foreign NOL's can be carried forward indefinitely, the state and certain foreign NOL's expire at various times during 2025 – 2040 and the tax credit carryforwards expire at various times during 2028 - 2040.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2021. Applicable income and dividend withholding taxes of $0.3 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2021. Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$812	$757
Unfunded pension liability	965	1,840
Reserves and accruals	4,124	3,181
Federal, state and foreign net operating loss and credit carryforwards	7,586	7,744
Depreciation	488	604
Amortization	130	142
Lease accounting	4,592	3,217
Other accruals	6,364	5,452
Total deferred tax assets	25,061	22,937
Deferred tax liabilities:
Depreciation	2,450	1,992
Amortization	6,483	6,541
Lease accounting	4,522	3,110
Other accruals	573	330
Total deferred tax liabilities	14,028	11,973
Valuation allowance	8,059	6,289
Net deferred tax assets	$2,974	$4,675

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2021 and 2020, borrowings outstanding related to the respective term loans described below were $0 and $104.8 million, respectively, with $112.5 million and $12.0 million in borrowings outstanding under the revolver, respectively. The unused credit available under the applicable credit facility was $62.5 million at  December 31, 2021 and $63.0 million at December 31, 2020.  At December 31, 2020, the carrying value of the debt on the consolidated balance sheets is reflected net of $1.3 million of deferred financing costs.

The interest rate in effect at  December 31, 2021 was 1.60%, which consisted of LIBOR of 0.10% plus the Company's margin of 1.50%.  The interest rate in effect at  December 31, 2020 was 2.19%, which consisted of LIBOR of 0.19% plus the Company's margin of 2.00%.  In connection with its outstanding borrowings and amortization of the deferred financing costs described below, the Company incurred $3.5 million and $4.7 million of interest expense during the years ended December 31, 2021 and 2020, respectively.  The interest expense for the year ended December 31, 2021 included $0.8 million of deferred financing costs amortized in connection with the extinguishment of debt under the Prior Credit Agreement (as defined below) as further described under "2021 Refinancing" below.

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

2017 Amendment and Refinancing

On December 11, 2017, the Company refinanced the borrowings under the 2014 CSA and further amended its terms as follows: (i) extended the maturity date to December 11, 2022, (ii) revised the amount of the Term Loan to $125.0 million, (iii) increased the amount available under the Revolver to $75.0 million, (iv) reduced mandatory amortization payments over the first four years of the new 5-year term; and (v) reduced the pricing grid related to interest expense, among other items (as so amended, the "2017 CSA").  Concurrent with its entry into the 2017 CSA, the Company's outstanding balances due under the DDTL and Revolver were paid in full.  In connection with 2017 CSA and related refinancing, the Company paid $1.8 million of deferred financing costs.  Due to the magnitude of the modifications to the 2014 CSA, including a reduction in the number of lenders within the syndicate, this modification was deemed an extinguishment of the balances outstanding related to the Term Loan and DDTL that originated under the 2014 CSA.  As a result, $1.0 million of existing deferred financing costs were accelerated and recorded as interest expense during the fourth quarter of 2017.

Under the terms of the 2017 CSA, the Company was entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or term loans in the aggregate principal amount of up to $75 million to the extent that existing or new lenders agreed to provide such additional commitments and/or term loans.

The borrowings under the 2017 CSA bore interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.375% per annum to 2.75% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which was the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.375% per annum to 1.75% per annum, depending on the Company's leverage ratio.

The 2017 CSA contained customary representations and warranties, covenants and events of default and financial covenants that measured (i) the ratio of the Company's total funded indebtedness, on a consolidated basis, to the amount of the Company's consolidated EBITDA, as defined, ("Leverage Ratio") and (ii) the ratio of the amount of the Company's consolidated EBITDA to the Company's consolidated fixed charges ("Fixed Charge Coverage Ratio"). If an event of default occurred, the lenders under the CSA would have been entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

2020 Amendment

On February 18, 2020, the Company further amended its credit agreement whereby the Company voluntarily prepaid a portion of its term loan under the credit agreement in the amount of $8.2 million. The Amendment also served to modify the interest rate and fees applicable to the loans under the credit agreement and change certain covenants related to matters including acquisitions, share repurchases and financial ratios (as so amended, including by all prior amendments, the "Prior Credit Agreement").

2021 Refinancing

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

The borrowings under the New Credit Agreement bear interest, generally payable quarterly, at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.125% per annum to 2.125% per annum depending on the Company’s leverage ratio, or (2)(a) an alternate “Base Rate,” which is the highest of (i) KeyBank’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR rate with a maturity of one month plus 1%, plus (b) a margin ranging from 0.125% per annum to 1.125% per annum, depending on the Company’s leverage ratio.  Additionally, the New Credit agreement contains standard provisions and procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York), with provisions applying that alternate benchmark where applicable following the replacement of LIBOR.  Pursuant to the terms of the New Credit Agreement, the Company has agreed to pay to KeyBank, as administrative agent for the ratable account of the revolving lenders in consideration for their commitments in respect of the New Revolver, a commitment fee due quarterly in arrears and calculated based on the average unused amount of the facility (exclusive of swing line exposure), at a rate ranging from 0.2% per annum to 0.3% per annum, depending on the Company’s leverage ratio.

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

The Company recorded $0.7 million of deferred financing costs associated with the New Credit Agreement, which are included in other current assets and other assets on the accompanying consolidated balance sheet at December 31, 2021 and will be amortized to interest expense over the five year term of the New Credit Agreement.

At December 31, 2021, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

Interest Rate Swaps

In December 2021, the Company purchased two interest rate swaps (the "2021 Swaps"), each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the LIBOR portion of the interest rate on a portion of our outstanding debt on our New Revolver. The 2021 Swaps were effective December 31, 2021 and continue through August 31, 2026, the original termination date of the New Credit Agreement. The 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. See Note 12, "Derivative Instruments and Hedging Activities" for further information on these interest rate derivative instruments entered into in connection with the New Credit Agreement.

Scheduled principal payments of the total debt outstanding at  December 31, 2021 are as follows (in thousands):

2022	$-
2023	-
2024	-
2025	-
2026	112,500
Total long-term debt	112,500
Less: Current maturities of long-term debt	-
Noncurrent portion of long-term debt	$112,500

11.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2021	2020
Sales commissions	$2,049	$2,574
Subcontracting labor	1,622	758
Salaries, bonuses and related benefits	21,342	17,165
Warranty accrual	1,056	1,010
Other	8,384	6,969
	$34,453	$28,476

The change in warranty accrual during 2021 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during 2021.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Chinese Renminbi and the Mexican Peso.  These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

We held outstanding foreign currency forward contracts with notional amounts of $17.1 million and $0.4 million as of December 31, 2021 and 2020, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the New Credit Agreement, in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.3055% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) pay interest at a fixed rate of 1.3180% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million (the “2021 Swaps”).  The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps swill terminate on August 31, 2026.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of December 31, 2021 were as follows:

		December 31,
	Balance Sheet Classification	2021	2020
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$57	$-
Not designated as hedging instruments	Other current assets	-	12
Total derivative assets		$57	$12

Derivative liabilities:
Foreign currency forward contracts:
Not designated as hedging instruments	Other current liabilities	$19	$-
Interest rate swap agreements:
Designated as a cash flow hedge	Other long-term liabilities	116	-
Total derivative liabilities		$135	$-

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$57	$-
Interest rate swap agreements	(116)	-
	$(59)	$-

The gain related to the foreign currency forward contracts is included as a component of currency translation adjustment on the accompanying statement of other comprehensive income at December 31, 2021.  The loss related to the interest rate swap agreements is included as a component of unrealized holding (losses) gains on marketable securities on the accompanying statement of other comprehensive income at December 31, 2021.  There were no net gains (losses) reclassified from AOCL to the consolidated statements of operations during 2021 or 2020.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended December 31, 2021 and 2020 were as follows:

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2021	2020
Foreign currency forward contracts	Other (expense) income, net	$62	$134
Interest rate swap agreements	Other (expense) income, net	-	-
		$62	$134

13.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups and a corporate segment.  The segments consist of Connectivity Solutions, Power Solutions and Protection, Magnetic Solutions and a Corporate segment.  The primary criteria by which financial performance is evaluated and resources are allocated are net sales and gross profit.  The following is a summary of key financial data:

	Year Ended December 31, 2021
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$165,027	$218,035	$160,432	$-	$543,494
Gross Profit	43,501	58,823	34,106	(2,047)	134,383
Gross Profit %	26.4%	27.0%	21.3%	nm	24.7%
Total Assets	147,813	206,719	104,845	52,469	511,846
Capital Expenditures	1,768	4,718	2,911	-	9,397
Depreciation and Amortization Expense	6,683	8,022	2,126	30	16,861

	Year Ended December 31, 2020
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$150,731	$181,488	$133,552	$-	$465,771
Gross Profit	42,200	45,587	33,072	(1,129)	119,730
Gross Profit %	28.0%	25.1%	24.8%	nm	25.7%
Total Assets	137,333	180,939	92,538	43,056	453,866
Capital Expenditures	1,955	2,458	1,063	-	5,476
Depreciation and Amortization Expense	5,700	8,611	2,112	-	16,423

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	Years Ended December 31,
	2021	2020
Net Sales by Geographic Location:

United States	$317,436	$265,676
Macao	137,065	129,303
United Kingdom	20,000	22,017
Slovakia	19,407	17,609
Germany	17,856	13,582
India	12,430	-
Switzerland	8,315	8,612
All other foreign countries	10,985	8,972
Consolidated net sales	$543,494	$465,771

Net Sales by Major Product Line:

Connectivity solutions	$165,027	$150,731
Magnetic solutions	160,432	133,552
Power solutions and protection	218,035	181,488
Consolidated net sales	$543,494	$465,771

The following is a summary of long-lived assets by geographic area as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Long-lived Assets by Geographic Location:

United States	$30,438	$26,748
People's Republic of China (PRC)	29,904	28,711
Slovakia	6,675	5,514
United Kingdom	1,264	1,715
All other foreign countries	1,190	1,235
Consolidated long-lived assets	$69,471	$63,923

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.6% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in 2021 and 2020.  The net sales associated with this customer were $57.8 million (10.6% of sales) in 2021 and $55.2 million (11.9% of sales) in 2020. Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment.

14.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended  December 31, 2021 and 2020 amounted to $1.2 million and $1.1 million, respectively. As of December 31, 2021, the plan owned 303,712 and 99,277 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash or Company stock.  The expense for the years ended  December 31, 2021 and 2020 amounted to approximately $2.7 million and $0.3 million, respectively. As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments under the Plan,  his  beneficiary  would  be  entitled  to  continue  receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended  December 31, 2021 and 2020 amounted to $1.7 million and $1.6 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020

Service Cost	$677	$600
Interest Cost	540	636
Net amortization	509	343
Net periodic benefit cost	$1,726	$1,579

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other expense, net in the accompanying consolidated statements of operations.

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Fair value of plan assets, January 1	$-	$-
Company contributions	504	446
Benefits paid	(504)	(446)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$24,308	$21,541
Service cost	677	600
Interest cost	540	636
Benefits paid	(504)	(446)
Actuarial (gains) losses	(1,441)	1,977
Benefit obligation, December 31	$23,580	$24,308
Underfunded status, December 31	$(23,580)	$(24,308)

The Company has recorded the 2021 and 2020 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $21.8 million as of  December 31, 2021 and $22.4 million as of December 31, 2020.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $16.4 million and $15.4 million at December 31, 2021 and 2020, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.3 million.  The Company expects to make contributions of $0.6 million to the SERP in 2022.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2022, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2022	$935
2023	940
2024	979
2025	1,021
2026	1,016
2027 - 2031	6,057

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2021	2020
Prior service cost	$460	$586
Net loss	1,391	1,773
	$1,851	$2,359

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2021	2020
Net periodic benefit cost:
Discount rate	2.25%	3.00%
Rate of compensation increase	2.50%	2.50%
Benefit obligation:
Discount rate	2.75%	2.25%
Rate of compensation increase	2.50%	2.50%

15.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock.  At December 31, 2021, 795,000 shares remained available for future issuance under the 2020 Equity Compensation Plan.  The 2011 Equity Compensation Plan provided for the issuance of 1.4 million shares of the Company's Class B common stock.  At December 31, 2021, no shares remained available for future issuance under the 2011 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.3 million and $2.3 million for 2021 and 2020, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2021 and 2020.  At December 31, 2021 and 2020, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2021 and 2020, the Company issued 209,000 shares and 113,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2021 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (In Years)

Outstanding at January 1, 2021	405,450	$19.77	3.0
Granted	209,000	15.07
Vested	(112,100)	23.85
Forfeited	(40,500)	16.98
Outstanding at December 31, 2021	461,850	$16.94	3.2

As of December 31, 2021, there was $5.3 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.9 years.  This expense is recorded in cost of sales and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that the majority of its restricted stock awards will vest.

16.	COMMON STOCK

As of December 31, 2021, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2021, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2021, to the Company's knowledge, this shareholder owned 19.1% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2021 and 2020, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.4 million and $3.4 million in 2021 and 2020, respectively.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreements immediately before such payment and after giving effect to such payment.

17.	LEASES

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

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Year Ended December 31,
	2021	2020
Amortization of ROU assets - finance leases	$270	$205
Interest on lease liabilities - finance leases	77	65
Operating lease cost (cost resulting from lease payments)	8,229	8,113
Short-term lease cost	183	189
Variable lease cost (cost excluded from lease payments)	297	270
Sublease income	-	-
Total lease cost	$9,056	$8,842

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,250	$8,022
Operating cash flows from finance leases	77	65
Finance cash flows from finance leases	253	185
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,595	3,384
Finance leases	1,862	451

Supplemental balance sheet information related to leases was as follows:

	2021	2020
Operating Leases:
Operating lease right-of-use assets	$21,252	$14,217
Operating lease liability, current	6,880	6,591
Operating lease liability, long-term	14,668	8,064
Total operating lease liabilities	$21,548	$14,655

Finance Leases:
Property, plant and equipment, gross	$2,719	$966
Accumulated depreciation	(690)	(391)
Property, plant and equipment, net	$2,029	$575
Other current liabilities	$363	$198
Other long-term liabilities	1,650	790
Total finance lease liabilities	$2,013	$988

	2021	2020
Weighted-Average Remaining Lease Term:
Operating leases (in years)	4.3	2.7
Finance leases (in years)	5.9	4.6

Weighted-Average Discount Rate:
Operating leases	6.0%	6.0%
Finance leases	6.1%	6.3%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our lease assets are located.

Maturities of lease liabilities were as follows as of December 31, 2021:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2022	$7,891	$555
2023	5,366	555
2024	3,920	542
2025	3,240	391
2026	2,950	391
Thereafter	1,538	577
Total undiscounted cash flows	24,905	3,011
Less imputed interest	(3,357)	(998)
Present value of lease liabilities	$21,548	$2,013

18.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $119.6 million and $42.5 million at  December 31, 2021 and December 31, 2020, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $5.1 million and $2.1 million at  December 31, 2021 and December 31, 2020, respectively.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2021 and 2020.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2021 and 2020 are summarized below:

	December 31,
	2021	2020

Foreign currency translation adjustment, net of taxes of ($417) at December 31, 2021 and ($750) at December 31, 2020	$(14,911)	$(13,142)
Unrealized holding (losses) gains on available-for-sale securities, net of taxes of ($7) at December 31, 2021 and $0 at December 31, 2020	(87)	19
Unfunded SERP liability, net of taxes of ($502) at December 31, 2021 and ($1,377) at December 31, 2020	(3,865)	(4,940)

Accumulated other comprehensive loss	$(18,863)	$(18,063)

Changes in accumulated other comprehensive (loss) income by component during the years ended  December 31, 2021 and 2020 are as follows.  All amounts are net of tax.

		Unrealized Holding
	Foreign Currency	Gains (Losses) on
	Translation	Available-for-	Unfunded
	Adjustment	Sale Securities	SERP Liability		Total

Balance at January 1, 2020	$(20,032)	$12	$(4,045)		$(24,065)

Other comprehensive income (loss) before reclassifications	6,890	7	(933)		5,964
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	38	(a)	38
Net current period other comprehensive income (loss)	6,890	7	(895)		6,002

Balance at December 31, 2020	(13,142)	19	(4,940)		(18,063)

Other comprehensive income (loss) before reclassifications	(1,769)	(106)	1,431		(444)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(356)	(a)	(356)
Net current period other comprehensive income (loss)	(1,769)	(106)	1,075		(800)

Balance at December 31, 2021	$(14,911)	$(87)	$(3,865)		$(18,863)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in other expense, net on the accompanying consolidated statement of operations.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2021, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2021, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Grant Thornton LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

The Registrant intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of the SEC’s Regulation S-K, by posting such information on the Registrant’s website, www.belfuse.com.

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	795,000

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	795,000

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of shareholders that is responsive to the information required with respect to this Item.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.4	Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2021.

10.5

ISDA Master Agreement, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of November 10, 2021, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2021.

10.6

ISDA Master Agreement, by and between Bel Fuse Inc. and KeyBank National Association, dated as of November 16, 2021, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2021.

10.7	Confirmation of transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of December 6, 2021, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2021.

10.8	Confirmation of transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of December 6, 2021, is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2021.

10.9	Consulting Agreement, dated October 15, 2021, by and between Bel Fuse Inc. and HR Asset Partners.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

24.1*	Power of attorney (included on the signature page)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Daniel Bernstein
President and Chief Executive Officer
Dated: March 14, 2022

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Bernstein and Farouq Tuweiq as his/her attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 14, 2022
Daniel Bernstein	(Principal Executive Officer)

/s/ Peter Gilbert	Director	March 14, 2022
Peter Gilbert

/s/ John Tweedy	Director	March 14, 2022
John Tweedy

/s/ Mark Segall	Director	March 14, 2022
Mark Segall

/s/ Eric Nowling	Director	March 14, 2022
Eric Nowling

/s/ Vincent Vellucci	Director	March 14, 2022
Vincent Vellucci

/s/ Thomas E. Dooley	Director	March 14, 2022
Thomas E. Dooley

/s/ Rita V. Smith	Director	March 14, 2022
Rita V. Smith

/s/ Jacqueline Brito	Director	March 14, 2022
Jacqueline Brito

/s/ Farouq Tuweiq	Chief Financial Officer	March 14, 2022
Farouq Tuweiq	(Principal Financial Officer)

/s/ Lynn Hutkin	Director of Financial Reporting	March 14, 2022
Lynn Hutkin	(Principal Accounting Officer)