Form 10-Q
period 2022-03-31
BEL FUSE INC /NJ
filed 2022-05-06
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2022
Class A Common Stock ($0.10 par value)	2,144,912
Class B Common Stock ($0.10 par value)	10,371,602

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our 2021 Annual Report on Form 10-K and the risk factors described in this or other Quarterly Reports on Form 10-Q filed thereafter, and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.  These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2021 Annual Report on Form 10-K and in the risk factors described in this or other Quarterly Reports on Form 10-Q filed thereafter, and from time to time in our other filings with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$51,235	$61,756
Accounts receivable, net of allowance for doubtful accounts of $1,347 and $1,536, respectively	93,683	87,135
Inventories	155,341	139,383
Unbilled receivables	20,556	28,275
Assets held for sale	1,626	1,626
Other current assets	11,649	10,841
Total current assets	334,090	329,016

Property, plant and equipment, net	37,569	38,210
Right-of-use assets	25,126	21,252
Intangible assets, net	58,878	60,995
Goodwill	26,272	26,651
Deferred income taxes	5,294	4,461
Other assets	33,052	31,261
Total assets	$520,281	$511,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,615	$65,960
Accrued expenses	30,116	34,453
Operating lease liabilities, current	7,063	6,880
Other current liabilities	7,646	4,719
Total current liabilities	109,440	112,012

Long-term Liabilities:
Long-term debt	112,500	112,500
Operating lease liabilities, long-term	18,290	14,668
Liability for uncertain tax positions	28,740	28,434
Minimum pension obligation and unfunded pension liability	24,051	23,909
Deferred income taxes	1,583	1,487
Other liabilities	10,321	10,093
Total liabilities	304,925	303,103

Commitments and contingencies (see Note 14)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,144,912 shares outstanding at each date (net of 1,072,769 treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,372,602 and 10,377,102 shares outstanding at March 31, 2022 and December 31, 2021, respectively (net of 3,218,307 treasury shares)	1,037	1,038
Additional paid-in capital	38,996	38,419
Retained earnings	192,143	187,935
Accumulated other comprehensive loss	(17,034)	(18,863)
Total stockholders' equity	215,356	208,743
Total liabilities and stockholders' equity	$520,281	$511,846

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue, net	$136,718	$110,643
Cost of sales	102,594	86,384
Gross profit	34,124	24,259

Research and development costs	5,009	4,986
Selling, general and administrative expenses	21,026	20,995
Gain on sale of property	-	(6,175)
Income from operations	8,089	4,453

Interest expense	(688)	(801)
Other (expense) income, net	(773)	546
Earnings before provision for income taxes	6,628	4,198

Provision for income taxes	1,564	999
Net earnings available to common stockholders	$5,064	$3,199

Net earnings per common share:
Class A common share - basic and diluted	$0.38	$0.24
Class B common share - basic and diluted	$0.41	$0.26

Weighted-average number of shares outstanding:
Class A common shares - basic and diluted	2,145	2,145
Class B common shares - basic and diluted	10,374	10,203

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net earnings available to common stockholders	$5,064	$3,199

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($12) and $9, respectively	(1,216)	(2,529)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	2,984	(1)
Change in unfunded SERP liability, net of taxes of ($17) and ($28), respectively	61	99
Other comprehensive income (loss)	1,829	(2,431)

Comprehensive income	$6,893	$768

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$38,419
Net earnings	5,064	5,064	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(727)	(727)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($12)	(1,216)	-	(1,216)	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,984	-	2,984	-	-	-
Stock-based compensation expense	576	-	-	-	-	576
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-
Balance at March 31, 2022	$215,356	$192,143	$(17,034)	$214	$1,037	$38,996

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136
Net earnings	3,199	3,199	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-
Class B Common Stock, $0.07/share	(716)	(716)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $9	(2,529)	-	(2,529)	-	-	-
Unrealized holding losses on marketable securities	(1)	-	(1)	-	-	-
Stock-based compensation expense	600	-	-	-	-	600
Change in unfunded SERP liability, net of taxes of ($28)	99	-	99	-	-	-
Balance at March 31, 2021	$186,323	$168,846	$(20,494)	$214	$1,020	$36,737

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net earnings	$5,064	$3,199
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,301	4,145
Stock-based compensation	576	600
Amortization of deferred financing costs	34	165
Deferred income taxes	(451)	48
Net unrealized gains on foreign currency revaluation	(289)	(361)
Gains on sale of property	-	(6,175)
Other, net	131	(941)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,694)	174
Unbilled receivables	7,719	1,267
Inventories	(16,344)	(1,293)
Accounts payable	(1,194)	804
Accrued expenses	(3,564)	(263)
Other operating assets/liabilities, net	2,963	397
Net cash (used in) provided by operating activities	(7,748)	1,766

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,040)	(1,203)
Payments for acquisitions, net of cash acquired	-	(14,759)
Proceeds from sale of property, plant and equipment	87	6,724
Net cash used in investing activities	(1,953)	(9,238)

Cash flows from financing activities:
Dividends paid to common stockholders	(823)	(815)
Repayments of long-term debt	-	(1,487)
Net cash used in financing activities	(823)	(2,302)

Effect of exchange rate changes on cash and cash equivalents	3	(1,125)

Net decrease in cash and cash equivalents	(10,521)	(10,899)
Cash and cash equivalents - beginning of period	61,756	84,939
Cash and cash equivalents - end of period	$51,235	$74,040

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$1,152	$578
Interest payments	$461	$627

Details of acquisitions:
Fair value of identifiable net assets acquired	$-	$18,215
Goodwill	-	2,499
Fair value of net assets acquired	$-	$20,714

Fair value of consideration transferred	$-	$20,714
Less: Cash acquired in acquisitions	-	(4,677)
Less: Deferred consideration	-	(1,278)
Cash paid for acquisitions, net of cash acquired	$-	$14,759

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There were no significant changes to these accounting policies during the three months ended March 31, 2022, except as discussed in “Recently Adopted Accounting Standards” below.

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

rms Connectors

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors” or "rms"), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment.  rms Connectors is a highly regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complemented Bel's existing military and aerospace product portfolio and enabled us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency.  Originally based in Coon Rapids, Minnesota, the rms Connectors business was relocated into Bel's existing facilities during the second quarter of 2021, and is part of Bel's Connectivity Solutions group.  The transaction was funded with cash on hand.

EOS Power

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had sales of $12.0 million for the year ended December 31, 2020.  EOS enhances Bel's position related to certain industrial and medical markets historically served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition diversified Bel's manufacturing footprint in Asia.  The EOS business is part of Bel’s Power Solutions and Protection group.  The transaction was funded with cash on hand.

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company's condensed consolidated results of operations for the three months ended March 31, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through March 31, 2021. During the three months ended March 31, 2021, the Company incurred $0.2 million of acquisition-related costs related to the 2021 Acquisitions.  No acquisition-related costs were incurred during the first quarter of 2022.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The results of operations of the 2021 Acquired Companies have been included in the Company’s condensed consolidated financial statements for the periods subsequent to their respective acquisition dates.  During the three months ended March 31, 2021, rms Connectors contributed revenues of $2.1 million and estimated net earnings of $0.4 million to the Company since its acquisition date.  As EOS was acquired on March 31, 2021, this acquisition did not have any contribution to revenue or net earnings during the first quarter of 2021.  The unaudited pro forma information below presents the combined operating results of the Company and the 2021 Acquired Companies assuming that the acquisition of the 2021 Acquired Companies had occurred as of January 1, 2021.  The unaudited pro forma results are presented for illustrative purposes only.  They do not reflect the realization of any potential cost savings, or any related integration costs. This unaudited pro forma information does not purport to be indicative of the results that would have actually been obtained if the 2021 Acquisitions had occurred as of January 1, 2021, nor is the pro forma data intended to be a projection of results that may be achieved in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2021:

Three Months Ended
March 31, 2021
Revenue, net	$113,665
Net earnings	3,429
Earnings per Class A common share - basic and diluted	0.26
Earnings per Class B common share - basic and diluted	0.28

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2022
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$32,532	$42,349	$10,878	$85,759
Europe	9,214	9,385	2,471	21,070
Asia	1,967	7,056	20,866	29,889
	$43,713	$58,790	$34,215	$136,718

By Sales Channel:
Direct to customer	$26,053	$35,844	$25,738	$87,635
Through distribution	17,660	22,946	8,477	49,083
	$43,713	$58,790	$34,215	$136,718

	Three Months Ended March 31, 2021
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$29,542	$29,777	$7,077	$66,396
Europe	6,747	9,959	1,248	17,954
Asia	1,767	3,905	20,621	26,293
	$38,056	$43,641	$28,946	$110,643

By Sales Channel:
Direct to customer	$23,637	$26,489	$24,335	$74,461
Through distribution	14,419	17,152	4,611	36,182
	$38,056	$43,641	$28,946	$110,643

The balances of the Company’s contract assets and contract liabilities at  March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021

Contract assets - current (unbilled receivables)	$20,556	$28,275
Contract liabilities - current (deferred revenue)	$3,977	$2,224

The change in balance of our unbilled receivables from December 31, 2021 to March 31, 2022 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2022 related to contracts that exceed one year in duration amounted to $61.5 million, with expected contract expiration dates that range from 2023 - 2025. It is expected that 88% of this aggregate amount will be recognized in 2023, 7% will be recognized in 2024 and the remainder will be recognized in years beyond 2024.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

Numerator:
Net earnings	$5,064	$3,199
Less dividends declared:
Class A	129	128
Class B	727	716
Undistributed earnings	$4,208	$2,355

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$692	$394
Class B undistributed earnings	3,516	1,961
Total undistributed earnings	$4,208	$2,355

Net earnings allocation - basic and diluted:
Class A net earnings	$821	$522
Class B net earnings	4,243	2,677
Net earnings	$5,064	$3,199

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,145	2,145
Class B - basic and diluted	10,374	10,203

Net earnings per share:
Class A - basic and diluted	$0.38	$0.24
Class B - basic and diluted	$0.41	$0.26

5.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2022 and December 31, 2021, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.2 million at  March 31, 2022 and $0.3 million at December 31, 2021.

Throughout 2022 and 2021, the Company entered into a series of foreign currency forward contracts, the fair value of which was $0.1 million at  March 31, 2022 and less than $0.1 million at  December 31, 2021.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

During the fourth quarter of 2021, the Company entered into two interest rate swap agreements as further described in Note 9, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $2.9 million at  March 31, 2022 and $0.1 million at  December 31, 2021, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2022 or  March 31, 2021.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2022 or  March 31, 2021.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  March 31, 2022 or December 31, 2021.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At each  March 31, 2022 and December 31, 2021, the estimated fair value of total debt was $112.5 million, compared to a carrying amount of $112.5 million at each date.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2022.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2022 or March 31, 2021.

6.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2022	2021
Raw materials	$69,239	$67,127
Work in progress	44,117	31,103
Finished goods	41,985	41,153
Inventories	$155,341	$139,383

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Land	$1,105	$1,105
Buildings and improvements	21,469	20,915
Machinery and equipment	122,051	120,961
Construction in progress	4,462	5,081
	149,087	148,062
Accumulated depreciation	(111,518)	(109,852)
Property, plant and equipment, net	$37,569	$38,210

Depreciation expense was $2.4 million for each of the three month periods ended March 31, 2022 and 2021.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At March 31, 2022, a total of $1.6 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet related to our corporate headquarters in Jersey City, New Jersey.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Sales commissions	$2,012	$2,049
Subcontracting labor	1,977	1,622
Salaries, bonuses and related benefits	17,065	21,342
Warranty accrual	1,038	1,056
Other	8,024	8,384
	$30,116	$34,453

The change in warranty accrual during the three months ended March 31, 2022 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2022.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We held outstanding foreign currency forward contracts with notional amounts of $17.3 million and $17.1 million as of March 31, 2022 and December 31, 2021, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the credit agreement (further described in Note 10, "Debt"), in December 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.3055% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) pay interest at a fixed rate of 1.3180% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million (the “2021 Swaps”).  The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets and are reclassified into the condensed consolidated statements of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$67	$57
Not designated as hedging instruments	Other current assets	43	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	2,868
Total derivative assets		$2,978	$57

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$-	$-
Not designated as hedging instruments	Other current liabilities	-	19
Interest rate swap agreements:
Designated as a cash flow hedge	Other long-term liabilities	-	116
Total derivative liabilities		$-	$135

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net gains recognized in AOCL:
Foreign currency forward contracts	$154	$-
Interest rate swap agreements	2,809	-
	$2,963	$-

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$67	$-
Interest rate swap agreements	(176)	-
	$(109)	$-

The gain related to the foreign currency forward contracts is included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income at March 31, 2022 and December 31, 2021.  The unrealized gains (losses) related to the interest rate swap agreements on the accompanying condensed consolidated statements of comprehensive income at March 31, 2022 and December 31, 2021 includes an immaterial amount of unrealized gain (loss) on marketable securities as of each date.  There were no net gains (losses) reclassified from AOCL to the consolidated statements of operations during the three months ended March 31, 2021.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021 were as follows:

		Three Months Ended March 31,
	Classification in Consolidated Statements of Operations	2022	2021
Foreign currency forward contracts	Other (expense) income, net	$(7)	$10
		$(7)	$10

10.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The Company had $112.5 million in outstanding borrowings under the Revolver at each of  March 31, 2022 and  December 31, 2021.  Revolving loans borrowed under the CSA mature of September 1, 2026.

The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($52.5 million at each date) was 1.96% at March 31, 2022 and 1.60% at December 31, 2021 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 9, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the LIBOR portion of the interest rate on a portion of our outstanding debt on our Revolver. The 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 2.41% during the first quarter of 2022.  In connection with interest due on its outstanding borrowings under the CSA during each period, the effects of the 2021 Swaps and amortization of deferred financing costs, the Company incurred $0.7 million and $0.8 million of interest expense during the three months ended March 31, 2022 and March 31, 2021, respectively.

The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

11.	INCOME TAXES

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at March 31, 2022.  The Company’s liabilities for uncertain tax positions totaled $28.7 million and $28.4 million at March 31, 2022 and December 31, 2021, respectively, of which $4.1 million are expected to be resolved during 2022 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $5.2 million and $5.0 million, respectively, accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

12.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended March 31, 2022 and 2021 amounted to $0.4 million and $0.3 million, respectively.  The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2022, the plan owned 321,707 and 99,858 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exception, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense for the three months ended March 31, 2022 and 2021 amounted less than $0.1 million during each period.  As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.7 million at March 31, 2022 and $0.8 million at December 31, 2021.  These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2022 and 2021 amounted to $0.8 million and $0.1 million, respectively.  As of  March 31, 2022, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2022	2021
Service cost	$126	$169
Interest cost	159	135
Net amortization	78	127
Net periodic benefit cost	$363	$431

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2022	2021
Prior service cost	$428	$460
Net loss	1,345	1,391
	$1,773	$1,851

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2022 and December 31, 2021 are summarized below:

	March 31,	December 31,
	2022	2021

Foreign currency translation adjustment, net of taxes of ($404) at March 31, 2022 and ($417) at December 31, 2021	$(16,127)	$(14,911)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of ($7) at March 31, 2022 and ($7) at December 31, 2021	2,897	(87)
Unfunded SERP liability, net of taxes of ($485) at March 31, 2022 and ($502) at December 31, 2021	(3,804)	(3,865)

Accumulated other comprehensive loss	$(17,034)	$(18,863)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2022 are as follows.  All amounts are net of tax.

		Unrealized
	Foreign Currency	Gains (Losses) on
	Translation	Interest Rate Swap	Unfunded
	Adjustment	Cash Flow Hedge	SERP Liability		Total

Balance at December 31, 2021	$(14,911)	$(87)	$(3,865)		$(18,863)
Other comprehensive (loss) income before reclassifications	(1,216)	2,984	(6)		1,762
Amount reclassified from accumulated other comprehensive loss	-	-	67	(a)	67
Net current period other comprehensive (loss) income	(1,216)	2,984	61		1,829

Balance at March 31, 2022	$(16,127)	$2,897	$(3,804)		$(17,034)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other (expense) income, net on the accompanying condensed consolidated statements of operations.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. ("MPS") for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. MPS filed a Motion to Dismiss and a Motion to Transfer Venue to the Northern District of California in September 2021.  On May 5, 2022, the Western District of Texas court denied MPS’s motion to dismiss and its efforts to challenge venue.  As such, the suit shall remain and continue in the Western District of Texas. The Company has made a demand for a jury trial.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

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

	Three Months Ended March 31, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$43,713	$58,790	$34,215	$-	$136,718
Gross Profit	11,596	15,938	6,890	(300)	34,124
Gross Profit %	26.5%	27.1%	20.1%	nm	25.0%

	Three Months Ended March 31, 2021
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$38,056	$43,641	$28,946	$-	$110,643
Gross Profit	9,773	10,782	3,961	(257)	24,259
Gross Profit %	25.7%	24.7%	13.7%	nm	21.9%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2021 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2021 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All statements herein regarding the anticipated or likely impact of COVID-19 constitute Forward-Looking Statements.  All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Our Company

Bel designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, high-speed data transmission, military, commercial aerospace, transportation and e-Mobility industries.  Bel’s portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets.

The Company operates through three product group segments, in addition to a Corporate segment.  In the three months ended March 31, 2022, 43% of the Company’s revenues were derived from Power Solutions and Protection, 32% from Connectivity Solutions and 25% from its Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Czech Republic, Slovakia, India and the People’s Republic of China (PRC).

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

The Effects of COVID-19 on Bel’s Business

The Company continues to be focused on the safety and well-being of its associates around the world in light of COVID-19 and the variants of COVID that followed.  A significant amount of products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by many of the jurisdictions in which we operate. Our management team closely monitors the situation at each of Bel's facilities and has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures, where possible, remain in place throughout our facilities.  The majority of our office staff now follow a hybrid work schedule.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

On March 13, 2022, the PRC government issued a notice whereby effective immediately, certain regions were temporarily shut down to perform widespread testing in response to a COVID-19 outbreak in those regions and in accordance with Beijing’s "zero-tolerance" policy.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China were closed for approximately one week during the month of March 2022 while residents underwent testing.  Further, certain of Bel’s customers and suppliers are also located within these regions, which caused a temporary disruption in the related supply chain.  Although all of our manufacturing sites are running at normal workforce levels as of the filing date of this Quarterly Report on Form 10-Q, COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks. Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability, on our customers and our suppliers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

Beginning in the third quarter of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee.  Further, the majority of our product is shipped via air, and we have therefore been minimally impacted by ocean-related logistic constraints. While there are some delays within the supply chain in the movement of products related to border closures and government monitoring/treatment of goods being transported across borders, to date such delays have not materially impacted our ability to operate our business or achieve our business goals.

Based on our analysis of ASC 350 and ASC 360 during the three months ended March 31, 2022, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $51.2 million at March 31, 2022 as compared to $61.8 million at December 31, 2021.  The Company also has availability under its current revolving credit facility; as of March 31, 2022, the Company could borrow an additional $62.5 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  The management team closely monitors the rapidly changing COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to COVID-19, the key factors affecting Bel’s results for the three months ended March 31, 2022 and/or future results include the following:

•

Revenues – The Company’s revenues in the first three months of 2022 were up $26.1 million, or 23.6%, as compared to the same period of 2021.  The increase was primarily seen within our Power Solutions and Protection group from incremental revenue associated with the EOS acquisition, increased demand for our CUI and circuit protection products, and recent power design wins moving into production within the eMobility end market.  In addition, each of our three product groups experienced an increase in sales through our distribution partners during the first quarter of 2022 as compared to 2021.  Our Connectivity Solutions group is also benefiting from a rebound within the commercial aerospace end market, which contributed to higher sales for this group as compared to the first quarter of 2021.

•

Backlog – Our backlog of orders amounted to $524.8 million at March 31, 2022, an increase of $56.9 million, or 12%, from December 31, 2021.  From year-end 2021 to March 31, 2022, we saw a 15% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our Power product lines.  At quarter-end, the backlog of orders for our Magnetic Solutions products grew by 9% from year-end, primarily driven by an increase in orders from a large networking customer.  During the first quarter of 2022, the backlog for our Connectivity Solutions products increased by 8% from the 2021 year-end levels, primarily due to higher demand from our distribution customers and continued recovery in demand from our direct and after-market commercial aerospace customers.

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

•

Pricing and Availability of Materials – There have been ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.   The Company’s material costs as a percentage of revenue were 44.6% of sales during the first three months of 2022, down slightly from 45.5% during the same period of 2021 as a result of a favorable shift in product mix and the impact of recent pricing actions, offset in part by higher material costs in the 2022 period.

•

Labor Costs – Labor costs were 9.5% of revenue during the first three months of 2022 as compared to 9.1% of revenue during the same period of 2021.  The increase in labor costs for the first quarter of 2022 was largely impacted by an increase in labor-intensive integrated connector module (ICM) products coupled with higher labor costs associated with unfavorable exchange rate fluctuations in 2022 and wage increases at our PRC factories.  Further, our Connectivity group incurred incremental labor costs in the first quarter of 2022 related to a recent increase in production associate headcount to accommodate the ramp up in demand from the commercial aerospace end market.

•

Restructuring – While there were no restructuring costs incurred during the three months ended March 31, 2022, the Company will continue to explore opportunities to streamline the organization to further improve profitability.  These efforts may result in incremental restructuring costs being recognized in future periods.

•

Impact of Foreign Currency – As further described below, during the three months ended March 31, 2022, labor and overhead costs were $0.1 million higher than the same period of 2021 due to an unfavorable foreign exchange environment involving the Chinese Renminbi as compared to the prior year period.  However, also as described below, the Company realized offsetting foreign exchange transactional gains of $0.3 million during the three months ended March 31, 2022, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2022 versus those in effect at December 31, 2021. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was unfavorably impacted by transactional foreign exchange losses in the first three months of 2022 due to the appreciation of the Chinese Renminbi against the U.S. dollar as compared to exchange rates in effect during 2021, offset by the impact of depreciation of the Euro, British Pound, Mexican Peso against the U.S. dollar during that same period.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.1 million higher in the three months ended March 31, 2022 as compared to the same period of 2021.  The Company monitors changes in foreign currencies and in 2022 implemented additional foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which our pretax profits are earned.  Of the geographic jurisdictions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical jurisdictions. See Note 11, “Income Taxes”.

Our strategic initiatives aimed at enhancing Bel's margins and driving continued improvement and operational excellence are showing strong results. We are also seeing the benefits of the implementation of our new pricing policies throughout the sales channels.  With record backlog and strong bookings going into our second quarter, we remain positive about the balance of the year. The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

The Company’s revenue and gross margin by operating segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2022	2021	2022	2021
Connectivity solutions	$43,713	$38,056	26.5%	25.7%
Magnetic solutions	34,215	28,946	20.1%	13.7%
Power solutions and protection	58,790	43,641	27.1%	24.7%
	$136,718	$110,643	25.0%	21.9%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $5.7 million during the first quarter of 2022 as compared to the first quarter of 2021.  This increase was primarily due to a partial rebound in demand from direct and after-market commercial aerospace customers of $2.9 million (89%) during the three months ended March 31, 2022 as compared to the same period of 2021.   Sales of Connectivity Solutions products through our distribution channels were also $3.2 million (22%) higher during the three months ended March 31, 2022 as compared to the same period of 2021.  These sales increases were offset by a decline in military sales of $1.6 million (15%) during the three months ended March 31, 2022 as compared to the prior year period.  The gross margin benefits of the higher sales volume were partially offset by higher material and labor costs in the 2022 period.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $5.3 million during the three months ended March 31, 2022 as compared to the same period of 2021. Demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the sales increase, despite the resurgence of COVID-related factory shutdowns at certain of our manufacturing facilities in China during part of March 2022. The higher sales volume made a meaningful impact on gross margin improvement for this product group from last year's first quarter, and outweighed the effects of higher labor rates in China for this group.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $15.1 million during the first quarter of 2022 as compared to the same quarter of 2021.   The sales increase for the first quarter was led by the inclusion of EOS, acquired in March 2021, which contributed sales of $4.2 million, a $4.2 million (107%) increase in circuit protection product sales, a $3.8 million (37%) increase in CUI sales, and a $2.8 million (90%) increase in sales of product going into the eMobility end market.  Sales growth in the first quarter of 2022 was offset in part by a decline in DC/DC power product sales of $2.0 million as compared to the first quarter of 2021.  Gross margin improved in the 2022 period above as compared to the 2021 period as higher sales volume and a favorable shift in product mix offset the impact of increased material and labor costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Material costs	44.6%	45.5%
Labor costs	9.5%	9.1%
Other expenses	20.9%	23.5%
Total cost of sales	75.0%	78.1%

Material costs as a percentage of sales during the three months ended March 31, 2022 were down compared to the first quarter of 2021, due in part to a favorable shift in product mix coupled with recent pricing actions, despite the continued industry-wide shortages on certain raw materials, such as semiconductors and plastic resin, which has led to an increase in material pricing from our suppliers.  Labor costs as a percentage of sales have increased from the first quarter of 2021 due to an increase in sales of our labor-intensive ICM products, wage rate increases at our PRC factories, and an unfavorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.  Further, our Connectivity group incurred incremental labor costs in the first quarter of 2022 related to recruiting and training of approximately 300 new factory associates to accommodate the increase in demand from the commercial aerospace end market.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the first quarter of 2022 by $3.3 million as compared to the first quarter of 2021 due to a variety of factors.  The recent ramp up in commercial aerospace demand has resulted in significant headcount increases at our factories that support this end market, restoring some of the indirect labor and overhead expenses that had been previously reduced when demand was low.  Further, certain of our other factories have started to run additional shifts to accommodate the increase in demand from our customers, resulting in higher overhead costs.  In addition to an increase in support labor headcount, wage rate increases, both inflationary and government-mandated increases to minimum wage rates, have led to higher costs in the first quarter of 2022 as compared to the same period of 2021.

Research and Development ("R&D") Expense:

R&D expense amounted to $5.0 million, the same as the first quarter of 2021.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $21.0 million for the first quarter of 2022, the same as the first quarter of 2021.  Within SG&A, increases in sales commissions of $0.5 million and property insurance of $0.2 million during the first quarter of 2022 were offset in full by a $0.7 million reduction in legal and professional fees as compared to the first quarter of 2021.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic jurisdiction in which the pretax profits are earned.  Of the geographic jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical segments.  See Note 11, “Income Taxes”.

The provision for income taxes was $1.6 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  The Company’s earnings before income taxes for the three months ended March 31, 2022, were approximately $2.4 million higher than the same period in 2021, primarily attributable to an increase in income in the Asia and Europe regions, offset by a decrease in the North America region. The Company’s effective tax rate was 23.6% and 23.8% for the three months ended March 31, 2022 and 2021, respectively.  Our tax rate for the first quarter of 2022 remained relatively consistent compared to the same quarter of 2021, affected by tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions.  See Note 11, “Income Taxes.”

Liquidity and Capital Resources

Our principal sources of liquidity include $51.2 million of cash and cash equivalents at March 31, 2022, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the three months ended March 31, 2022, the Company’s cash and cash equivalents decreased by $10.5 million.  This decrease was primarily due to the following:

•	net cash used in operating activities of $7.7 million;
•	purchases of property, plant and equipment of $2.0 million; and
•	dividend payments of $0.8 million

During the three months ended March 31, 2022, accounts receivable increased by $6.7 million due to the conversion of unbilled receivables into invoiced receivables during the first quarter related to activity in our customer-controlled hub arrangements.  Days sales outstanding (DSO) increased to 62 days at March 31, 2022 as compared to 54 days at December 31, 2021.  Inventory increased by $16.3 million at March 31, 2022 compared to December 31, 2021, largely in raw materials and WIP to accommodate the continued increase in product orders.  Inventory turns, excluding R&D, decreased to 2.6 at March 31, 2022 from 3.1 at December 31, 2021.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 27.9% of the Company’s total assets at March 31, 2022 and 29.1% of total assets at December 31, 2021. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at March 31, 2022 and 2.9 to 1 at December 31, 2021. At March 31, 2022 and December 31, 2021, $37.6 million and $42.0 million, respectively (or 73% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first three months of 2022, the Company did not repatriate any funds from outside of the U.S. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed.  The Company's material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There were no material changes to the Company's future cash requirements during the three months ended March 31, 2022.

Credit Facility

In September 2021, the Company entered into the CSA, as further described in Note 10, "Debt".  The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio. The unused credit available under the credit facility at March 31, 2022 was $62.5 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

Critical Accounting Policies and Estimates

The Company's condensed consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  The Company bases its estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Different assumptions and judgments could change the estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported.  Management evaluates its estimates, assumptions and judgments on an ongoing basis.

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations. For a detailed discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in the Company’s 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1 to the Company’s Financial Statements, “Basis of Presentation and Accounting Policies,” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act.

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

PART II.     Other Information

Item 1.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 14, "Commitments and Contingencies" of the Company’s Condensed Consolidated Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

The risk factors described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 6, 2022, we entered into an employment agreement with Farouq Tuweiq, our Chief Financial Officer (the “Employment Agreement”).

The Employment Agreement provides for Mr. Tuweiq to continue to serve as our Chief Financial Officer, reporting to our Chief Executive Officer, with an annual base salary of $270,000, his current rate of base pay, subject to adjustment in the discretion of the compensation committee of our board of directors (the “Compensation Committee”).  Under the Employment Agreement, Mr. Tuweiq is eligible for annual bonuses in the discretion of the Compensation Committee.  For 2022, however, Mr. Tuweiq’s target bonus will be commensurate with that of our other senior executives, and he will receive an additional incremental bonus for 2022 in an amount equal to eight weeks of base salary.  To receive any bonus, Mr. Tuweiq must be employed by us at December 31st of the year to which the bonus relates. Mr. Tuweiq will be provided an $8,400 annual transportation allowance and will be eligible for all employee benefits and perquisites provided to our other employees and senior executives.

Mr. Tuweiq will also be eligible to continue to participate in our Nonqualified Deferred Compensation Plan (“DCP”), to which the Company will credit him with $25,000 per year for each of his first four years of participation.  Thereafter, the Company’s credits to the DCP on his behalf will be discretionary, with an annual target of $10,000.  Mr. Tuweiq's DCP account attributable to Company credits will vest upon his attainment of age 55 if he is then in employment with the Company.  Vesting will also occur in the event of his termination of employment due to death or disability or if a change in control event (as defined in the DCP) occurs during his employment with the Company.

Pursuant to the Employment Agreement, Mr. Tuweiq’s employment with the Company will continue to be at-will.  In the event that Mr. Tuweiq’s employment with the Company is involuntarily terminated without cause (as defined in the Employment Agreement) or if he resigns for good reason (as defined in the Employment Agreement), subject to his execution of a release containing customary terms, he will receive severance in a lump sum amount equal to 50% of his then annual base salary and all of the unvested shares of the Company's Class B common stock that are subject to his May 15, 2021 restricted stock award will become fully vested.

By entering into the Employment Agreement, Mr. Tuweiq has reaffirmed his obligations under the Employee Intellectual Property and Confidential Information Agreement he entered into when he commenced employment with us.

The foregoing summary is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 5.

Item 6. Exhibits

(a) Exhibits:

10.1*†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

           †   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
May 6, 2022
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)